Form 10-Q
period 2006-12-31
ENERGY XXI (BERMUDA) LTD
filed 2007-02-13
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9971

Energy XXI (Bermuda) Limited
(Exact name of registrant as specified in its charter)

Bermuda	98-0499286
(State or other jurisdiction of incorporation or organization)	Identification Number)

Canon’s Court, 22 Victoria Street, PO Box HM
1179, Hamilton HM EX, Bermuda	N/A
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	441-295-2244

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☐	No	☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding

Common Stock, par value $.001 per share,
as of February 12, 2007	84,049,115

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
ITEM 4. Controls and Procedures
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
ITEM 6. Exhibits
SIGNATURES
Exhibit Index
Rule 13a-14(a) Certification of John D. Schiller, Jr.
Rule 13a-14(a) Certification of David West Griffin
Section 1350 Certification of John D. Schiller, Jr.
Section 1350 Certification of David West Griffin

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)

	December 31,	June 30,
	2006	2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$11,255	$62,389
Receivables:
Oil and natural gas sales	32,329	19,325
Joint interest billings	9,515	11,173
Acquisition	—	14,070
Stock subscription	—	7,326
Insurance	42,256	39,801
Other	557	—
Prepaid expenses and other current assets	35,367	9,200
Royalty deposit	2,175	2,175
Derivative financial instruments	36,011	7,752
TOTAL CURRENT ASSETS	169,465	173,211

PROPERTY AND EQUIPMENT, net of accumulated depreciation, depletion, and amortization (“DD&A”)
Oil and natural gas properties - full cost method of accounting, including $199,780 and $50,840 of unproved oil and natural gas properties as of December 31 and June 30, 2006, respectively, and net of accumulated DD&A of $79,232 and $20,225 as of December 31 and June 30, 2006, respectively.	823,974	447,852
Other property and equipment, net of accumulated depreciation of $579 and $132 as of December 31 and June 30, 2006, respectively.	2,979	1,569
TOTAL PROPERTY AND EQUIPMENT, NET	826,953	449,421
Deposit and acquisition costs	—	10,025
Derivative financial instruments	26,148	5,856
Deferred income taxes	—	1,780
Debt issuance costs, net of accumulated amortization of $897 and $306, as of December 31 and June 30, 2006, respectively	2,760	3,678

TOTAL ASSETS	$1,025,326	$643,971

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED BALANCE SHEETS (Continued)
(In Thousands, except share information)

	December 31,	June 30,
	2006	2006
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$30,787	$23,281
Advances from joint interest partners	4,392	6,211
Undistributed oil and natural gas proceeds	—	5,617
Accrued liabilities	13,236	5,846
Income and franchise taxes payable	1,512	913
Deferred income taxes	16,984	143
Derivative financial instruments	—	948
Current maturities of long-term debt	10,050	9,584
TOTAL CURRENT LIABILITIES	76,961	52,543
Long-term debt, less current maturities	478,831	199,644
Deferred income taxes	8,642	—
Asset retirement obligations	45,104	37,844
Derivative financial instruments	—	590
Other liabilities	1,401	641
TOTAL LIABILITIES	610,939	291,262

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 2,500,000 shares authorized and no shares issued at December 31, 2006 and June 30, 2006	—	—
Common stock, $0.001 par value, 396,500,624 shares authorized and 84,039,628 and 80,645,129 issued at December 31, 2006 and June 30, 2006, respectively	84	81
Additional paid-in capital	362,664	350,238
Retained earnings	19,283	6,942
Accumulated other comprehensive income (loss), net of tax of $17,422 as of December 31, 2006 and net of tax benefit of $2,541 as of June 30, 2006	32,356	(4,552)
TOTAL STOCKHOLDERS’ EQUITY	414,387	352,709

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,025,326	$643,971

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except per share information)
(Unaudited)

				Period from
				Inception
			Six Months	July 25, 2005
	Three Months Ended		Ended	Through
	December 31,		December 31,	December 31,
	2006	2005	2006	2005

REVENUES
Oil sales	$43,954	$—	$79,106	$—
Natural gas sales	35,189	—	65,854	—
TOTAL REVENUES	79,143	—	144,960	—

COSTS AND EXPENSES
Lease operating expense	10,134	—	22,153	—
Production taxes and transportation	407	—	1,218	—
Depreciation, depletion and amortization	31,711	15	59,455	19
Accretion of asset retirement obligation	871	—	1,742	—
General and administrative expense	8,226	399	15,906	497
Gain on derivative financial instruments	(853)	—	(1,558)	—
Organization costs	—	—	—	54
TOTAL COSTS AND EXPENSES	50,496	414	98,916	570

OPERATING INCOME (LOSS)	28,647	(414)	46,044	(570)

OTHER INCOME (EXPENSE)
Interest income	866	1,911	1,292	1,911
Interest expense	(12,148)	—	(27,007)	—
	(11,282)	1,911	(25,715)	1,911

INCOME BEFORE INCOME TAXES	17,365	1,497	20,329	1,341

PROVISION FOR INCOME TAXES	6,957	—	7,988	—

NET INCOME	$10,408	$1,497	$12,341	$1,341

EARNINGS PER SHARE
Basic	$0.12	$0.03	$0.15	$0.04
Diluted	$0.12	$0.03	$0.15	$0.04

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING
Basic	83,973	45,652	83,817	31,682
Diluted	83,973	45,652	83,817	31,682

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
			Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, June 30, 2006	80,645	$81	$350,238	$6,942	$(4,552)	$352,709

Common stock issued	3,395	3	13,056	—	—	13,059

Warrants repurchased	—	—	(630)	—	—	(630)

Comprehensive income:

Net income	—	—	—	12,341	—	12,341
Unrealized gain on derivative
financial instruments, net of tax	—	—	—	—	36,908	36,908
Total comprehensive income						49,249
Balance, December 31, 2006	84,040	$84	$362,664	$19,283	$32,356	$414,387

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

		Period from
		Inception
	Six Months	July 25, 2005
	Ended	Through
	December 31,	December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,341	$1,341
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	6,997	—
Unrealized loss on derivative financial instruments	7,382	—
Accretion of asset retirement obligations	1,742	—
Depletion, depreciation, and amortization	59,455	19
Write-off of debt issuance costs-net	5,673	—
Changes in operating assets and liabilities
Receivables	7,038	—
Prepaid expenses and other current assets	(26,167)	(170)
Accounts payable and other liabilities	8,059	187
NET CASH PROVIDED BY OPERATING ACTIVITIES	82,520	1,377

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition	(302,481)	—
Capital expenditures	(120,364)	(279)
Proceeds from the sale of oil and natural gas properties	1,400	—
Other	760	—
NET CASH USED IN INVESTING ACTIVITIES	(420,685)	(279)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	13,059	300,025
Proceeds from long-term debt	299,000	—
Payments on long-term debt	(14,625)	—
Payments on put financing	(5,019)	—
Stock issuance costs	—	(21,712)
Debt issuance costs	(4,754)	—
Other	(630)	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	287,031	278,313

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(51,134)	279,411

CASH AND CASH EQUIVALENTS, beginning of period	62,389	—

CASH AND CASH EQUIVALENTS, end of period	$11,255	$279,411

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations. Energy XXI (Bermuda) Limited (“Energy XXI”) was incorporated in Bermuda on July 25, 2005. Energy XXI (together, with its wholly owned subsidiaries, the “Company”), is an independent oil and natural gas company with its principal wholly-owned subsidiary, Energy XXI Gulf Coast, Inc. (“EGC”), headquartered in Houston, Texas. The Company is engaged in the acquisition, exploration, development and operation of oil and natural gas properties onshore in Louisiana and Texas and offshore in the Gulf of Mexico.

Revenue Recognition. The Company recognizes oil and natural gas revenue under the entitlement method of accounting. Under the entitlement method, revenue is recorded when title passes based on the Company’s net interest. The Company records its entitled share of revenues based on entitled volumes and contracted sales prices.

Interim Financial Statements. The consolidated financial statements for the periods presented herein are unaudited and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations have been included. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s annual report for the period ended June 30, 2006.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant financial estimates are based on remaining proved oil and natural gas reserves. Estimates of proved reserves are key components of the Company’s depletion rate for proved oil and natural gas properties and the full cost ceiling test limitation.

Business Segment Information. The Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131 Disclosures about Segments of an Enterprise and Related Information establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise that engage in activities from which it may earn revenues and incur expenses. Separate financial information is available and this information is regularly evaluated by the chief operating decision maker for the purpose of allocating resources and assessing performance. The Company’s operations involve the exploration, development and production of oil and natural gas and are entirely located in the United States of America. The Company has a single, company-wide management team that administers all properties as a whole rather than as discrete operating segments.

General and Administrative Costs. Under the full cost method of accounting, a portion or the Company’s general and administrative expenses that are directly identified with the Company’s acquisition, exploration and development activities are capitalized as part of oil and natural gas properties. These capitalized costs include salaries, employee benefits, costs of consulting services, and other direct costs incurred to directly support those employees of the Company that are directly involved in acquisition, exploration and development activities. The capitalized costs do not include costs related to production operations, general corporate overhead or similar activities. The Company’s capitalized general and administrative costs directly related to the Company’s acquisition, exploration and development activities for the quarter and six months ended December 31, 2006 were $1.2 million and $2.4 million, respectively.

Principles of Consolidation. The Company’s consolidated financial statements include the accounts of the Energy XXI and the accounts of its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated.

New Accounting Standards. The Company discloses the existence and effect of accounting standards issued but not yet adopted by the Company with respect to accounting standards that may have an impact on the Company when adopted in the future.

Accounting for Stock-based Compensation

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for public companies for annual periods beginning after December 15, 2005, supersedes APB Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The Company adopted SFAS 123(R) on July 1, 2006 and its adoption did not have a material impact on the Company’s consolidated financial statements..

Accounting for Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The provisions of SFAS No. 157 will be applied prospectively as of the beginning of the fiscal year in which it is initially applied except for, among other items, a financial instrument that was measured at fair value at initial recognition under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities using the transaction price in accordance with the guidance in footnote 3 of Issue 02-3 prior to initial application of SFAS No. 157. The adoption of SFAS No. 157 is not expected to have a material impact on the consolidated financial statements of the Company.

Quantifying Misstatements

In September 2006, the SEC staff issued SEC Staff Accounting Bulletin (“SAB”) Topic 1N Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses how a registrant should quantify the effect of an error on the financial statements. The SEC staff concludes in SAB 108 that a dual approach should be used to compute the amount of a misstatement. Specifically, the amount should be computed using both the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) methods. SAB 108 also permits public companies to report the cumulative effect of the new policy as an adjustment to opening retained earnings, whereas Under FASB Statement No. 154, Accounting Changes and Error Corrections, changes in accounting policy generally are accounted for using retrospective application. The adoption of SAB 108 did not have a material impact on the consolidated financial statements of the Company.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes which is an interpretation of FASB Statement No. 109 Accounting for Income Taxes (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company believes that FIN 48 may have an impact on the Company’s financial statements when there is uncertainty regarding a certain tax position taken or to be taken. In such a situation, the provisions of FIN 48 will be utilized to evaluate, measure and record the tax position, as appropriate. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on July 1, 2006 and its adoption did not have a material impact on the Company’s consolidated financial statements.

Accounting for Registration Payment Arrangements

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP amends various authoritative literature notably FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company is in the process of determining the effect, if any, the adoption of this FSP will have on its consolidated financial statements.

NOTE 2 - ACQUISITIONS

On June 7, 2006, the Company entered into a definitive agreement with a number of sellers (the “Sellers”) to acquire certain oil and natural gas properties in Louisiana (the “Castex Acquisition”). The Company made a $10 million earnest money deposit and put in place certain commodity hedges in anticipation of closing. The properties comprise interests in approximately 21 fields with 35 producing wells and approximately 76,000 net acres. Approximately 91% of the proved reserves are natural gas.

The Company closed the Castex Acquisition on July 28, 2006 and at the same time entered into a 50/50 exploration agreement with two of the Sellers for 24 months covering an area of mutual interest in south Louisiana (the “Exploration Agreement”). In addition, the Company entered into a joint development agreement with one of the Sellers that includes the area around Lake Salvador (the “Joint Development Agreement”). The Company’s cash cost of the acquisition was approximately $311.2 million for the reserves and the Company agreed to provide up to a $31 million carried interest in future wells to be drilled.

Lake Salvador Joint Development Agreement: The Joint Development Agreement covers and area of mutual interest (“Lake Salvador AMI”) consisting of approximately 1,680 square miles south of New Orleans, Louisiana. The acreage within the Lake Salvador AMI includes leased, unleased and optioned tracts. The Company and the Seller party to the Exploration Agreement each have the optional right to participate for a 50% interest in acquisitions made by the other party including (1) producing property acquisitions, (2) leases acquired by the exercise of an option to purchase, (3) newly purchased leases or (4) other interest acquired by purchase, farmin, or otherwise (each an “Acquisition”).

If a party elects to participate in an Acquisition, a model form operating agreement will be executed. The form operating agreement provides for a forfeiture non-participation penalty such that failure to participate in the drilling of an exploratory well results in forfeiture of all rights within the identified prospect area associated with such well. Participation in an Acquisition made within the Lake Salvador AMI is optional. The Company acquired rights to approximately 1,000 square miles of 3D seismic data within the Lake Salvador AMI and has the commitment to bear 50% of an estimated $11,000,000 seismic acquisition cost. As of December 31, 2006, approximately $1.5 million in committed seismic costs remained as an obligation of the Company.

Exploration Agreement: The Exploration Agreement covers an area of mutual interest (“Exploration AMI”) consisting of approximately 1.5 million acres in southeast Louisiana. The acreage within the Exploration AMI includes leased, unleased, optioned tracts and properties held by production. The producing properties acquired by Company from the Sellers in the Castex Acquisition are excluded from the provisions of the Exploration AMI. The Company and the two Sellers party to the Exploration Agreement each have the optional right to participate for a 50% interest in Acquisitions made by the other parties. The Exploration AMI is situated adjacent to and west and south of the Lake Salvador AMI.

If a party elects to participate in an Acquisition, a model form operating agreement will be executed. The form operating agreement provides for a forfeiture non-participation penalty of all rights within the identified prospect area (not to exceed 2000 acres) such that failure to participate in the drilling of an exploratory well results in forfeiture of all rights within the identified prospect associated with such well. Participation in an acquisition made within the Exploration AMI and associated wells is optional.

The Company's obligation to fund the carried interest is limited to no more than $4 million per month. The Company anticipates that this carried interest will be fully realized within 24 months. In addition, if hydrocarbon production from one of the properties acquired exceeds 34 billion cubic feet equivalent (BCFE), a level above the proved reserves assumed by the Company in the acquisition, a production payment of up to 3 BCFE of future production will also be payable to the Sellers beginning in January 2009.

The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values, on July 28, 2006 (in thousands):

Oil and natural gas properties	$316,720
Asset retirement obligations	(5,518)

Cash paid, including acquisition costs of $1,362	$(311,202)

Total cash consideration of $311.2 million includes a $10 million deposit and $25,000 of acquisition costs paid in June 2006.

On February 21, 2006, the Company entered into a definitive agreement with Marlin Energy, L.L.C. (“Marlin”) to acquire 100% of the membership interests in Marlin Energy Offshore, L.L.C. and Marlin Texas GP, L.L.C. and the limited partnership interests in Marlin Texas, L.P. (collectively, the “Oil and Gas Assets”) for total cash consideration of approximately $448.4 million, including acquisition costs of $1.6 million. Total cash consideration included an initial purchase price payment of $421 million, working capital payments of $9.8 million, and purchase price adjustments from the contractual effective date of the transaction (January 1, 2006) through the closing date (April 4, 2006) of $16 million. The Oil and Gas Assets represent interests in oil and natural gas production properties and undeveloped acreage in approximately 34 onshore and offshore fields.

The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values, on April 4, 2006 (in thousands):

Net working capital	$358
Insurance receivable	26,614
Acquisition receivable due from Marlin	14,070
Oil and natural gas properties	443,927
Asset retirement obligations	(36,595)

Cash paid, including acquisition costs of $1,607	$(448,374)

On January 26, 2007, Energy XXI Gulf Coast, Inc. (“Energy XXI”), a subsidiary of the Company, entered into an Participation Agreement (the “Participation Agreement”) with Centurion Exploration Company (“Centurion”). Pursuant to the Participation Agreement, Energy XXI paid a consideration of $2.3 million to Centurion to acquire fifty percent (50%) interest in each of seven identified drilling prospects located on a 100,000 acre Area of Mutual Interest in southeastern Louisiana. Under the Participation Agreement, Energy XXI has the option to and anticipates drilling six to eight exploratory wells on these prospects over the next twelve months. Energy XXI will bear 66.67% of the costs of the initial well on each prospect it elects to drill, which are currently anticipated to total approximately $40 million for the six to eight exploratory wells. Failure to participate in the drilling of any initial prospect well or failure to commence the drilling of any initial prospect well within certain time deadlines set forth in the Participation Agreement will result in forfeiture of the interest acquired and the initial consideration paid, on a prospect by prospect basis. Energy XXI will serve as operator of each project and it is anticipated that the first well will commence in late February or early March 2007.

NOTE 3 - LONG-TERM DEBT

Long-term debt follows (in thousands):

	December 31,	June 30,
	2006	2006

First lien revolver	$151,875	$117,500
Second lien facility	325,000	75,000
Put premium financing	12,006	16,728
Total debt	488,881	209,228
Less current maturities	10,050	9,584
Total long-term debt	$478,831	$199,644

To support financing of the Castex Acquisition, the Company utilized the $85.6 million in cash realized from the reduced price warrant solicitation combined with amendments of existing credit facilities by $340 million. The second lien facility, led by BNP Paribas, increased from $75 million to $300 million with a further extension to $325 million available depending upon demand during syndication. The availability of the first lien revolver, led by The Royal Bank of Scotland, was increased from $145 million to $260 million.  At closing of the Castex Acquisition, the Company had $300 million of the second lien facility drawn plus $124.5 million under the first lien facility utilized resulting in total indebtedness of $424.5 million plus a $5 million letter of credit, leaving $130.5 million of availability under the Company’s revised credit facilities to fund future growth and operations. Borrowings under the first lien revolver bear interest at either: 1) a base rate of interest established by the administrative agent in New York and the federal funds rate in effect plus .5% (the “Base Rate”) plus 25 to 100 basis points; or 2) as LIBOR plus 125 to 200 basis points depending upon the percentage of the total availability drawn at any point in time (the “LIBOR Rate”), at the Company’s option on conversion dates. The effective interest rate on the first lien revolver as of December 31, 2006 was 7.12%. Borrowings under the second lien facility bear interest at either: 1) a base rate of interest established by the administrative agent in New York and the federal funds rate in effect plus .5% (the “Base Rate”) plus 400 basis points; or 2) as LIBOR plus 550 basis points (the “LIBOR Rate”), at the Company’s option on conversion dates. The effective interest rate on the second lien facility as of December 31, 2006 was 10.875%.

The syndication of the second lien facility was oversubscribed and on September 1, 2006, the second lien facility was increased to $325 million. A portion of the extension was used to reduce outstanding indebtedness under the first lien revolver. Additionally, the Company had a further $58.1 million available for borrowing under the first lien revolver.

In connection with the amendment of the second lien facility, the Company expensed approximately $5.1 million of debt issuance costs. In accordance with EITF 96-19 Debtors Modification or Exchange of Debt Instruments, if an amendment or modification of a debt instrument is substantial it is considered an extinguishment and the unamortized debt issuance costs of the original instrument and the creditor fees associated with the new debt instrument are expensed.  A modification is considered substantial when the present value of the cash flows under the terms of a new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. The Company’s amendment to the second lien facility in September 2006 met this criterion. The $5.1 million included in interest expense consists of $3.9 million in placement fees paid to BNP Paribas in connection with the amendment to the second lien facility and unamortized debt issuance costs of the original second lien facility of approximately $1.2 million.

Total interest expense for the three months ended December 31, 2006, of approximately $12.1 million, consists of $0.3 million of debt issuance costs, interest expense of approximately $11.6 million associated with the first lien revolver and second lien facility, amortization of approximately $0.2 million associated with premium financing and other.

Total interest expense for the six months ended December 31, 2006, of approximately $27.0 million, consists of $5.7 million amortization of debt issuance costs, interest expense of approximately $20.6 million associated with the first lien revolver and second lien facility and approximately $0.7 million associated with put premium financing and other.

NOTE 4 - ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Company’s asset retirement obligations (“ARO”) (in thousands):

Carrying amount of ARO at July 1, 2006	$37,844
ARO acquired	5,518
Accretion expense	1,742
Carrying amount of ARO at December 31, 2006	$45,104

NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into hedging transactions with major financial institutions to reduce exposure to fluctuations in the price of crude oil and natural gas. The Company uses financially settled crude oil and natural gas puts, swaps, zero-cost collars and three-way collars. Any gains or losses resulting from the change in fair value from hedging transactions that are determined to be ineffective are recorded as a component of operating income, whereas gains and losses from the settlement of hedging contracts are recorded in crude oil and natural gas revenue.

With a financially settled purchased put, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the hedged price of the transaction. With a swap, the counterparty is required to make a payment to the Company if the settlement price for a settlement period is below the hedged price for the transaction, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is above the hedged price for the transaction. With a zero-cost collar, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price of the collar, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price for the collar. A three-way collar is a combination of options, a sold call, a purchased put and a sold put. The sold call establishes a maximum price the Company will receive for the volumes under contract. The purchased put establishes a minimum price unless the market price falls below the sold put, at which point the minimum price would be the reference price (i.e., NYMEX) plus the difference between the purchased put and the sold put strike price.

The energy markets have historically been very volatile, and there can be no assurances that crude oil and natural gas prices will not be subject to wide fluctuations in the future. While the use of hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements.

Cash settlements, net of the amortization of purchased put premiums on effective cash flow hedges for the six months ended December 31, 2006 resulted in an increase in oil and natural gas sales in the amount of $12.5 million. For the six months ended December 31, 2006, the Company recognized a loss of approximately $0.4 million related to the net price ineffectiveness of its hedged crude oil and natural gas contracts and a realized gain and an unrealized loss of approximately $6.2 million and $4.1 million, respectively, on derivative financial transactions that did not qualify for hedge accounting.

As of December 31, 2006, the Company had the following contracts outstanding:

	Crude Oil			Natural Gas
	Volume	Contract	Fair Value	Volume	Contract	Fair Value	Total Fair
Period	(MBbls)	Price	Gain (Loss)	(MMBtus)	Price	Gain	Value Gain (2)
Puts (1)
January 2007-December 2007	193	$60	$(124)	8,400	$8.00	$3,065	$2,941
January 2008-December 2008	116	60	(74)	5,870	8.00	745	671
			(198)			3,810	3,612
Swaps
January 2007-December 2007	1,029	$69.08-72.00	3,565	8,886	$8.95-9.84	10,259	13,824
January 2008-December 2008	613	69.08-71.96	1,747	6,000	8.95-9.39	5,882	7,629
January 2009-December 2009	488	69.24-71.06	1,182	2,360	8.62-9.02	1,645	2,827
			6,494			17,786	24,280
Collars
January 2007-December 2007	341	$78	112	2,670	$8.00-8.50	2,295	2,407
January 2008-December 2008	231	78	77	1,780	8.00-8.50	1,513	1,590
			189			3,808	3,997
Three-Way Collars
January 2007-December 2007	380	$55/65/72.90	(74)	245	$6/8/10	537	463
January 2008-December 2008	304	55/65/72.90	(59)	113	6/8/10	247	188
January 2009-December 2009	117	55/65/72.90	(22)	281	6/8/10	615	593
			(155)			1,399	1,244
Net gain on derivatives			$6,330			$26,803	$33,133

(1)	Included in natural gas puts are 7,380 MMBtus and 5,380 MMBtus of $6 to $8 put spreads for the years ended December 31, 2007 and 2008, respectively.
(2) The gain on derivative contracts is net of applicable income taxes.

The Company has reviewed the financial strength of its hedge counterparties and believes the credit risk to be minimal. At December 31, 2006, the Company had no deposits for collateral with its counterparties.

On June 26, 2006, the Company entered into an interest rate costless collar to mitigate the risk of loss due to changes in interest rates. The dollar amount hedged was $75 million with the interest rate collar being 5.45% to 5.75%. At December 31, 2006, the Company had deferred $775,000, net of tax benefit, in losses in OCI related to this instrument.

The following table reconciles the changes in accumulated other comprehensive income (loss) for the period from July 1, 2006 through December 31, 2006 (in thousands):

Accumulated other comprehensive loss, net of tax benefit of $2,451 - July 1, 2006	$(4,552)
Hedging activities:
Change in fair value of crude oil and natural gas hedging positions, net of tax of $20,359	37,809
Change in fair value of interest rate hedging position, net of tax benefit of $485	(901)
Accumulated other comprehensive income, net of tax of $17,422 - December 31, 2006	$32,356

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

The following represents the Company’s supplemental cash flow information for the six months ended December 31, 2006 (in thousands):

Cash paid for interest	$15,879
Cash paid for income taxes	$2,400

NOTE 7 - EMPLOYEE BENEFIT PLANS

Participation Share Program. The Company has adopted a Participating Share Program as an incentive and retention program for its employees. Participation shares (or “Phantom Stock”) are issued from time to time at a value equal to the Company’s share price at the time of issue. The Phantom Stock vest equally over a three-year period. When vesting occurs, the Company pays the employee an amount equal to the then current share price times the number of Phantom Stock that have vested, plus the cumulative value of dividends applicable to the Company’s stock.

At the Company's sole discretion, at the time the Phantom Stock vest, the Company has the ability to offer the employee to accept shares in lieu of cash. Upon a change in control of the Company, all outstanding Phantom Stock become immediately vested and payable.

As of December 31, 2006, the Company had issued 1,200,000 shares of Phantom Shares and for the quarter and six months ended December 31, 2006, recognized general and administrative expense of $305,000 and $735,000, respectively. A liability has been recognized as of December 31, in the amount of $956,000 in Other liabilities in the accompanying consolidated balance sheet. The amount of the liability will be remeasured at fair value as of each reporting date. No Phantom Stock has vested or has been paid as of December 31, 2006.

Defined Contribution Plans. The Company’s employees are covered by a discretionary noncontributory profit sharing plan. The plan provides for annual employer contributions based upon 10% of annual salaries. The Company also sponsors a qualified 401 (k) Plan. The cost to the Company under these plans for the quarter and six months ended December 31, 2006 was $83,000 and, $290,000, respectively.

NOTE 8 - EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.   If warrants to issue common stock were exercised, the effect would be anti-dilutive and thus have been excluded for the computation of diluted earnings per share.

NOTE 9 - HURRICANES KATRINA AND RITA

As of December 31, 2006 the Company has incurred $46.5 million on inspections, repairs, debris removal, and the drilling of replacement wells. The insurance coverage is an indemnity program that provides for reimbursement after funds are expended. Of the amount spent, the Company believes that $31.9 million is eligible for reimbursement and has recorded this amount as insurance receivable. As of December 31, 2006 the Company has recognized $42.3 million of insurance receivable, which includes $26.6 million acquired from Marlin, $31.9 million recognized since the acquisition less $16.2 million of cash proceeds received from the insurance company.

In January 2007, the Company reached a global settlement for $38.8 million with its insurance carrier, which, when added to the previously approved but unpaid amount of $3.5 million equals the insurance receivable of $42.3 million at December 31, 2006. The amounts are expected to be received in the third fiscal quarter of 2007.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Litigation. The Company is a party to litigation in the normal course of business. While the outcome of litigation against the Company cannot be predicted with certainty, management believes that the effect on its financial condition, results of operations and cash flows, if any, will not be material.

Lease Commitments. The Company has a non-cancelable operating lease for office space that expires on July 31, 2013. Future minimum lease commitments as of December 31, 2006 under the operating leases are as follows (in thousands):

12 Months Ending December 31,

2007	$727
2008	727
2009	727
2010	727
2011	727
Thereafter	1,153
Total	$4,788

Rent expense for the quarter and six months ended December 31, 2006 was approximately $184,000 and $281,000, respectively.

Letters of Credit and Performance Bonds. The Company had $5.3 million in letters of credit and $40.7 million of performance bonds outstanding as of December 31, 2006.

Drilling Rig Commitments. The Company has entered into a four drilling rig commitments ranging from 90 to 364 days, the latest commencing on January 1, 2007. Total commitments under these contracts to secure drilling rigs as of December 31, 2006 are approximately $33.1 million.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is an independent oil and natural gas exploration and production company focused on acquiring and exploiting oil and gas reserves in the U.S. Gulf Coast and the Gulf of Mexico. The Company’s exploration and production activities commenced in April 2006 upon the acquisition of several properties in the U.S. Gulf of Mexico consisting of working interests in 34 oil and gas fields with 108 producing wells from Marlin Energy Offshore, LLC, Marlin Texas GP, L.L.C. and the limited partnership interest in Marlin Texas L.P.

In July 2006, the Company acquired additional oil and gas working interests in 21 fields located onshore and in inland waters on the U.S. Louisiana Gulf Coast from several affiliates of Castex Energy, Inc.

Outlook

The Company intends to build on its acquisitions and grow its reserve base through its drilling program and the optimization of production as well as further strategic acquisitions of oil and natural gas properties. The Company has identified at least 136 drilling opportunities on its fields and anticipates drilling 33 exploratory wells and 19 development wells during fiscal year 2007. The Company expects to spend approximately $250 million on capital projects during fiscal year 2007. In addition, the Company continues to focus on further strategic acquisitions of companies and/or reserves with lower reserves/production ratios, or R/P ratios, in and outside of the U.S. Gulf Coast and the Gulf of Mexico. The Company also engages in hedging activities to manage the commodity price risk associated with acquiring reserves.

Financial Condition and Liquidity

The Company’s principal requirements for capital are to fund its exploration, development and acquisition activities and to satisfy its contractual obligations, primarily for the repayment of debt and any amounts owing during the period related to its hedging positions.

First Lien Revolver

The Company’s first lien revolver was entered into on April 4, 2006 and amended on July 28, 2006. This facility has a face value of $300 million and matures on April 4, 2009. The credit facility bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate, plus applicable margins ranging from 1.25% to 2.00% or an alternate base rate, based on the federal funds effective rate plus applicable margins ranging from 0.25% to 1.00%. The credit facility is secured by mortgages on at least 90% of the value of the Company’s reserves. As of December 31, 2006, the total borrowing base of the facility was $215 million, of which approximately $151.9 million was borrowed. The credit facility contains certain financial covenants with which the Company is currently in compliance.

Second Lien Revolver

The second lien revolver was amended and restated on July 28, 2006. This facility has a face value of $325 million, amortization equal to $3.25 million each year prior to maturity and matures on April 10, 2010. The credit facility bears interest at the applicable London Interbank Offered Rate plus an applicable margin of 5.5% or an alternate base rate, based upon the federal funds effective rate plus an applicable margin of 4.5%. The credit facility is secured by a second lien on all the assets securing the first lien revolver. As of December 31, 2006, the total borrowings under the facility were $325 million. The credit facility contains certain financial covenants with which the Company is currently in compliance.

Capital Resources

The capital budget for the exploration and development program in fiscal 2007 is approximately $250 million. The Company intends to fund its capital expenditure program, contractual commitments, including settlement of derivative contracts and future acquisitions from cash flows from its operations and borrowings under it credit facility. If a significant acquisition opportunity arises, it may also access public markets to issue additional debt and/or equity securities.

Net cash provided by operating and financing activities during the six months ended December 31, 2006 was $82.5 million and $287.0 million, respectively. Cash was used primarily to fund acquisitions and exploration and development expenditures. At December 31, 2006, the Company had a working capital surplus of $92.5 million.

The Company is a party to litigation in the normal course of business. While the outcome of litigation against the Company cannot be predicted with certainty, management believes that the effect on its financial condition, results of operations and cash flows, if any, will not be material.

The Company has a non-cancelable operating lease for office space that expires on July 31, 2013. Future minimum lease commitments as of December 31, 2006 under the operating leases are as follows (in thousands):

12 Months Ending December 31,

2007	$727
2008	727
2009	727
2010	727
2011	727
Thereafter	1,153
Total	$4,788

The Company had $5.3 million in letters of credit and $40.7 million of performance bonds outstanding as of December 31, 2006.

The Company has entered into a four drilling rig commitments ranging from 90 to 364 days, the latest commencing on January 1, 2007. Total commitments under these contracts to secure drilling rigs as of December 31, 2006 are approximately $33.1 million.

Recent Accounting Pronouncements

Accounting for Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The provisions of SFAS No. 157 will be applied prospectively as of the beginning of the fiscal year in which it is initially applied except for, among other items, a financial instrument that was measured at fair value at initial recognition under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities using the transaction price in accordance with the guidance in footnote 3 of Issue 02-3 prior to initial application of SFAS No. 157. The adoption of SFAS No. 157 is not expected to have a material impact on the consolidated financial statements of the Company.

Quantifying Misstatements. In September 2006, the SEC staff issued SEC Staff Accounting Bulletin (“SAB”) Topic 1N Financial Statements—Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses how a registrant should quantify the effect of an error on the financial statements. The SEC staff concludes in SAB 108 that a dual approach should be used to compute the amount of a misstatement. Specifically, the amount should be computed using both the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) methods. SAB 108 also permits public companies to report the cumulative effect of the new policy as an adjustment to opening retained earnings, whereas Under FASB Statement No. 154, Accounting Changes and Error Corrections, changes in accounting policy generally are accounted for using retrospective application. The adoption of SAB 108 did not have a material impact on the consolidated financial statements of the Company.

Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes which is an interpretation of FASB Statement No. 109 Accounting for Income Taxes (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company believes that FIN 48 may have an impact on its consolidated financial statements when there is uncertainty regarding a certain tax position taken or to be taken. In such a situation, the provisions of FIN 48 will be utilized to evaluate, measure and record the tax position, as appropriate. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on July 1, 2006 and its adoption did not have a material impact on the Company’s consolidated financial statements.

Accounting for Registration Payment Arrangements.In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP amends various authoritative literature notably FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company is in the process of determining the effect, if any, the adoption of this FSP will have on its consolidated financial statements.

Results of Operations

Comparative prior periods are not presented since the Company, which was incorporated on July 25, 2005, did not commence oil and gas production activities until April 4, 2006.

For the three months and six months ended December 31, 2006, the Company reported net income of $10.4 million and $12.3 million, respectively, or $0.12 and $0.15 diluted earnings per common share, respectively.

The following table presents the Company’s significant operational information for the periods indicated (in thousands except per unit amounts).

				Six Months
	Three Months Ended			Ended
	June 30,	September 30,	December 31,	December 31,
	2006	2006	2006	2006

Revenues	$47,112	$65,817	$79,143	$144,960

Production costs	9,991	12,830	10,541	23,371
Depreciation, depletion and amortization (“DD&A”)	20,225	27,744	31,711	59,455
General and administrative	2,680	7,680	8,226	15,906

Sales volumes per day
Gas (MMcf)	27.9	47.1	52.1	49.6
Oil (MBbls)	5.1	5.9	7.0	6.5
Total (MBOE)	9.7	13.8	15.7	14.7

Average sales price
Gas per Mcf	$6.48	$6.28	$6.67	$6.49
Oil per Bbl	66.64	67.16	56.77	61.51
Hedge gain per equivalent Bbl	1.67	1.68	7.19	4.62
Total per BOE	55.02	52.03	54.71	53.46

Costs per BOE
Production costs	$11.67	$10.14	$7.29	$8.62
DD&A	23.62	21.93	21.92	21.93
General and administrative	3.13	6.07	5.69	5.87
Other	1.05	0.14	0.01	0.06
Operating income	15.55	13.75	19.80	16.98

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Market-Sensitive Instruments and Risk Management
Market risk is the potential loss arising from adverse changes in market rates and prices, such as commodity prices and interest rates. The Company’s primary market risk exposure is commodity price risk. The exposure is discussed in detail below:

Commodity Price Risk
The Company utilizes commodity-based derivative instruments with major financial institutions to reduce exposure to fluctuations in the price of crude oil and natural gas. The Company uses financially settled crude oil and natural gas puts, swaps, three way collars and zero-cost collars. Any gains or losses resulting from the change in fair value from hedging transactions that are determined to be ineffective are recorded in income, whereas gains and losses from the settlement of hedging contracts are recorded in crude oil and natural gas revenue.

With a financially settled purchased put, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the hedged price of the transaction. With a swap, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the hedged price for the transaction, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is above the hedged price for the transaction. With a zero-cost collar, the counterparty is required to make a payment to if the settlement price for any settlement period is below the floor price of the collar, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price for the collar.

Derivative instruments are reported on the balance sheet at fair value as short-term or long-term derivative financial instruments assets or liabilities.

The energy markets have historically been very volatile, and there can be no assurances that crude oil and natural gas prices will not be subject to wide fluctuations in the future. While the use of hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements.

Disclosure of Limitations

The Company’s ultimate realized gain or loss with respect to commodity price fluctuations will depend on the future exposures that arise during the period, the Company’s hedging strategies at the time and commodity prices at the time.

Interest Rate Risk
On June 26, 2006, the Company entered into interest rate costless collar to mitigate the risk of loss due to changes in interest rates. The dollar amount hedged was $75 million with the interest rate collar being 5.45% to 5.75%. At December 31, 2006, the fair value of this instrument which was designated as a financial hedge, prior to the impact of federal income tax benefit, was $(1,192,736).

The Company will generally invest cash equivalents in high-quality credit instruments consisting primarily of money market funds with maturities of 90 days or less. The Company does not expect any material loss from cash equivalents and therefore it believes its interest rate exposure on invested funds is not material.

ITEM 4.	Controls and Procedures

Under the supervision and with the participation of certain members of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer believe that the disclosure controls and procedures were effective, as of the date of the evaluation, with respect to timely communicating to them and other members of management responsible for preparing periodic reports all material information required to be disclosed in this report as it relates to the Company and its consolidated subsidiaries.

The Company's management does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some person or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the Company's disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, the Company's management has concluded, based on their evaluation as of the end of the period, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

There was no change in the Company's internal control over financial reporting during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Forward-looking Statements

This Quarterly Report contains projections and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These projections and statements reflect the Company’s current views with respect to future events and financial performance. No assurances can be given, however, that these events will occur or that these projections will be achieved and actual results could differ materially from those projected as a result of certain factors.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

See Note 10 of Notes to Consolidated Financial Statements.

ITEM 6.	Exhibits

The following exhibits are filed as part of this report.

Exhibit	Nature of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of John D. Schiller, Jr.

31.2	Rule 13a-14(a)/15d-14(a) Certification of David West Griffin

32.1	Section 1350 Certification of John D. Schiller, Jr.

32.2	Section 1350 Certification of David West Griffin

Items 1A, 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY XXI (BERMUDA) LIMITED

By	/S/ DAVID WEST GRIFFIN
David West Griffin
Chief Financial Officer

By	/S/ RICK D. FOX
Rick D. Fox
Controller and Chief Accounting Officer

Date: February 13, 2007

Exhibit Index

Exhibit	Nature of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of John D. Schiller, Jr.

31.2	Rule 13a-14(a)/15d-14(a) Certification of David West Griffin

32.1	Section 1350 Certification of John D. Schiller, Jr.

32.2	Section 1350 Certification of David West Griffin