Form 10-Q
period 2007-03-31
ENERGY XXI (BERMUDA) LTD
filed 2007-05-08
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding

Common Stock, par value $.001 per share,
as of May 8, 2007	84,049,115

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
Section 1350 Certification of John D. Schiller, Jr.
Section 1350 Certification of David West Griffin

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)

	March 31,	June 30,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,177	$62,389
Accounts receivable
Oil and natural gas sales	40,818	19,325
Joint interest billings	14,961	11,173
Acquisition	—	14,070
Stock subscription	—	7,326
Insurance	109	39,801
Prepaid expenses and other current assets	48,701	9,200
Royalty deposit	2,175	2,175
Derivative financial instruments	15,543	7,752
TOTAL CURRENT ASSETS	132,484	173,211

PROPERTY AND EQUIPMENT, net of accumulated depreciation, depletion, and amortization (“DD&A”)
Oil and natural gas properties - full cost method of accounting, including $199,780 and $50,840 of unproved oil and natural gas properties as of March 31, 2007 and June 30, 2006, respectively, and net of accumulated DD&A of $107,594 and $20,225 as of March 31, 2007 and June 30, 2006, respectively.	925,906	447,852
Other property and equipment, net of accumulated depreciation of $818 and $132 as of March 31, 2007 and June 30, 2006, respectively.	3,036	1,569
TOTAL PROPERTY AND EQUIPMENT, NET	928,942	449,421
Deposit and acquisition costs	—	10,025
Derivative financial instruments	4,508	5,856
Deferred income taxes	—	1,780
Debt issuance costs, net of accumulated amortization of $1,223 and $306, as of March 31, 2007 and June 30, 2006, respectively	2,434	3,678

TOTAL ASSETS	$1,068,368	$643,971

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED BALANCE SHEETS (Continued)
(In Thousands, except share information)

	March 31,	June 30,
	2007	2006
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$47,119	$23,281
Advances from joint interest partners	6,295	6,211
Accrued liabilities	8,327	11,463
Income and franchise taxes payable	1,512	913
Deferred income taxes	2,287	143
Derivative financial instruments	4,073	948
Current maturities of long-term debt	9,634	9,584
TOTAL CURRENT LIABILITIES	79,247	52,543
Long-term debt, less current maturities	532,712	200,064
Deferred income taxes	12,628	—
Asset retirement obligations	45,981	37,844
Derivative financial instruments	—	590
Other liabilities	1,530	221
TOTAL LIABILITIES	672,098	291,262

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 2,500,000 shares authorized and no shares issued at March 31, 2007 and June 30, 2006	—	—
Common stock, $0.001 par value, 396,500,624 shares authorized and 84,049,115 and 80,645,129 issued and outstanding at March 31, 2007 and June 30, 2006, respectively	84	81
Additional paid-in capital	362,334	350,238
Retained earnings	28,864	6,942
Accumulated other comprehensive income (loss), net of tax expense of $2,725 as of March 31, 2007 and net of tax benefit of $2,541 as of June 30, 2006.	4,988	(4,552)
TOTAL STOCKHOLDERS’ EQUITY	396,270	352,709

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,068,368	$643,971

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except per share information)
(Unaudited)

				Period from
				Inception
			Nine Months	July 25, 2005
	Three Months Ended		Ended	Through
	March 31,		March 31,	March 31,
	2007	2006	2007	2006

REVENUES
Oil sales	$42,776	$—	$121,882	$—
Natural gas sales	34,832	—	100,686	—
TOTAL REVENUES	77,608	—	222,568	—

COSTS AND EXPENSES
Lease operating expense	11,485	—	33,638	—
Production taxes and transportation	1,691	—	2,909	—
Depreciation, depletion and amortization	28,600	21	88,055	40
Accretion of asset retirement obligation	877	—	2,619	—
General and administrative expense	10,599	1,204	26,505	1,755
Gain on derivative financial instruments	(1,552)	—	(3,110)	—
TOTAL COSTS AND EXPENSES	51,700	1,225	150,616	1,795

OPERATING INCOME (LOSS)	25,908	(1,225)	71,952	(1,795)

OTHER INCOME (EXPENSE)
Interest income	307	2,798	1,599	4,709
Interest expense	(12,646)	(1,506)	(39,653)	(1,506)
TOTAL OTHER INCOME (EXPENSE)	(12,339)	1,292	(38,054)	3,203

INCOME BEFORE INCOME TAXES	13,569	67	33,898	1,408

PROVISION FOR INCOME TAXES	3,988	—	11,976	—

NET INCOME	$9,581	$67	$21,922	$1,408

EARNINGS PER SHARE
Basic	$0.11	$0.00	$0.26	$0.03
Diluted	$0.11	$0.00	$0.26	$0.03

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING
Basic	84,049	62,500	83,893	42,821
Diluted	84,049	62,500	83,893	42,821

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
			Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, June 30, 2006	80,645	$81	$350,238	$6,942	$(4,552)	$352,709

Common stock issued	3,404	3	13,164	—	—	13,167

Warrants repurchased	—	—	(1,068)	—	—	(1,068)

Comprehensive income:

Net income	—	—	—	21,922	—	21,922
Unrealized gain on derivative
financial instruments, net of tax	—	—	—	—	9,540	9,540
Total comprehensive income						31,462

Balance, March 31, 2007	84,049	$84	$362,334	$28,864	$4,988	$396,270

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

		Period from
		Inception
	Nine Months	July 25, 2005
	Ended	Through
	March 31,	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,922	$1,408
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Deferred income tax expense	3,954	—
Unrealized loss on derivative financial instruments	18,527	—
Accretion of asset retirement obligations	2,619	—
Depletion, depreciation, and amortization	88,055	40
Write-off of debt issuance costs-net	5,998	1,415
Changes in operating assets and liabilities
Accounts receivable	35,807	—
Prepaid expenses and other current assets	(39,501)	(4,230)
Accounts payable and other liabilities	21,385	998
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	158,766	(369)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition	(302,481)	(10,160)
Capital expenditures	(250,951)	(384)
Proceeds from the sale of oil and natural gas properties	1,400	—
Other	1,333	—
NET CASH USED IN INVESTING ACTIVITIES	(550,699)	(10,544)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	13,167	300,026
Proceeds from long-term debt	364,000	14,150
Payments on long-term debt	(24,625)	—
Payments on put financing	(7,030)	—
Stock issuance costs	—	(21,712)
Debt issuance costs	(4,754)	—
Other	(1,037)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	339,721	292,464

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(52,212)	281,551

CASH AND CASH EQUIVALENTS, beginning of period	62,389	—

CASH AND CASH EQUIVALENTS, end of period	$10,177	$281,551

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
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

Interim Financial Statements. The consolidated financial statements for the periods presented herein are unaudited and do not contain all information required by generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations have been included. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s annual report for the period ended June 30, 2006.

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

General and Administrative Costs. Under the full cost method of accounting, a portion or the Company’s general and administrative expenses that are directly identified with the Company’s acquisition, exploration and development activities are capitalized as part of oil and natural gas properties. These capitalized costs include salaries, employee benefits, costs of consulting services, and other direct costs incurred to directly support those employees of the Company that are directly involved in acquisition, exploration and development activities. The capitalized costs do not include costs related to production operations, general corporate overhead or similar activities. The Company’s capitalized general and administrative costs directly related to the Company’s acquisition, exploration and development activities for the quarter and nine months ended March 31, 2007 were $1.7 million and $4.1 million, respectively.

Principles of Consolidation. The Company’s consolidated financial statements include the accounts of Energy XXI and the accounts of its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated. The consolidated financial statements include certain reclassifications that were made to conform to current period presentation

New Accounting Standards. The Company discloses the existence and effect of accounting standards issued but not yet adopted by the Company with respect to accounting standards that may have an impact on the Company when adopted in the future.

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

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes which is an interpretation of FASB Statement No. 109 Accounting for Income Taxes (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company believes that FIN 48 may have an impact on the Company’s financial statements when there is uncertainty regarding a certain tax position taken or to be taken. In such a situation, the provisions of FIN 48 will be utilized to evaluate, measure and record the tax position, as appropriate. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 effective July 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its consolidated financial statements.

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

The Company closed the Castex Acquisition on July 28, 2006 and at the same time entered into a 50/50 exploration agreement with two of the Sellers for 24 months covering an area of mutual interest in south Louisiana (the “Exploration Agreement”). In addition, the Company entered into a joint development agreement with one of the Sellers that includes the area around Lake Salvador (the “Joint Development Agreement”). The Company’s cash cost of the acquisition was approximately $311.2 million for the reserves and the Company agreed to provide up to a $31 million carried interest in future wells to be drilled, of which $8.1 million remains as of March 31, 2007.

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

Lake Salvador Joint Development Agreement: The Joint Development Agreement covers and area of mutual interest (“Lake Salvador AMI”) consisting of approximately 1,680 square miles south of New Orleans, Louisiana. The acreage within the Lake Salvador AMI includes leased, unleased and optioned tracts. The Company and the Seller party to the Exploration Agreement each have the optional right to participate for a 50% interest in acquisitions made by the other party including (1) producing property acquisitions, (2) leases acquired by the exercise of an option to purchase, (3) newly purchased leases or (4) other interest acquired by purchase, farm-in, or otherwise (each an “Acquisition”).

If a party elects to participate in an Acquisition, a model form operating agreement will be executed. The form operating agreement provides for a forfeiture non-participation penalty such that failure to participate in the drilling of an exploratory well results in forfeiture of all rights within the identified prospect area associated with such well. Participation in an Acquisition made within the Lake Salvador AMI is optional. The Company acquired rights to approximately 1,000 square miles of 3D seismic data within the Lake Salvador AMI and has the commitment to bear 50% of an estimated $11 million seismic acquisition cost. As of March 31, 2007, approximately $0.1 million in committed seismic costs remained as an obligation of the Company.

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

On January 26, 2007, EGC entered into a Participation Agreement (the “Participation Agreement”) with Centurion Exploration Company (“Centurion”). Pursuant to the Participation Agreement, EGC paid a consideration of $2.3 million to Centurion to acquire fifty percent (50%) interest in each of seven identified drilling prospects located on a 100,000 acre Area of Mutual Interest in southeastern Louisiana. Under the Participation Agreement, EGC has the option to and anticipates drilling six to eight exploratory wells on these prospects over the next twelve months. EGC will bear 66.67% of the costs of the initial well on each prospect it elects to drill, which are currently anticipated to total approximately $40 million for the six to eight exploratory wells. Failure to participate in the drilling of any initial prospect well or failure to commence the drilling of any initial prospect well within certain time deadlines set forth in the Participation Agreement will result in forfeiture of the interest acquired and the initial consideration paid, on a prospect by prospect basis. EGC will serve as operator of each project. The first well was spud in March 2007.

NOTE 3 - LONG-TERM DEBT

Long-term debt follows (in thousands):

	March 31,	June 30,
	2007	2006

First lien revolver	$206,875	$117,500
Second lien facility	325,000	75,000
Put premium financing	10,026	16,728
Capital lease obligation	445	420
Total debt	542,346	209,648
Less current maturities	9,634	9,584
Total long-term debt	$532,712	$200,064

To support financing of the Castex Acquisition, the Company utilized the $85.6 million in cash realized from the reduced price warrant solicitation combined with amendments of existing credit facilities by $340 million. The second lien facility, led by BNP Paribas, increased from $75 million to $300 million with a further extension to $325 million available depending upon demand during syndication. The availability of the first lien revolver, led by The Royal Bank of Scotland, was increased from $145 million to $260 million.  At closing of the Castex Acquisition, the Company had $300 million of the second lien facility drawn plus $124.5 million under the first lien facility utilized resulting in total indebtedness of $424.5 million plus a $5 million letter of credit, leaving $130.5 million of availability under the Company’s revised credit facilities to fund future growth and operations. Borrowings under the first lien revolver bear interest at either: 1) a base rate of interest established by the administrative agent in New York and the federal funds rate in effect plus .5% (the “Base Rate”) plus 25 to 100 basis points; or 2) as LIBOR plus 125 to 200 basis points depending upon the percentage of the total availability drawn at any point in time (the “LIBOR Rate”), at the Company’s option on conversion dates. The effective interest rate on the first lien revolver as of December 31, 2006 was 7.125%. Borrowings under the second lien facility bear interest at either: 1) a base rate of interest established by the administrative agent in New York and the federal funds rate in effect plus .5% (the “Base Rate”) plus 400 basis points; or 2) as LIBOR plus 550 basis points (the “LIBOR Rate”), at the Company’s option on conversion dates. The effective interest rate on the second lien facility as of March 31, 2007 was 10.875%.

The syndication of the second lien facility was oversubscribed and on September 1, 2006, the second lien facility was increased to $325 million. A portion of the extension was used to reduce outstanding indebtedness under the first lien revolver. The second lien facility matures on April 10, 2010.

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

On March 7, 2007, the Company amended the first lien revolver to reset the borrowing base to $280 million, subject to a $10 million per month reduction in the borrowing base. As of March 31, 2007, the Company had $206.9 million outstanding as loans, a $5 million letter of credit, and unused capacity of $68.1 million. The first lien revolver matures on April 4, 2009.

Total interest expense for the three months ended March 31, 2007, of $12.6 million, consists of $0.3 million of debt issuance costs, interest expense of $11.7 million associated with the first lien revolver and second lien facility, amortization of $0.6 million associated with premium financing and other.

Total interest expense for the nine months ended March 31, 2007, of $39.7 million, consists of $6.0 million amortization of debt issuance costs, interest expense of $32.4 million associated with the first lien revolver and second lien facility and $1.3 million associated with put premium financing and other.

NOTE 4 - ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Company’s asset retirement obligations (“ARO”) (in thousands):

Carrying amount of ARO at July 1, 2006	$37,844
ARO acquired	5,518
Accretion expense	2,619
Carrying amount of ARO at March 31, 2007	$45,981

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

Cash settlements, net of the amortization of purchased put premiums on effective cash flow hedges for the nine months ended March 31, 2007 resulted in an increase in oil and natural gas sales in the amount of $22.9 million. For the nine months ended March 31, 2007, the Company recognized a loss of approximately $1.1 million related to the net price ineffectiveness of its hedged crude oil and natural gas contracts and a realized gain and an unrealized loss of approximately $8.5 million and $4.3 million, respectively, on derivative financial transactions that did not qualify for hedge accounting.

As of March 31, 2007, the Company had the following contracts outstanding:

	Crude Oil			Natural Gas			Total Fair
	Volume	Contract	Fair Value	Volume	Contract	Fair Value	Value
Period	(MBbls)	Price	Gain (Loss)	(MMBtus)	Price	Gain (Loss)	Gain (Loss)(2)
Puts (1)
April 1, 2007-March 31, 2008	160	$60	$(160)	7,560	$8.00	$(458)	$(618)
April 1, 2008-March 31, 2009	83	60	(83)	4,190	8.00	(87)	(170)
			(243)			(545)	(788)
Swaps
April 1, 2007-March 31, 2008	820	$69.08-72.00	4,763	11,286	$7.00-9.84	2,912	7,675
April 1, 2008-March 31, 2009	812	69.08-71.96	1,258	6,770	8.95-9.39	1,549	2,807
April 1, 2009-March 31, 2010	489	69.24-71.06	131	3,020	7.00-9.02	321	452
			6,152			4,782	10,934
Collars
April 1, 2007-March 31, 2008	307	$60-78	(214)	2,440	$8.00-11.10	733	519
April 1, 2008-March 31, 2009	166	60-78	(115)	1,260	8.00-11.10	377	262
			(329)			1,110	781
Three-Way Collars
April 1, 2007-March 31, 2008	1,018	$45/65/72.90	(4,087)	1,820	$6/8/10	(141)	(4,2228)
April 1, 2008-March 31, 2009	268	55/65/72.90	(444)	1,580	6/8/10	(123)	(567)
April 1, 2009-March 31, 2010	59	55/65/72.90	(98)	1,950	6/8/10	(152)	(250)
			(4,629)			(416)	(5,045)
Net gain on derivatives			$951			$4,931	$5,882

(1)	Included in natural gas puts are 6,910 MMBtus and 3,840 MMBtus of $6 to $8 put spreads for the years ended March 31, 2008 and 2009, respectively.
(2) The gain on derivative contracts is net of applicable income taxes.

The Company has reviewed the financial strength of its hedge counterparties and believes the credit risk to be minimal. At March 31, 2007, the Company had no deposits for collateral with its counterparties.

On June 26, 2006, the Company entered into an interest rate costless collar to mitigate the risk of loss due to changes in interest rates. The dollar amount hedged was $75 million with the interest rate collar being 5.45% to 5.75%. At March 31, 2007, the Company had deferred $894,000, net of tax benefit, in losses in OCI related to this instrument.

The following table reconciles the changes in accumulated other comprehensive income (loss) for the period from July 1, 2006 through March 31, 2007 (in thousands):

Accumulated other comprehensive loss, net of tax benefit of $2,451 - July 1, 2006	$(4,552)
Hedging activities:
Change in fair value of crude oil and natural gas hedging positions, net of tax of $5,733	10,560
Change in fair value of interest rate hedging position, net of tax benefit of $556	(1,020)
Accumulated other comprehensive income, net of tax of $2,725 - March 31, 2007	$4,988

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

The following represents the Company’s supplemental cash flow information for the nine months ended March 31, 2007 (in thousands):

Cash paid for interest	$33,501
Cash paid for income taxes	$2,400

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

As of March 31, 2007, the Company had issued 1,391,200 shares of Phantom Shares and in addition the Company has outstanding 117,500 Restricted Shares and for the quarter and nine months ended March 31, 2007, recognized general and administrative expense of $581,000 and $1,316,000, respectively. A liability has been recognized as of March 31, 2007 in the amount of $1.5 million in Other liabilities in the accompanying consolidated balance sheet. The amount of the liability will be remeasured at fair value as of each reporting date. No Phantom Stock has vested or has been paid as of March 31, 2007.

Defined Contribution Plans. The Company’s employees are covered by a discretionary noncontributory profit sharing plan. The plan provides for annual employer contributions based upon 10% of annual salaries. The Company also sponsors a qualified 401 (k) Plan which provides for matching. The cost to the Company under these plans for the quarter and nine months ended March 31, 2007 was $359,000 and $649,000, respectively.

NOTE 8 - EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. If warrants to issue common stock were exercised, the effect would be anti-dilutive and thus have been excluded for the computation of diluted earnings per share.

NOTE 9 - HURRICANES KATRINA AND RITA

The Company acquired properties that were damaged by hurricanes Katrina and Rita. The Company’s insurance coverage is an indemnity program that provides for reimbursement after funds are expended.

In January 2007, the Company reached a global settlement for $38.8 million with its insurance carrier. All but $0.1 million of the amount was received in the third fiscal quarter of 2007.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Litigation. The Company is a party to litigation in the normal course of business. While the outcome of litigation against the Company cannot be predicted with certainty, management believes that the effect on its financial condition, results of operations and cash flows, if any, will not be material.

Lease Commitments. The Company has a non-cancelable operating lease for office space that expires on July 31, 2013. Future minimum lease commitments as of March 31, 2007 under the operating leases are as follows (in thousands):

12 Months Ending March 31,

2008	$728
2009	728
2010	728
2011	728
2012	728
Thereafter	976
Total	$4,616

Rent expense for the quarter and nine months ended March 31, 2007 was approximately $101,000 and $382,000, respectively.

Letters of Credit and Performance Bonds. The Company had $5.3 million in letters of credit and $42.2 million of performance bonds outstanding as of March 31, 2007.

Drilling Rig Commitments. The Company has entered into three drilling rig commitments ranging from 90 to 122 days, the latest commencing on March 31, 2007. Total commitments under these contracts to secure drilling rigs as of March 31, 2007 are approximately $17.5 million.

 NOTE 11 - SUBSEQUENT EVENT

On April 24, 2007, the Company conditionally agreed to purchase certain Gulf of Mexico shelf oil and natural gas properties form Pogo Producing Company for a cash consideration of $419.5 million. Based upon a third party reserve report, as of December 31, 2006, the properties included 20.2 million barrels of oil equivalent of proved reserves. The purchase is subject to customary closing conditions and adjustments, such as adjustments to the purchase price to reflect revenues, expenses and capital expenditures realized between the effective date of April 1, 2007 and the closing, which is expected in early June 2007.

The Company anticipates funding the acquisition by expanding its first lien revolver and doing a $700 million high yield private placement, a portion of which will be used to repay the second lien revolver facility.

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

Outlook

The Company intends to build on its acquisitions and grow its reserve base through its drilling program and the optimization of production as well as further strategic acquisitions of oil and natural gas properties. As of March 31, 2007, the Company has identified at least 109 drilling opportunities on its fields of which, 44 are exploratory and 65 are development. The Company expects to spend between $325 million and $350 million on capital projects during fiscal year 2007. In addition, the Company continues to focus on further strategic acquisitions of companies and/or reserves with lower reserves/production ratios, or R/P ratios, in and outside of the U.S. Gulf Coast and the Gulf of Mexico. The Company also engages in hedging activities to manage the commodity price risk associated with acquiring reserves.

Financial Condition and Liquidity

The Company’s principal requirements for capital are to fund its exploration, development and acquisition activities and to satisfy its contractual obligations, primarily for the repayment of debt and any amounts owing during the period related to its hedging positions.

First Lien Revolver

The Company’s first lien revolver was entered into on April 4, 2006 and amended on July 28, 2006 and March 7, 2007. This facility has a face value of $300 million and matures on April 4, 2009. The credit facility bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate, plus applicable margins ranging from 1.25% to 2.00% or an alternate base rate, based on the federal funds effective rate plus applicable margins ranging from 0.25% to 1.00%. The credit facility is secured by mortgages on at least 90% of the value of the Company’s reserves. As of March 31, 2007, the total borrowing base of the facility was $280 million, of which approximately $206.9 million was borrowed. The credit facility contains certain financial covenants with which the Company is currently in compliance.

Second Lien Revolver

The second lien revolver was amended and restated on July 28, 2006. This facility has a face value of $325 million, amortization equal to $3.25 million each year prior to maturity and matures on April 10, 2010. The credit facility bears interest at the applicable London Interbank Offered Rate plus an applicable margin of 5.5% or an alternate base rate, based upon the federal funds effective rate plus an applicable margin of 4.5%. The credit facility is secured by a second lien on all the assets securing the first lien revolver. As of March 31, 2007, the total borrowings under the facility were $325 million. The credit facility contains certain financial covenants with which the Company is currently in compliance.

Capital Resources

The Company expects to spend between $325 million and $350 million on its exploration and development program in fiscal 2007. The Company intends to fund its capital expenditure program, contractual commitments, including settlement of derivative contracts and future acquisitions from cash flows from its operations and borrowings under it credit facility. If a significant acquisition opportunity arises, it may also access public markets to issue additional debt and/or equity securities.

Net cash provided by operating and financing activities during the nine months ended March 31, 2007 was $158.8 million and $339.7 million, respectively. Cash was used primarily to fund acquisitions and exploration and development expenditures. At March 31, 2007, the Company had a working capital surplus of $53.2 million.

The Company is a party to litigation in the normal course of business. While the outcome of litigation against the Company cannot be predicted with certainty, management believes that the effect on its financial condition, results of operations and cash flows, if any, will not be material.

The Company has a non-cancelable operating lease for office space that expires on July 31, 2013. Future minimum lease commitments as of March 31, 2007 under the operating leases are as follows (in thousands):

12 Months Ending March 31,

2008	$728
2009	728
2010	728
2011	728
2012	728
Thereafter	976
Total	$4,616

The Company had $5.3 million in letters of credit and $42.2 million of performance bonds outstanding as of March 31, 2007.

The Company has entered into three drilling rig commitments ranging from 90 to 122 days, the latest commencing on March 31, 2007. Total commitments under these contracts to secure drilling rigs as of March 31, 2007 are approximately $17.5 million.

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

Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes which is an interpretation of FASB Statement No. 109 Accounting for Income Taxes (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company believes that FIN 48 may have an impact on its consolidated financial statements when there is uncertainty regarding a certain tax position taken or to be taken. In such a situation, the provisions of FIN 48 will be utilized to evaluate, measure and record the tax position, as appropriate. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 effective July 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its consolidated financial statements.

Accounting for Registration Payment Arrangements. In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP amends various authoritative literature notably FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

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

For the three months and nine months ended March 31, 2007, the Company reported net income of $9.6 million and $21.9 million, respectively, or $0.11 and $0.26 diluted earnings per common share, respectively.

The following table presents the Company’s significant operational information for the periods indicated (in thousands except per unit amounts).

					Nine
					Months
	Three Months Ended				Ended
	June 30,	September 30,	December 31,	March 31,	March 31,
	2006	2006	2006	2007	2007

Revenues	$47,112	$65,817	$79,143	$77,608	$222,568

Production costs	9,991	12,830	10,541	13,176	36,547
Depreciation, depletion & amortization(“DD&A”)	20,225	27,744	31,711	28,600	88,055
General and administrative (1)	2,680	7,680	8,226	10,599	26,505

Sales volumes per day
Gas (MMcf)	27.9	47.1	52.1	42.1	47.1
Oil (MBbls)	5.1	5.9	7.0	7.5	6.8
Total (MBOE)	9.7	13.8	15.7	14.5	14.7

Average sales price
Gas per Mcf	$6.48	$6.28	$6.67	$7.77	$6.86
Oil per Bbl	66.64	67.16	56.77	56.24	59.61
Hedge gain per equivalent Bbl	1.67	1.68	7.19	7.95	5.70
Total per BOE	55.02	52.03	54.71	59.54	55.43

Per BOE
Production costs	$11.67	$10.14	$7.29	$10.11	$9.10
DD&A	23.62	21.93	21.92	21.94	21.93
General and administrative (1)	3.13	6.07	5.69	8.13	6.60
Other	1.05	0.14	0.01	(0.52)	(0.12)
Operating income	15.55	13.75	19.80	19.88	17.92

Note (1) General and administrative expense includes windstorm and excess windstorm insurance of $2.7 million, $2.7 million, $4.8 million and $10.2 million for the three months ended September 30, 2006, December 31, 2006, March 31, 2007 and for the nine months ended March 31, 2007, respectively. Excluding windstorm and excess windstorm insurance, General and administrative costs per BOE were $3.97, $3.80, $4.41 and $4.07 for the three months ended September 30, 2006, December 31, 2006, March 31, 2007 and for the nine months ended March 31, 2007, respectively.

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

Interest Rate Risk
On June 26, 2006, the Company entered into interest rate costless collar to mitigate the risk of loss due to changes in interest rates. The dollar amount hedged was $75 million with the interest rate collar being 5.45% to 5.75%. At March 31, 2007, the fair value of this instrument which was designated as a financial hedge, prior to the impact of federal income tax benefit, was a loss of $1.4 million.

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

Date: May 8, 2007

Exhibit Index

Exhibit	Nature of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of John D. Schiller, Jr.

31.2	Rule 13a-14(a)/15d-14(a) Certification of David West Griffin

32.1	Section 1350 Certification of John D. Schiller, Jr.

32.2	Section 1350 Certification of David West Griffin