Form 10-Q
period 2007-09-30
ENERGY XXI (BERMUDA) LTD
filed 2007-11-13
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding

Common Stock, par value $.001 per share,
as of November 5, 2007	84,511,906

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)

	September 30,	June 30,
	2007	2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$12,000	$19,784
Accounts receivable
Oil and natural gas sales	56,396	55,763
Joint interest billings	23,104	14,377
Insurance and other	20,365	958
Prepaid expenses and other current assets	34,485	21,870
Royalty deposits	9,305	2,175
Derivative financial instruments	10,729	17,131
Total Current Assets	166,384	132,058

Property and Equipment, net of accumulated depreciation, depletion, and amortization
Oil and natural gas properties - full cost method of accounting	1,530,248	1,491,685
Other property and equipment	3,153	3,097
Total Property and Equipment	1,533,401	1,494,782
Other Assets
Derivative financial instruments	1,767	616
Debt issuance costs, net of accumulated amortization	19,857	20,986
Total Other Assets	21,624	21,602
Total Assets	$1,721,409	$1,648,442

LIABILITIES
Current Liabilities
Accounts payable	$80,372	$79,563
Advances from joint interest partners	1,716	2,026
Accrued liabilities	54,951	33,459
Deferred income taxes	1,044	1,044
Derivative financial instruments	9,356	1,480
Note payable	14,739	—
Current maturities of long-term debt	5,432	5,508
Total current liabilities	167,610	123,080
Long-term debt, less current maturities	1,080,234	1,045,511
Deferred income taxes	11,099	14,788
Asset retirement obligations	65,978	63,364
Derivative financial instruments	5,950	4,573
Total Liabilities	1,330,871	1,251,316
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized and no shares issued at September 30, 2007 and June 30, 2007	—	—
Common stock, $0.001 par value, 400,000,000 shares authorized and 84,511,906 and 84,203,444 issued and outstanding at September 30, 2007 and June 30, 2007, respectively	84	84
Additional paid-in capital	363,305	363,206
Retained earnings	32,960	31,072
Accumulated other comprehensive income (loss), net of tax expense	(5,811)	2,764
Total Stockholders’ Equity	390,538	397,126
Total Liabilities and Stockholders’ Equity	$1,721,409	$1,648,442

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except per share information)
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006

Revenues
Oil sales	$87,573	$35,152
Natural gas sales	56,035	30,665
Total Revenues	143,608	65,817

Costs and Expenses
Lease operating expense	30,693	14,681
Production taxes	1,960	811
Depreciation, depletion and amortization	73,253	27,744
Accretion of asset retirement obligation	1,760	871
General and administrative expense	5,771	5,018
Loss (gain) on derivative financial instruments	1,042	(705)
Total Costs and Expenses	114,479	48,420

Operating Income	29,129	17,397

Other Income (Expense)
Interest income	498	426
Interest expense	(26,811)	(14,859)
Total Other Income (Expense)	(26,313)	(14,433)

Income Before Income Taxes	2,816	2,964

Provision for Income Taxes	929	1,031

Net Income	$1,887	$1,933

Earnings Per Share
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

Weighted Average Number of Common Stock Outstanding
Basic	84,135	83,662
Diluted	94,321	83,833

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006

Cash Flows From Operating Activities
Net income	$1,887	$1,933
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Deferred income tax expense	929	1,031
Change in derivative financial instruments	(22)	3,331
Accretion of asset retirement obligations	1,760	871
Depletion, depreciation, and amortization	73,253	27,744
Write-off and amortization of debt issuance costs	1,120	5,367
Common stock issued to Directors for services	67	—
Changes in operating assets and liabilities
Accounts receivable	(21,252)	(20,120)
Prepaid expenses and other current assets	(19,745)	(10,380)
Accounts payable and other liabilities	38,675	7,884
Net Cash Provided by Operating Activities	76,672	17,661

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions	(3,521)	(301,177)
Capital expenditures	(79,489)	(48,509)
Insurance payments received	—	4,581
Proceeds from the sale of oil and natural gas properties	—	1,400
Other	2	2,540
NET CASH USED IN INVESTING ACTIVITIES	(83,008)	(341,165)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	32	20,385
Proceeds from long-term debt	20,000	269,000
Payments on long-term debt	(20,000)	(14,625)
Payments on put financing	(1,490)	(833)
Debt issuance costs	—	(4,741)
Other	10	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,448)	269,186

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,784)	(54,318)

CASH AND CASH EQUIVALENTS, beginning of period	19,784	62,389

CASH AND CASH EQUIVALENTS, end of period	$12,000	$8,071

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Note 1 – Basis of Presentation

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

Interim Financial Statements. The consolidated financial statements for the periods presented herein are unaudited and do not contain all information required by generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements.  In the opinion of management, all material adjustments necessary to present fairly the results of operations have been included.  All such adjustments are of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.  These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our annual report on Form 10-K for the year ended June 30, 2007.

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

Note 2 – Recent Accounting Pronouncements

New Accounting Standards. We disclose the existence and effect of accounting standards issued but not yet adopted by us with respect to accounting standards that may have an impact on us when adopted in the future.

Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes which is an interpretation of SFAS No. 109 Accounting for Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We believe that FIN 48 may have an impact on our financial statements when there is uncertainty regarding a certain tax position taken or to be taken. In such a situation, the provisions of FIN 48 will be utilized to evaluate, measure and record the tax position, as appropriate. We adopted the provisions of FIN 48 effective July 1, 2007 and the adoption did not have a material impact on our consolidated financial statements.

Accounting for Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The provisions of SFAS No. 157 will be applied prospectively as of the beginning of the fiscal year in which it is initially applied except for, among other items, a financial instrument that was measured at fair value at initial recognition under Statement 133 using the transaction price in accordance with the guidance in footnote 3 of Issue 02-3 prior to initial application of SFAS No. 157. We are currently evaluating the impact of SFAS No. 157.

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

This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. This FSP did not impact our consolidated financial statements.

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

Note 3 – Acquisitions

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

The following table presents the allocation of our 49.5% interest of the assets acquired and liabilities assumed, based on their fair values on July 1, 2007 ( in thousands ):

Net working capital	$5,678
Other assets	510
Oil and natural gas properties	29,947
Total Assets	$36,135

Long-term debt	$36,135

In July 2007, we acquired from ExxonMobil for $3.5 million their interest in the East Cameron 334/335 Field in the Gulf of Mexico.  We had previously acquired an interest in this field from Pogo Producing Company.

On June 7, 2006, we entered into a definitive agreement with a number of sellers to acquire certain oil and natural gas properties in Louisiana (the “Castex Acquisition”).  We closed the Castex Acquisition on July 28, 2006.  Our cash cost of the acquisition was approximately $311.2 million.

The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values on July 28, 2006 ( in thousands ):

Oil and natural gas properties	$318,024
Asset retirement obligations	(5,518)
Cash paid, including acquisition costs of $1,362	$312,506

The following summarized unaudited pro forma financial information for the three months ended September 30, 2006 assumes that the Castex Acquisition had occurred on July 1, 2006. These unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of the results that would have occurred if we had completed the acquisitions as of July 1, 2006 or the results that will be attained in the future (in thousands except share and per share data).

Revenues	$71,515
Operating Income	16,077
Net Loss	$(99)

Loss per Share
Basic	$0.00
Diluted	$0.00

Note 4 – Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30,	June 30,
	2007	2007
Oil and gas properties
Proved properties	$1,517,673	$1,412,890
Less: Accumulated depreciation, depletion and amortization	238,130	165,186
Proved properties – net	1,279,543	1,247,704
Unproved properties	250,705	243,981
Oil and gas properties – net	1,530,248	1,491,685
Other property and equipment	4,534	4,194
Less: Accumulated depreciation	1,381	1,097
Other property and equipment – net	3,153	3,097
Total property and equipment	$1,533,401	$1,494,782

Note 5 – Long-term Debt

Long-term debt follows (in thousands):

	September 30,	June 30,
	2007	2007

First lien revolver	$292,024	$292,024
High yield facility	750,000	750,000
Partnership debt	36,135	—
Put premium financing	6,969	8,434
Capital lease obligation	538	561
Total debt	1,085,666	1,051,019
Less current maturities	5,432	5,508
Total long-term debt	$1,080,234	$1,045,511

Aggregate future maturities of long-term debt for the years ended September 30 are as follows: 2008-$5.4 million; 2009-$1.8 million; 2010-$0.2 million; 2011-$328.3 million; 2012-$0.0; thereafter-$750.0 million.

First Lien Revolver

Our first lien revolver was amended and restated on June 8, 2007. This facility was entered into by our subsidiary, EGC, and is guaranteed by us. This facility has a face value of $700 million and matures on June 8, 2011. The credit facility bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate, plus applicable margins ranging from 1.50 percent to 2.25 percent or an alternate base rate, based on the federal funds effective rate plus applicable margins ranging from 0.50 percent to 1.25 percent. However, if an additional equity contribution in an amount of at least $50 million is made by us to EGC, all of the margins above will be subject to a 0.25 percent reduction. The credit facility is secured by mortgages on at least 85 percent of the value of our proved reserves. Our initial borrowing base under the facility was $425 million, of which approximately $292.0 million was borrowed as of September 30, 2007.

Our first lien revolving credit facility requires us to maintain certain financial covenants. Specifically, EGC may not permit its total leverage ratio to be more than 3.5 to 1.0 (3.75 to 1.0) for the quarter ending September 30, 2007, our interest rate coverage ratio to be less than 3.0 to 1.0, or our current ratio (in each case as defined in our first lien revolving credit facility) to be less than 1.0 to 1.0, in each case, as of the end of each fiscal quarter. In addition, we are subject to various covenants including those limiting dividends and other payments, making certain investments, margin, consolidating, modifying certain agreements, transactions with affiliates, the incurrence of debt, changes in control, asset sales, liens on properties, sale leaseback transactions, entering into certain leases, the allowance of gas imbalances, take or pay or other prepayments, entering into certain hedging agreements, as well as a covenant to maintain John D. Schiller, Jr., Steven A. Weyel and David West Griffin in their current executive positions, subject to certain exceptions in the event of death or disability to one of these individuals.

The first lien revolving credit facility also contains customary events of default, including, but not limited to non-payment of principal when due, non-payment of interest or fees and other amounts after a grace period, failure of any representation or warranty to be true in all material respects when made or deemed made, defaults under other debt instruments (including the indenture governing the notes), commencement of a bankruptcy or similar proceeding by or on behalf of us or a guarantor, judgments against us or a guarantor, the institution by us to terminate a pension plan or other ERISA events, any change in control, loss of liens, failure to meet financial ratios, and violations of other covenants subject, in certain cases, to a grace period.

High Yield Facility

On June 8, 2007 our subsidiary, EGC, completed a $750 million offering of 10 percent Senior Notes due 2013. The notes are guaranteed by us and each of EGC’s existing and future material domestic subsidiaries. We have the right to redeem the notes (refer to Note 13 – Subsequent Event) under various circumstances and will be required to make an offer to repurchase the notes upon a change of control and from the net proceeds of asset sales under specified circumstances.

Put Premium Financing

We finance puts that we purchase with our hedge providers. Substantially all of our hedges are done with members of our bank groups. Put financing is accounted for as debt and this indebtedness is pari pasu with borrowings under the first lien revolving credit facility. The hedge financing is structured to mature when the put settles so that we realize the value net of hedge financing. As of September 30, 2007 and June 30, 2007, our outstanding hedge financing totaled $7.0 million and $8.4 million, respectively.

Interest Expense

Interest expense for the three months ended September 30, 2007 was $26.8 million, which includes $1.1 million amortization of debt issuance costs, interest expense of $25.2 million associated with the high yield facility, the first lien revolver and the Partnership debt and $0.5 million associated with the put premium financing and other. Interest expense for the three months ended September 30, 2006 was $14.9 million, which includes $5.4 million write-off and amortization of debt issuance costs, $9.0 million related to the first and second lien facilities and $0.5 million associated with the put premium financing and other.

Note 6 – Note Payable

In July 2007, we entered into a $17.9 million note payable with AFCO Credit Corporation to finance a portion of our insurance premiums. The note is payable in 11 monthly installments of $1,671,608, including interest at an annual rate of 4.95%, beginning August 1, 2007.

Note 7 – Asset Retirement Obligations

The following table describes the changes to our asset retirement obligations (“ARO”) (in thousands):

Total balance at June 30, 2007	$75,829
Liabilities acquired	6,914
Liabilities incurred	1,605
Liabilities settled	(3,347)
Revisions in estimated cash flows	(6,257)
Accretion expense	1,760
Total balance at September 30, 2007	76,504
Less current portion	10,526
Long-term balance at September 30, 2007	$65,978

Note 8 – Derivative Financial Instruments

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

Cash settlements, net of the amortization of purchased put premiums on effective cash flow hedges for the three months ended September 30, 2007 resulted in an increase in crude oil and natural gas sales in the amount of $9.5 million. For the three months ended September 30, 2007, we recognized a gain of approximately $0.3 million related to the net price ineffectiveness of our hedged crude oil and natural gas contracts and a realized loss of approximately $1.1 million and an unrealized loss of approximately $0.2 million, respectively, on derivative financial transactions that did not qualify for hedge accounting.

Cash settlements, net of the amortization of purchased put premiums on effective cash flow hedges for the three months ended September 30, 2006 resulted in an increase in crude oil and natural gas sales in the amount of $2.1 million. For the three months ended September 30, 2006, we recognized a loss of approximately $0.8 million related to the net price ineffectiveness of our hedged crude oil and natural gas contracts and a realized gain of approximately $0.1 million and an unrealized gain of approximately $1.4 million, respectively, on derivative financial transactions that did not qualify for hedge accounting.

The Partnership has entered into certain derivative collar contracts that have not been designated as hedges.  Our proportionate share of the outstanding position at September 30, 2007 is 1,634 MMMBtus with a $7.50 floor price and a $10.85 ceiling price.  Included in the “Loss (gain) on derivative financial instruments” for the three months ended September 30, 2007 is a gain of $637,599 related to our proportionate share of gains on these contracts.

As of September 30, 2007, we had the following contracts outstanding (1):

	Crude Oil				Natural Gas					Total
				Total				Total		Fair Value
	Volume	Contract	Asset	Fair Value	Volume	Contract	Asset	Fair Value	Asset	Gain / (Loss)
Period	(MBbls)	Price (2)	(Liability)	Gain / (Loss)	(MMMBtus)	Price (2)	(Liability)	Gain / (Loss)	(Liability)	(3)
			(In thousands)				(In thousands)		(In thousands)
Puts (4)
10/07 - 9/08	127	$60.00	$33	$(287)	6,410	$8.00	$5,077	$155	$5,110	$(132)
10/08 - 9/09	26	60.00	37	(39)	1,280	8.00	860	(83)	897	(122)
			70	(326)			5,937	72	6,007	(254)
Swaps
10/07 - 9/08	1,627	73.85	(6,362)	(4,298)	7,798	8.94	10,247	6,923	3,885	2,625
10/08 - 9/09	1,225	70.90	(3,639)	(2,379)	4,950	8.64	1,673	1,083	(1,966)	(1,296)
10/09 - 9/10	903	71.20	(1,002)	(624)	950	8.52	122	78	(880)	(546)
10/10 - 9/11	171	71.35	(55)	(28)			-	-	(55)	(28)
			(11,058)	(7,329)			12,042	8,084	984	755
Collars
10/07 - 9/08	693	64.44/76.80	(3,734)	(2,404)	2,020	8.25/10.77	2,192	1,425	(1,542)	(979)
10/08 - 9/09	51	60.00/78.00	(223)	(139)	360	8.21/10.82	233	151	10	12
			(3,957)	(2,543)			2,425	1,576	(1,532)	(967)
Three-Way Collars
10/07 - 9/08	913	51.93/64.18/74.22	(6,989)	(4,493)	4,800	5.68/7.43/10.10	1,422	919	(5,567)	(3,574)
10/08 - 9/09	603	53.81/67.37/79.43	(1,396)	(859)	4,040	5.89/7.86/10.01	220	138	(1,176)	(721)
10/09 - 9/10	267	52.30/67.23/81.91	(209)	(112)	1,280	6.00/8.28/9.89	215	139	6	27
10/10 - 9/11	45	50.95/65.95/82.02	(42)	(22)	180	6.00/8.50/9.80	47	31	5	9
			(8,636)	(5,486)			1,904	1,227	(6,732)	(4,259)
Total			$(23,581)	$(15,684)			$22,308	$10,959	$(1,273)	$(4,725)

(1)	Excludes derivative instruments entered into by the Partnership.
(2)	The contract price is weighted-averaged by contract volume.
(3)	The gain (loss) on derivative contracts is net of applicable income taxes.
(4)	Included in natural gas puts are 5,880 MMMBtus and 1,170 MMMBtus of $6.00 to $8.00 put spreads for the years ended September 30, 2008 and 2009, respectively.

We have reviewed the financial strength of our hedge counterparties and we believe the credit risk to be minimal.  At September 30, 2007, we had a $0.9 million deposit for collateral with one of our counterparties.

On June 26, 2006, we entered into an interest rate costless collar to mitigate the risk of loss due to changes in interest rates.  The dollar amount hedged was $75 million with the interest rate collar being 5.45% to 5.75%.  At September 30, 2007, we had deferred $1,085,705, net of tax benefit, in losses in OCI related to this instrument.

The following table reconciles the changes in accumulated other comprehensive income (loss) (in thousands):

Accumulated other comprehensive income – July 1, 2007	$2,764
Hedging activities, net of tax:
Change in fair value of crude oil and natural gas hedging positions	(7,831)
Change in fair value of interest rate hedging position	(744)
Accumulated other comprehensive income (loss) – September 30, 2007	$(5,811)

Note 9 – Income Taxes

We are a Bermuda company and we are generally not subject to income tax in Bermuda. We operate through our various subsidiaries in the United States (“U.S.”); accordingly, income taxes have been provided based upon the tax laws and rates of the U.S. as they apply to our current ownership structure.

We adopted FASB Interpretation No. 48, Accounting for uncertainty in Income Taxes – an interpretation of SFAS No. 109, (“FIN 48”), effective July 1, 2007.  The adoption of FIN 48 did not have an effect on our consolidated financial statements.

FIN 48 prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations in our consolidated statements of income. There are no unrecognized tax benefits as of the date of adoption.  There are no unrecognized tax benefits that if recognized would affect the tax rate. There are no interest and penalties recognized as of the date of adoption or for the first quarter.

Our effective tax rate for the three months ended September 30, 2007 and 2006 was approximately 33.0% and 34.8%, respectively.

Note 10 — Employee Benefit Plans

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

At our discretion, at the time the Phantom Stock vest, we have the ability to offer the employee to accept common shares in lieu of cash. Upon a change in control of the Company, all outstanding Phantom Stock become immediately vested and payable. During the three months ended September 30, 2007, we issued 11,023 shares ($67,000) to our directors for services rendered and 4,939 shares ($32,000) to employees.

As of September 30, 2007, we had 1,580,782 shares of Participation Shares. In addition we have outstanding 410,000 Restricted Shares as of September 30, 2007. For the three months ended September 30, 2007, we recognized compensation expense of $1.1 million.  A liability has been recognized as of September 30, 2007 in the amount of $1.8 million, in Other current liabilities in the accompanying consolidated balance sheet. The amount of the liability will be remeasured at fair value as of each reporting date.

Restricted Shares activity during the three months ended September 30, 2007 was as follows:

		Grant-date
	Number	Fair value
	Of Shares	Per Share
Non-vested at June 30, 2007	78,333	$4.89
Granted	292,500	6.65
Non-vested at September 30, 2007	370,833	6.28

We determine the fair value of the Restricted Shares based on the market price of our Common Stock on the date of grant.  Compensation cost for the Restricted Shares is recognized on a straight line basis over the vesting or service period.  As of September 30, 2007 there was approximately $2.3 million of the unrecognized compensation cost related to non-vested Restricted Shares.

Defined Contribution Plans. Our employees are covered by a discretionary noncontributory profit sharing plan. The plan provides for annual employer contributions based upon 10 percent of annual compensation. We also sponsor a qualified 401 (k) Plan which provides for matching. The cost to us under these plans for the three months ended September 30, 2007 was $0.4 million and $0.4 million, respectively.  The cost to us under these plans for the three months ended September 30, 2006 was $0.1 million and $0.1 million, respectively.

Note 11 – Earnings per Share

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

The reconciliation of basic and diluted weighted average shares outstanding and earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2007	2006

Net Income	$1,887	$1,933

Weighted average number of common shares - basic	84,135	83,662
Weighted average number of warrants	9,704	171
Weighted average number of unit purchase options	482	—
Weighted average number of common shares - diluted	94,321	83,833

Earnings Per Share
Basic	$0.02	$0.02
Diluted	0.02	0.02

Note 12 – Commitments and Contingencies

Litigation. We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material affect on our financial position or results of operations.

Lease Commitments. We have a non-cancelable operating lease for office space that expires on December 31, 2017. Future minimum lease commitments as of September 30, 2007 under the operating leases are as follows (in thousands):

Year Ending September 30,
2008	$1,308
2009	1,308
2010	1,308
2011	1,308
2012	1,308
Thereafter	6,852
Total	$13,392

Rent expense for the three months ended September 30, 2007 and 2006 was approximately $146,000 and $76,000, respectively.

Letters of Credit and Performance Bonds. We had $0.5 million in letters of credit and $43.2 million of performance bonds outstanding as of September 30, 2007.

Drilling Rig Commitments. We have entered into two drilling rig commitments one for 90 days commencing on September 26, 2007 and the other for 45 days commencing on September 24, 2007. Total commitments under these contracts were approximately $6.9 million at September 30, 2007.

 Note 13 – Subsequent Event

On October 16, 2007 our subsidiary, EGC, completed an exchange of the $750 million 10 percent Senior Notes due 2013 of registered notes that were exchanged for the unregistered notes issued on June 8, 2007, (refer to Note 5 – Long-term Debt).

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes to those financial statements included elsewhere in this report.  The following discussion includes forward looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed under “Item 1A Risk Factors.”

General

We are an independent energy company engaged in the acquisition, development, exploration and production of oil and natural gas reserves, all of which are currently in the United States Gulf Coast and the Gulf of Mexico.

Operational Information

The following table presents our significant operational information for the periods indicated (in thousands except for unit amounts).

	Quarter Ended
	Dec. 31,	March 31,	June 30,	Sept. 30,
	2006	2007	2007	2007

Operating Revenues	$79,143	$77,608	$118,716	$143,608

Operating Expenses
Lease operating expense
Insurance expense	2,653	4,866	2,489	5,058
Workover expense	(495)	1,910	5,532	4,832
Other lease operating expense	10,629	9,575	17,145	20,803
Total lease operating expense	12,787	16,351	25,166	30,693
Production taxes	407	1,691	686	1,960
DD&A	31,711	28,600	57,873	73,253
General and administrative	5,573	5,733	10,183	5,771
Other – net	18	(675)	1,545	2,802
Total operating expenses	50,496	51,700	95,453	114,479
Operating Income	$28,647	$25,908	$23,263	$29,129

Sales Volumes per Day
Natural gas (MMcf)	52.1	42.1	60.0	83.5
Crude oil (MBbls)	7.0	7.5	10.9	12.3
Total (MBOE)	15.7	14.5	20.9	26.2

Average Sales Price
Natural gas per Mcf	$6.67	$7.77	$7.78	$5.83
Hedge gain per Mcf	0.67	1.43	0.80	1.46
Total natural gas per Mcf	$7.34	$9.20	$8.58	$7.29

Crude oil per Bbl	$56.77	$56.24	$67.46	$79.19
Hedge gain (loss) per Bbl	11.14	7.36	5.21	(1.52)
Total crude oil per Bbl	$67.91	$63.60	$72.67	$77.67

Hedge gain per BOE	$7.19	$7.95	$5.03	$3.94

Operating Revenues per BOE	$54.71	$59.54	$62.53	$59.63

Operating Expenses per BOE
Lease operating expense
Insurance expense	1.83	3.73	1.31	2.10
Workover expense	(0.34)	1.47	2.91	2.00
Other lease operating expense	7.35	7.34	9.03	8.64
Total lease operating expense	8.84	12.54	13.25	12.74
Production taxes	0.28	1.30	0.36	0.81
DD&A	21.92	21.94	30.48	30.42
General and administrative	3.85	4.40	5.37	2.40
Other – net	0.02	(0.52)	0.82	1.16
Total operating expenses	34.91	39.66	50.28	47.53
Operating Income per BOE	$19.80	$19.88	$12.25	$12.10

Results of Operations

Three months ended September 30, 2007 compared with the three months ended September 30, 2006.

Our consolidated net income of $1.9 million or $0.02 diluted earnings per common share (“per share”) in the first quarter of fiscal 2008 was essentially the same as the prior year period.  Higher revenues in fiscal 2008 were offset by higher costs and expenses and higher interest expense.  Below is a discussion of prices, volumes and revenue variances.

Sales Price and Volume Variances

				Percent
Quarter Ended September 30,	2007	2006	Increase	Increase	Increase
				(In Thousands)
Price Variance (1)
Crude oil price (per Bbl)	$77.67	$64.68	$12.99	20%	$14,640
Natural gas price (per MCF)	7.29	7.08	0.21	3%	1,614
Total price variance					16,254

Volume Variance
Crude oil sales (MBbls)	1,127	543	584	108%	37,781
Natural gas sales (MMCF)	7,685	4,330	3,355	77%	23,756
Total volume variance					61,537
Total variance					$77,791

(1)  Commodity prices include hedging gains and losses.

Revenue Variances

				Percent
Quarter Ended September 30,	2007	2006	Increase	Increase
	(In Thousands)
Crude oil	$87,573	$35,152	$52,421	149%
Natural gas	56,035	30,665	25,370	83%
Total revenues	$143,608	$65,817	$77,791	118%

Revenues

Our consolidated revenues increased $77.8 million in the first quarter of fiscal 2008 as compared to the prior year period. Higher revenues were primarily due to higher commodity prices and higher crude oil and natural gas production volumes, resulting in increased revenues of $16.3 million and $61.5 million, respectively. Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow.  Higher commodity prices contributed $16.3 million to the increase in revenues in the first quarter of fiscal 2008 as compared to the prior year period. Average natural gas prices, including a $1.46 realized gain per MCF related to hedging activities, increased $0.21 per MCF in the first quarter of fiscal 2008, resulting in increased revenues of $1.6 million. Average crude oil prices, including a $1.52 realized loss per barrel related to hedging activities, increased $12.99 per barrel in the first quarter of fiscal 2008, resulting in increased revenues of $14.6 million.  Commodity prices are affected by many factors that are outside of our control. Therefore, commodity prices we received in the first quarter of fiscal 2008 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time would result in reduced cash from operating activities potentially causing us to expend less on our capital program.  Lower spending on our capital program could result in a reduction of the amount of production volumes we are able to produce. We cannot accurately predict future commodity prices, and cannot be certain whether these events will occur.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow.  Higher sales volumes in the first quarter of fiscal 2008 as compared to the prior year period resulted in increased revenues of $61.5 million. Crude oil sales volumes increased 584 MBbls in the first quarter of fiscal 2008, resulting in increased revenues of $37.8 million. Natural gas sales volumes increased 3,355 MMCF in the first quarter of fiscal 2008, resulting in increased revenues of $23.7 million.  The increase in crude oil and natural gas sales volumes in the first quarter of fiscal 2008 as compared to prior fiscal year’s quarter was primarily due to our acquisitions and our exploration and development programs.

As mentioned above, depressed commodity prices over an extended period of time or other unforeseen events could occur that would result in our being unable to sustain a capital program that allows us to meet our production growth goals. However, we cannot predict whether such events will occur.

Below is a discussion of Costs and Expenses and Other (Income) Expense.

 Costs and Expenses and Other (Income) Expense

					Increase
Quarter Ended September 30,	2007		2006		(Decrease)
	Amount	Per BOE	Amount	Per BOE	Amount
Costs and Expenses	(In Thousands except per unit amounts)
Lease operating expense
Insurance expense	$5,058	$2.10	$2,662	$2.10	$2,396
Workover expense	4,832	2.00	1,322	1.04	3,510
Other lease operating expense	20,803	8.64	10,697	8.46	10,106
Total lease operating expenses	30,693	12.74	14,681	11.60	16,012
Production taxes	1,960	0.81	811	0.64	1,149
DD&A	73,253	30.42	27,744	21.93	45,509
Accretion of asset retirement obligation	1,760	0.73	871	0.69	889
General and administrative expense	5,771	2.40	5,018	3.97	753
Loss (gain) on derivative financial instruments	1,042	0.44	(705)	(0.55)	1,747
Total costs and expenses	$114,479	$47.54	$48,420	$38.28	$66,059

Other (Income) Expense
Interest income	$(498)	$(0.21)	$(426)	$(0.34)	$(72)
Interest expense	26,811	11.13	14,859	11.75	11,952
Total other (income) expense	$26,313	$10.92	$14,433	$11.41	$11,880

Costs and expenses increased $66.1 million in the first quarter of fiscal 2008 as compared to the prior year period.  This increase in costs and expenses was primarily due to the items discussed below.

DD&A expense increased $45.5 million in the first quarter of fiscal 2008 as compared to the prior year period primarily due to increased production from acquisitions and drilling ($25.1 million), coupled with a higher DD&A rate ($20.4 million).  The increase in the DD&A rate is principally as a result of increased costs of acquisitions and drilling coupled with the year-end June 30, 2007 negative revisions in our reserve base.  Lease operating expense increased $16.0 million in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.  This increase is primarily due to higher well operating expenses, which include direct expenses incurred to operate our wells and equipment on producing leases. Well operating expenses were higher primarily due to an increase in producing leases from acquisitions and from our exploration and development programs, increased fuel and electricity expenses and higher repair and maintenance expenses.  The higher workover activity and higher windstorm insurance is also primarily due to an increase in producing leases from acquisitions.

Production taxes increased $1.1 million in the first quarter of fiscal 2008 as compared to the prior year period primarily due to higher production taxes resulting from higher crude oil and natural gas revenues.

Other (income) expense increased $11.9 million in the first quarter of fiscal 2008 as compared to the prior year period.  This increase was primarily due to higher interest expense as a result of the additional borrowings required to fund our acquisition and capital expenditure programs.

Income Tax Expense

Income tax expense decreased $0.1 million in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007, primarily due to a decrease in income before income taxes of $0.1 million and to a decrease in the effective income tax rate from 34.8 percent to 33.0 percent.

Liquidity

Our principal requirements for capital are to fund our exploration, development and acquisition activities and to satisfy our contractual obligations, primarily for the repayment of debt and any amounts owing during the period related to our hedging positions.

We have incurred substantial indebtedness in connection with our acquisitions, including the $750 million senior notes offering we completed on June 8, 2007 to fund the Pogo Acquisition and to repay our second lien revolving credit facility. At September 30, 2007, we had $1,085.7 million of indebtedness outstanding, consisting of $750.0 million of notes offered and sold, $292.0 million under our first lien revolving credit facility, $36.1 million of our proportionate share of the debt incurred in the Partnership, $7.0 million in put financings and $0.6 million in capital lease obligations. We expect to fund our operations and capital expenditures and satisfy our debt service obligations through operating cash flow and borrowings under our first lien revolving credit facility. Expansion capital expenditures are directly related to new development opportunities and growth of our reserve base and production at attractive returns

Capital Resources

The fiscal 2008 capital budget, excluding acquisitions, for the exploration and development drilling program is approximately $260 million. We intend to fund our capital expenditure program, contractual commitments, including settlement of derivative contracts, and future acquisitions from cash flows from our operations and borrowings under our credit facility. If an acquisition opportunity arises, we may also access public markets to issue additional debt and/or equity securities. At September 30, 2007, we had $133.0 million of undrawn capacity available under our amended first lien revolver.  Cash flows from operations were used primarily to fund acquisitions and exploration and development expenditures during the quarter ended September 30, 2007.  For the quarter ended September 30, 2007, capital expenditures of $83.0 million included $3.5 for acquisitions, $47.9 million for development activities, $31.2 million for exploration and $0.4 for other capital items.

Net cash provided by operating activities in the quarter ended September 30, 2007 increased to $76.7 million from $17.7 million in the quarter ended September 30, 2006 primarily due to higher production volumes and higher commodity prices (including hedging gains) partially offset by higher costs and expenses, excluding non-cash expenses. Key drivers of net operating cash flows are commodity prices, production volumes and costs and expenses. Average natural gas prices increased three percent and crude oil prices increased twenty percent over the prior period.  Natural gas volumes and crude oil volumes increased 77 percent and 108 percent from quarter to quarter, respectively.

In the first quarter of fiscal 2008, costs and expenses that affect net operating cash provided by operating activities primarily include lease operating expense, production taxes, and general and administrative expense. These costs and expenses increased $17.4 million over the prior year’s period.  Lease operating expense represented the largest increase in these costs. Lease operating expense includes well operating expenses, which are expenses incurred to operate our wells and equipment on operating leases.

Contractual Obligations

Information about contractual obligations at September 30, 2007 did not change materially from the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2007.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2007.  Also refer to the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Item 1. Financial Statements – Note 2 – Recent Accounting Pronouncements and Note 9 – Income Taxes.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Market-Sensitive Instruments and Risk Management

Market risk is the potential loss arising from adverse changes in market rates and prices, such as commodity prices and interest rates. Our primary market risk exposure is commodity price risk. The exposure is discussed in detail below:

Commodity Price Risk

We utilize commodity-based derivative instruments with major financial institutions to reduce exposure to fluctuations in the price of crude oil and natural gas. We use financially settled crude oil and natural gas puts, swaps, three-way collars and zero-cost collars. Any gains or losses resulting from the change in fair value from hedging transactions that are determined to be ineffective are recorded in income, whereas gains and losses from the settlement of hedging contracts are recorded in crude oil and natural gas revenues.

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

          Interest Rate Risk

On June 26, 2006, we entered into interest rate costless collar to mitigate the risk of loss due to changes in interest rates. The dollar amount hedged was $75 million with the interest rate collar being 5.45 percent to 5.75 percent. At September 30, 2007, the fair value of this instrument which was designated as a financial hedge, prior to the impact of federal income tax, was a loss of $1.7 million.

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

There was no change in our internal control over financial reporting during our last quarterly period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

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

Unlike other entities that are geographically diversified, we will not have the resources to effectively diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating only offshore Gulf of Mexico and Louisiana acquisitions our lack of diversification may:

•         subject us to numerous economic, competitive and regulatory developments, any or all of whichmay have a substantial adverse impact upon the particular industry in which we operate; and

•         result in our dependency upon a single or limited number of reserve basins.

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

We may not realize all of the anticipated benefits from our prior acquisitions and from future acquisitions, such as increased earnings, cost savings and revenue enhancements, for various reasons, including difficulties integrating operations and personnel, higher than expected acquisition and operating costs or other difficulties, unknown liabilities, inaccurate reserve estimates and fluctuations in market prices.

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

ITEM 4.      Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of shareholders during Energy XXI (Bermuda) Limited’s 2007 Annual General Meeting of Shareholders held on November 13, 2007.

1.	Elect three directors as Class II directors, each for a three-year term;

2.	Elect one director as a Class I director for the remaining two years of our Class I directors’ three-year term;

3.
Ratify and approve the appointment of UHY LLP as our independent auditors and to authorize the Audit Committee of our Board of Directors to set the auditors’ remuneration for the fiscal year ending June 30, 2008;

4.	Approve a proposal for several amendments to our Bye-Laws relating to updating such Bye-laws for our organizational developments (including our becoming a public company);

5.
Approve an amendment to our 2006 Long-Term Incentive Plan to increase the number of our common shares available for awards under the plan to 5,000,000; and to restate the eligibility provisions and performance criteria, and establish annual award limits pursuant to section 162(m) of the Internal Revenue Code.

ITEM 6.	Exhibits

The following exhibits are filed as part of this report.

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chairman and Chief Executive Officer of Energy XXI (Bermuda) Limited

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Energy XXI (Bermuda) Limited

32.1	Section 1350 Certification

32.2	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY XXI (BERMUDA) LIMITED

By	/S/ DAVID WEST GRIFFIN
David West Griffin
Chief Financial Officer

By	/S/ HUGH A. MENOWN
Hugh A. Menown
Vice President and Chief Accounting Officer

Date:   November 13, 2007

Exhibit Index

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chairman and Chief Executive Officer of Energy XXI (Bermuda) Limited

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Energy XXI (Bermuda) Limited

32.1	Section 1350 Certification

32.2	Section 1350 Certification