Form 10-Q
period 2007-12-31
ENERGY XXI (BERMUDA) LTD
filed 2008-02-05
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding

Common Stock, par value $.001 per share,
as of January 31, 2008	84,511,906

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)

	December 31,	June 30,
	2007	2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$11,500	$19,784
Accounts receivable
Oil and natural gas sales	68,565	55,763
Joint interest billings	26,676	14,377
Insurance and other	12,600	958
Prepaid expenses and other current assets	32,987	21,870
Deferred income taxes	12,629	—
Royalty deposits	9,928	2,175
Derivative financial instruments	1,951	17,131
Total Current Assets	176,836	132,058
Property and Equipment, net of accumulated depreciation, depletion, and amortization
Oil and natural gas properties - full cost method of accounting	1,541,694	1,491,685
Other property and equipment	5,410	3,097
Total Property and Equipment	1,547,104	1,494,782
Other Assets
Debt issuance costs, net of accumulated amortization	19,087	20,986
Derivative financial instruments	—	616
Total Other Assets	19,087	21,602
Total Assets	$1,743,027	$1,648,442

LIABILITIES
Current Liabilities
Accounts payable	$80,133	$79,563
Advances from joint interest partners	2,587	2,026
Accrued liabilities	34,268	33,459
Deferred income taxes	—	1,044
Derivative financial instruments	43,390	1,480
Note payable	8,256	—
Current maturities of long-term debt	5,754	5,508
Total current liabilities	174,388	123,080
Long-term debt, less current maturities	1,114,442	1,045,511
Deferred income taxes	176	14,788
Asset retirement obligations	66,446	63,364
Derivative financial instruments	42,866	4,573
Total Liabilities	1,398,318	1,251,316
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized and no shares issued at December 31, 2007 and June 30, 2007	—	—
Common stock, $0.001 par value, 400,000,000 shares authorized and 84,511,906 and 84,203,444 issued and outstanding at December 31, 2007 and June 30, 2007, respectively	84	84
Additional paid-in capital	363,305	363,206
Retained earnings	39,434	31,072
Accumulated other comprehensive income (loss), net of tax	(58,114)	2,764
Total Stockholders’ Equity	344,709	397,126
Total Liabilities and Stockholders’ Equity	$1,743,027	$1,648,442

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except per share information)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Revenues
Oil sales	$93,322	$43,954	$180,895	$79,106
Natural gas sales	60,403	35,189	116,438	65,854
Total Revenues	153,725	79,143	297,333	144,960

Costs and Expenses
Lease operating expense	34,043	12,787	64,736	27,468
Production taxes	1,272	407	3,232	1,218
Depreciation, depletion and amortization	75,406	31,711	148,659	59,455
Accretion of asset retirement obligation	1,989	871	3,749	1,742
General and administrative expense	5,644	5,573	11,415	10,591
Gain on derivative financial instruments	(1,086)	(853)	(44)	(1,558)
Total Costs and Expenses	117,268	50,496	231,747	98,916

Operating Income	36,457	28,647	65,586	46,044

Other Income (Expense)
Interest income	403	866	901	1,292
Interest expense	(26,819)	(12,148)	(53,630)	(27,007)
Total Other Income (Expense)	(26,416)	(11,282)	(52,729)	(25,715)

Income Before Income Taxes	10,041	17,365	12,857	20,329

Provision for Income Taxes	3,566	6,957	4,495	7,988

Net Income	$6,475	$10,408	$8,362	$12,341

Earnings Per Share
Basic	$0.08	$0.12	$0.10	$0.15
Diluted	$0.07	$0.12	$0.09	$0.15

Weighted Average Number of Common Shares Outstanding
Basic	84,141	83,973	84,138	83,817
Diluted	86,506	83,973	90,262	83,817

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Cash Flows From Operating Activities
Net income	$6,475	$10,408	$8,362	$12,341
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense	3,566	6,957	4,495	7,988
Change in derivative financial instruments	(486)	3,060	(508)	6,391
Accretion of asset retirement obligations	1,989	871	3,749	1,742
Depletion, depreciation, and amortization	75,406	31,711	148,659	59,455
Amortization and write-off of debt issuance costs	1,454	306	2,574	5,673
Common stock issued to Directors for services	—	—	67	—
Changes in operating assets and liabilities
Accounts receivable	(12,643)	27,158	(33,895)	7,038
Prepaid expenses and other current assets	875	(15,787)	(18,870)	(26,167)
Accounts payable and other liabilities	(28,454)	175	10,221	8,059
Net Cash Provided by Operating Activities	48,182	64,859	124,854	82,520

Cash Flows from Investing Activities
Acquisitions	(26,845)	(1,304)	(30,366)	(302,481)
Capital expenditures	(91,729)	(71,855)	(171,218)	(120,364)
Proceeds from the sale of oil and natural gas properties	—	—	—	1,400
Insurance payments	—	(4,581)	—	—
Other	(35)	(1,780)	(33)	760
Net Cash Used in Investing Activities	(118,609)	(79,520)	(201,617)	(420,685)

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	—	(7,326)	32	13,059
Proceeds from long-term debt	163,135	30,000	183,135	299,000
Payments on long-term debt	(91,135)	—	(111,135)	(14,625)
Payments on put financing	(1,385)	(4,186)	(2,875)	(5,019)
Debt issuance costs	(675)	(13)	(675)	(4,754)
Other	(13)	(630)	(3)	(630)
Net Cash Provided by Financing Activities	69,927	17,845	68,479	287,031

Net Increase (Decrease) in Cash and Cash Equivalents	(500)	3,184	(8,284)	(51,134)

Cash and Cash Equivalents, beginning of period	12,000	8,071	19,784	62,389

Cash and Cash Equivalents, end of period	$11,500	$11,255	$11,500	$11,255

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
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

Note 2 – Recent Accounting Pronouncements

New Accounting Standards. We disclose the existence and effect of accounting standards issued and adopted by us and issued but not yet adopted by us with respect to accounting standards that may have an impact on us when adopted in the future.

Accounting for Uncertainty in Income Taxes. In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes which is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109 Accounting for Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We believe that FIN 48 may have an impact on our financial statements when there is uncertainty regarding a certain tax position taken or to be taken. In such a situation, the provisions of FIN 48 will be utilized to evaluate, measure and record the tax position, as appropriate. We adopted the provisions of FIN 48 effective July 1, 2007 and the adoption did not have a material impact on our consolidated financial statements.

Accounting for Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The provisions of SFAS No. 157 will be applied prospectively as of the beginning of the fiscal year in which it is initially applied except for, among other items, a financial instrument that was measured at fair value at initial recognition under Statement 133 using the transaction price in accordance with the guidance in footnote 3 of Issue 02-3 prior to initial application of SFAS No. 157. We are currently evaluating the impact, if any, of SFAS No. 157 on our consolidated financial statements.

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

Accounting for the Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. SFAS No. 159 requires that we report unrealized gains and losses on items for which we elect the fair value option in earnings. We are required to adopt the provisions of SFAS No. 159 beginning with our first fiscal quarter in fiscal 2009, although the FASB permits earlier adoption. We are currently evaluating the impact of SFAS No. 159, if any, on our consolidated financial statements.

Note 3 – Acquisitions

Partnership

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

The following table presents the allocation of our 49.5% interest of the assets acquired and liabilities assumed, based on their fair values on July 1, 2007 (in thousands):

Net working capital	$5,678
Other assets	510
Oil and natural gas properties	29,947
Total Assets	$36,135

Long-term debt	$36,135

On November 30, 2007, our proportionate share of the Partnership assets and liabilities were distributed to us.  On December 3, 2007, we paid off our proportionate share of the Partnership debt utilizing our First Lien revolver.

East Cameron Field

In July 2007, we acquired from ExxonMobil for $3.5 million their interest in the East Cameron 334/335 Field in the Gulf of Mexico.  We had previously acquired an interest in this field from Pogo Producing Company.

Pogo Properties

On April 24, 2007, we announced that we had conditionally agreed to purchase certain oil and natural gas properties in the Gulf of Mexico (the “Pogo Properties”) from Pogo Producing Company (the “Pogo Acquisition”).  The Pogo Acquisition included working interests in 28 oil and gas fields.

On June 8, 2007, we closed the purchase of these properties for $409.8 million net of approximately $7.8 million in preference rights that were exercised and the assumption of $1.8 million of non current liabilities.

Subsequent to closing it was determined that the preference rights related to the South Pass 49 pipeline would not be exercised so we paid an additional $3 million to Pogo which was accrued at June 30, 2007. We received a preliminary settlement in December 2007 but are still waiting on the final settlement statement for the properties operation for the period from the effective date (April 1, 2007) to the closing date. The allocation between evaluated properties and unevaluated properties is preliminary.

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

The following summarized unaudited pro forma financial information for the six months ended December 31, 2006 assumes that the Castex Acquisition had occurred on July 1, 2006. These unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of the results that would have occurred if we had completed the acquisitions as of July 1, 2006 or the results that will be attained in the future (in thousands except per share data):

Six Months
Ended
December 31, 2006

Revenues	$150,658
Operating Income	$44,723
Net Income	$10,308

Earnings per Share
Basic	$0.12
Diluted	$0.12

The following table reflects the net cash acquisition costs for the six months ended December 31, 2007 (in thousands):

Six Months
Ended
December 31, 2007

Partnership Acquisition	$29,947
East Cameron 334/335 Field Acquisition	3,521
POGO Acquisition Closing Adjustment	(3,130)
Castex Acquisition Closing Adjustment	28
$30,366

Note 4 – Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,	June 30,
	2007	2007
Oil and gas properties
Proved properties	$1,604,329	$1,412,890
Less: Accumulated depreciation, depletion and amortization	313,127	165,186
Proved properties – net	1,291,202	1,247,704
Unproved properties	250,492	243,981
Oil and gas properties – net	1,541,694	1,491,685
Other property and equipment	7,185	4,194
Less: Accumulated depreciation	1,775	1,097
Other property and equipment – net	5,410	3,097
Total property and equipment	$1,547,104	$1,494,782

Note 5 – Long-term Debt

Long-term debt follows (in thousands):

	December 31,	June 30,
	2007	2007

First lien revolver	$364,024	$292,024
High yield facility	750,000	750,000
Put premium financing	5,587	8,434
Capital lease obligation	585	561
Total debt	1,120,196	1,051,019
Less current maturities	5,754	5,508
Total long-term debt	$1,114,442	$1,045,511

Aggregate future maturities of long-term debt for the twelve months ending December 31 are as follows: 2008-$5.8 million; 2009-$0.2 million; 2010-$0.2 million; 2011-$364.0 million; 2012-$0.0; thereafter-$750.0 million.

First Lien Revolver

Our first lien revolver was amended and restated on June 8, 2007. This facility was entered into by our subsidiary, EGC, and is guaranteed by us. This facility has a face value of $700 million and matures on June 8, 2011. The credit facility bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate, plus applicable margins ranging from 1.50 percent to 2.25 percent or an alternate base rate, based on the federal funds effective rate plus applicable margins ranging from 0.50 percent to 1.25 percent. However, if an additional equity contribution in an amount of at least $50 million is made by us to EGC, all of the margins above will be subject to a 0.25 percent reduction. The credit facility is secured by mortgages on at least 85 percent of the value of our proved reserves. Our initial borrowing base under the facility was $425 million.

On November 19, 2007, the credit facility was amended.  The amendment, among other things, increased the borrowing base to $450 million, of which approximately $364.0 million was borrowed as of December 31, 2007 and modified the commodity hedge limitations and minimum liquidity during certain periods.  We incurred $0.7 million to amend the first lien revolver including $0.5 million associated with syndicating the credit facility.

Our first lien revolving credit facility requires us to maintain certain financial covenants. Specifically, EGC may not permit its total leverage ratio to be more than 3.5 to 1.0 (3.75 to 1.0) for the quarter ending December 31, 2007, our interest rate coverage ratio to be less than 3.0 to 1.0, or our current ratio (in each case as defined in our first lien revolving credit facility) to be less than 1.0 to 1.0, in each case, as of the end of each fiscal quarter. In addition, we are subject to various covenants including those limiting dividends and other payments, making certain investments, margin, consolidating, modifying certain agreements, transactions with affiliates, the incurrence of debt, changes in control, asset sales, liens on properties, sale leaseback transactions, entering into certain leases, the allowance of gas imbalances, take or pay or other prepayments, entering into certain hedging agreements, as well as a covenant to maintain John D. Schiller, Jr., Steven A. Weyel and David West Griffin in their current executive positions, subject to certain exceptions in the event of death or disability to one of these individuals.

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

High Yield Facility

On June 8, 2007 our subsidiary, EGC, completed a $750 million private offering of 10 percent Senior Notes due 2013 (“Old Notes”).  As part of the private offering EGC agreed to use its best efforts to complete an exchange offer, which it completed on October 16, 2007.  In the exchange offer, the Old Notes were exchanged for $750 million of 10 percent Senior Notes due 2013 that have been registered under the Securities Act of 1933 (“New Notes”), with terms substantially the same as the Old Notes.  All of the issued and outstanding Old Notes were exchanged for New Notes.  We did not receive any cash proceeds from the exchange offer.

The notes are guaranteed by us and each of EGC’s existing and future material domestic subsidiaries. We have the right to redeem the new notes under various circumstances and will be required to make an offer to repurchase the new notes upon a change of control and from the net proceeds of asset sales under specified circumstances.

Put Premium Financing

We finance puts that we purchase with our hedge providers. Substantially all of our hedges are done with members of our bank groups. Put financing is accounted for as debt and this indebtedness is pari pasu with borrowings under the first lien revolving credit facility. The hedge financing is structured to mature when the put settles so that we realize the value net of hedge financing. As of December 31, 2007 and June 30, 2007, our outstanding hedge financing totaled $5.6 million and $8.4 million, respectively.

Interest Expense

Interest expense for the three months ended December 31, 2007 was $26.8 million, which includes $1.5 million amortization of debt issuance costs, interest expense of $25.0 million associated with the high yield facility, the first lien revolver and the Partnership debt and $0.3 million associated with the put premium financing and other. Interest expense for the three months ended December 31, 2006 was $12.1 million, which includes $0.3 million amortization of debt issuance costs, $11.6 million related to the first and second lien facilities and $0.2 million associated with the put premium financing and other.

Interest expense for the six months ended December 31, 2007 was $53.6 million, which includes $2.6 million amortization of debt issuance costs, interest expense of $50.2 million associated with the high yield facility, the first lien revolver and the Partnership debt and $0.8 million associated with the put premium financing and other. Interest expense for the six months ended December 31, 2006 was $27.0 million, which includes $5.7 million write-off and amortization of debt issuance costs, $20.6 million related to the first and second lien facilities and $0.7 million associated with the put premium financing and other.

Note 6 – Note Payable

In July 2007, we entered into a $17.9 million note payable with AFCO Credit Corporation to finance a portion of our insurance premiums. The note is payable in 11 monthly installments of $1,671,608, including interest at an annual rate of 4.95%, beginning August 1, 2007.  The balance at December 31, 2007 was $8.3 million.

Note 7 – Asset Retirement Obligations

The following table describes the changes to our asset retirement obligations (in thousands):

Total balance at June 30, 2007	$75,829
Liabilities acquired	10,060
Liabilities incurred	3,827
Liabilities settled	(8,318)
Revisions in estimated cash flows	(6,257)
Accretion expense	3,749
Total balance at December 31, 2007	78,890
Less current portion	12,444
Long-term balance at December 31, 2007	$66,446

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

Cash settlements, net of the amortization of purchased put premiums on effective cash flow hedges for the three months ended December 31, 2007 resulted in a decrease in crude oil and natural gas sales in the amount of $8.5 million. For the three months ended December 31, 2007, we recognized a loss of approximately $0.3 million related to the net price ineffectiveness of our hedged crude oil and natural gas contracts and a realized gain of approximately $1.4 million on derivative financial transactions that did not qualify for hedge accounting.

Cash settlements, net of the amortization of purchased put premiums on effective cash flow hedges for the three months ended December 31, 2006 resulted in an increase in crude oil and natural gas sales in the amount of $10.4 million. For the three months ended December 31, 2006, we recognized a gain of approximately $0.4 million related to the net price ineffectiveness of our hedged crude oil and natural gas contracts and a realized gain of approximately $6.1 million and an unrealized loss of approximately $5.5 million, respectively, on derivative financial transactions that did not qualify for hedge accounting.

Cash settlements, net of the amortization of purchased put premiums on effective cash flow hedges for the six months ended December 31, 2007 resulted in an increase in crude oil and natural gas sales in the amount of $1.0 million. For the six months ended December 31, 2007, we recognized a realized gain of approximately $0.3 million and an unrealized loss of approximately $0.3 million, respectively, on derivative financial transactions that did not qualify for hedge accounting.

Cash settlements, net of the amortization of purchased put premiums on effective cash flow hedges for the six months ended December 31, 2006 resulted in an increase in crude oil and natural gas sales in the amount of $12.5 million. For the six months ended December 31, 2006, we recognized a loss of approximately $0.4 million related to the net price ineffectiveness of our hedged crude oil and natural gas contracts and a realized gain of approximately $6.2 million and an unrealized loss of approximately $4.1 million, respectively, on derivative financial transactions that did not qualify for hedge accounting.

As of December 31, 2007, we had the following contracts outstanding:

	Crude Oil				Natural Gas
			Total				Total		Total
	Volume	Contract	Asset	Fair Value	Volume	Contract	Asset	Fair Value	Asset	Fair Value
Period	(MBbls)	Price (1)	(Liability)	(Loss)	(MMMBtus)	Price (1)	(Liability)	Gain / (Loss)	(Liability)	(Loss) (2)
			(In thousands)				(In thousands)		(In thousands)
Puts (3)
1/08 - 12/08	116	$60.00	$(462)	$(300)	5,870	$8.00	$(825)	$(536)	$(1,287)	$(836)
Swaps
1/08 - 12/08	1,587	70.82	(35,116)	(22,811)	9,240	8.68	9,311	6.029	(25,805)	(16,782)
1/09 - 12/09	1,162	70.92	(18,542)	(12,083)	6,560	8.46	(897)	(582)	(19,439)	(12,665)
1/10 - 12/10	817	70.91	(10,810)	(7,015)	5,860	8.12	(2,607)	(1,693)	(13,417)	(8,708)
			(64,468)	(41,909)			5,807	3,754	(58,661)	(38,155)
Collars
1/08 - 12/08	457	63.96/76.81	(8,430)	(5,384)	3,279	7.98/10.48	2,294	1,050	(6,136)	(4,334)
1/09 - 12/09					864	7.81/9.59	(26)	-	(26)	-
							2,268	1,050	(6,162)	(4,334)
Three-Way Collars
1/08 - 12/08	838	54.14/67.33/78.74	(13,334)	(8,815)	5,510	5.67/7.40/10.11	6,081	1,009	(7,253)	(7,806)
1/09 - 12/09	505	53.57/67.42/79.94	(6,147)	(3,905)	3,530	6.00/8.10/9.96	118	70	(6,029)	(3,835)
1/10 - 12/10	224	51.79/66.79/82.04	(2,161)	(1,359)	720	6.00/8.50/9.80	70	45	(2,091)	(1,314)
			(21,642)	(14,079)			6,269	1,124	(15,373)	(12,955)
Total			$(95,002)	$(61,672)			$13,519	$5,392	$(81,483)	$(56,280)

(1)	The contract price is weighted-averaged by contract volume.
(2)	The gain (loss) on derivative contracts is net of applicable income taxes.
(3)	Included in natural gas puts are 5,380 MMMBtus of $6 to $8 put spreads for the year ended December 31, 2008.

On June 26, 2006, we entered into an interest rate costless collar to mitigate the risk of loss due to changes in interest rates.  The dollar amount hedged was $75 million with the interest rate collar being 5.45% to 5.75%.  At December 31, 2007, we had deferred $1,833,930, net of tax benefit, in losses in accumulated other comprehensive loss related to this instrument.

The following table reconciles the changes in accumulated other comprehensive income (loss) (in thousands):

Accumulated other comprehensive income – July 1, 2007	$2,764
Hedging activities, net of tax:
Change in fair value of crude oil and natural gas hedging positions	(59,385)
Change in fair value of interest rate hedging position	(1,493)
Accumulated other comprehensive loss – December 31, 2007	$(58,114)

Note 9 – Income Taxes

We are formed and incorporated as an exempted company under the laws of Bermuda and we are generally not subject to income tax in Bermuda. We operate through our various subsidiaries in the United States (“U.S.”); accordingly, income taxes have been provided based upon the tax laws and rates of the U.S. as they apply to our current ownership structure.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109, (“FIN 48”), effective July 1, 2007.  The adoption of FIN 48 did not have a material effect on our consolidated financial statements.

FIN 48 prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations in our consolidated statements of income. There are no unrecognized tax benefits as of the date of adoption.  There are no unrecognized tax benefits that if recognized would affect the tax rate. There is no interest or penalties recognized as of the date of adoption or for the six months ended December 31, 2007.

We filed our initial income tax return for the tax year ended June 30, 2006.  The tax years ended June 30, 2006 and June 30, 2007 are open for examination by the U.S. and State taxing authorities.

Our effective tax rate for the six months ended December 31, 2007 and 2006 was approximately 35.0% and 39.3%, respectively.

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

At our discretion, at the time the Phantom Stock vest, we have the ability to offer the employee to accept common shares in lieu of cash. Upon a change in control of the Company, all outstanding Phantom Stock become immediately vested and payable. During the six months ended December 31, 2007, we issued 11,023 shares ($67,000) to our directors for services rendered and 4,939 shares ($32,000) to employees.

As of December 31, 2007, we have 2,681,737 of unvested Phantom Stock.  In addition we have outstanding 410,000 Restricted Shares as of December 31, 2007. For the six months ended December 31, 2007, we recognized compensation expense of $2.2 million.  A liability has been recognized as of December 31, 2007 in the amount of $2.4 million, in other current liabilities in the accompanying consolidated balance sheet. The amount of the liability will be remeasured at fair value as of each reporting date.

Restricted Shares activity during the six months ended December 31, 2007 was as follows:

		Grant-date
	Number	Fair value
	Of Shares	Per Share
Non-vested at June 30, 2007	78,333	$4.89
Granted	292,500	6.65
Non-vested at December 31, 2007	370,833	6.28

We determine the fair value of the Restricted Shares based on the market price of our Common Stock on the date of grant.  Compensation cost for the Restricted Shares is recognized on a straight line basis over the vesting or service period.  As of December 31, 2007 there was approximately $2.3 million of the unrecognized compensation cost related to non-vested Restricted Shares.

Defined Contribution Plans. Our employees are covered by a discretionary noncontributory profit sharing plan. The plan provides for annual employer contributions based upon 10 percent of annual compensation. We also sponsor a qualified 401 (k) Plan which provides for matching. The cost to us under these plans for the three months ended December 31, 2007 was $0.4 million and $0.1 million, respectively.

The cost to us under these plans for the six months ended December 31, 2007 was $0.8 million and $0.5 million, respectively.  The cost to us under these plans for the six months ended December 31, 2006 was $0.1 million and $0.1 million, respectively.

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

The reconciliation of basic and diluted weighted average shares outstanding and earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Net Income	$6,475	$10,408	$8,362	$12,341

Weighted average number of common shares – basic	84,141	83,973	84,138	83,817
Weighted average number of warrants	2,365	—	6,124	—
Weighted average number of common shares – diluted	86,506	83,973	90,262	83,817

Earnings Per Share
Basic	$0.08	$0.12	$0.10	$0.15
Diluted	$0.07	$0.12	$0.09	$0.15

Note 12 – Commitments and Contingencies

Litigation. We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material affect on our financial position or results of operations.

Lease Commitments. We have a non-cancelable operating lease for office space that expires on December 31, 2017. Future minimum lease commitments as of December 31, 2007 under the operating leases are as follows (in thousands):

Twelve Months Ending December 31,
2008	$1,324
2009	1,324
2010	1,324
2011	1,324
2012	1,324
Thereafter	6,596
Total	$13,216

Rent expense for the three months ended December 31, 2007 and 2006 was $329,000 and $184,000, respectively.  Rent expense for the six months ended December 31, 2007 and 2006 was $475,000 and $281,000, respectively.

Letters of Credit and Performance Bonds. We had $0.8 million in letters of credit and $48.7 million of performance bonds outstanding as of December 31, 2007.

Drilling Rig Commitments. We have entered into two drilling rig commitments one commencing on December 25, 2007 at $60,000 per day until well completion and the other commencing on December 27, 2007 at $47,500 per day until well completion.

Note 13 — Prepaid Expenses and Other Current Assets and Accrued Liabilities

Prepaid expenses and other current assets and accrued liabilities consist of the following (in thousands):
	December 31,	June 30,
	2007	2007
Prepaid expenses and other current assets
Advances to joint interest partners	$20,013	$18,841
Insurance	9,499	—
Estimated state tax payments	2,000	2,000
Other	1,475	1,029
Total prepaid expenses and other current assets	$32,987	$21,870

Accrued liabilities
Asset retirement obligations-current	$12,444	$12,465
Employee benefits and payroll	4,970	7,540
Interest	5,497	5,795
Due to Pogo for non-exercise of preferential rights	—	3,000
Hedge payables	5,802	—
Other	5,555	4,659
Total accrued liabilities	$34,268	$33,459

ITEM 2.                       Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes to those financial statements included elsewhere in this report and with our Form 10-K for the year ended June 30, 2007, along with Management’s and Discussion and Analysis of Financial Condition and Results of Operations contained in such Form 10-K.  The following discussion includes forward looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed under “Item 1A Risk Factors.”

General

We are an independent energy company engaged in the acquisition, development, exploration and production of oil and natural gas reserves, all of which are currently in the United States Gulf Coast and the Gulf of Mexico.

Operational Information

The following table presents our significant operational information for the periods indicated (in thousands except for unit amounts).
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Operating Revenues	$77,608	$118,716	$143,608	$153,725

Operating Expenses
Lease operating expense
Insurance expense	4,866	2,489	4,832	4,812
Workover expense	1,910	5,532	5,720	4,489
Other lease operating expense	9,575	17,145	20,141	24,742
Total lease operating expense	16,351	25,166	30,693	34,043
Production taxes	1,691	686	1,960	1,272
DD&A	28,600	57,873	73,253	75,406
General and administrative	5,733	10,183	5,771	5,644
Other – net	(675)	1,545	2,802	903
Total operating expenses	51,700	95,453	114,479	117,268
Operating Income	$25,908	$23,263	$29,129	$36,457

Sales Volumes per Day
Natural gas (MMcf)	42.1	60.0	83.5	78.1
Crude oil (MBbls)	7.5	10.9	12.3	13.0
Total (MBOE)	14.5	20.9	26.2	26.0

Average Sales Price
Natural gas per Mcf	$7.77	$7.78	$5.83	$7.48
Hedge gainper Mcf	1.43	0.80	1.46	0.93
Total natural gas per Mcf	$9.20	$8.58	$7.29	$8.41

Crude oil per Bbl	$56.24	$67.46	$79.19	$90.71
Hedge gain (loss) per Bbl	7.36	5.21	(1.52)	(12.68)
Total crude oil per Bbl	$63.60	$72.67	$77.67	$78.03

Hedge gain (loss) per BOE	$7.95	$5.03	$3.94	$(3.56)

Operating Revenues per BOE	$59.54	$62.53	$59.63	$64.24

Operating Expenses per BOE
Lease operating expense
Insurance expense	3.73	1.31	2.00	2.01
Workover expense	1.47	2.91	2.38	1.88
Other lease operating expense	7.34	9.03	8.36	10.34
Total lease operating expense	12.54	13.25	12.74	14.23
Production taxes	1.30	0.36	0.81	0.53
DD&A	21.94	30.48	30.42	31.51
General and administrative	4.40	5.37	2.40	2.36
Other– net	(0.52)	0.82	1.16	0.38
Total operating expenses	39.66	50.28	47.53	49.01
Operating Income per BOE	$19.88	$12.25	$12.10	$15.23

Results of Operations

Quarter Ended December 31, 2007 Compared with the Quarter Ended December 31, 2006.

Our consolidated net income was $6.5 million or $0.07 diluted earnings per common share (“per share”) in the second quarter of fiscal 2008 as compared to $10.4 million or $0.12 diluted earnings per share for the same prior year period.  Higher operating results in fiscal 2008 were offset by higher interest expense.  Below is a discussion of prices, volumes and revenue variances.

Sales Price and Volume Variances

				Percent
Quarter Ended December 31,	2007	2006	Increase	Increase	Increase
				(In Thousands)
Price Variance (1)
Crude oil price (per Bbl)	$78.03	$67.91	$10.12	15%	$6,548
Natural gas price (per MCF)	$8.41	$7.34	$1.07	15%	5,132
Total price variance					11,680

Volume Variance per Day
Crude oil sales (MBbls)	13.0	7.0	6.0	86%	42,820
Natural gas sales (MMCF)	78.1	52.1	26.0	50%	20,082
Total MBOE	26.0	15.7	10.3	66%
Total volume variance					62,902
Total variance					$74,582

(1)  Commodity prices include hedging gains and losses.

Revenue Variances

				Percent
Quarter Ended December 31,	2007	2006	Increase	Increase
	(In Thousands)
Crude oil	$93,322	$43,954	$49,368	112%
Natural gas	60,403	35,189	25,214	72%
Total revenues	$153,725	$79,143	$74,582	94%

Revenues

Our consolidated revenues increased $74.6 million in the second quarter of fiscal 2008 as compared to the prior year period. Higher revenues were primarily due to higher commodity prices and higher crude oil and natural gas production volumes, resulting in increased revenues of $11.7 million and $62.9 million, respectively. Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow.  Higher commodity prices contributed $11.7 million to the increase in revenues in the second quarter of fiscal 2008 as compared to the prior year period. Average crude oil prices, including a $12.68 realized loss per barrel related to hedging activities, increased $10.12 per barrel in the second quarter of fiscal 2008, resulting in increased revenues of $6.5 million.  Average natural gas prices, including a $0.93 realized gain per MCF related to hedging activities, increased $1.07 per MCF in the second quarter of fiscal 2008, resulting in increased revenues of $5.1 million.  Commodity prices are affected by many factors that are outside of our control. Therefore, commodity prices we received in the second quarter of fiscal 2008 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time would result in reduced cash from operating activities potentially causing us to expend less on our capital program.  Lower spending on our capital program could result in a reduction of the amount of production volumes we are able to produce. We cannot accurately predict future commodity prices, and cannot be certain whether these events will occur.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow.  Higher sales volumes in the second quarter of fiscal 2008 as compared to the prior year period resulted in increased revenues of $62.9 million. Crude oil sales volumes increased 6.0 MBbls/D in the second quarter of fiscal 2008, resulting in increased revenues of $42.8 million. Natural gas sales volumes increased 26 MMCF/D in the second quarter of fiscal 2008, resulting in increased revenues of $20.1 million.  The increase in crude oil and natural gas sales volumes in the second quarter of fiscal 2008 as compared to prior fiscal year’s quarter was primarily due to the Pogo Acquisition and our exploration and development programs.

As mentioned above, depressed commodity prices over an extended period of time or other unforeseen events could occur that would result in our being unable to sustain a capital program that allows us to meet our production growth goals. However, we cannot predict whether such events will occur.

Below is a discussion of Costs and Expenses and Other (Income) Expense.

 Costs and Expenses and Other (Income) Expense

Quarter Ended December 31,	2007		2006
	Amount	Per BOE	Amount	Per BOE	Increase (Decrease) Amount
	(In Thousands, except per unit amounts)
Costs and Expenses
Lease operating expense
Insurance expense	$4,812	$2.01	$2,653	$1.83	$2,159
Workover expense	4,489	1.88	(495)	(0.34)	4,984
Other lease operating expense	24,742	10.34	10,629	7.35	14,113
Total lease operating expenses	34,043	14.23	12,787	8.84	21,256
Production taxes	1,272	0.53	407	0.28	865
DD&A	75,406	31.51	31,711	21.92	43,695
Accretion of asset retirement obligation	1,989	0.83	871	0.60	1,118
General and administrative expense	5,644	2.36	5,573	3.85	71
Gain on derivative financial instruments	(1,086)	(0.45)	(853)	(0.58)	(233)
Total costs and expenses	$117,268	$49.01	$50,496	$34.91	$66,772

Other (Income) Expense
Interest income	$(403)	$(0.17)	$(866)	$(0.60)	$463
Interest expense	26,819	11.21	12,148	8.40	14,671
Total other (income) expense	$26,416	$11.04	$11,282	$7.80	$15,134

Costs and expenses increased $66.8 million in the second quarter of fiscal 2008 as compared to the prior year period.  This increase in costs and expenses was primarily due to the items discussed below.

DD&A expense increased $43.7 million in the second quarter of fiscal 2008 as compared to the prior year period primarily due to increased production from acquisitions and drilling ($20.7 million) and coupled with the impact of a higher DD&A rate ($23.0 million).  The increase in the DD&A rate is principally as a result of the increased costs of acquisitions and drilling coupled with the year-end June 30, 2007 negative revisions in our reserve base.  Lease operating expense increased $21.3 million in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007.  This increase is primarily the result of higher well operating expenses, which include direct expenses incurred to operate our wells and equipment on producing leases. Well operating expenses were higher primarily due to an increase in producing leases from the Pogo Acquisition and from our exploration and development programs, increased fuel and electricity expenses and higher repair and maintenance expenses.  The higher workover activity and higher windstorm insurance primarily resulted from the increase in producing leases noted above.

Production taxes increased $0.9 million in the second quarter of fiscal 2008 as compared to the prior year period as a result of higher crude oil and natural gas revenues.

Other (income) expense increased $15.1 million in the second quarter of fiscal 2008 as compared to the prior year period.  This increase was primarily due to higher interest expense as a result of the additional borrowings required to fund our acquisition and capital expenditure programs.

Income Tax Expense

Income tax expense decreased $3.4 million in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007, primarily due to a decrease in income before income taxes of $7.3 million and to a decrease in the effective income tax rate from 40.1 percent to 35.5 percent.

Six Months Ended December 31, 2007 Compared with the Six Months Ended December 31, 2006.

Our consolidated net income was $8.4 million or $0.09 diluted earnings per share for the first six months of fiscal 2008 as compared to $12.3 million or $0.15 diluted earnings per share for the same prior year period.  Higher operating results in fiscal 2008 were offset by higher interest expense.  Below is a discussion of prices, volumes and revenue variances.

Sales Price and Volume Variances

				Percent
Six Months Ended December 31,	2007	2006	Increase	Increase	Increase
				(In Thousands)
Price Variance (1)
Crude oil price (per Bbl)	$77.86	$66.43	$11.43	17%	$13,613
Natural gas price (per MCF)	$7.83	$7.22	$0.61	8%	5,567
Total price variance					19,180

Volume Variance per Day
Crude oil sales (MBbls)	12.6	6.5	6.1	94%	88,176
Natural gas sales (MMCF)	80.8	49.6	31.2	63%	45,017
Total MBOE	26.1	14.7	11.4	78%
Total volume variance					133,193
Total variance					$152,373

(1)  Commodity prices include hedging gains and losses.

Revenue Variances

				Percent
Six Months Ended December 31,	2007	2006	Increase	Increase
	(In Thousands)
Crude oil	$180,895	$79,106	$101,789	129%
Natural gas	116,438	65,854	50,584	77%
Total revenues	$297,333	$144,960	$152,373	105%

Revenues

Our consolidated revenues increased $152.4 million in the first six months of fiscal 2008 as compared to the prior year period. Higher revenues were primarily due to higher commodity prices and higher crude oil and natural gas production volumes, resulting in increased revenues of $19.2 million and $133.2 million, respectively. Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow.  Higher commodity prices contributed $19.2 million to the increase in revenues in the first six months of fiscal 2008 as compared to the prior year period.  Average crude oil prices, including a $7.26 realized loss per barrel related to hedging activities, increased $11.43 per barrel in the first six months of fiscal 2008, resulting in increased revenues of $13.6 million.  Average natural gas prices, including a $1.20 realized gain per MCF related to hedging activities, increased $0.61 per MCF in the first six months of fiscal 2008, yielding increased revenues of $5.6 million.  Commodity prices are affected by many factors that are outside of our control. Therefore, commodity prices we received in the first six months of fiscal 2008 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time would result in reduced cash from operating activities potentially causing us to expend less on our capital program.  Lower spending on our capital program could result in a reduction of the amount of production volumes we are able to produce. We cannot accurately predict future commodity prices, and cannot be certain whether these events will occur.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow.  Higher sales volumes in the first six months of fiscal 2008 as compared to the prior year period resulted in increased revenues of $133.2 million. Crude oil sales volumes increased 6.1 MBbls/D in the first six months of fiscal 2008, resulting in increased revenues of $88.2 million. Natural gas sales volumes increased 31.2 MMCF/D in the first six months of fiscal 2008, resulting in higher revenues of $45.0 million.  The increase in crude oil and natural gas sales volumes in the first six months of fiscal 2008 as compared to prior fiscal year’s fist six months was primarily due to the Pogo Acquisition and our exploration and development programs.

As mentioned above, depressed commodity prices over an extended period of time or other unforeseen events could occur that would result in our being unable to sustain a capital program that allows us to meet our production growth goals. However, we cannot predict whether such events will occur.

Below is a discussion of Costs and Expenses and Other (Income) Expense.

 Costs and Expenses and Other (Income) Expense

Six Months Ended December 31,	2007		2006
	Amount	Per BOE	Amount	Per BOE	Increase Amount
	(In Thousands, except per unit amounts)
Costs and Expenses
Lease operating expense
Insurance expense	$9,644	$2.00	$5,315	$1.96	$4,329
Workover expense	10,209	2.13	827	0.31	9,382
Other lease operating expense	44,883	9.35	21,326	7.86	23,557
Total lease operating expenses	64,736	13.48	27,468	10.13	37,268
Production taxes	3,232	0.67	1,218	0.45	2,014
DD&A	148,659	30.96	59,455	21.93	89,204
Accretion of asset retirement obligation	3,749	0.78	1,742	0.64	2,007
General and administrative expense	11,415	2.38	10,591	3.90	824
Loss (gain) on derivative financial instruments	(44)	-	(1,558)	(0.57)	1,514
Total costs and expenses	$231,747	$48.27	$98,916	$36.48	$132,831

Other (Income) Expense
Interest income	$(901)	$(0.19)	$(1,292)	$(0.48)	$391
Interest expense	53,630	11.17	27,007	9.96	26,623
Total other (income) expense	$52,729	$10.98	$25,715	$9.48	$27,014

Costs and expenses increased $132.8 million in the first six months of fiscal 2008 as compared to the prior year period.  This increase in costs and expenses was primarily due to the items discussed below.

DD&A expense increased $89.2 million in the first six months of fiscal 2008 as compared to the prior year period primarily due to increased production from acquisitions and drilling ($45.8 million), coupled with a higher DD&A rate ($43.4 million).  The increase in the DD&A rate is principally as a result of the increased costs of acquisitions and drilling coupled with the year-end June 30, 2007 negative revisions in our reserve base.  Lease operating expense increased $37.3 million in the first six months of fiscal 2008 compared to the first six months of fiscal 2007.  This increase is primarily due to higher well operating expenses, which include direct expenses incurred to operate our wells and equipment on producing leases. Well operating expenses were higher primarily as a result of an increase in producing leases from the Pogo Acquisition and from our exploration and development programs, increased fuel and electricity expenses and higher repair and maintenance expenses.  The higher workover activity and higher windstorm insurance is also primarily a result of the increase in producing leases noted above.

Production taxes increased $2.0 million in the first six months of fiscal 2008 as compared to the prior year period primarily due to higher crude oil and natural gas revenues.

Other (income) expense increased $27.0 million in the first six months of fiscal 2008 as compared to the prior year period.  This increase was primarily due to higher interest expense as a result of the additional borrowings required to fund our acquisition and capital expenditure programs.

Income Tax Expense

Income tax expense decreased $3.5 million in the first six months of fiscal 2008 compared to the first six months of fiscal 2007, primarily due to a decrease in income before income taxes of $7.5 million and to a decrease in the effective income tax rate from 39.3 percent to 35.0 percent.

Liquidity

Ourprincipal requirements for capital are to fund ourexploration, development and acquisition activities and to satisfy ourcontractual obligations, primarily for the repayment of debt and any amounts owing during the period related to ourhedging positions.

We have incurred substantial indebtedness in connection with our acquisitions, including the $750 million senior notes offering we completed on June 8, 2007 to fund the Pogo Acquisition and to repay our second lien revolving credit facility. At December 31, 2007, we had $1,120.2 million of indebtedness outstanding, consisting of $750.0 million of notes offered and sold, $364.0 million under our first lien revolving credit facility, $5.6 million in put financings and $0.6 million in capital lease obligations. We expect to fund our operations and capital expenditures and satisfy our debt service obligations through operating cash flow and borrowings under our first lien revolving credit facility. Expansion capital expenditures are directly related to new development opportunities and growth of our reserve base and production at attractive returns.

Capital Resources

The fiscal 2008 capital budget, excluding acquisitions, for the exploration and development drilling program is approximately $260 million. We intend to fund our capital expenditure program, contractual commitments, including settlement of derivative contracts, and future acquisitions from cash flows from our operations and borrowings under our credit facility. If an acquisition opportunity arises, we may also access public markets to issue additional debt and/or equity securities. At December 31, 2007, we had $85.7 million of undrawn capacity available under our amended first lien revolver.  Cash flows from operations were used primarily to fund acquisitions and exploration and development expenditures during the first six months of fiscal 2008.  For the six months ended December 31, 2007, capital expenditures of $201.6 million included $30.4 for acquisitions, $109.8 million for development activities, $58.4 million for exploration and $3.0 for other capital items.

Net cash provided by operating activities in the six months ended December 31, 2007 increased to $124.9 million from $82.5 million in the six months ended December 31, 2006 primarily due to higher production volumes and higher commodity prices (including hedging gains) partially offset by higher costs and expenses, excluding non-cash expenses. Key drivers of net operating cash flows are commodity prices, production volumes and costs and expenses. Average crude oil prices increased 17 percent and natural gas prices increased eight percent over the prior period.  Crude oil volumes and natural gas volumes increased 94 percent and 63 percent from current period to prior period, respectively.

In the first six months of fiscal 2008, costs and expenses that affect net operating cash provided by operating activities primarily include lease operating expense, production taxes, and general and administrative expense. These costs and expenses increased $40.1 million over the prior year’s period.  Lease operating expense represented the largest increase in these costs. Lease operating expense includes well operating expenses, which are expenses incurred to operate our wells and equipment on operating leases.

Contractual Obligations

Information about contractual obligations at December 31, 2007 did not change materially from the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2007.

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

Market-Sensitive Instruments and Risk Management

Market risk is the potential loss arising from adverse changes in market rates and prices, such as commodity prices and interest rates. Ourprimary market risk exposure is commodity price risk. The exposure is discussed in detail below:

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

Disclosure of Limitations

Our ultimate realized gain or loss with respect to commodity price fluctuations will depend on the future exposures that arise during the period as well as our hedging strategies and commodity prices at the time.

          Interest Rate Risk

On June 26, 2006, we entered into interest rate costless collar to mitigate the risk of loss due to changes in interest rates. The dollar amount hedged was $75 million with the interest rate collar being 5.45 percent to 5.75 percent. At December 31, 2007, the fair value of this instrument which was designated as a financial hedge, prior to the impact of federal income tax, was a loss of $2.8 million.

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

There was no change in our internal control over financial reporting during our last quarterly period ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

    We have incurred substantial indebtedness in acquiring our properties. Our leverage and the current and future restrictions contained in the agreements governing our indebtedness may reduce our ability to incur additional indebtedness, engage in certain transactions or capitalize on acquisition or other business opportunities. Our indebtedness and other financial obligations and restrictions could have important consequences. For example, they could

•          impair our ability to obtain additional financing in the future for capital expenditures, potential acquisitions, general corporate purposes or other purposes;
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

ITEM 4.      Submission of Matters to a Vote of Security Holders

Energy XXI’s Annual General Meeting of Shareholders was held on November 13, 2007 for the purposes of (1) electing three directors as Class II directors, each for a three-year term, (2) electing one director as a Class I director for the remaining two years of our Class I directors’ three-year term, (3) ratifying and approving the audit committee’s appointment of UHY LLP as our independent auditors for our fiscal year ending June 30, 2008 and authorizing the audit committee to set the auditor’s remuneration for our fiscal year ending June 30, 2008, (4) approving amendments to various provisions of our Bye-Laws, and (5) approving amendments to our 2006 Long-Term Incentive Plan.  At the record date, October 25, 2007, 84,511,906 shares of common stock were outstanding and entitled to one vote per share upon all matter submitted at the meeting.  Holders of 59,648,510 shares of common stock, representing approximately 70.6% of the total issued and outstanding shares of common stock, were present in person or by proxy at the meeting to cast their vote.

             With respect to the elections of directors, all four nominees were re-elected.  The votes were cast as follow:

Nominees for Directors	Votes For	Votes Withheld
Paul Davison (Class II)	59,104,710	543,800
David M. Dunwoody (Class II)	59,104,710	543,800
Hill A. Feinberg (Class I)	58,932,528	715,982
Steven A. Weyel (Class II)	59,059,296	589,214

Mr. David West Griffin will continue his term as a Class I director, and Mr. John D. Schiller and Mr. William Colvin will continue their terms as Class III directors.

The appointment by the audit committee of UHY LLP as our independent auditors for our fiscal year ending June 30, 2008 and the authorization of the audit committee to set the auditor’s remuneration for our fiscal year ending June 30, 2008 was approved.  The votes were cast as follows:

For	Against	Abstentions
59,087,910	18,600	542,000

The proposal to approve amendments to various provisions of our Bye-laws was approved.  The votes were cast as follows:

For	Against	Abstentions
49,230,727	5,099,324	4,479,499

The proposal to approve amendments to our 2006 Long-Term Incentive Plan was approved.  The votes were cast as follows:

For	Against	Abstentions
53,241,702	25,750	5,542,098

ITEM 6.	Exhibits

The following exhibits are filed as part of this report.

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chairman and Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 1350 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Hugh A. Menown
Vice President and Chief Accounting Officer

Date:   February 5, 2008

Exhibit Index

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chairman and Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 1350 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002