Form 10-Q
period 2008-03-31
ENERGY XXI (BERMUDA) LTD
filed 2008-05-01
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding

Common Stock, par value $.001 per share,
as of April 30, 2008	84,511,906

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)

	March 31,	June 30,
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,066	$19,784
Accounts receivable
Oil and natural gas sales	95,613	55,763
Joint interest billings	25,488	14,377
Insurance and other	2,548	958
Prepaid expenses and other current assets	17,691	21,870
Deferred income taxes	30,258	—
Royalty deposits	4,548	2,175
Derivative financial instruments	—	17,131
Total Current Assets	179,212	132,058
Property and Equipment, net of accumulated depreciation, depletion, and amortization
Oil and natural gas properties - full cost method of accounting	1,529,845	1,491,685
Other property and equipment	8,494	3,097
Total Property and Equipment	1,538,339	1,494,782
Other Assets
Debt issuance costs, net of accumulated amortization	17,973	20,986
Deferred income taxes	2,724	—
Derivative financial instruments	—	616
Total Other Assets	20,697	21,602
Total Assets	$1,738,248	$1,648,442

LIABILITIES
Current Liabilities
Accounts payable	$68,592	$79,563
Advances from joint interest partners	5,053	2,026
Accrued liabilities	57,469	33,459
Deferred income taxes	—	1,044
Derivative financial instruments	95,268	1,480
Note payable	3,323	—
Current maturities of long-term debt	4,188	5,508
Total current liabilities	233,893	123,080
Long-term debt, less current maturities	1,066,377	1,045,511
Deferred income taxes	—	14,788
Asset retirement obligations	64,304	63,364
Derivative financial instruments	68,435	4,573
Total Liabilities	1,433,009	1,251,316
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized and no shares issued at March 31, 2008 and June 30, 2007	—	—
Common stock, $0.001 par value, 400,000,000 shares authorized and 84,511,906 and 84,203,444 issued and outstanding at March 31, 2008 and June 30, 2007, respectively	84	84
Additional paid-in capital	363,285	363,206
Retained earnings	49,721	31,072
Accumulated other comprehensive income (loss), net of tax	(107,851)	2,764
Total Stockholders’ Equity	305,239	397,126
Total Liabilities and Stockholders’ Equity	$1,738,248	$1,648,442

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except per share information)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Revenues
Oil sales	$103,627	$42,777	$284,522	$121,882
Natural gas sales	63,510	34,831	179,948	100,686
Total Revenues	167,137	77,608	464,470	222,568

Costs and Expenses
Lease operating expense	38,342	16,351	103,078	43,819
Production taxes	1,755	1,691	4,987	2,909
Depreciation, depletion and amortization	75,268	28,600	223,927	88,055
Accretion of asset retirement obligation	1,911	877	5,660	2,619
General and administrative expense	4,912	5,733	16,327	16,324
Loss (gain) on derivative financial instruments	2,700	(1,552)	2,656	(3,110)
Total Costs and Expenses	124,888	51,700	356,635	150,616

Operating Income	42,249	25,908	107,835	71,952

Other Income (Expense)
Interest income	348	307	1,249	1,599
Interest expense	(26,058)	(12,646)	(79,688)	(39,653)
Total Other Income (Expense)	(25,710)	(12,339)	(78,439)	(38,054)

Income Before Income Taxes	16,539	13,569	29,396	33,898

Provision for Income Taxes	6,252	3,988	10,747	11,976

Net Income	$10,287	$9,581	$18,649	$21,922

Earnings Per Share
Basic	$0.12	$0.11	$0.22	$0.26
Diluted	$0.12	$0.11	$0.22	$0.26

Weighted Average Number of Common Shares Outstanding
Basic	84,141	84,049	84,139	83,893
Diluted	84,141	84,049	85,259	83,893

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Cash Flows From Operating Activities
Net income	$10,287	$9,581	$18,649	$21,922
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense	6,252	3,988	10,747	11,976
Change in derivative financial instruments	1,319	4,114	811	10,505
Accretion of asset retirement obligations	1,911	877	5,660	2,619
Depletion, depreciation, and amortization	75,268	28,600	223,927	88,055
Amortization and write-off of debt issuance costs	1,114	325	3,688	5,998
Common stock issued to Directors for services	—	—	67	—
Changes in operating assets and liabilities
Accounts receivable	(14,247)	28,769	(48,142)	35,807
Prepaid expenses and other current assets	20,676	(13,334)	1,806	(39,501)
Accounts payable and other liabilities	9,901	13,326	20,122	21,385
Net Cash Provided by Operating Activities	112,481	76,246	237,335	158,766

Cash Flows from Investing Activities
Acquisitions	(8,569)	—	(38,935)	(302,481)
Capital expenditures	(62,784)	(130,587)	(234,002)	(250,951)
Proceeds from the sale of oil and natural gas properties	—	—	—	1,400
Other	(102)	573	(135)	1,333
Net Cash Used in Investing Activities	(71,455)	(130,014)	(273,072)	(550,699)

Cash Flows from Financing Activities
Proceeds from the issuance of common stock - net	—	108	32	13,167
Proceeds from long-term debt	21,000	65,000	204,135	364,000
Payments on long-term debt	(69,024)	(10,000)	(180,159)	(24,625)
Payments on put financing	(1,419)	(2,011)	(4,294)	(7,030)
Debt issuance costs	—	—	(675)	(4,754)
Other	(17)	(407)	(20)	(1,037)
Net Cash Provided by (Used in) Financing Activities	(49,460)	52,690	19,019	339,721

Net Increase (Decrease) in Cash and Cash Equivalents	(8,434)	(1,078)	(16,718)	(52,212)

Cash and Cash Equivalents, beginning of period	11,500	11,255	19,784	62,389

Cash and Cash Equivalents, end of period	$3,066	$10,177	$3,066	$10,177

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
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

Accounting for Business Combinations.  In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

 Disclosures about Derivative Instruments and Hedging Activities.  In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Many have expressed concerns that the existing disclosure requirements in SFAS No. 133 do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.

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

East Cameron Field

In July 2007, we acquired from ExxonMobil for $3.5 million plus assumption of asset retirement obligations, their interest in the East Cameron 334/335 Field in the Gulf of Mexico.  We had previously acquired an interest in this field from Pogo Producing Company.

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

The following summarized unaudited pro forma financial information for the nine months ended March 31, 2007 assumes that the Castex Acquisition had occurred on July 1, 2006. These unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of the results that would have occurred if we had completed the acquisitions as of July 1, 2006 or the results that will be attained in the future (in thousands except per share data):

Nine Months
Ended
March 31, 2007

Revenues	$228,266
Operating Income	$70,631
Net Income	$19,889

Earnings per Share
Basic	$0.24
Diluted	$0.24

The following table reflects the acquisition costs for the nine months ended March 31, 2008 (in thousands):

Nine Months
Ended
March 31, 2008

Partnership Acquisition and Closing Adjustment	$32,544
East Cameron 334/335 Field Acquisition and Closing Adjustment	3,385
POGO Acquisition Closing Adjustment	1,982
Marlin Closing Adjustment	996
Castex Acquisition Closing Adjustment	28
$38,935

Note 4 – Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31,	June 30,
	2008	2007
Oil and gas properties
Proved properties	$1,670,035	$1,412,890
Less: Accumulated depreciation, depletion and amortization	387,778	165,186
Proved properties – net	1,282,257	1,247,704
Unproved properties	247,588	243,981
Oil and gas properties – net	1,529,845	1,491,685
Other property and equipment	10,886	4,194
Less: Accumulated depreciation	2,392	1,097
Other property and equipment – net	8,494	3,097
Total property and equipment	$1,538,339	$1,494,782

Note 5 – Long-term Debt

Long-term debt follows (in thousands):

	March 31,	June 30,
	2008	2007

First lien revolver	$316,000	$292,024
High yield facility	750,000	750,000
Put premium financing	4,025	8,434
Capital lease obligation	540	561
Total debt	1,070,565	1,051,019
Less current maturities	4,188	5,508
Total long-term debt	$1,066,377	$1,045,511

Aggregate future maturities of long-term debt for the twelve months ending March 31 are as follows: 2009-$4.2 million; 2010-$0.2 million; 2011-$0.2 million; 2012-$316.0 million; 2013-$0.0; thereafter-$750.0 million.

First Lien Revolver

Our first lien revolver was amended and restated on June 8, 2007. This facility was entered into by our subsidiary, EGC. This facility has a face value of $700 million and matures on June 8, 2011. The credit facility bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate, plus applicable margins ranging from 1.50 percent to 2.25 percent or an alternate base rate, based on the federal funds effective rate plus applicable margins ranging from 0.50 percent to 1.25 percent. However, if an additional equity contribution in an amount of at least $50 million is made by us to EGC, all of the margins above will be subject to a 0.25 percent reduction. The credit facility is secured by mortgages on at least 85 percent of the value of our proved reserves. Our initial borrowing base under the facility was $425 million.

On November 19, 2007, the credit facility was amended.  The amendment, among other things, increased the borrowing base to $450 million, of which approximately $316.0 million was borrowed as of March 31, 2008 and modified the commodity hedge limitations and minimum liquidity during certain periods.  We incurred $0.7 million to amend the first lien revolver including $0.5 million associated with syndicating the credit facility.

Our first lien revolving credit facility requires us to maintain certain financial covenants. Specifically, EGC may not permit its total leverage ratio to be more than 3.5 to 1.0, our interest rate coverage ratio to be less than 3.0 to 1.0, or our current ratio (in each case as defined in our first lien revolving credit facility) to be less than 1.0 to 1.0, in each case, as of the end of each fiscal quarter. In addition, we are subject to various covenants including those limiting dividends and other payments, making certain investments, margin, consolidating, modifying certain agreements, transactions with affiliates, the incurrence of debt, changes in control, asset sales, liens on properties, sale leaseback transactions, entering into certain leases, the allowance of gas imbalances, take or pay or other prepayments, entering into certain hedging agreements, as well as a covenant to maintain John D. Schiller, Jr., Steven A. Weyel and David West Griffin in their current executive positions, subject to certain exceptions in the event of death or disability to one of these individuals.

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

Put Premium Financing

We finance puts that we purchase with our hedge providers. Substantially all of our hedges are done with members of our bank groups. Put financing is accounted for as debt and this indebtedness is pari pasu with borrowings under the first lien revolving credit facility. The hedge financing is structured to mature when the put settles so that we realize the value net of hedge financing. As of March 31, 2008 and June 30, 2007, our outstanding hedge financing totaled $4.0 million and $8.4 million, respectively.

Interest Expense

Interest expense for the three months ended March 31, 2008 was $26.1 million, which includes $1.1 million amortization of debt issuance costs, interest expense of $24.7 million associated with the high yield facility, the first lien revolver and the Partnership debt and $0.3 million associated with the put premium financing and other. Interest expense for the three months ended March 31, 2007 was $12.6 million, which includes $0.3 million amortization of debt issuance costs, $11.7 million related to the first and second lien facilities and $0.6 million associated with the put premium financing and other.

Interest expense for the nine months ended March 31, 2008 was $79.7 million, which includes $3.7 million amortization of debt issuance costs, interest expense of $74.9 million associated with the high yield facility, the first lien revolver and the Partnership debt and $1.1 million associated with the put premium financing and other. Interest expense for the nine months ended March 31, 2007 was $39.7 million, which includes $6.0 million write-off and amortization of debt issuance costs, $32.4 million related to the first and second lien facilities and $1.3 million associated with the put premium financing and other.

Note 6 – Note Payable

In July 2007, we entered into a $17.9 million note payable with AFCO Credit Corporation to finance a portion of our insurance premiums. The note is payable in 11 monthly installments of $1,671,608, including interest at an annual rate of 4.95%, beginning August 1, 2007.  The balance at March 31, 2008 was $3.3 million.

Note 7 – Asset Retirement Obligations

The following table describes the changes to our asset retirement obligations (in thousands):

Total balance at June 30, 2007	$75,829
Liabilities acquired	10,060
Liabilities incurred	10,678
Liabilities settled	(19,933)
Revisions in estimated cash flows	(6,257)
Accretion expense	5,660
Total balance at March 31, 2008	76,037
Less current portion	11,733
Long-term balance at March 31, 2008	$64,304

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

Cash settlements, net of the amortization of purchased put premiums on effective cash flow hedges for the three months ended March 31, 2008 resulted in a decrease in crude oil and natural gas sales in the amount of $21.2 million. For the three months ended March 31, 2008, we recognized a loss of approximately $0.1 million related to the net price ineffectiveness of our hedged crude oil and natural gas contracts and a realized loss of approximately $1.2 million and an unrealized loss of approximately $1.4 million, respectively, on derivative financial transactions that did not qualify for hedge accounting.

Cash settlements, net of the amortization of purchased put premiums on effective cash flow hedges for the three months ended March 31, 2007 resulted in an increase in crude oil and natural gas sales in the amount of $10.4 million. For the three months ended March 31, 2007, we recognized a gain of approximately $0.4 million related to the net price ineffectiveness of our hedged crude oil and natural gas contracts and a realized gain of approximately $6.1 million and an unrealized loss of approximately $5.5 million, respectively, on derivative financial transactions that did not qualify for hedge accounting.

Cash settlements, net of the amortization of purchased put premiums on effective cash flow hedges for the nine months ended March 31, 2008 resulted in a decrease in crude oil and natural gas sales in the amount of $20.2 million. For the nine months ended March 31, 2008, we recognized a loss of approximately $0.2 million related to the net price ineffectiveness of our hedged crude oil and natural gas contracts and a realized loss of approximately $0.9 million and an unrealized loss of approximately $1.6 million, respectively, on derivative financial transactions that did not qualify for hedge accounting.

Cash settlements, net of the amortization of purchased put premiums on effective cash flow hedges for the nine months ended March 31, 2007 resulted in an increase in crude oil and natural gas sales in the amount of $22.9 million. For the nine months ended March 31, 2007, we recognized a loss of approximately $1.1 million related to the net price ineffectiveness of our hedged crude oil and natural gas contracts and a realized gain of approximately $8.5 million and an unrealized loss of approximately $4.3 million, respectively, on derivative financial transactions that did not qualify for hedge accounting.

As of March 31, 2008, we had the following contracts outstanding:

	Crude Oil				Natural Gas
			Total				Total		Total
	Volume	Contract		Fair Value	Volume	Contract		Fair Value		Fair Value
Period	(MBbls)	Price (1)	(Liability)	(Loss)	(MMMBtus)	Price (1)	(Liability)	(Loss)	(Liability)	(Loss) (2)
			(In thousands)				(In thousands)		(In thousands)
Puts (3)
4/08 – 3/09	83	$60.00	$(25)	$(218)	4,190	$8.00	$(96)	$(2,162)	$(121)	$(2,380)
Swaps
4/08 – 3/09	2,157	78.78	(43,036)	(27,870)	11,750	8.77	(17,904)	(12,402)	(60,940)	(40,272)
4/09 – 3/10	1,075	70.93	(25,045)	(16,297)	6,880	8.40	(7,444)	(4,838)	(32,489)	(21,135)
4/10 – 3/11	579	70.93	(12,408)	(8,075)	4,160	8.12	(2,305)	(1,498)	(14,713)	(9,573)
			(80,489)	(52,242)			(27,653)	(18,738)	(108,142)	(70,980)
Collars
4/08 – 3/09	639	70.32/92.91	(8,830)	(5,685)	2,579	7.94/10.41	(2,166)	(388)	(10,996)	(6,073)
4/09 – 3/10	822	76.58/106.54	(3,442)	(2,164)	562	7.86/9.40	(356)	-	(3,798)	(2,164)
4/10 – 3/11	475	76.49/104.68	(2,072)	(1,307)			-	-	(2,072)	(1,307)
			(14,344)	(9,156)			(2,522)	(388)	(16,866)	(9,544)
Three-Way Collars
4/08 – 3/09	768	54.06/67.32/78.87	(16,740)	(10,810)	5,050	5.73/7.53/10.08	(5,268)	(3,424)	(22,008)	(14,234)
4/09 – 3/10	403	53.21/67.48/80.72	(7,438)	(4,796)	2,980	6.00/8.12/9.95	(1,653)	(1,075)	(9,091)	(5,871)
4/10 – 3/11	157	51.55/66.55/82.03	(2,703)	(1,739)	1,320	6.00/8.20/9.92	(106)	(69)	(2,809)	(1,808)
			(26,881)	(17,345)			(7,027)	(4,568)	(33,908)	(21,913)
Total			$(121,739)	$(78,961)			$(37,298)	$(25,856)	$(159,037)	$(104,817)

(1)	The contract price is weighted-averaged by contract volume.
(2)	The (loss) on derivative contracts is net of applicable income taxes.
(3)	Included in natural gas puts are 3,840 MMMBtus of $6 to $8 put spreads for the twelve months ended March 31, 2009.

On June 26, 2006, we entered into an interest rate costless collar to mitigate the risk of loss due to changes in interest rates.  The dollar amount hedged was $75 million with the interest rate collar being 5.45% to 5.75%.  At March 31, 2008, we had deferred $3.0 million, net of tax benefit, in losses in accumulated other comprehensive loss related to this instrument.

The following table reconciles the changes in accumulated other comprehensive income (loss) (in thousands):

Accumulated other comprehensive income – July 1, 2007	$2,764
Hedging activities, net of tax:
Change in fair value of crude oil and natural gas hedging positions	(107,923)
Change in fair value of interest rate hedging position	(2,692)
Accumulated other comprehensive loss – March 31, 2008	$(107,851)

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

FIN 48 prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations in our consolidated statements of income. There are no unrecognized tax benefits as of the date of adoption.  There are no unrecognized tax benefits that if recognized would affect the tax rate. There is no interest or penalties recognized as of the date of adoption or for the nine months ended March 31, 2008.

We filed our initial income tax return for the tax year ended June 30, 2006 and also our June 30, 2007 tax return.  The tax years ended June 30, 2006 and June 30, 2007 are open for examination by the U.S. and State taxing authorities.

Our effective tax rate for the nine months ended March 31, 2008 and 2007 was approximately 36.6% and 35.3%, respectively.

Note 10 — Employee Benefit Plans

The Energy XXI Services, LLC 2006 Long-Term Incentive Plan (“Incentive Plan”). We adopted an incentive and retention program for our employees. Participation shares (or “Phantom Stock”) are issued from time to time at a value equal to our common share price at the time of issue. The Phantom Stock generally vests equally over a three-year period. When vesting occurs, we pay the employee an amount equal to the then current common share price times the number of Phantom Stock that has vested, plus the cumulative value of dividends applicable to the Company’s stock.

At our discretion, at the time the Phantom Stock vest, we have the ability to offer the employee to accept common shares in lieu of cash. Upon a change in control of the Company, all outstanding Phantom Stock become immediately vested and payable.

As of March 31, 2008, we have 2,723,305 of unvested Phantom Stock units.  In addition we have outstanding 370,833 unvested Restricted Shares as of March 31, 2008. For the nine months ended March 31, 2008, we recognized compensation expense of $2.7 million.  A liability has been recognized as of March 31, 2008 in the amount of $2.7 million, in accrued liabilities in the accompanying consolidated balance sheet. The amount of the liability will be remeasured at fair value as of each reporting date.

Restricted Shares activity during the nine months ended March 31, 2008 was as follows:

		Grant-date
	Number	Fair value
	Of Shares	Per Share
Non-vested at June 30, 2007	78,333	$4.89
Granted	292,500	6.65
Non-vested at March 31, 2008	370,833	6.28

We determine the fair value of the Restricted Shares based on the market price of our Common Stock on the date of grant.  Compensation cost for the Restricted Shares is recognized on a straight line basis over the vesting or service period.  As of March 31, 2008 there was approximately $1.7 million of the unrecognized compensation cost related to non-vested Restricted Shares.  We expect approximately $0.2 million to be recognized over the remainder of fiscal 2008 and $0.9 million and $0.6 million to be recognized during the fiscal years ended 2009 and 2010, respectively.

Defined Contribution Plans. Our employees are covered by a discretionary noncontributory profit sharing plan. The plan provides for annual employer contributions based upon 10 percent of annual compensation. We also sponsor a qualified 401 (k) Plan which provides for matching. The cost to us under these plans for the three months ended March 31, 2008 and 2007 was $0.3 million and $0.4 million, respectively.

The cost to us under these plans for the nine months ended March 31, 2008 and 2007 was $1.6 million and $0.6 million, respectively.

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

The reconciliation of basic and diluted weighted average shares outstanding and earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Net Income	$10,287	$9,581	$18,649	$21,922

Weighted average number of common shares – basic	84,141	84,049	84,139	83,893
Weighted average number of warrants	—	—	1,120	—
Weighted average number of common shares – diluted	84,141	84,049	85,259	83,893

Earnings Per Share
Basic	$0.12	$0.11	$0.22	$0.26
Diluted	$0.12	$0.11	$0.22	$0.26

Note 12 – Commitments and Contingencies

Litigation. We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material affect on our financial position or results of operations.

Lease Commitments. We have a non-cancelable operating lease for office space that expires on December 31, 2017. Future minimum lease commitments as of March 31, 2008 under the operating leases are as follows (in thousands):

Twelve Months Ending March 31,
2009	$1,340
2010	1,340
2011	1,340
2012	1,340
2013	1,340
Thereafter	6,343
Total	$13,043

Rent expense for the three months ended March 31, 2008 and 2007 was $362,000 and $101,000, respectively.  Rent expense for the nine months ended March 31, 2008 and 2007 was $837,000 and $382,000, respectively.

Letters of Credit and Performance Bonds. We had $0.8 million in letters of credit and $11.8 million of performance bonds outstanding as of March 31, 2008.

Drilling Rig Commitments. We have entered into two drilling rig commitments, one commencing on January 28, 2008 at $87,500 to $100,000 per day until well completion with an option for extension, and the other commencing on March 24, 2008 at $20,500 per day until well completion.

Note 13 — Prepaid Expenses and Other Current Assets and Accrued Liabilities

Prepaid expenses and other current assets and accrued liabilities consist of the following (in thousands):
	March 31,	June 30,
	2008	2007
Prepaid expenses and other current assets
Advances to joint interest partners	$10,748	$18,841
Insurance	4,326	—
Estimated state tax payments	—	2,000
Other	2,617	1,029
Total prepaid expenses and other current assets	$17,691	$21,870

Accrued liabilities
Asset retirement obligations-current	$11,733	$12,465
Employee benefits and payroll	7,112	7,540
Interest	24,032	5,795
Due to Pogo for non-exercise of preferential rights	—	3,000
Hedge payables	10,982	—
Other	3,610	4,659
Total accrued liabilities	$57,469	$33,459

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

Operational Information

The following table presents our significant operational information for the periods indicated (in thousands except for unit amounts).
	Quarter Ended
	June 30,	September 30,	December 31,	March 31,
	2007	2007	2007	2008

Operating Revenues	$118,716	$143,608	$153,725	$167,137

Operating Expenses
Lease operating expense
Insurance expense	2,489	4,832	4,812	4,642
Workover and maintenance	5,532	5,720	4,489	5,447
Direct lease operating expense	17,145	20,141	24,742	28,253
Total lease operating expense	25,166	30,693	34,043	38,342
Production taxes	686	1,960	1,272	1,755
DD&A	57,873	73,253	75,406	75,268
General and administrative	10,183	5,771	5,644	4,912
Other – net	1,545	2,802	903	4,611
Total operating expenses	95,453	114,479	117,268	124,888
Operating Income	$23,263	$29,129	$36,457	$42,249

Sales Volumes per Day
Natural gas (MMcf)	60.0	83.5	78.1	73.3
Crude oil (MBbls)	10.9	12.3	13.0	13.9
Total (MBOE)	20.9	26.2	26.0	26.1

Average Sales Price
Natural gas per Mcf	$7.78	$5.83	$7.48	$9.25
Hedge gain per Mcf	0.80	1.46	0.93	0.28
Total natural gas per Mcf	$8.58	$7.29	$8.41	$9.53

Crude oil per Bbl	$67.46	$79.19	$90.71	$100.10
Hedge gain (loss) per Bbl	5.21	(1.52)	(12.68)	(18.20)
Total crude oil per Bbl	$72.67	$77.67	$78.03	$81.90

Hedge gain (loss) per BOE	$5.03	$3.94	$(3.56)	$(8.92)

Operating Revenues per BOE	$62.53	$59.63	$64.24	$70.33

Operating Expenses per BOE
Lease operating expense
Insurance expense	1.31	2.00	2.01	1.95
Workover and maintenance	2.91	2.38	1.88	2.29
Direct lease operating expense	9.03	8.36	10.34	11.89
Total lease operating expense	13.25	12.74	14.23	16.13
Production taxes	0.36	0.81	0.53	0.74
DD&A	30.48	30.42	31.51	31.67
General and administrative	5.37	2.40	2.36	2.07
Other – net	0.82	1.16	0.38	1.94
Total operating expenses	50.28	47.53	49.01	52.55
Operating Income per BOE	$12.25	$12.10	$15.23	$17.78

Results of Operations

Quarter Ended March 31, 2008 Compared with the Quarter Ended March 31, 2007.

Our consolidated net income was $10.3 million or $0.12 diluted earnings per common share (“per share”) in the third quarter of fiscal 2008 as compared to $9.6 million or $0.11 diluted earnings per share for the same prior year period.  Higher operating results in fiscal 2008 were offset by higher interest expense.  Below is a discussion of prices, volumes and revenue variances.

Sales Price and Volume Variances

				Percent
Quarter Ended March 31,	2008	2007	Increase	Increase	Increase
				(In Thousands)
Price Variance (1)
Crude oil price (per Bbl)	$81.90	$63.60	$18.30	29%	$23,157
Natural gas price (per MCF)	$9.53	$9.20	$0.33	4%	2,178
Total price variance					25,335

Volume Variance per Day
Crude oil sales (MBbls)	13.9	7.5	6.4	85%	37,693
Natural gas sales (MMCF)	73.3	42.1	31.2	74%	26,501
Total MBOE	26.1	14.5	11.6	80%
Total volume variance					64,194
Total variance					$89,529

(1)  Commodity prices include hedging gains and losses.

Revenue Variances

				Percent
Quarter Ended March 31,	2008	2007	Increase	Increase
	(In Thousands)
Crude oil	$103,627	$42,777	$60,850	142%
Natural gas	63,510	34,831	28,679	82%
Total revenues	$167,137	$77,608	$89,529	115%

Revenues

Our consolidated revenues increased $89.5 million in the third quarter of fiscal 2008 as compared to the prior year period. Higher revenues were primarily due to higher commodity prices and higher crude oil and natural gas production volumes, resulting in increased revenues of $25.3 million and $64.2 million, respectively. Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow.  Higher commodity prices contributed $25.3 million to the increase in revenues in the third quarter of fiscal 2008 as compared to the prior year period. Average crude oil prices, including an $18.20 realized loss per barrel related to hedging activities, increased $18.30 per barrel in the third quarter of fiscal 2008, resulting in increased revenues of $23.1 million.  Average natural gas prices, including a $0.28 realized gain per MCF related to hedging activities, increased $0.33 per MCF in the third quarter of fiscal 2008, resulting in increased revenues of $2.2 million.  Commodity prices are affected by many factors that are outside of our control. Therefore, commodity prices we received in the third quarter of fiscal 2008 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time would result in reduced cash from operating activities potentially causing us to expend less on our capital program.  Lower spending on our capital program could result in a reduction of the amount of production volumes we are able to produce. We cannot accurately predict future commodity prices, and cannot be certain whether these events will occur.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow.  Higher sales volumes in the third quarter of fiscal 2008 as compared to the prior year period resulted in increased revenues of $64.2 million. Crude oil sales volumes increased 6.4 MBbls/D in the third quarter of fiscal 2008, resulting in increased revenues of $37.7 million. Natural gas sales volumes increased 31.2 MMCF/D in the third quarter of fiscal 2008, resulting in increased revenues of $26.5 million.  The increase in crude oil and natural gas sales volumes in the third quarter of fiscal 2008 as compared to prior fiscal year’s quarter was primarily due to the Pogo Acquisition and our exploration and development programs.

As mentioned above, depressed commodity prices over an extended period of time or other unforeseen events could occur that would result in our being unable to sustain a capital program that allows us to meet our production growth goals. However, we cannot predict whether such events will occur.

Below is a discussion of Costs and Expenses and Other (Income) Expense.

 Costs and Expenses and Other (Income) Expense

Quarter Ended March 31,	2008		2007
	Amount	Per BOE	Amount	Per BOE	Increase (Decrease) Amount
	(In Thousands, except per unit amounts)
Costs and Expenses
Lease operating expense
Insurance expense	$4,642	$1.95	$4,866	$3.73	$(224)
Workover and maintenance	5,447	2.29	1,910	1.47	3,537
Direct lease operating expense	28,253	11.89	9,575	7.34	18,678
Total lease operating expense	38,342	16.13	16,351	12.54	21,991
Production taxes	1,755	0.74	1,691	1.30	64
DD&A	75,268	31.67	28,600	21.94	46,668
Accretion of asset retirement obligation	1,911	0.80	877	0.67	1,034
General and administrative expense	4,912	2.07	5,733	4.40	(821)
Loss (gain) on derivative financial instruments	2,700	1.14	(1,552)	(1.19)	4,252
Total costs and expenses	$124,888	$52.55	$51,700	$39.66	$73,188

Other (Income) Expense
Interest income	$(348)	$(0.14)	$(307)	$(0.23)	$(41)
Interest expense	26,058	10.96	12,646	9.70	13,412
Total other (income) expense	$25,710	$10.82	$12,339	$9.47	$13,371

Costs and expenses increased $73.2 million in the third quarter of fiscal 2008 as compared to the prior year period.  This increase in costs and expenses was primarily due to the items discussed below.

DD&A expense increased $46.7 million in the third quarter of fiscal 2008 as compared to the prior year period primarily due to increased production from acquisitions and drilling ($23.6 million) and coupled with the impact of a higher DD&A rate ($23.1 million).  The increase in the DD&A rate is principally as a result of the increased costs of acquisitions and drilling coupled with the year-end June 30, 2007 negative revisions in our reserve base.  Lease operating expense increased $22.0 million in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007.  This increase is primarily the result of higher well operating expenses, which include direct expenses incurred to operate our wells and equipment on producing leases. Well operating expenses were higher primarily due to an increase in producing leases from the Pogo Acquisition and from our exploration and development programs, increased fuel and higher electricity expenses.  The higher workover and maintenance activity primarily resulted from the increase in producing leases noted above.

Other (income) expense increased $13.4 million in the third quarter of fiscal 2008 as compared to the prior year period.  This increase was due to higher interest expense as a result of the additional borrowings required to fund our acquisition and capital expenditure programs.

Income Tax Expense

Income tax expense increased $2.3 million in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, primarily due to an increase in income before income taxes of $3.0 million and to an increase in the effective income tax rate from 29.4 percent to 37.8 percent.

Nine Months Ended March 31, 2008 Compared with the Nine Months Ended March 31, 2007.

Our consolidated net income was $18.6 million or $0.22 diluted earnings per share for the first nine months of fiscal 2008 as compared to $21.9 million or $0.26 diluted earnings per share for the same prior year period.  Higher operating results in fiscal 2008 were offset by higher interest expense.  Below is a discussion of prices, volumes and revenue variances.

Sales Price and Volume Variances

				Percent
Nine Months Ended March 31,	2008	2007	Increase	Increase	Increase
				(In Thousands)
Price Variance (1)
Crude oil price (per Bbl)	$79.28	$65.42	$13.86	21%	$49,740
Natural gas price (per MCF)	$8.36	$7.79	$0.57	7%	12,275
Total price variance					62,015

Volume Variance per Day
Crude oil sales (MBbls)	13.1	6.8	6.3	93%	112,900
Natural gas sales (MMCF)	78.3	47.1	31.2	66%	66,987
Total MBOE	26.1	14.7	11.4	78%
Total volume variance					179,887
Total variance					$241,902

(1)  Commodity prices include hedging gains and losses.

Revenue Variances

				Percent
Nine Months Ended March 31,	2008	2007	Increase	Increase
	(In Thousands)
Crude oil	$284,522	$121,882	$162,640	133%
Natural gas	179,948	100,686	79,262	79%
Total revenues	$464,470	$222,568	$241,902	109%

Revenues

Our consolidated revenues increased $241.9 million in the first nine months of fiscal 2008 as compared to the prior year period. Higher revenues were primarily due to higher commodity prices and higher crude oil and natural gas production volumes, resulting in increased revenues of $62.0 million and $179.9 million, respectively. Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow.  Higher commodity prices contributed $62.0 million to the increase in revenues in the first nine months of fiscal 2008 as compared to the prior year period.  Average crude oil prices, including an $11.12 realized loss per barrel related to hedging activities, increased $13.86 per barrel in the first nine months of fiscal 2008, resulting in increased revenues of $49.7 million.  Average natural gas prices, including a $0.92 realized gain per MCF related to hedging activities, increased $0.57 per MCF in the first nine months of fiscal 2008, yielding increased revenues of $12.3 million.  Commodity prices are affected by many factors that are outside of our control. Therefore, commodity prices we received in the first nine months of fiscal 2008 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time would result in reduced cash from operating activities potentially causing us to expend less on our capital program.  Lower spending on our capital program could result in a reduction of the amount of production volumes we are able to produce. We cannot accurately predict future commodity prices, and cannot be certain whether these events will occur.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow.  Higher sales volumes in the first nine months of fiscal 2008 as compared to the prior year period resulted in increased revenues of $179.9 million. Crude oil sales volumes increased 6.3 MBbls/D in the first nine months of fiscal 2008, resulting in increased revenues of $112.9 million. Natural gas sales volumes increased 31.2 MMCF/D in the first nine months of fiscal 2008, resulting in higher revenues of $67.0 million.  The increase in crude oil and natural gas sales volumes in the first nine months of fiscal 2008 as compared to prior fiscal year’s fist nine months was primarily due to the Pogo Acquisition and our exploration and development programs.

As mentioned above, depressed commodity prices over an extended period of time or other unforeseen events could occur that would result in our being unable to sustain a capital program that allows us to meet our production growth goals. However, we cannot predict whether such events will occur.

Below is a discussion of Costs and Expenses and Other (Income) Expense.

 Costs and Expenses and Other (Income) Expense

Nine Months Ended March 31,	2008		2007
	Amount	Per BOE	Amount	Per BOE	Increase Amount
	(In Thousands, except per unit amounts)
Costs and Expenses
Lease operating expense
Insurance expense	$14,286	$1.99	$10,181	$2.53	$4,105
Workover and maintenance	15,656	2.18	2,737	0.68	12,919
Direct lease operating expense	73,136	10.19	30,901	7.70	42,235
Total lease operating expense	103,078	14.36	43,819	10.91	59,259
Production taxes	4,987	0.70	2,909	0.72	2,078
DD&A	223,927	31.20	88,055	21.93	135,872
Accretion of asset retirement obligation	5,660	0.79	2,619	0.65	3,041
General and administrative expense	16,327	2.27	16,324	4.07	3
Loss (gain) on derivative financial instruments	2,656	0.37	(3,110)	(0.77)	5,766
Total costs and expenses	$356,635	$49.69	$150,616	$37.51	$206,019

Other (Income) Expense
Interest income	$(1,249)	$(0.17)	$(1,599)	$(0.40)	$350
Interest expense	79,688	11.10	39,653	9.88	40,035
Total other (income) expense	$78,439	$10.93	$38,054	$9.48	$40,385

Costs and expenses increased $206.0 million in the first nine months of fiscal 2008 as compared to the prior year period.  This increase in costs and expenses was primarily due to the items discussed below.

DD&A expense increased $135.9 million in the first nine months of fiscal 2008 as compared to the prior year period primarily due to increased production from acquisitions and drilling ($69.4 million), coupled with a higher DD&A rate ($66.5 million).  The increase in the DD&A rate is principally as a result of the increased costs of acquisitions and drilling coupled with the year-end June 30, 2007 negative revisions in our reserve base.  Lease operating expense increased $59.3 million in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007.  This increase is primarily due to higher well operating expenses, which include direct expenses incurred to operate our wells and equipment on producing leases. Well operating expenses were higher primarily as a result of an increase in producing leases from the Pogo Acquisition and from our exploration and development programs, increased fuel and higher electricity expenses.  The higher workover and maintenance activity and higher windstorm insurance is also primarily a result of the increase in producing leases noted above.

Production taxes increased $2.1 million in the first nine months of fiscal 2008 as compared to the prior year period primarily due to higher crude oil and natural gas revenues.

Other (income) expense increased $40.4 million in the first nine months of fiscal 2008 as compared to the prior year period.  This increase was primarily due to higher interest expense as a result of the additional borrowings required to fund our acquisition and capital expenditure programs.

Income Tax Expense

Income tax expense decreased $1.2 million in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007, primarily due to a decrease in income before income taxes of $4.5 million partially offset by an increase in the effective income tax rate from 35.3 percent to 36.6 percent.

Liquidity

Our principal requirements for capital are to fund our exploration, development and acquisition activities and to satisfy our contractual obligations, primarily for the repayment of debt and any amounts owing during the period related to our hedging positions.

We have incurred substantial indebtedness in connection with our acquisitions, including the $750 million senior notes offering we completed on June 8, 2007 to fund the Pogo Acquisition and to repay our second lien revolving credit facility. At March 31, 2008, we had $1,070.6 million of indebtedness outstanding, consisting of $750.0 million of notes, $316.0 million under our first lien revolving credit facility, $4.0 million in put financings and $0.6 million in capital lease obligations. We expect to fund our operations and capital expenditures and satisfy our debt service obligations through operating cash flow and borrowings under our first lien revolving credit facility. Expansion capital expenditures are directly related to new development opportunities and growth of our reserve base and production at attractive returns.

Capital Resources

The fiscal-year 2008 capital budget, excluding acquisitions, is expected to approximate $300 million, which reflects about $40 million of added spending primarily associated with incremental exploration activity and development costs associated with successful exploration.  We intend to fund our capital expenditure program, contractual commitments, including settlement of derivative contracts, and future acquisitions from cash flows from our operations and borrowings under our credit facility. If an acquisition opportunity arises, we may also access public markets to issue additional debt and/or equity securities. At March 31, 2008, we had $133.7 million of undrawn capacity available under our amended first lien revolver.  Cash flows from operations were used primarily to fund acquisitions and exploration and development expenditures during the first nine months of fiscal 2008.  For the nine months ended March 31, 2008, capital expenditures of $267.5 million included $38.9 for acquisitions, $132.6 million for development activities, $89.2 million for exploration and $6.8 for other capital items.

Net cash provided by operating activities in the nine months ended March 31, 2008 increased to $237.3 million from $158.8 million in the nine months ended March 31, 2007 primarily due to higher production volumes and higher commodity prices partially offset by higher costs and expenses, excluding non-cash expenses. Key drivers of net operating cash flows are commodity prices, production volumes and costs and expenses. Average crude oil prices increased 21 percent and natural gas prices increased seven percent over the prior period.  Crude oil volumes and natural gas volumes increased 93 percent and 66 percent from current period to prior period, respectively.

In the first nine months of fiscal 2008, costs and expenses that affect net operating cash provided by operating activities primarily include lease operating expense, production taxes, and general and administrative expense. These costs and expenses increased $61.3 million over the prior year’s period.  Lease operating expense represented the largest increase in these costs. Lease operating expense includes well operating expenses, which are expenses incurred to operate our wells and equipment on operating leases.

Contractual Obligations

Information about contractual obligations at March 31, 2008 did not change materially from the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2007.

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

          Interest Rate Risk

On June 26, 2006, we entered into interest rate costless collar to mitigate the risk of loss due to changes in interest rates. The dollar amount hedged was $75 million with the interest rate collar being 5.45 percent to 5.75 percent. At March 31, 2008, the fair value of this instrument which was designated as a financial hedge, prior to the impact of federal income tax, was a loss of $4.7 million.

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

There was no change in our internal control over financial reporting during our last quarterly period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:   May 1, 2008

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