Form 10-K
period 2008-06-30
ENERGY XXI (BERMUDA) LTD
filed 2008-09-11
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-52281

ENERGY XXI (BERMUDA) LIMITED

Bermuda	98-0499286
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Canon’s Court, 22 Victoria Street, PO Box HM 1179, Hamilton HM EX, Bermuda	N/A
(Address of Principal Executive Offices)	(Zip Code)

441-295-2244

(Registrant’s Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definitions of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $601,489,044 based on the closing sale price of $4.15 per share as reported on NASDAQ on September 3, 2008.

The number of shares of the registrant’s common stock outstanding on September 3, 2008, was 144,937,119.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrants definitive proxy statement for its 2008 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Form 10-K.

ENERGY XXI (BERMUDA) LIMITED

i

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

ii

PART I

Item 1. Business

Energy XXI (Bermuda) Limited is an independent oil and natural gas exploration and production company whose growth strategy emphasizes acquisitions, enhanced by its value-added organic drilling program. Our properties are primarily located in the U.S. Gulf of Mexico waters and the Gulf Coast onshore. We were originally formed and incorporated in July 2005 as an exempted company under the laws of Bermuda to serve as a vehicle for the acquisition of oil and gas reserves and related assets. In October 2005, we completed a $300 million initial public offering of common stock and warrants on the Alternative Investment Market (“AIM”) of the London Stock Exchange. To date, we have completed three major acquisitions of oil and natural gas properties and have listed our common stock on the NASDAQ Capital Market.

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

We operate geographically focused producing reserves and target the acquisition of oil and gas properties with which we can add value by increasing production and ultimate recovery of reserves, whether through exploitation or exploration, often using reprocessed seismic data to identify previously overlooked opportunities. For the year ended June 30, 2008, approximately 50 percent of our drilling capital was spent on exploitation, with the balance consisting of exploration plays.

As an example of our exploitation program, from the April 2006 acquisition of our largest field, South Timbalier 21, through June 30, 2007, our focused exploitation program delivered an 89 percent increase in the field’s daily production. During the twelve months ending June 30, 2008, we sought to maintain our production at South Timbalier 21 and shifted our exploitation focus to the properties acquired from Pogo Producing on June 8, 2007. During the twelve months ending June 30, 2008, we increased total production from those properties by 35 percent from 7.9 thousand barrels of oil equivalent per day (“MBOED”) for the month ending June 30, 2007 to an average of 10.7 MBOED during the twelve months ending June 30, 2008.

At June 30, 2008, our total proved reserves were 51.5 million barrels of oil equivalent (“MMBOE”). We operated or had an interest in 384 producing wells on 134,859 net developed acres, including interests in 62 producing fields. All of our properties are located on the Gulf Coast and in the Gulf of Mexico, with approximately 78 percent of our proved reserves being offshore. This concentration facilitates our ability to manage the operated fields efficiently, and our high number of wellbore locations provides diversification of our production and reserves. We believe managing our assets is a key strength, and approximately 71 percent of our proved reserves are on properties operated by us. We have a seismic database covering approximately 2,800 square miles, primarily focused on our existing operations. This database has helped us identify at least 40 development and exploration opportunities. We believe the mature legacy fields on our recently acquired properties will lend themselves well to our aggressive exploitation strategy and expect to identify incremental exploration opportunities on the properties.

We actively manage price risk and hedge a high percentage of our proved developed producing reserves to enhance revenue certainty and predictability. Our disciplined risk management strategy provides substantial price protection so that our cash flow is largely driven by production results rather than commodity prices. This greater price certainty allows us to efficiently allocate our capital resources and minimize our operating costs. For further information regarding our risk management activities, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures about Market Risk.”

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

Shell Trading Company accounted for approximately 62 percent of our total oil and natural gas revenues in fiscal year 2008. We also sell our production to a number of other customers, and we believe that those customers, along with other purchasers of oil and natural gas, would purchase all of our production in the absence of the customer listed above. Therefore, the loss of the customer listed above would not be expected to have a significant impact on our ability to market our oil and natural gas production or our results of operations.

We transport most of our oil and gas through third-party gathering systems and pipelines. Transportation space on these gathering systems and pipelines is normally readily available. However, our ability to market our oil and gas has at times been limited or delayed due to restricted or unavailable transportation space, and cash flow from the affected properties has been and could continue to be adversely impacted.

Competition

We encounter intense competition from other oil and gas companies in all areas of our operations, including the acquisition of producing properties and undeveloped acreage. Our competitors include major integrated oil and gas companies, numerous independent oil and gas companies and individuals. Many of our competitors are large, well-established companies with substantially larger operating staffs and greater capital resources and have been engaged in the oil and gas business for a much longer time than our company. These companies may be able to pay more for productive oil and gas properties, exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

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

We are committed to the protection of the environment throughout our operations and believe our operations are in substantial compliance with applicable environmental laws and regulations. We believe environmental stewardship is an important part of our daily business and will continue to make expenditures on a regular basis relating to environmental compliance. We maintain insurance coverage for spills, pollution and certain other environmental risks, although we are not fully insured against all such risks. The insurance coverage maintained by us provides for the reimbursement to us of costs incurred for the containment and clean-up of materials that may be suddenly and accidentally released in the course of our operations, but such insurance does not fully insure pollution and similar environmental risks. We do not anticipate that it will be required under current environmental laws and regulations to expend amounts that will have a material adverse effect on our consolidated financial position or our results of operations. However, since environmental costs and liabilities are inherent in our operations and in the operations of companies engaged in similar businesses and since regulatory requirements frequently change and may become more stringent, there can be no assurance that material costs and liabilities will not be incurred in the future. Such costs may result in increased costs of operations and acquisitions and decreased production.

Future Laws and Regulations

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, the U.S. Congress is actively considering legislation to restrict or regulate emissions of greenhouse gases. At least 17 states, as well as other regions, have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emissions inventories and regional greenhouse gas cap-and-trade programs. Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may be required to regulate greenhouse gas emissions from mobile sources, e.g., cars and trucks, even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The court’s holding in Massachusetts, et al. v. EPA, that greenhouse gases fall under the federal Clean Air Act’s definition of “air pollutant,” may lead to future regulation of greenhouse gas emissions from stationary sources under certain Clean Air Act programs. Other nations have already agreed to regulate emissions of greenhouse gases pursuant to the Kyoto Protocol, an international treaty pursuant to which participating countries, not including the United States, have agreed to reduce their emissions of greenhouse gases to below 1990 levels by 2012. Passage of climate-related legislation or other regulatory initiatives by Congress or various states of the U.S., or the adoption of regulations by the EPA and analogous state agencies that restrict emissions of greenhouse gases in areas in which we conduct business, may have an adverse effect on demand for our services or products and may result in compliance obligations with respect to the release, capture and use of carbon dioxide that could have an adverse effect on our operations.

Employees

We had 114 and 80 employees at June 30, 2008 and June 30, 2007, respectively. At June 30, 2008, we had no union employees.

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

Unlike other entities that are geographically diversified, we will not have the resources to effectively diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating acquisitions only in the offshore Gulf of Mexico and Louisiana our lack of diversification may:

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

We expect to make substantial capital expenditures for the acquisition, development, production, exploration and abandonment of oil and gas properties. Our capital requirements will depend on numerous factors, and we cannot accurately predict the timing and amount of our capital requirements. We intend to primarily finance our capital expenditures through cash flow from operations. However, if our capital requirements vary materially from those provided for in our current projections, we may require additional financing. A decrease in expected revenues or adverse change in market conditions could make obtaining this financing economically unattractive or impossible. Without additional capital resources, we may be forced to limit or defer our planned natural gas and oil exploration and development program and this will adversely affect the recoverability and ultimate value of our natural gas and oil properties, in turn negatively affecting our business, financial condition and results of operations. As a result, we may lack the capital necessary to complete potential acquisitions or to capitalize on other business opportunities.

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

Compared to some other participants in the oil and gas industry, we are a relatively small company with modest resources. Therefore, there is the possibility that we may be required to either purchase relatively expensive put options, or commit to deliver future production, to manage the commodity price risk of our future production. To the extent that we commit to deliver future production, we may be forced to make cash deposits available to counterparties as they mark to market these financial hedges. This funding requirement may limit the level of commodity price risk management that we are prudently able to complete. In addition, we are unlikely to hedge undeveloped reserves to the same extent that we hedge the anticipated production from proved developed reserves. If we fail to manage the commodity price risk of our production and energy prices fall, we may not be able to realize the cash flows from our assets that are currently anticipated even if we are successful in increasing the production and ultimate recovery of reserves.

If we place hedges on future production and encounter difficulties meeting that production, we may not realize the originally anticipated cash flows.

Our assets consist of a mix of reserves, with some being developed while others are undeveloped. To the extent that we sell the production of these reserves on a forward-looking basis but do not realize that anticipated level of production, our cash flow may be adversely affected if energy prices rise above the prices for the forward-looking sales. In this case, we would be required to make payments to the purchaser of the forward-looking sale equal to the difference between the current commodity price and that in the sales contract multiplied by the physical volume of the shortfall. There is the risk that production estimates could be inaccurate or that storms or other unanticipated problems could cause the production to be less than the amount anticipated, causing us to make payments to the purchasers pursuant to the terms of the hedging contracts.

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

Further, oil prices and natural gas prices do not necessarily fluctuate in direct relationship to each other. Lower oil and natural gas prices may not only decrease our expected future revenues on a per unit basis but also may reduce the amount of oil and natural gas that we can produce economically. This may result in us having to make substantial downward adjustments to our estimated proved reserves and could have a material adverse effect on our financial condition and results of operations.

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

Reserve estimates depend on many assumptions that may turn out to be inaccurate and any material inaccuracies in the reserve estimates or underlying assumptions of our properties will materially affect the quantities and present value of those reserves.

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

We operate in a highly competitive environment for reviewing prospects, acquiring properties, marketing oil and gas and securing trained personnel. Many of our competitors are major or independent oil and gas companies that possess and employ financial resources that allow them to obtain substantially greater technical and personnel resources than we. We actively compete with other companies when acquiring new leases or oil and gas properties. For example, new leases acquired from the Minerals Management Services (“MMS”) are acquired through a “sealed bid” process and are generally awarded to the highest bidder. These additional resources can be particularly important in reviewing prospects and purchasing properties. Competitors may be able to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Competitors may also be able to pay more for productive oil and gas properties and exploratory prospects than we are able or willing to pay. If we are unable to compete successfully in these areas in the future, our future revenues and growth may be diminished or restricted.

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

Our offshore operations involve special risks that could affect operations adversely.

Offshore operations are subject to a variety of operating risks specific to the marine environment, such as capsizing, collisions and damage or loss from hurricanes or other adverse weather conditions. These conditions can cause substantial damage to facilities and interrupt production. As a result, we could incur substantial liabilities that could reduce or eliminate the funds available for exploration, development or leasehold acquisitions, or result in loss of equipment and properties. In particular, we are not intending to put in place business interruption insurance due to its high cost. We therefore may not be able to rely on insurance coverage in the event of such natural phenomena. Currently, we have minority, non-operated interests in six deepwater leasehold blocks; four have booked proved reserves and two are producing. However, we may evaluate activity in the deepwater Gulf of Mexico in the future. Exploration for oil or natural gas in the deepwater of the Gulf of Mexico generally involves greater operational and financial risks than exploration on the shelf. Deepwater drilling generally requires more time and more advanced drilling technologies, involving a higher risk of technological failure and usually higher drilling costs. Deepwater wells often use subsea completion techniques with subsea trees tied back to host production facilities with flow lines. The installation of these subsea trees and flow lines requires substantial time and the use of advanced remote installation mechanics. These operations may encounter mechanical difficulties and equipment failures that could result in cost overruns. Furthermore, the deepwater operations generally lack the physical and oilfield service infrastructure present on the shelf. As a result, a considerable amount of time may elapse between a deepwater discovery and the marketing of the associated oil or natural gas, increasing both the financial and operational risk involved with these operations. Because of the lack and high cost of infrastructure, some reserve discoveries in the deepwater may never be produced economically. We are also currently participating in the drilling of the shallow-water, ultra deep well on block South Timbalier 168, formerly known as Blackbeard West, which has some of the characteristics of deepwater prospects that require more time and more advanced drilling technologies, involving a higher risk of technological failure and usually higher drilling costs.

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

We are not the operator on all of our properties and therefore are not in a position to control the timing of development efforts, the associated costs, or the rate of production of the reserves on such properties.

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

We maintain insurance for some, but not all, of the potential risks and liabilities associated with our business. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance policies are economically unavailable or available only for reduced amounts of coverage. As a result, we procure other desirable insurance on commercially reasonable terms, if possible. Although we will maintain insurance at levels we believe is appropriate and consistent with industry practice, we will not be fully insured against all risks, including high-cost business interruption insurance and drilling and completion risks that are generally not recoverable from third parties or insurance. In addition, pollution and environmental risks generally are not fully insurable. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our financial condition and results of operations. As a result of a number of recent catastrophic events like the terrorist attacks on September 11, 2001 and Hurricanes Ivan, Katrina and Rita, insurance underwriters increased insurance premiums for many of the coverages historically maintained and issued general notices of cancellation and significant changes for a wide variety of insurance coverages. The oil and natural gas industry suffered extensive damage from Hurricanes Ivan, Katrina and Rita. As a result, insurance costs have increased significantly from the costs that similarly situated participants in this industry have historically incurred. Insurers are requiring higher retention levels and limit the amount of insurance proceeds that are available after a major wind storm in the event that damages are incurred. If storm activity in the future is as severe as it was in 2005, insurance underwriters may no longer insure Gulf of Mexico assets against weather-related damage. A number of industry participants have previously maintained business interruption insurance. This insurance may not be economically available in the future, which could adversely impact business prospects in the Gulf of Mexico and adversely impact our operations. If an accident or other event resulting in damage to our operations — including severe weather, terrorist acts, war, civil disturbances, pollution or environmental damage — occurs and is not fully covered by insurance or a recoverable indemnity from a customer, it could adversely affect our financial condition and results of operations. Moreover, we may not be able to maintain adequate insurance in the future at rates we consider reasonable or be able to obtain insurance against certain risks.

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

We are unable to predict the effect of additional environmental laws and regulations that may be adopted in the future, including whether any such laws or regulations would materially adversely increase our cost of doing business or affect operations in any area.

Under certain environmental laws that impose strict, joint and several liability, we may be required to remediate our contaminated properties regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were or were not in compliance with all applicable laws at the time those actions were taken. In addition, claims for damages to persons or property may result from environmental and other impacts of our operations. Moreover, new or modified environmental, health or safety laws, regulations or enforcement policies could be more stringent and impose unforeseen liabilities or significantly increase compliance costs. Therefore, the costs to comply with environmental, health or safety laws or regulations or the liabilities incurred in connection with them could significantly and adversely affect our business, financial condition or results of operations. In addition, many countries as well as several states and regions of the U.S. have agreed to regulate emissions of “greenhouse gases.” Methane, a primary component of natural gas, and carbon dioxide, a byproduct of burning of natural gas and oil, are greenhouse gases. Regulation of greenhouse gases could adversely impact some of our operations and demand for some of our services or products in the future. See “Business — Regulatory Matters.”

Other Risks

We depend on key personnel, the loss of any of whom could materially adversely affect future operations.

Our success will depend to a large extent upon the efforts and abilities of our executive officers and key operations personnel. The loss of the services of one or more of these key employees could have a material adverse effect on us. Our business will also be dependent upon our ability to attract and retain qualified personnel. Acquiring and keeping these personnel could prove more difficult or cost substantially more than estimated. This could cause us to incur greater costs, or prevent us from pursuing our exploitation strategy as quickly as we would otherwise wish to do.

Unanticipated decommissioning costs could materially adversely affect our future financial position and results of operations.

We may become responsible for unanticipated costs associated with abandoning and reclaiming wells, facilities and pipelines. Abandonment and reclamation of facilities and the costs associated therewith is often referred to as “decommissioning.” Should decommissioning be required that is not presently anticipated or the decommissioning be accelerated, such costs may exceed the value of reserves remaining at any particular time. We may have to draw on funds from other sources to satisfy such costs. The use of other funds to satisfy such decommissioning costs could have a material adverse effect on our financial position and results of operations.

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

We are incorporated under the laws of Bermuda because of our long-term desire to have substantial business interests outside the United States. Recent legislation in the United States that penalizes domestic corporations that reincorporate in a foreign country does not affect us, but future legislation could.

We plan to purchase any U.S. assets through our wholly owned subsidiary Energy XXI USA, Inc. Energy XXI USA, Inc. and its subsidiaries will pay U.S. taxes on U.S. income. We do not currently intend to engage in any business activity in the United States. However, there is a risk that some or all of our income could be challenged, and considered as effectively connected to a U.S. trade or business, and therefore subject to U.S. taxation. In consideration of this risk, we and our U.S. subsidiaries will implement certain operational steps to separate the U.S. operations from our other operations. In general, employees based in the United States will be employees of our U.S. subsidiaries, and will be paid for their services by such U.S. subsidiaries. Salaries of our employees who are U.S. residents and who render services to the U.S. business activities will be allocated as expenses of the U.S. subsidiaries.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our properties are primarily located in the U.S. Gulf of Mexico waters and the Gulf Coast onshore. Below are descriptions of our significant properties.

South Timbalier 21 Field.  We have a 100 percent working interest in the South Timbalier 21 field, located six miles offshore of Lafourche Parish, Louisiana in approximately 50 feet of water on Outer Continental Shelf (“OCS”) blocks South Timbalier 21, 22, 23, 27 and 28, as well as on two state leases. The field is bounded on the north by a major Miocene expansion fault. Miocene sands are trapped structurally and stratigraphicaly from 7,000 feet to 15,000 feet in depth. Minor faulting that is secondary to the major normal fault separates hydrocarbon accumulations into individual compartments. The field was discovered by Gulf Oil in the late 1950s and has produced in excess of 322 MMBOE since production first began in 1957. There are 11 major production platforms and 79 smaller structures located throughout the field. Since July 1, 2006, we have drilled 16 gross wells. The field’s average net production for the year ended June 30, 2008 was 7.9 MBOED. South Timbalier 21 accounted for approximately 30 percent of our net production for the year ended June 30, 2008. At June 30, 2008, net proved reserves for the field were 15.4 MMBOE, 76 percent of which was oil.

Main Pass 61 Field.  We have a 50 percent working interest in and operate the Main Pass 61 field, located near the mouth of the Mississippi River in approximately 90 feet of water. The field produces from the Upper Miocene Discorbis 12 sand, which is a black oil reservoir that is being waterflooded to maximize recovery. There are 16 producing wells and five major production platforms located throughout the field, which had net production for the year ended June 30, 2008 of 3.0 MBOED. At June 30, 2008, net proved reserves for the field were 8.0 MMBOE, 94 percent of which was oil.

Rabbit Island Field.  We have a 99.9 percent working interest in the Rabbit Island field, located in Louisiana state waters (state lease 340) in Iberia and St. Mary Parishes, 95 miles southwest of New Orleans. We operate the field, which covers approximately 27,000 acres. Discovered in 1939 by Texaco, this field has produced more than 1.2 trillion cubic feet (“TCF”) of natural gas. The field is a structurally complex, faulted, shallow piercement salt dome with associated radial faulting. There are 30 producing horizons (Pleistocene to Miocene) ranging from 1,600 to 12,000 feet. The field’s average net production for the year ended June 30, 2008 was 1.2 MBOED. At June 30, 2008, net proved reserves for the field were 4.9 MMBOE, 10 percent of which was oil.

Main Pass 73 / 74 Fields.  We have a 50 percent working interest in and operate the Main Pass 73 field, located in approximately 100 feet of water near the mouth of the Mississippi River and in close proximity to Main Pass 61 field. This field consists of OCS blocks Main Pass 72, 73, part of 74. Production is from the Upper Miocene sands ranging in depths from 5,000 to 12,500 feet. Three producing platforms and one central facility are located throughout the field. We also have a 25 percent working interest in two Petroquest-operated gas-condensate wells on Main Pass 74 which produce from the large gas cap of the Puma Reservoir, and a 14.7 percent working interest in a Nippon-operated oil well on Main Pass 76. The fields’ average net production for the year ended June 30, 2008 was 1.2 MBOED. At June 30, 2008, net proved reserves for the field were 4.4 MMBOE, 75 percent of which was oil.

South Pass 49/50/51 Field.  We have a 33 percent working interest in and operate the South Pass 49 field unit, located near the mouth of the Mississippi River in approximately 300 feet of water. The field unit consists of the Discorbis 69 and Discorbis 70 sands, ranging in depth from 8,700 to 9,400 feet, on OCS blocks South Pass 33, 48, and 49. We also have a 10 percent working interest in the non unit, which consists of 12 additional producing sands ranging in depth from 7,200 to 9,000 feet. The field’s average net production for the year ended June 30, 2008 was 0.7 MBOED.

We have a 100 percent working interest in and operate South Pass 50 field, located near the mouth of Mississippi River in approximately 463’ feet of water. Adjacent to our producing South Pass 49 field, South Pass 50 field is comprised of OCS blocks South Pass 50 and 51, both acquired during OCS Central Lease Sale 206 for approximately $1.4MM and $0.2MM, respectively. Prior to Hurricane Ivan in 2004, OCS South Pass Block 50 was held by production from the #C-8 well, which averaged approximately 360 BOEPD from the Discorbis 10 sand during the nine months it was online. The well went offline immediately after the hurricane and was plugged in 2007 due to resulting damage. Additional horizons could also be prospective with depths ranging from 8,500 to 11,000 feet. At June 30, 2008, our net proved reserves for the SP 49/50/51 field were 2.4 MMBOE, 52 percent of which was oil.

Southwest Speaks Field.  Southwest Speaks Field is located in Lavaca County, Texas approximately 110 miles southwest of the city of Houston. The field was discovered in 1949 and is characterized as a highly faulted, high side closure at the Wilcox level. Production has historically been dominated by the Wilcox interval with some production from the Frio and Yegua formations. Mapping of the complex faulting using 3-D seismic data has indicated there are untested fault blocks and updip potential.

The Wilcox sands of South Texas are part of a Paleocene delta system that deposited sands in stream mouth bar, delta channel and overbank, and strandline deposits. The Wilcox sands are at depths greater than 9,000 feet and are typically lower quality, having porosity ranging from 12 to 24 percent and permeability ranging from 0.1 to 1.0 millidarcies. However, initial gas production rates can be quite high, ranging from 5 to 15 MMCFD due to high initial reservoir pressure from geopressuring. Fracture stimulation is usually required to achieve such high initial rates. Drainage areas range between 40 to 160 acres, and individual wells can produce more than 5 BCF of gas particularly in the Rainbow member of the Lower Wilcox. Condensate yields are highly variable with some yields starting above 50 barrels of condensate per million standard cubic feet of gas. Generally, the condensate yield declines over time due to retrograde behavior. The field had net production for the year ended June 30, 2008 of 0.4 MBOED. At June 30, 2008, net proved reserves for the field were 1.9 MMBOE, 20 percent of which was oil.

Eugene Island 330 Field.  We have 17.5 percent working interest in the field, located approximately 90 miles offshore of Iberia Parish, Louisiana, in approximately 200 feet of water. Production comes from 25 productive Pleistocene deltaic reservoirs with depths ranging from 1,200’ to 7,400’. The field currently contains four major producing platforms and efforts are ongoing to recover and decommission the S-Platform, which toppled during Hurricane Katrina in 2005. These recovery efforts should be complete in 2008. The field had net production for the year ended June 30, 2008 of 1.5 MBOED. At June 30, 2008, net proved reserves for the field were 1.3 MMBOE, 80 percent of which was oil.

Vermilion 120 Field.  The Vermilion 120 Field encompasses Vermilion Blocks 119, 120, 123 and 124 and is located in the Gulf of Mexico approximately 160 miles southwest of New Orleans. The field was discovered in 1957 with the drilling of the A-1 well in Block 120. The A-1 reached a total depth of 14,025 feet and was dually completed as an oil producer in two lower Pliocene sands.

Vermillion 120 is a faulted, shallow piercement salt dome that was originally discovered by reflection seismic. Salt has been penetrated at depths of less than 3,000 feet. The dome is slightly elongated with a northwest-to-south curving axis. The southwest, south, and southeast flanks are covered by a thick shale mantle, and the northwest flank is an overhang with a normal section above and below the salt overhang.

Thin Miocene sandstones overlie the diapiric shales of deep marine origin. Above the Miocene sands is a sequence of alternating sand and shale of Middle to Lower Pliocene sediments. Above the Pliocene section is a thick section of massive sandstone of Pliocene and Pleistocene age. The productive interval ranges from 5,500 feet to 9,500 feet with virtually all sands in this interval having produced somewhere on the dome. Radial faulting around the dome separates the individual sands into different reservoir components. The updip seal is setup by a truncation of the sands against salt. The field had net production for the year ended June 30, 2008 of 0.2 MBOED. At June 30, 2008, net proved reserves for the field were 1.2 MMBOE, 52 percent of which was oil.

Lake Salvador Field and Joint Development Agreement.  We entered into a Joint Development Agreement (“JDA”) with Castex for the Lake Salvador Project, in which we have a 50 percent working interest. The project will have in excess of 1,000 square miles of 3-D seismic data, which was reprocessed and merged to create one of the largest contiguous 3-D surveys in south Louisiana. The agreement expired on June 1, 2008. All future projects not identified originally under this Area of Mutual Interest (“AMI”) are not bound by the agreement conditions.

Exploration Agreement.  In July 2006, we entered into an exclusive 50/50 Exploration Agreement with Castex for 24 months covering an AMI across more than 1,500,000 acres in south Louisiana. The agreement expired on June 1, 2008. All future projects not identified originally under this AMI are not bound by the agreement conditions.

Centurion Exploration Company Agreement

Gridiron Project

Energy XXI Gulf Coast, Inc. and Centurion Exploration Company entered into a Participation Agreement dated January 26, 2007 covering approximately 100,000 gross acres in southeast Louisiana. Pursuant to this agreement, we paid a consideration of approximately $2.3 million to acquire working interests in seven prospects within the Gridiron Project AMI. The agreement expired on June 1, 2008.

Productive Wells

Our working interests in productive wells follow.

	June 30, 2008
	Gross	Net
Natural Gas	172.0	63.5
Crude Oil	212.0	93.9
Total	384.0	157.4

Drilling Activity

The following table sets forth our drilling activity.

	Year Ended June 30,				Period from Inception July 25, 2005 through June 30, 2006
	2008		2007
	Gross	Net	Gross	Net	Gross	Net
Productive
Development	8.0	5.4	19.0	14.6	8.0	6.8
Exploratory	6.0	2.0	5.0	2.8	—	—
Total	14.0	7.4	24.0	17.4	8.0	6.8

	Year Ended June 30,				Period from Inception July 25, 2005 through June 30, 2006
	2008		2007
	Gross	Net	Gross	Net	Gross	Net
Dry
Development	2.0	2.0	8.0	8.0	2.0	1.5
Exploratory	12.0	5.0	8.0	3.6	—	—
Total	14.0	7.0	16.0	11.6	2.0	1.5

As of June 30, 2008, 6 gross wells, representing approximately 2.8 net wells, were being drilled or awaiting completion.

Acreage

Working interests in developed and undeveloped acreage follow.

	June 30, 2008
	Developed Acres		Undeveloped Acres
	Gross	Net	Gross	Net
Onshore	109,204	48,859	93,944	48,041
Offshore	275,024	86,000	353,128	71,215
Total	384,228	134,859	447,072	119,256

The following table summarizes potential expiration of our onshore and offshore undeveloped acreage.

	Year Ended June 30,
	2009		2010		2011
	Gross	Net	Gross	Net	Gross	Net
Onshore	3,933	1,649	1,035	662	7,577	4,175
Offshore	119,919	24,419	62,065	9,519	—	—
Total	123,852	26,068	63,100	10,181	7,577	4,175

Capital Expenditures, Including Acquisitions and Costs Incurred

Property acquisition costs:

			Period from Inception July 25, 2005 through June 30, 2006
	Year Ended June 30,
	2008	2007
	(In Thousands)
Oil and Gas Activities
Development	$205,681	$362,219	$18,002
Exploration	114,639	67,140	—
Acquisitions	40,016	717,618	448,374
Administrative and Other	9,758	2,468	1,701
Capital Expenditures, Including Acquisitions	370,094	1,149,445	468,077
Asset Retirement Obligations	13,774	49,429	(4,447)
Total costs incurred	$383,868	$1,198,874	$463,630

Oil and Gas Production and Prices

Our average daily production represents our net ownership and includes royalty interests and net profit interests owned by us. Our average daily production and average sales prices for the periods presented was as follows.

			Period from Inception July 25, 2005 through June 30, 2006
	Year Ended June 30,
	2008	2007
Sales Volumes per Day
Natural gas (MMcf)	75.7	50.3	27.9
Crude oil (MBbls)	13.5	7.8	5.1
Total (MBOE)	26.2	16.2	9.7
Percent of BOE from crude oil	51.8%	48.2%	52.1%
Average Sales Price
Natural gas per Mcf	$8.57	$7.13	$6.48
Hedge gain per Mcf	0.34	0.90	0.86
Total natural gas per Mcf	$8.91	$8.03	$7.34
Crude oil per Bbl	$97.72	$62.33	$66.64
Hedge gain (loss) per Bbl	(17.82)	5.60	(1.56)
Total crude oil per Bbl	$79.90	$67.93	$65.08
Sales price per BOE	$75.40	$52.23	$53.35
Hedge gain (loss) per BOE	(8.24)	5.48	1.67
Total sales price per BOE	$67.16	$57.71	$55.02

Production Unit Costs

Our production unit costs follow. Production costs include lease operating expense and production taxes.

			Period from Inception July 25, 2005 Through June 30, 2006
	Year Ended June 30,
	2008	2007
Average Costs per BOE
Production costs
Lease operating expense
Insurance expense	$1.90	$2.14	$0.17
Workover and maintenance	2.34	1.40	0.19
Direct lease operating expense	10.68	8.12	11.20
Total lease operating expense	14.92	11.66	11.56
Production taxes	0.91	0.61	0.10
Total production costs	$15.83	$12.27	$11.66
Depreciation, depletion and amortization rates	$32.09	$24.68	$23.78

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

	June 30, 2008
	Proved Developed Producing	Proved Developed Non-Producing	Total Proved Developed	Proved Undeveloped	Total Proved Reserves
Crude oil (MBbls)	13,365	6,428	19,793	10,172	29,965
Natural gas (MMcf)	46,260	31,731	77,991	51,207	129,198
Total (MBOE)	21,075	11,717	32,792	18,706	51,498
PV-10 (In Thousands)(1)	$1,625,209	$678,426	$2,303,635	$997,794	$3,301,429

(1)	PV-10 reflects the present value of our estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC (using prices and costs in effect as of June 30, 2008) without giving effect to non-property related expenses such as general and administrative expenses, debt service, DD&A expense and discounted at 10 percent per year before income taxes.

The following table summarizes our estimated future net revenues sensitivities to changes in oil and gas prices:

	June 30, 2008
	Oil (Bbl)	Gas (MMbtu)
Prices at June 30, 2008	$142.46	$13.89
Increase in estimated future net revenues resulting from a 10 percent increase in oil or natural gas prices (in thousands):	$321,900	$135,300

Miller and Lents, Ltd., Netherland, Sewell & Associates, Inc. and Ryder Scott Company, L.P., independent oil and gas consultants, have prepared the estimates of proved of crude oil and natural gas reserves attributable to our net interests in oil and gas properties as of June 30, 2008. For further information on reserves, including information on future net cash flows and the standardized measure of discounted future net cash flows, see “Financial Statements and Supplementary Financial Information.”

Item 3. Legal Proceedings

We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material affect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2008.

Executive Officers of the Registrant

The following table sets forth the names, ages, and positions of each of our officers.

Name	Age	Position	Since
John D. Schiller, Jr.	49	Chairman and Chief Executive Officer	July 2005
Steven A. Weyel	54	Director, President and Chief Operating Officer	July 2005
David West Griffin	47	Director, Chief Financial Officer	July 2005
Ben Marchive	61	Senior Vice President, Operations	April 2006
Stewart Lawrence	47	Vice President of Investor Relations and Communications	March 2007
Hugh A. Menown	50	Vice President, Chief Accounting Officer and Chief Information Officer	May 2007
Steve Nelson	48	Vice President of Drilling and Production	April 2006
Todd Reid	45	Senior Vice President, Marketing & Risk Management	July 2006

John D. Schiller, Jr.  Mr. Schiller is our Chairman and Chief Executive Officer, and has been since our inception in 2005. Mr. Schiller’s career spans 27 years in the oil and gas industry. In addition to forming the Company, Mr. Schiller served as: interim chief executive officer of Particle Drilling, Inc. between December 2004 and November 2005; Vice President, Exploration and Development, for Devon Energy from April 2003 to December 2003 with responsibility for domestic and international activities; Executive Vice President, Exploration and Production, for Ocean Energy, Inc. from 1999 to April 2003, overseeing Ocean’s worldwide exploration, production and drilling activities; and Senior Vice President of Operations of Seagull Energy. Prior to serving in those offices, Mr. Schiller held various positions at Burlington Resources, including Engineering and Production Manager of the Gulf of Mexico Division and Corporate Acquisition Manager, and at Superior Oil where he began his career in 1981. Mr. Schiller serves on the Board of Directors of Particle Drilling, Inc., a development stage oil and gas services company, and also serves on the Board of Directors of Escape Family Resource Center, a charitable organization. He is a registered professional engineer in the State of Texas. Mr. Schiller is a charter member and past Chairman of the Petroleum Engineering Industry Board and a member of the Look College of Engineering Advisory Council at Texas A&M. Mr. Schiller graduated with honors from Texas A&M University with a Bachelor of Science in Petroleum Engineering in 1981.

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

Ben Marchive  Mr. Marchive is our Senior Vice President, Operations. He has 29 years of experience in the oil and gas industry. He began his career with Superior Oil Company and gained extensive knowledge of offshore drilling, completion and production operations. He has since held management positions with Great Southern Oil & Gas, Kerr-McGee Corporation and most recently Ocean Energy, Inc. During his fourteen year tenure at Kerr-McGee, Ben managed all disciplines of engineering dealing with drilling, production operations, completions and reserve determination for the offshore division. In February 1999 Ben joined Ocean Energy, Inc. where he served as Vice President, Production North America. In this capacity, he was responsible for all Production Operations for North America Land and Offshore until his retirement in July 2003. Ben joined the company in April 2006. He is a member of the Society of Petroleum Engineers, American

Petroleum Institute and American Association of Drilling Engineers. Mr. Marchive is a 1977 graduate of Louisiana State University with a Bachelor of Science degree in Petroleum Engineering.

Stewart Lawrence  Mr. Lawrence is our Vice President of Investor Relations and Communications. From September 2001 to March 2007, he was Manager of Investor Relations for Anadarko Petroleum Corporation. From 1996 to 2001, Mr. Lawrence was responsible for investor relations and other communications functions at MCN Energy Group, a diversified energy company that was acquired in 2001 by DTE Energy Company. Mr. Lawrence graduated Magna Cum Laude from the University of Houston with a Bachelor of Arts degree in Journalism in 1987 and a Masters in Business Administration in 1995.

Hugh A. Menown  Mr. Menown is our Vice President, Chief Accounting Officer and Chief Information Officer. He has more than 28 years of experience in mergers and acquisitions, auditing and managerial finance, and has been performing similar roles at Energy XXI on a consultant basis since August 2006. He previously worked with Quanta Services, Inc. performing due diligence on a number of acquisitions as well as serving as chief financial officer for two of Quanta’s operating companies. From 1987 to 1999, Mr. Menown provided audit and related services for clients at PricewaterhouseCoopers, LLP in the Houston office, where for seven years he was the partner in charge of the transaction services practice providing due diligence, mergers and acquisition advisory and strategic consulting to numerous clients in various industries. Mr. Menown serves on the board of directors of Particle Drilling Technologies, Inc. as chairman of the audit committee and a member of the compensation committee. He is a certified public accountant and a 1980 graduate of the University of Missouri — Columbia — with a bachelor’s degree in business administration.

Steve Nelson  Mr. Nelson is our Vice President of Drilling and Production. He has over 25 years of experience in the oil and gas business. He was hired from Devon Energy in April 2006 where he was the Manager of Drilling and Operations for Devon’s Western Division. He joined Ocean Energy in April 1999 and prior to the acquisition of Ocean Energy by Devon Energy in May 2003, he was the Production Manager for Ocean Energy’s onshore assets. Previous to that, Mr. Nelson spent 16 years with Kerr McGee’s Gulf of Mexico Division in various operations and supervisory jobs. He graduated with a Bachelor of Science degree in Petroleum Engineering from the University of Oklahoma in 1983.

Todd Reid  Mr. Reid is our Senior Vice President of Marketing and Risk Management. He has 16 years of experience in the energy marketing and trading business. Most recently, Mr. Reid served as President of Houston Research & Trading Ltd. from 2003 until joining us in July 2006 in his current position. Prior to those offices, he has held senior management positions with Houston Research and Trading, Duke Energy Trading and Marketing, NP Energy, Louisville Gas and Electric and Dynegy. Before coming to the energy industry, Mr. Reid first learned the trading business as a market maker for six years on the floor of the Chicago Board Options Exchange and was a member of the Chicago Board of Trade. He graduated with honors from Illinois College with a Bachelor of Science in Physics and Math in 1984. Mr. Reid received his Masters in Business Administration from Washington University in St. Louis in 1986.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our restricted common stock trades on London Stock Exchange Alternative Investment Market (“AIM Exchange”) under the symbol “EXXS.” On June 6, 2007 our common stock was admitted to the CREST electronic settlement system, which allows any interested party to trade our unrestricted common stock on AIM under the symbol “EXXI.” On August 1, 2007, our common stock was admitted for trading on NASDAQ under the symbol “EXXI.” The following table sets forth, for the periods indicated, the range of the high and low sales prices of our restricted and unrestricted common stock.

	Restricted Common Stock		Unrestricted Common Stock
	High	Low	High	Low
Fiscal 2006
Second Quarter (began trading October 20, 2005)	$5.35	$5.12
Third Quarter	5.95	5.24
Fourth Quarter	5.62	5.15
Fiscal 2007
First Quarter	5.15	4.95
Second Quarter	5.15	4.87
Third Quarter	4.96	4.65
Fourth Quarter	6.05	4.78	$6.44	$5.25
Fiscal 2008
First Quarter	6.10	5.15	6.65	4.79
Second Quarter	5.30	4.45	5.60	4.20
Third Quarter	4.77	3.90	5.45	3.51
Fourth Quarter	5.87	3.72	7.43	3.75
Fiscal 2009
First Quarter (through September 3, 2008)	6.62	4.50	7.00	4.01

As of September 3, 2008 there were approximately 1,978 holders of record of our common stock.

We have not paid any cash dividends on our common stock through June 30, 2008. However, subsequent to June 30, 2008, we initiated a quarterly dividend of $0.005 per common share. We expect the first dividend to be paid on October 20, 2008 to holders of record on September 19, 2008.

Stock Performance Graph

The graph below shows the cumulative total shareholder return assuming the investment of $100 in our common stock. This chart represents our restricted shares from October 2005 through May 2007, then our freely tradable unrestricted shares from June 2007 through September 3, 2008.

During the three months ended March 31, 2008 and June 30, 2008, we purchased the following shares of our common stock for future issuances under certain employee benefit plans.

	Shares Purchased	Average Price per Share
Three months ended March 31, 2008	256,389	$3.72
Three months ended June 30, 2008	309,700	$6.46

Item 6. Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes to those consolidated financial statements included elsewhere in this report.

			Period from Inception July 25, 2005 through June 30, 2006
	Year Ended June 30,
	2008	2007
	(In Thousands, Except per Share Amounts)
Income Statement Data
Revenues	$643,232	$341,284	$47,112
Depreciation, Depletion and Amortization (“DD&A”)	307,389	145,928	20,357
Operating Income	143,600	95,215	11,602
Other Income (Expense) – Net	(101,857)	(58,420)	(2,933)
Net Income	26,869	24,130	6,942
Basic Earnings per Common Share	$0.31	$0.29	$0.14
Diluted Earnings per Common Share	0.30	0.29	0.12
Cash Flows Data
Provided by (Used in)
Operating Activities	$387,552	$275,397	$12,068
Investing Activities
Acquisitions	(40,016)	(717,618)	(448,374)
Capital Expenditures	(330,078)	(431,827)	(19,703)
Other	(296)	1,955	(12,593)
Total Investing Activities	(370,390)	(1,147,490)	(480,670)
Financing Activities	132,016	829,488	530,991
Increase (Decrease) in Cash	$149,178	$(42,605)	$62,389

	June 30,
	2008	2007	2006
	(In Thousands)
Balance Sheet Data
Total Assets	$2,049,931	$1,648,442	$643,971
Long-term Debt Including Current Maturities	952,222	1,051,019	209,648
Stockholders’ Equity	374,585	397,126	352,709
Common Shares Outstanding	144,937	84,203	80,645

Operating Highlights

	Year Ended June 30,		Period From Inception July 25, 2005 Through June 30, 2006
	2008	2007
	(In Thousands, Except per Unit Amounts)
Operating revenues
Crude oil sales	$484,552	$177,783	$29,751
Natural gas sales	237,628	131,065	15,934
Hedge gain (loss)	(78,948)	32,436	1,427
Total revenues	643,232	341,284	47,112
Percent of operating revenues from crude oil
Prior to hedge gain (loss)	67.1%	57.6%	67.3%
Including hedge gain (loss)	61.6%	56.8%	62.0%
Operating expenses
Lease operating expense
Insurance expense	18,218	12,670	144
Workover and maintenance	22,397	8,269	166
Direct lease operating expense	102,244	48,046	9,592
Total lease operating expense	142,859	68,985	9,902
Production taxes	8,686	3,595	84
Depreciation, depletion and amortization	307,389	145,928	20,357
General and administrative	26,450	26,507	4,361
Other – net	14,248	1,054	806
Total operating expenses	499,632	246,069	35,510
Operating income	$143,600	$95,215	$11,602
Sales volumes per day
Natural gas (MMcf)	75.7	50.3	27.9
Crude oil (MBbls)	13.5	7.8	5.1
Total (MBOE)	26.2	16.2	9.7
Percent of sales volumes from crude oil	51.8%	48.2%	52.1%
Average sales price
Natural gas per Mcf	$8.57	$7.13	$6.48
Hedge gain per Mcf	0.34	0.90	0.86
Total natural gas per Mcf	$8.91	$8.03	$7.34
Crude oil per Bbl	$97.72	$62.33	$66.64
Hedge gain (loss) per Bbl	(17.82)	5.60	(1.56)
Total crude oil per Bbl	$79.90	$67.93	$65.08
Total hedge gain (loss) per BOE	$(8.24)	$5.48	$1.67
Operating revenues per BOE	$67.16	$57.71	$55.02
Operating expenses per BOE
Lease operating expense
Insurance expense	1.90	2.14	0.17
Workover and maintenance	2.34	1.40	0.19
Direct lease operating expense	10.68	8.12	11.20
Total lease operating expense	14.92	11.66	11.56
Production taxes	0.91	0.61	0.10
Depreciation, depletion and amortization	32.09	24.68	23.78
General and administrative	2.76	4.48	5.09
Other – net	1.49	0.18	0.94
Total operating expenses	52.17	41.61	41.47
Operating income per BOE	$14.99	$16.10	$13.55

Quarterly Operating Highlights

	Quarter Ended
	June 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007
	(In Thousands, Except per Unit Amounts)
Operating revenues
Crude oil sales	$160,118	$126,660	$108,487	$89,287	$66,716
Natural gas sales	77,356	61,675	53,759	44,838	42,453
Hedge gain (loss)	(58,712)	(21,198)	(8,521)	9,483	9,547
Total revenues	178,762	167,137	153,725	143,608	118,716
Percent of operating revenues from crude oil
Prior to hedge gain (loss)	67.4%	67.3%	66.9%	66.6%	61.1%
Including hedge gain (loss)	62.5%	62.0%	60.7%	61.0%	60.5%
Operating expenses
Lease operating expense
Insurance expense	3,932	4,642	4,812	4,832	2,489
Workover and maintenance	6,741	5,447	4,489	5,720	5,532
Direct lease operating expense	29,108	28,253	24,742	20,141	17,145
Total lease operating expense	39,781	38,342	34,043	30,693	25,166
Production taxes	3,699	1,755	1,272	1,960	686
Depreciation, depletion and amortization	83,462	75,268	75,406	73,253	57,873
General and administrative	10,123	4,912	5,644	5,771	10,183
Other – net	5,932	4,611	903	2,802	1,545
Total operating expenses	142,997	124,888	117,268	114,479	95,453
Operating income	$35,765	$42,249	$36,457	$29,129	$23,263
Sales volumes per day
Natural gas (MMcf)	67.9	73.3	78.1	83.5	60.0
Crude oil (MBbls)	15.1	13.9	13.0	12.3	10.9
Total (MBOE)	26.4	26.1	26.0	26.2	20.9
Percent of sales volumes from crude oil	57.2%	53.3%	50.0%	46.9%	52.2%
Average sales price
Natural gas per Mcf	$12.52	$9.25	$7.48	$5.83	$7.78
Hedge gain (loss) per Mcf	(1.66)	0.28	0.93	1.46	0.80
Total natural gas per Mcf	$10.86	$9.53	$8.41	$7.29	$8.58
Crude oil per Bbl	$116.90	$100.10	$90.71	$79.19	$67.46
Hedge gain (loss) per Bbl	(35.38)	(18.20)	(12.68)	(1.52)	5.21
Total crude oil per Bbl	$81.52	$81.90	$78.03	$77.67	$72.67
Total hedge gain (loss) per BOE	$(24.46)	$(8.92)	$(3.56)	$3.94	$5.03
Operating revenues per BOE	$74.49	$70.33	$64.24	$59.63	$62.53
Operating expenses per BOE
Lease operating expense
Insurance expense	1.64	1.95	2.01	2.00	1.31
Workover and maintenance	2.81	2.29	1.88	2.38	2.91
Direct lease operating expense	12.13	11.89	10.34	8.36	9.03
Total lease operating expense	16.58	16.13	14.23	12.74	13.25
Production taxes	1.54	0.74	0.53	0.81	0.36
Depreciation, depletion and amortization	34.78	31.67	31.51	30.42	30.48
General and administrative	4.22	2.07	2.36	2.40	5.37
Other – net	2.47	1.94	0.38	1.16	0.82
Total operating expenses	59.59	52.55	49.01	47.53	50.28
Operating income per BOE	$14.90	$17.78	$15.23	$12.10	$12.25

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes to those financial statements included elsewhere in this annual report. The following discussion includes forward looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed under “Item 1A. Risk Factors.”

General

We are an independent oil and natural gas exploration and production company whose growth strategy emphasizes acquisitions, enhanced by its value-added organic drilling program. Our properties are primarily located in the U.S. Gulf of Mexico waters and the Gulf Coast onshore. We were originally formed and incorporated in July 2005 as an exempted company under the laws of Bermuda to serve as a vehicle for the acquisition of oil and gas reserves and related assets. In October 2005, we completed a $300 million initial public offering of common stock and warrants on the AIM of the London Stock Exchange. To date, we have completed three major acquisitions of oil and natural gas properties and have listed our common stock on the NASDAQ Capital Market.

We operate geographically focused producing reserves and target the acquisition of oil and gas properties with which we can add value by increasing production and ultimate recovery of reserves, whether through exploitation or exploration, often using reprocessed seismic data to identify previously overlooked opportunities. For the year ended June 30, 2008, approximately 50 percent of our drilling capital was spent on exploitation, with the balance consisting of exploration plays.

As an example of our exploitation program, from the April 2006 acquisition of our largest field, South Timbalier 21, through June 30, 2007, our focused exploitation program delivered an 89 percent increase in the field’s daily production. During the twelve months ending June 30, 2008, we sought to maintain our production at South Timbalier 21 and shifted our exploitation focus to the properties acquired from Pogo Producing on June 8, 2007. During the twelve months ending June 30, 2008, we increased total production from those properties by 35 percent from 7.9 MBOED for the month ending June 30, 2007 to an average of 10.7 MBOED during the twelve months ending June 30, 2008.

At June 30, 2008, our total proved reserves were 51.5 MMBOE. We operated or had an interest in 384 producing wells on 134,859 net developed acres, including interests in 62 producing fields. All of our properties are located on the Gulf Coast and in the Gulf of Mexico, with approximately 78 percent of our proved reserves being offshore. This concentration facilitates our ability to manage the operated fields efficiently, and our high number of wellbore locations provides diversification of our production and reserves. We believe managing our assets is a key strength, and approximately 71 percent of our proved reserves are on properties operated by us. We have a seismic database covering approximately 2,800 square miles, primarily focused on our existing operations. This database has helped us identify at least 40 development and exploration opportunities. We believe the mature legacy fields on our recently acquired properties will lend themselves well to our aggressive exploitation strategy and expect to identify incremental exploration opportunities on the properties.

Results of Operations

Year Ended June 30, 2008 Compared With the Year Ended June 30, 2007.

Our consolidated net income increased to $26.9 million or $0.30 diluted earnings per common share (“per share”) in fiscal 2008 primarily due to higher commodity prices and higher production volumes. Below is a discussion of prices, volumes and revenue variances.

Price and Volume Variances

	Year Ended June 30,		Increase	Percent Increase	Revenue Increase
	2008	2007
					(In Thousands)
Price Variance(1)
Crude oil sales prices (per Bbl)	$79.90	$67.93	$11.97	17.6%	$59,359
Natural gas sales prices (per Mcf)	8.91	8.03	0.88	11.0%	24,390
Total price variance					83,749
Volume Variance
Crude oil sales volumes (MBbls)	4,959	2,852	2,107	73.9%	143,071
Natural gas sales volumes (MMcf)	27,716	18,370	9,346	50.9%	75,128
BOE sales volumes (MBOE)	9,578	5,914	3,664	62.0%
Percent of BOE from crude oil	51.8%	48.2%
Total volume variance					218,199
Total price and volume variance					$301,948

(1)	Commodity prices include the impact of hedging activities.

Revenue Variances

	Year Ended June 30,		Increase	Percent Increase
	2008	2007
	(In Thousands)
Crude oil	$396,179	$193,749	$202,430	104.5%
Natural gas	247,053	147,535	99,518	67.5%
Total revenues	$643,232	$341,284	$301,948	88.5%

Revenues

Our consolidated revenues increased $301.9 million in fiscal 2008. Higher revenues were primarily due to higher commodity prices, a change in mix to a higher percentage of oil production and greater total volumes, resulting in increased revenues of $83.7 million and $218.2 million, respectively. Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow. Higher commodity prices contributed $83.7 million to the increase in revenues in fiscal 2008. Average natural gas prices, including a $0.34 realized gain per Mcf related to hedging activities, increased $0.88 per Mcf during fiscal 2008, resulting in increased revenues of $24.4 million. Average crude oil prices, including a $(17.82) realized loss per barrel related to hedging activities, increased $11.97 per barrel in fiscal 2008, resulting in increased revenues of $59.4 million. Commodity prices are affected by many factors that are outside of our control. Therefore, commodity prices we received during fiscal 2008 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time could result in reduced cash from operating activities, potentially causing us to expend less on our capital program. Lower spending on our capital program could result in a reduction of the amount of production volumes we are able to produce. We cannot accurately predict future commodity prices, and cannot be certain whether these events will occur.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow. Higher sales volumes in fiscal 2008 resulted in increased revenues of $218.2 million compared to fiscal 2007. Crude oil sales volumes increased 2,107 MBbls in fiscal 2008, resulting in increased revenues of $143.1 million compared to fiscal 2007. Natural gas sales volumes increased 9,346 MMcf in fiscal 2008, resulting in increased revenues of $75.1 million compared to fiscal 2007. The increase in crude oil and natural gas sales volumes in fiscal 2008 was primarily due to our acquisitions and our exploration and development programs.

As mentioned above, depressed commodity prices over an extended period of time or other unforeseen events could occur that would result in our being unable to sustain a capital program that allows us to meet our production growth goals. However, we cannot predict whether such events will occur.

Below is a discussion of Costs and expenses and Other (income) expense.

Costs and Expenses and Other (Income) Expense

	Year Ended June 30,				Increase (Decrease) Amount
	2008		2007
	Amount	Per BOE	Amount	Per BOE
	(In Thousands, Except per Unit Amounts)
Costs and expenses
Lease operating expense
Insurance expense	$18,218	$1.90	$12,670	$2.14	$5,548
Workover and maintenance	22,397	2.34	8,269	1.40	14,128
Direct lease operating expense	102,244	10.68	48,046	8.12	54,198
Total lease operating expense	142,859	14.92	68,985	11.66	73,874
Production taxes	8,686	0.91	3,595	0.61	5,091
DD&A	307,389	32.09	145,928	24.68	161,461
Accretion of asset retirement obligation	8,176	0.85	3,991	0.68	4,185
General and administrative expense	26,450	2.76	26,507	4.48	(57)
Loss (gain) on derivative financial instruments	6,072	0.64	(2,937)	(0.50)	9,009
Total costs and expenses	$499,632	$52.17	$246,069	$41.61	$253,563
Other (income) expense
Interest income	$(1,403)	$(0.15)	$(1,910)	$(0.32)	$507
Interest expense	103,260	10.78	60,330	10.20	42,930
Total other (income) expense	$101,857	$10.63	$58,420	$9.88	$43,437

Costs and expenses increased $253.6 million in fiscal 2008. This increase in costs and expenses was primarily due to the items discussed below.

DD&A expense increased $161.5 million primarily due to increased production from acquisitions and drilling ($90.4 million), coupled with a higher DD&A rate ($71.1 million). Lease operating expense increased $73.9 million in fiscal 2008 compared to fiscal 2007. This increase was primarily due to higher well operating expenses stemming from the increase in properties resulting from acquisitions as well as an increase in general operating costs, which include direct expenses incurred to operate our wells and equipment on producing leases. We typically incur higher direct operating costs associated with operating wells that produce higher percentages of oil than natural gas. As we increased our percentage production of oil during fiscal 2008, partially as a result of the acquisition of the properties from Pogo Producing, our lease operating expenses per BOE have increased. In addition to increased costs per BOE due to a change in mix of production, well operating expenses were higher in general due to increased fuel, chemical and electricity expenses and higher repair and maintenance expenses. The increased workover activity and increased windstorm insurance expense is also primarily due to an increase in producing leases from acquisitions.

Production taxes increased $5.1 million primarily as a result of higher crude oil and natural gas revenues as well as an increase in total production.

Other (income) expense increased $43.4 million in fiscal 2008. This increase was primarily due to the items discussed below.

Interest income decreased $0.5 million due primarily to lower interest rates. Interest expense increased $42.9 million due to the additional borrowings required to fund our acquisition and capital expenditure programs. On a per unit of production basis, interest expense increased 5.7 percent, from $10.20/BOE to $10.78/BOE.

Income Tax Expense

Income tax expense increased $2.2 million in fiscal 2008 compared to fiscal 2007, primarily due to an increase in income before income taxes of $4.9 million and to an increase in the effective income tax rate from 34.4 percent to 35.6 percent.

Year Ended June 30, 2007 Compared with the Period from Inception (July 25, 2005) through June 30, 2006 (“Period Ended June 30, 2006”).

Our consolidated net income increased to $24.1 million or $0.29 diluted earnings per common share (“per share”) in fiscal 2007 primarily due to higher commodity prices and higher production volumes. Below is a discussion of prices, volumes and revenue variances.

Price and Volume Variances

	Year/Period Ended June 30,		Increase	Percent Increase	Revenue Increase
	2007	2006
					(In Thousands)
Price Variance(1)
Crude oil sales prices (per Bbl)	$67.93	$65.08	$2.85	4.4%	$8,128
Natural gas sales prices (per Mcf)	8.03	7.34	0.69	9.4%	12,675
Total price variance					20,803
Volume Variance
Crude oil sales volumes (MBbls)	2,852	446	2,406	539.5%	156,565
Natural gas sales volumes (MMcf)	18,370	2,459	15,911	647.1%	116,804
BOE sales volumes (MBOE)	5,914	856	5,058	590.9%
Percent of BOE from crude oil	48.2%	52.1%
Total volume variance					273,369
Total price and volume variance					$294,172

(1)	Commodity prices include hedging gains and losses.

Revenue Variances

	Year/Period Ended June 30,		Increase	Percent Increase
	2007	2006
		(In Thousands)
Crude oil	$193,749	$29,056	$164,693	566.8%
Natural gas	147,535	18,056	129,479	717.1%
Total revenues	$341,284	$47,112	$294,172	624.4%

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

Below is a discussion of Costs and expenses and Other (income) expense.

Costs and Expenses and Other (Income) Expense

	Year/Period Ended June 30,				Increase (Decrease) Amount
	2007		2006
	Amount	Per BOE	Amount	Per BOE
	(In Thousands, Except per Unit Amounts)
Costs and expenses
Lease operating expense
Insurance expense	$12,670	$2.14	$144	$0.17	$12,526
Workover and maintenance	8,269	1.40	166	0.19	8,103
Direct lease operating expense	48,046	8.12	9,592	11.20	38,454
Total lease operating expense	68,985	11.66	9,902	11.56	59,083
Production taxes	3,595	0.61	84	0.10	3,511
DD&A	145,928	24.68	20,357	23.78	125,571
Accretion of asset retirement obligation	3,991	0.68	738	0.86	3,253
General and administrative expense	26,507	4.48	4,361	5.09	22,146
Loss (gain) on derivative financial instruments	(2,937)	(0.50)	68	0.08	(3,005)
Total costs and expenses	$246,069	$41.61	$35,510	$41.47	$210,559

Other (income) expense
Interest income	$(1,910)	$(0.32)	$(5,000)	$(5.84)	$3,090
Interest expense	60,330	10.20	7,933	9.26	52,397
Total other (income) expense	$58,420	$9.88	$2,933	$3.42	$55,487

Costs and expenses increased $210.6 million in fiscal 2007. This increase in costs and expenses was primarily due to the items discussed below.

DD&A expense increased $125.6 million primarily due to increased production from acquisitions and drilling ($120.3 million), coupled with a higher DD&A rate ($5.3 million). Lease operating expense increased $59.1 million in fiscal 2007 compared to fiscal 2006. This increase was primarily due to higher well operating expenses, which include direct expenses incurred to operate our wells and equipment on producing leases. Well operating expenses were higher primarily due to an increase in producing leases from acquisitions and from our exploration and development programs, increased fuel and electricity expenses and higher repair and maintenance expenses. The higher workover activity and higher windstorm insurance is also primarily due to an increase in producing leases from acquisitions.

Production taxes increased $3.5 million primarily due to higher crude oil and natural gas revenues. General and administrative expense increased $22.1 million primarily due an increase in personnel and related costs as a result of acquisitions and increased legal and auditing fees as a result of increased document filings.

Other (income) expense increased $55.5 million in fiscal 2007. This increase was primarily due to the items discussed below.

Interest income decreased $3.1 million due to the decrease in cash and cash equivalents. Interest expense increased $52.4 million due to the additional borrowings required to fund our acquisition and capital expenditure programs.

Income Tax Expense

Income tax expense increased $10.9 million in fiscal 2007 compared to fiscal 2006, primarily due to an increase in income before income taxes of $28.1 million and to an increase in the effective income tax rate from 19.9 percent to 34.4 percent.

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

We have incurred substantial indebtedness in connection with our acquisitions, including the $750 million senior notes offering we completed on June 8, 2007 to fund the Pogo Acquisition and to repay our second lien revolving credit facility. At June 30, 2008, we had $952.2 million of indebtedness outstanding, consisting of $750.0 million under our senior notes, $192.0 million under our first lien revolving credit facility, $9.7 million in put financings and $0.5 million in capital lease obligations. This debt position is partially offset on a net basis by $169 million of cash and cash equivalents on hand at June 30, 2008. We expect to fund our operations and capital expenditures and satisfy our debt service obligations through operating cash flow and borrowings under our first lien revolving credit facility. Expansion capital expenditures are directly related to new development opportunities and growth of our reserve base and production at attractive returns.

Future Commitments

The table below provides estimates of the timing of future payments that, as of June 30, 2008, we are obligated to make. We expect to fund these contractual obligations with cash on hand and cash generated from operations.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(In Thousands)
Contractual Obligations
Total debt(1)	$952,222	$7,250	$194,972	$750,000	$—
Interest on long-term debt(1)	402,629	85,979	170,554	146,096	—
Operating leases(2)	12,766	1,346	2,691	2,691	6,038
Performance bonds(2)	11,850	11,850	—	—	—
Drilling rig commitments(2)	—	—	—	—	—
Letters of credit(2)	800	800	—	—	—
Total contractual obligations	1,380,267	107,225	368,217	898,787	6,038
Other Obligations
Asset retirement obligations(3)	275,982	17,031	20,437	11,774	226,740
Total obligations	$1,656,249	$124,256	$388,654	$910,561	$232,778

(1)	See Note 5 of Notes to Consolidated Financial Statements for details of total debt.
(2)	See Note 15 of Notes to Consolidated Financial Statements for discussion of these commitments.
(3)	See Note 7 of Notes to Consolidated Financial Statements for details of asset retirement obligations (The obligations reflected above are undiscounted).

Capital Resources

Our fiscal 2009 capital budget, excluding acquisitions, for the exploration and development programs is approximately $378 million. We intend to fund our capital expenditure program, contractual commitments, including settlement of derivative contracts, and future acquisitions from cash on hand, cash flows from our operations and borrowings under our credit facility. If an acquisition opportunity arises, we may also access public markets to issue additional debt and/or equity securities. Cash flows from operations were used primarily to fund acquisitions and exploration and development expenditures during the year ended June 30, 2008. In June 2007, we also completed our $750 million senior notes offering, which enabled us to pay off our second lien facility and help fund the Pogo Acquisition. At June 30, 2008 we had a working capital deficit of $37 million.

Net cash provided by operating activities in fiscal 2008 increased $112.2 million and $375.5 million from fiscal 2007 and from the period from inception (July 25, 2005) through June 30, 2006 (the “2006 period”), respectively. The increases were primarily due to higher production volumes and higher commodity prices (including hedging activities) partially offset by higher costs and expenses, excluding non-cash expenses. Key drivers of net operating cash flows are commodity prices, production volumes and costs and expenses. Average natural gas prices increased 11.0 percent and 21.4 percent in fiscal 2008 from fiscal 2007 and from the 2006 period, respectively. Crude oil prices increased 17.6 percent and 22.8 percent in fiscal 2008 from fiscal 2007 and from the 2006 period, respectively. In fiscal 2008, natural gas volumes and crude oil volumes increased 50.9 percent and 73.9 percent from fiscal 2007 period, respectively.

The increase in net cash provided by operating activities resulting from higher commodity prices and higher production volumes was partially offset by higher costs and expenses. In fiscal 2008, costs and expenses that affect net operating cash provided by operating activities primarily include lease operating expense, production taxes and general and administrative expense. These costs and expenses increased $78.9 million and $163.6 million from fiscal 2007 and from the 2006 period, respectively. Lease operating expense and general and administrative expense represented the largest increases in these costs. Lease operating expense includes well operating expenses, which are expenses incurred to operate our wells and equipment on operating leases.

Generally, producing natural gas and crude oil reservoirs have declining production rates. Production rates are affected by numerous factors, including but not limited to, geological, geophysical and engineering matters, production curtailments and restrictions, weather, market demands and our ability to replace depleting reserves. Our inability to adequately replace reserves could result in a decline in production volumes, one of the key drivers of generating net operating cash flows. Our reserve replacement ratio, including acquisitions, for the fiscal year ended June 30, 2008 was 57 percent. Results for any year are a function of the success of our drilling program and acquisitions. While program results are difficult to predict, our current drilling inventory provides us opportunities to replace our production in fiscal 2009.

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

Potential Acquisitions

While it is difficult to predict future plans with respect to acquisitions, we actively seek acquisition opportunities that build upon our existing core assets. Acquisitions play a large role in our industry’s consolidation and are a strategic part of our business plan. Depending on the commodity price environment at any given time, the property acquisition market can be extremely competitive.

Critical Accounting Policies

We have identified the following policies as critical to the understanding of our results of operations. This is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States (GAAP), with no need for management’s judgment in selecting in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. However, certain accounting policies are important to the portrayal of our financial condition and results of operations and require management’s most subjective or complex judgments. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on historical experience, observation of trends in the industry, and information available from other outside sources, as appropriate. Our critical accounting policies and estimates are set forth below. Certain of these accounting policies and estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from our management’s current judgment. Our most sensitive accounting estimate affecting our financial statements is our oil and gas reserves, which are highly sensitive to changes in oil and gas prices that have been volatile in recent years. Although decreases in oil and gas prices are partially offset by our hedging program, to the extent reserves are adversely impacted by reductions in oil and gas prices, we could experience increased depreciation, depletion and amortization expense in future periods.

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

Oil and Gas Properties.  We use the full cost method of accounting for exploration and development activities as defined by the United States Securities and Exchange Commission (“SEC”). Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves.

Oil and natural gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unevaluated properties and include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. We exclude these costs until the property has been evaluated. We also allocate a portion of our acquisition costs to unevaluated properties based on relative value. Costs are transferred to the full cost pool as the properties are evaluated or over the life of the reservoir.

We evaluate the impairment of our evaluated oil and gas properties through the use of a ceiling test as prescribed by SEC Regulation S-X Rule 4-10. Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capital costs. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves. Oil and gas reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be precisely measured. Such cost estimates related to future development costs of proved oil and gas reserves could be subject to significant revisions due to changes in regulatory requirements, technological advances and other factors which are difficult to predict. At June 30, 2008, 2007 and 2006, a 10 percent decrease in oil and gas prices would not impact the results of our full cost ceiling limitation test.

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

Derivative Instruments.  We utilize derivative instruments in the form of natural gas and crude oil put, swap and collar arrangements and combinations of these instruments in order to manage the price risk associated with future crude oil and natural gas production. Such derivatives are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Gains or losses resulting from transactions designated as hedges, recorded at market value, are deferred and recorded, net of related tax impact, in Accumulated Other Comprehensive Income (“AOCI”) as appropriate, until recognized as operating income in our consolidated statement of income as the physical production hedged by the contracts is delivered. Instruments not qualifying for hedge accounting treatment are recorded in the balance sheet and changes in fair value are recognized in earnings.

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

When the designated item associated with a derivative instrument matures, is sold, extinguished or terminated, derivative gains or losses are recognized as part of the gain or loss on sale or settlement of the underlying item. When a derivative instrument is associated with an anticipated transaction that is no longer expected to occur or if the correlation no longer exists, we lose our ability to use hedge accounting and the gain or loss on the derivative is recognized in income to the extent the future results have not been offset by the effects of price changes on the hedged item since the inception of the hedge.

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

The following table summarizes the sensitivity of our derivative contracts to changes in oil and gas prices:

	June 30, 2008		June 30, 2007		June 30, 2006
	Oil (Bbl)	Gas (MMbtu)	Oil (Bbl)	Gas (MMbtu)	Oil (Bbl)	Gas (MMbtu)
Average prices used in determining fair value	$140.28	$12.62	$71.94	$8.23	$74.61	$8.71
Decrease in fair value of derivative contracts resulting from a 10 percent increase in oil or natural gas prices (in thousands)(1)(2) :	$(81,300)	$(33,400)	$(30,500)	$(19,100)	$(18,625)	$(11,671)

(1)	Subsequent increases in oil and natural gas prices would not necessarily have the same impact on fair value due to the nature of some of our derivative contracts.
(2)	Substantially all of the change in fair value would be deferred in Other Comprehensive Income (OCI). In addition, increases in prices would have a positive impact on our oil and natural gas revenues.

Net income would have increased (decreased) for the years ended June 30, 2008 and 2007 and for the period from July 25, 2005 (inception) to June 30, 2006 by $(286.0) million), $7.8 million and $(4.7) million, respectively, if our crude oil and natural gas hedges did not qualify as cash flow hedges under SFAS No. 133.

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

We adopted the provisions of FIN 48 and applied the guidance of FIN 48-1 as of July 1, 2007. As of the adoption date, we did not record a cumulative effect adjustment related to the adoption of FIN 48 or have any gross unrecognized tax benefit. At June 30, 2008, we did not have any FIN 48 liability or gross recognized tax benefit.

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

Accounting for Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The provisions of SFAS No. 157 will be applied prospectively as of the beginning of the fiscal year in which it is initially applied except for, among other items, a financial instrument that was measured at fair value at initial recognition under Statement 133 using the transaction price in accordance with the guidance in footnote 3 of Issue 02-3 prior to initial application of SFAS No. 157. We will adopt the provisions of SFAS No. 157 effective July 1, 2008 and we do not expect the adoption of such statement to have a significant impact on our results of operations or financial position.

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

This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. This FSP has no impact on our consolidated financial statements for the period from inception (July 25, 2005) to June 30, 2006 or for the years ended June 30, 2007 and June 30, 2008.

Accounting for the Fair Value Option for Financial Assets and Financial Liabilities.  In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. SFAS No. 159 requires that we report unrealized gains and losses on items for which we elect the fair value option in earnings. We are required to adopt the provisions of SFAS No. 159 beginning with our first fiscal quarter in fiscal 2009, although the FASB permits earlier adoption. We will adopt the provisions of SFAS No. 159 effective July 1, 2008 and we do not expect the adoption of such statement to have a significant impact on our results of operations or financial position.

Accounting for Business Combinations.  In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the date of adoption.

Disclosures About Derivative Instruments and Hedging Activities.  In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Many have expressed concerns that the existing disclosure requirements in SFAS No. 133 do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently evaluating the impact of SFAS No. 161 and whether to early adopt its provisions.

Determination of the Useful Life of Intangible Assets.  In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued after December 15, 2008. We do not expect the adoption of FSP 142-3 to have a material effect on our results of operations or financial position.

The Hierarchy of Generally Accepted Accounting Principles.  In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. We do not expect the adoption of SFAS No. 162 to have a material effect on our results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market-Sensitive Instruments and Risk Management

Market risk is the potential loss arising from adverse changes in market rates and prices, such as commodity prices and interest rates. Our primary market risk exposure is commodity price risk. The exposure is discussed in detail below.

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

Interest Rate Risk

On June 26, 2006, we entered into interest rate costless collar to mitigate the risk of loss due to changes in interest rates. The dollar amount hedged was $75 million with the interest rate collar being 5.45 percent to 5.75 percent. At June 30, 2008, the fair value of this instrument which was designated as a financial hedge, prior to the impact of federal income tax, was a loss of $3.2 million.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management has concluded that, as of June 30, 2008, our internal control over financial reporting was effective based on those criteria.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Energy XXI (Bermuda) Limited

We have audited the accompanying consolidated balance sheets of Energy XXI (Bermuda) Limited (a Bermuda Corporation) and subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended June 30, 2008 and 2007, and for the period from inception (July 25, 2005) through June 30, 2006. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energy XXI (Bermuda) Limited and subsidiaries as of June 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years ended June 30, 2008 and 2007, and for the period from inception (July 25, 2005) through June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective July 1, 2007, the Company adopted the provisions of FASB interpretation No. 48: Accounting for uncertainty in income taxes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Energy XXI (Bermuda) Limited’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 11, 2008 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ UHY LLP

Houston, Texas
September 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Energy XXI (Bermuda) Limited

We have audited Energy XXI (Bermuda) Limited’s (the “Company”) internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Energy XXI (Bermuda) Limited maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control —  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Energy XXI (Bermuda) Limited and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended June 30, 2008 and 2007, and for the period from inception (July 25, 2005) through June 30, 2006, and our report dated September 11, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ UHY LLP

Houston, Texas
September 11, 2008

ENERGY XXI (BERMUDA) LIMITED

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Information)

	June 30,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$168,962	$19,784
Accounts receivable
Oil and natural gas sales	116,678	55,763
Joint interest billings	21,322	14,377
Insurance and other	4,896	958
Prepaid expenses and other current assets	14,662	21,870
Royalty deposit	4,548	2,175
Deferred income taxes	88,198	—
Derivative financial instruments	2,179	17,131
Total Current Assets	421,445	132,058
Property and Equipment, net of accumulated depreciation, depletion, and amortization
Oil and natural gas properties – full cost method of accounting	1,561,276	1,491,685
Other property and equipment	10,020	3,097
Total Property and Equipment	1,571,296	1,494,782
Other Assets
Derivative financial instruments	3,747	616
Deferred income taxes	36,055	—
Debt issuance costs, net of accumulated amortization	17,388	20,986
Total Other Assets	57,190	21,602
Total Assets	$2,049,931	$1,648,442
LIABILITIES
Current Liabilities
Accounts payable	$106,751	$79,563
Advances from joint interest partners	7,487	2,026
Accrued liabilities	91,382	33,459
Deferred income taxes	—	1,044
Derivative financial instruments	245,626	1,480
Current maturities of long-term debt	7,250	5,508
Total Current Liabilities	458,496	123,080
Long-term debt, less current maturities	944,972	1,045,511
Deferred income taxes	—	14,788
Asset retirement obligations	81,097	63,364
Derivative financial instruments	190,781	4,573
Total Liabilities	1,675,346	1,251,316
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized and no shares issued at June 30, 2008 and 2007	—	—
Common stock, $0.001 par value, 400,000,000 shares authorized and 145,299,675 and 84,203,444 shares issued and 144,937,119 and 84,203,444 shares outstanding at June 30, 2008 and 2007, respectively	145	84
Additional paid-in capital	601,509	363,206
Retained earnings	57,941	31,072
Accumulated other comprehensive income (loss), net of income tax expense (benefit)	(285,010)	2,764
Total Stockholders’ Equity	374,585	397,126
Total Liabilities and Stockholders’ Equity	$2,049,931	$1,648,442

See Accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except per Share Information)

			Period From Inception July 25, 2005 Through June 30, 2006
	Year Ended June 30,
	2008	2007
Revenues
Crude oil sales	$396,179	$193,749	$29,056
Natural gas sales	247,053	147,535	18,056
Total Revenues	643,232	341,284	47,112
Costs and Expenses
Lease operating expense	142,859	68,985	9,902
Production taxes	8,686	3,595	84
Depreciation, depletion and amortization	307,389	145,928	20,357
Accretion of asset retirement obligations	8,176	3,991	738
General and administrative expense	26,450	26,507	4,361
Loss (gain) on derivative financial instruments	6,072	(2,937)	68
Total Costs and Expenses	499,632	246,069	35,510
Operating Income	143,600	95,215	11,602
Other Income (Expense)
Interest income	1,403	1,910	5,000
Interest expense	(103,260)	(60,330)	(7,933)
Total Other Income (Expense)	(101,857)	(58,420)	(2,933)
Income Before Income Taxes	41,743	36,795	8,669
Provision for Income Taxes	14,874	12,665	1,727
Net Income	$26,869	$24,130	$6,942
Earnings per Share
Basic	$0.31	$0.29	$0.14
Diluted	$0.30	$0.29	$0.12
Weighted Average Number of Common Shares Outstanding
Basic	85,809	83,959	49,839
Diluted	90,271	83,959	58,475

See Accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Thousands)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Value
Inception, July 25, 2005	—	$—	$—	$—	$—	$—
Common stock issued	62,500	63	277,676			277,739
Warrants exercised	18,145	18	72,562			72,580
Comprehensive income:
Net income				6,942		6,942
Unrealized loss on derivative financial instruments, net of income tax benefit					(4,552)	(4,552)
Total comprehensive income						2,390
Balance, June 30, 2006	80,645	81	350,238	6,942	(4,552)	352,709
Common stock issued	3,558	3	14,037			14,040
Warrants repurchased			(1,069)			(1,069)
Comprehensive income:
Net income				24,130		24,130
Unrealized gain on derivative financial instruments, net of income tax expense					7,316	7,316
Total comprehensive income						31,446
Balance, June 30, 2007	84,203	84	363,206	31,072	2,764	397,126
Common stock issued	16		568			568
Restricted shares issued	293
Warrants exercised	259		1,292			1,292
Warrants exchanged	60,529	61	236,463			236,524
Warrants repurchased			(20)			(20)
Comprehensive income (loss):
Net income				26,869		26,869
Unrealized loss on derivative financial instruments, net of income tax benefit					(287,774)	(287,774)
Total comprehensive loss						(260,905)
Balance, June 30, 2008	145,300	$145	$601,509	$57,941	$(285,010)	$374,585

See Accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

			Period from Inception July 25, 2005 through June 30, 2006
	Year Ended June 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$26,869	$24,130	$6,942
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense	14,874	13,530	814
Change in derivative financial instruments	1,086	11,759	1,153
Accretion of asset retirement obligations	8,176	3,991	738
Depreciation, depletion and amortization	307,389	145,928	20,357
Amortization and write-off of debt issuance costs	4,273	7,045	494
Common stock issued for Directors’ compensation	67	—	—
Changes in operating assets and liabilities
Accounts receivable	(66,341)	16,458	(26,912)
Prepaid expenses and other current assets	4,835	(12,670)	(5,815)
Accounts payable and other liabilities	86,324	65,226	14,297
Net Cash Provided by Operating Activities	387,552	275,397	12,068
Cash Flows from Investing Activities
Acquisitions	(40,016)	(717,618)	(448,374)
Capital expenditures	(330,078)	(431,827)	(19,703)
Proceeds from the sale of oil and natural gas properties	—	1,400	—
Escrow deposit	—	—	(10,025)
Other	(296)	555	(2,568)
Net Cash Used in Investing Activities	(370,390)	(1,147,490)	(480,670)
Cash Flows from Financing Activities
Proceeds from the issuance of common stock	501	14,040	384,872
Proceeds from long-term debt	310,135	1,199,444	206,650
Proceeds from exchange of warrants	237,796	—	—
Payments on long-term debt	(410,159)	(349,780)	(14,150)
Payments on put financing	(5,574)	(8,794)	(330)
Stock issuance costs	—	—	(22,308)
Debt issuance costs	(675)	(24,353)	(4,172)
Other	(8)	(1,069)	(19,571)
Net Cash Provided by Financing Activities	132,016	829,488	530,991
Net Increase (Decrease) in Cash and Cash Equivalents	149,178	(42,605)	62,389
Cash and Cash Equivalents, beginning of year/period	19,784	62,389	—
Cash and Cash Equivalents, end of year/period	$168,962	$19,784	$62,389

See Accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies

Nature of Operations.  Energy XXI (Bermuda) Limited (“Energy XXI”) was incorporated in Bermuda on July 25, 2005. Energy XXI (together, with its wholly owned subsidiaries, the “Company”), is an independent oil and natural gas company with its principal wholly owned subsidiary, Energy XXI Gulf Coast, Inc. (“EGC”), headquartered in Houston, Texas. We are engaged in the acquisition, exploration, development and operation of oil and natural gas properties onshore in Louisiana and Texas and offshore in the Gulf of Mexico.

Principles of Consolidation and Reporting.  Our consolidated financial statements include the accounts of Energy XXI and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements for the previous periods include certain reclassifications that were made to conform to current presentation. Such reclassifications have no impact on previously reported net income, stockholders’ equity or cash flows.

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

Business Segment Information.  The Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131 Disclosures about Segments of an Enterprise and Related Information establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise that engage in activities from which it may earn revenues and incur expenses, separate financial information is available and this information is regularly evaluated by the chief operating decision maker for the purpose of allocating resources and assessing performance. Our operations involve the exploration, development and production of oil and natural gas and are entirely located in the United States of America. We have a single, company-wide management team that administers all properties as a whole rather than as discrete operating segments.

Cash and Cash Equivalents.  We consider all highly liquid investments, with maturities of 90 days or less when purchased, to be cash and cash equivalents.

Allowance for Doubtful Accounts.  We establish provisions for losses on accounts receivables if it is determined that collection of all or a part of an outstanding balance is not probable. Collectibility is reviewed regularly and an allowance is established or adjusted, as necessary, using the specific identification method. As of June 30, 2008 and 2007, no allowance for doubtful accounts was necessary.

General and Administrative Expense.  Under the full cost method of accounting, a portion of our general and administrative expense that is directly identified with our acquisition, exploration and development activities is capitalized as part of oil and natural gas properties. These capitalized costs include salaries, employee benefits, costs of consulting services, and other direct costs incurred to directly support those employees that are directly involved in acquisition, exploration and development activities. The capitalized costs do not include costs related to production operations, general corporate overhead or similar activities. Our capitalized general and administrative expense directly related to our acquisition, exploration and development activities for the years ended June 30, 2008 and 2007 and for the period from inception (July 25, 2005) through June 30, 2006 was $17.7 million, $7.7 million and $1.9 million, respectively.

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

Oil and natural gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unevaluated properties and include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. We exclude these costs until the property has been evaluated. We also allocate a portion of our acquisition costs to unevaluated properties based on relative value. Costs are transferred to the full cost pool as the properties are evaluated or over the life of the reservoir.

We evaluate the impairment of our evaluated oil and gas properties through the use of a ceiling test as prescribed by SEC Regulation S-X Rule 4-10. Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capital costs. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves. Oil and gas reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be precisely measured. Such cost estimates related to future development costs of proved oil and gas reserves could be subject to significant revisions due to changes in regulatory requirements, technological advances and other factors which are difficult to predict. At June 30, 2008, 2007 and 2006, a 10 percent decrease in oil and gas prices would not impact the results of our full cost ceiling limitation test.

Depreciation, Depletion and Amortization.  The depreciable base for oil and natural gas properties includes the sum of all capitalized costs net of accumulated depreciation, depletion and amortization (“DD&A”), estimated future development costs and asset retirement costs not included in oil and natural gas properties, less costs excluded from amortization. The depreciable base of oil and natural gas properties is amortized using the unit-of-production method. Other property, which includes, leasehold improvements, office and computer equipment and vehicles are stated at original cost and are depreciated using the straight-line method over the useful life of the assets, which ranges from three to five years.

Ceiling Test.  Under the full cost method of accounting, we are required to periodically perform a “ceiling test” that determines a limit on the book value of our oil and gas properties. If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related tax effects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. Future net cash flows are based on period-end commodity prices and exclude future cash outflows related to estimated abandonment costs. We did not have a ceiling test impairment during the years/period ended June 30, 2008, 2007 or 2006.

Capitalized Interest.  Oil and natural gas investments in significant unproved properties and major development projects, on which DD&A expense is not currently recorded and on which exploration or development activities are in progress, qualify for capitalization of interest. Capitalized interest is calculated by multiplying our weighted-average interest rate on debt by the amount of qualifying costs. Capitalized interest cannot exceed gross interest expense. As excluded oil and natural gas costs are transferred to the depreciable base, the associated capitalized interest is also transferred. For the period from inception (July 25, 2005) to June 30, 2006 and for the years ended June 30, 2007 and 2008, we have not capitalized any interest expense.

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

Debt Issuance Costs.  Costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the scheduled maturity of the debt utilizing the straight-line method, which approximates the interest method.

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

Income Taxes.  We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Provisions for income taxes include deferred taxes resulting primarily from temporary differences due to different reporting methods for oil and natural gas properties and derivative instruments for financial reporting purposes and income tax purposes. For financial reporting purposes, all exploratory and development expenditures are capitalized and depreciated, depleted and amortized on the unit-of-production method. For income tax purposes, only the equipment and leasehold costs relative to successful wells are capitalized and recovered through depreciation or depletion. Generally, most other exploratory and development costs are charged to expense as incurred; however, we may use certain provisions of the Internal Revenue Code which allow capitalization of intangible drilling costs where management deems appropriate. Other financial and income tax reporting differences occur as a result of statutory depletion.

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

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Recent Accounting Pronouncements

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

Accounting for Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The provisions of SFAS No. 157 will be applied prospectively as of the beginning of the fiscal year in which it is initially applied except for, among other items, a financial instrument that was measured at fair value at initial recognition under Statement 133 using the transaction price in accordance with the guidance in footnote 3 of Issue 02-3 prior to initial application of SFAS No. 157. We will adopt the provisions of SFAS No. 157 effective July 1, 2008 and we do not expect the adoption of such statement to have a significant impact on our results of operations or financial position.

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

This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. This FSP has no impact on our consolidated financial statements for the period from inception (July 25, 2005) to June 30, 2006 or for the years ended June 30, 2007 and June 30, 2008.

Accounting for the Fair Value Option for Financial Assets and Financial Liabilities.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. SFAS No. 159 requires that we report unrealized gains and losses on items for which we elect the fair value option in earnings. We are required to adopt the provisions of SFAS No. 159 beginning with our first

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Recent Accounting Pronouncements  – (continued)

fiscal quarter in fiscal 2009, although the FASB permits earlier adoption. We will adopt the provisions of SFAS No. 159 effective July 1, 2008 and we do not expect the adoption of such statement to have a significant impact on our results of operations or financial position.

Accounting for Business Combinations.  In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the date of adoption.

Disclosures About Derivative Instruments and Hedging Activities.  In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Many have expressed concerns that the existing disclosure requirements in SFAS No. 133 do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently evaluating the impact of SFAS No. 161 and whether to early adopt its provisions.

Determination of the Useful Life of Intangible Assets.  In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued after December 15, 2008. We do not expect the adoption of FSP 142-3 to have a material effect on our results of operations or financial position.

The Hierarchy of Generally Accepted Accounting Principles.  In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. We do not expect the adoption of SFAS No. 162 to have a material effect on our results of operations or financial position.

Note 3 — Acquisitions

Partnership

In July 2007, we acquired a 49.5 percent limited partnership interest in the Castex Energy 2007, L.P. (the “Partnership”). The Partnership was formed on May 30, 2007 with Castex Energy, Inc. as general partner and Castex Energy 2005, L.P. as the limited partner. Revenue and expenses are allocated 1 percent to the general partner and 99 percent to the limited partners. The Partnership was formed to acquire certain onshore southern Louisiana assets from EPL of Louisiana, L.L.C. effective April 1, 2007 for consideration of $71.7 million.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Acquisitions  – (continued)

The Partnership financed the acquisition with a $73 million credit agreement with Lehman Brothers Inc. acting as sole arranger and Lehman Commercial Paper Inc. as administrative agent. The credit agreement required the Partnership to enter into certain derivative transactions and under certain circumstances requires additional capital contributions by the partners of up to $15 million.

The following table presents the allocation of our 49.5 percent interest of the assets acquired and liabilities assumed, based on their fair values on July 1, 2007 (in thousands):

Net working capital	$5,678
Other assets	510
Oil and natural gas properties	29,947
Total Assets	$36,135
Long-term debt	$36,135

On November 30, 2007, our proportionate share of the Partnership assets and liabilities were distributed to us. On December 3, 2007, we paid off our proportionate share of the Partnership debt utilizing our First Lien revolver.

East Cameron Field

In July 2007, we acquired from ExxonMobil for $3.5 million plus assumption of asset retirement obligations, their approximately 30 percent interest in the East Cameron 334/335 Field in the Gulf of Mexico. We had previously acquired an interest in this field from Pogo Producing Company.

Pogo Properties

On April 24, 2007, we announced that we had conditionally agreed to purchase certain oil and natural gas properties in the Gulf of Mexico (the “Pogo Properties”) from Pogo Producing Company (the “Pogo Acquisition”). The Pogo Acquisition included working interests in 28 oil and gas fields.

On June 8, 2007, we closed the purchase of these properties for $409.8 million, net of approximately $7.8 million in preference rights that were exercised and the assumption of $1.8 million of non-current liabilities.

Subsequent to closing, it was determined that the preference rights related to the South Pass 49 pipeline would not be exercised, so we paid an additional $3 million to Pogo, which was accrued at June 30, 2007. We received a preliminary settlement in December 2007 and received the final settlement statement in July 2008 for the properties’ operation for the period from the effective date (April 1, 2007) to the closing date. The allocation between evaluated properties and unevaluated properties is preliminary.

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

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Acquisitions  – (continued)

The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values on July 28, 2006 (in thousands):

Oil and natural gas properties	$318,024
Asset retirement obligations	(5,518)
Cash paid, including acquisition costs of $1,362	$312,506

Marlin

On February 21, 2006, we entered into a definitive agreement with Marlin Energy, L.L.C. (“Marlin”) to acquire 100 percent of the membership interests in Marlin Energy Offshore, L.L.C. and Marlin Texas GP, L.L.C. and the limited partnership interests in Marlin Texas, L.P. (collectively, the “Oil and Gas Assets”) for total cash consideration of approximately $448.4 million, including acquisition costs of $1.6 million. Total cash consideration included an initial purchase price payment of $421 million, working capital payments of $9.8 million, and purchase price adjustments from the contractual effective date of the transaction (January 1, 2006) through the closing date (April 4, 2006) of $16 million. The Oil and Gas Assets represented interests in oil and natural gas production properties and undeveloped acreage in approximately 34 onshore and offshore fields.

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

Pogo and Castex Pro Forma Information (Unaudited)

The following summarized unaudited pro forma financial information for the period from inception (July 25, 2005) through June 30, 2006 and for the year ended June 30, 2007 assumes that the Pogo and Castex Acquisitions had occurred on July 1, 2005. These unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of the results that would have occurred if we had completed the acquisitions as of July 1, 2005 or the results that will be attained in the future (in thousands except share and per share data).

	Year Ended June 30, 2007	Period from Inception July 25, 2005 through June 30, 2006
Revenues	$471,265	$262,992
Operating Income	88,573	42,394
Net Loss	(4,364)	(13,428)
Loss per Share
Basic	$(0.05)	$(0.16)
Diluted	(0.05)	(0.16)

Marlin Pro Forma Information (Unaudited)

The following summarized unaudited pro forma financial information for the period from inception (July 25, 2005) through June 30, 2006 assumes that the Marlin Acquisition had occurred on July 1, 2005.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Acquisitions  – (continued)

These unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of the results that would have occurred if we had completed the acquisition as of July 1, 2005 or the results that will be attained in the future (in thousands except share and per share data).

Revenues	$157,110
Net Loss	(14,909)
Loss per Share
Basic	$(0.23)
Diluted	(0.23)

The following table reflects the cash acquisition costs for the year ended June 30, 2008 (in thousands):

Year Ended June 30, 2008
Partnership Acquisition and Closing Adjustment	$32,544
East Cameron 334/335 Field Acquisition	3,521
East Cameron 334/335 Field Closing Adjustment	(136)
POGO Acquisition Closing Adjustment	2,536
Marlin Closing Adjustment	1,523
Castex Acquisition Closing Adjustment	28
$40,016

Note 4 — Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30,
	2008	2007
Oil and gas properties
Proved properties	$1,816,313	$1,412,890
Less: Accumulated depreciation, depletion and amortization	470,718	165,186
Proved properties – net	1,345,595	1,247,704
Unproved properties	215,681	243,981
Oil and gas properties – net	1,561,276	1,491,685

Other property and equipment	12,898	4,194
Less: Accumulated depreciation	2,878	1,097
Other property and equipment – net	10,020	3,097
Total property and equipment	$1,571,296	$1,494,782

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30,
	2008	2007
First lien revolver	$192,000	$292,024
High yield facility	750,000	750,000
Put premium financing	9,697	8,434
Capital lease obligation	525	561
Total debt	952,222	1,051,019
Less current maturities	7,250	5,508
Total long-term debt	$944,972	$1,045,511

Maturities of long-term debt as of June 30, 2008 are as follows (in thousands):

Year Ending June 30,
2009	$7,250
2010	2,918
2011	192,054
2012	—
2013	750,000
Thereafter	—
Total	$952,222

First Lien Revolver

Our first lien revolver was amended and restated on June 8, 2007. This facility was entered into by our subsidiary, EGC. This facility has a face value of $700 million and matures on June 8, 2011. The credit facility bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate, plus applicable margins ranging from 1.50 percent to 2.25 percent or an alternate base rate, based on the federal funds effective rate plus applicable margins ranging from 0.50 percent to 1.25 percent. However, if an additional equity contribution in an amount of at least $50 million is made by us to EGC, all of the margins above will be subject to a 0.25 percent reduction. This equity investment was made in June 2008. The credit facility is secured by mortgages on at least 85 percent of the value of our proved reserves. Our initial borrowing base under the facility was $425 million.

On November 19, 2007, the credit facility was further amended. The amendment, among other things, increased the borrowing base to $450 million, of which approximately $192 million was borrowed as of June 30, 2008 and modified the commodity hedge limitations and minimum liquidity during certain periods. We incurred $0.7 million to amend the first lien revolver including $0.5 million associated with syndicating the credit facility.

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

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Long-Term Debt  – (continued)

The first lien revolving credit facility also contains customary events of default, including, but not limited to non-payment of principal when due, non-payment of interest or fees and other amounts after a grace period, failure of any representation or warranty to be true in all material respects when made or deemed made, defaults under other debt instruments (including the indenture governing the notes), commencement of a bankruptcy or similar proceeding by or on behalf of us or a guarantor, judgments against us or a guarantor, the institution by us to terminate a pension plan or other ERISA events, any change in control, loss of liens, failure to meet financial ratios, and violations of other covenants subject, in certain cases, to a grace period. As of June 30, 2008, we are in compliance with all covenants.

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

The notes are guaranteed by us and each of EGC’s existing and future material domestic subsidiaries. We have the right to redeem the new notes under various circumstances and are required to make an offer to repurchase the new notes upon a change of control and from the net proceeds of asset sales under specified circumstances. (See Note 20).

Put Premium Financing

We finance puts that we purchase with our hedge providers. Substantially all of our hedges are done with members of our bank groups. Put financing is accounted for as debt and this indebtedness is pari pasu with borrowings under the first lien revolving credit facility. The hedge financing is structured to mature when the put settles so that we realize the value net of hedge financing. As of June 30, 2008 and June 30, 2007, our outstanding hedge financing totaled $9.7 million and $8.4 million, respectively.

Interest Expense

Interest expense for the year ended June 30, 2008 was $103.3 million, which includes $4.3 million of amortization of debt issuance costs, interest expense of $97.6 million associated with the high yield facility, the first lien revolver and the Partnership debt and $1.4 million associated with the put premium financing and other. Interest expense for the year ended June 30, 2007, of $60.3 million, consists of $7.0 million of amortization and write-off of debt issuance costs, interest expense of $48.1 million associated with the first lien revolver, second lien facility and the high yield facility, $3.3 million in prepayment penalties and $1.9 million associated with put premium financing and other. Interest expense for the period ended June 30, 2006 consisted of $7.7 million related to the first and second lien facilities and $0.2 million associated with put premium financing.

Note 6 — Note Payable

In July 2007, we entered into a $17.9 million note payable with AFCO Credit Corporation to finance a portion of our insurance premiums. The note is payable in 11 monthly installments of $1,671,608, including interest at an annual rate of 4.95 percent, beginning August 1, 2007. The note has been paid of as of June 30, 2008.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Asset Retirement Obligations

The following table describes the changes to our asset retirement obligations (in thousands):

	Year Ended June 30,
	2008	2007
Balance at beginning of year	$75,829	$37,844
Liabilities acquired	12,863	37,762
Liabilities incurred	12,230	4,618
Liabilities settled	(21,500)	(4,614)
Revisions in estimated cash flows	10,216	(3,772)
Accretion expense	8,176	3,991
Total balance at end of year	97,814	75,829
Less current portion	16,717	12,465
Long-term balance at end of year	$81,097	$63,364

Note 8 — Derivative Financial Instruments

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

Cash settlements, net of the amortization of purchased put premiums on effective cash flow hedges for the year ended June 30, 2008 resulted in a decrease in crude oil and natural gas sales in the amount of $78.9 million. For the year ended June 30, 2008, we recognized a gain of approximately $0.5 million related to the net price ineffectiveness of our hedged crude oil and natural gas contracts and a realized loss of approximately $3.9 million and an unrealized loss of approximately $2.7 million, respectively, on derivative financial transactions that did not qualify for hedge accounting.

Cash settlements, net of the amortization of purchased put premiums on effective cash flow hedges for the year ended June 30, 2007 resulted in an increase in crude oil and natural gas sales in the amount of $32.4 million. For the year ended June 30, 2007, we recognized a loss of approximately $0.7 million related to the net price ineffectiveness of our hedged crude oil and natural gas contracts and a realized gain of

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Derivative Financial Instruments  – (continued)

approximately $3.3 million and an unrealized gain of approximately $0.3 million, respectively, on derivative financial transactions that did not qualify for hedge accounting.

Cash settlements, net of the amortization of purchased put premiums on effective cash flow hedges for the period from inception (July 25, 2005) through June 30, 2006 resulted in an increase in oil and natural gas sales in the amount of $1.4 million. During the period from inception (July 25, 2005) through June 30, 2006, we recognized income of $119,736 related to the net price ineffectiveness of our hedged crude oil and natural gas contracts. Cash settlements on derivative contracts not designated as hedges resulted in a loss of $187,300 for the period from inception (July 25, 2005) through June 30, 2006.

As of June 30, 2008, we had the following contracts outstanding (Asset (Liability) and Fair Value Gain (Loss) in thousands):

	Crude Oil				Natural Gas
			Total				Total		Total
Period	Volume (MBbls)	Contract Price(1)	Asset (Liability)	Fair Value (Loss)	Volume (MMMBtus)	Contract Price(1)	Asset (Liability)	Fair Value (Loss)	Asset (Liability)	Fair Value (Loss)(2)
Puts
7/08 – 6/09	53	$60.00	$(15)	$(138)	230	$8.00	$(13)	$(135)	$(28)	$(273)
Put Spreads
7/08 – 6/09	1,002	85.00/110.00	5,326	489	3,350	5.87/7.73	(3,262)	(3,422)	2,064	(2,933)
7/09 – 6/10	552	85.00/110.00	3,747	798					3,747	798
			9,073	1,287			(3,262)	(3,422)	5,811	(2,135)
Swaps
7/08 – 6/09	1,776	76.85	(111,209)	(72,322)	9,500	9.00	(41,960)	(29,419)	(153,169)	(101,741)
7/09 – 6/10	987	70.94	(63,992)	(41,610)	6,550	8.33	(22,180)	(14,417)	(86,172)	(56,027)
7/10 – 6/11	364	70.95	(22,278)	(14,483)	2,660	8.12	(6,814)	(4,429)	(29,092)	(18,912)
			(197,479)	(128,415)			(70,954)	(48,265)	(268,433)	(176,680)
Collars
7/08 – 6/09	670	73.78/102.26	(28,824)	(18,736)	2,020	7.90/10.30	(6,501)	(1,379)	(35,325)	(20,115)
7/09 – 6/10	776	76.53/105.94	(30,475)	(19,809)	273	8.00/8.85	(872)	—	(31,347)	(19,809)
7/10 – 6/11	302	76.49/104.68	(11,603)	(7,542)					(11,603)	(7,542)
			(70,902)	(46,087)			(7,373)	(1,379)	(78,275)	(47,466)
Three-Way Collars
7/08 – 6/09	697	53.97/67.37/79.13	(43,160)	(28,054)	3,660	5.87/7.84/10.01	(12,372)	(8,042)	(55,532)	(36,096)
7/09 – 6/10	326	52.79/67.44/81.41	(18,773)	(12,203)	2,510	6.00/8.14/9.94	(5,826)	(3,787)	(24,599)	(15,990)
7/10 – 6/11	97	51.27/66.27/82.03	(5,270)	(3,426)	860	6.00/8.21/9.92	(1,346)	(875)	(6,616)	(4,301)
			(67,203)	(43,683)			(19,544)	(12,704)	(86,747)	(56,387)
Total			$(326,526)	$(217,036)			$(101,146)	$(65,905)	$(427,672)	$(282,941)

(1)	The contract price is weighted-averaged by contract volume.
(2)	The gain on derivative contracts is net of applicable income taxes.

We have reviewed the financial strength of our hedge counterparties and believe the credit risk to be minimal. At June 30, 2008, we had no deposits for collateral with our counterparties.

On June 26, 2006, we entered into an interest rate costless collar to mitigate the risk of loss due to changes in interest rates. The dollar amount hedged was $75 million with the interest rate collar being 5.45 percent to 5.75 percent. At June 30, 2008, we had deferred $2.1 million, net of tax benefit, in losses in OCI related to this instrument.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Derivative Financial Instruments  – (continued)

The following table reconciles the changes in accumulated other comprehensive income (loss) (in thousands):

	Year Ended
	June 30, 2008	June 30, 2007
Balance at beginning of year	$2,764	$(4,552)
Hedging activities:
Change in fair value of crude oil and natural gas hedging positions	(286,043)	7,783
Change in fair value of interest rate hedging position	(1,731)	(467)
Balance at end of year	$(285,010)	$2,764

Note 9 — Stockholders’ Equity

Common Stock

Our common stock trades on NASDAQ and on the London Stock Exchange Alternative Investment Market (“AIM”) under the symbol “EXXI.” Our restricted common stock trades on the AIM under the symbol “EXXS.” Our shareholders are entitled to one vote for each share of common stock held on all matters to be voted on by shareholders.

As of June 30, 2008, we have 362,556 shares of our common stock, which we repurchased in the open market at a cost of approximately $2.2 million, that we plan to reissue, in lieu of cash, to our employees within one year in connection with our 2006 Long-Term Incentive Plan. The cost of such shares is included in other current assets on the accompanying consolidated balance sheet. (See Note 11).

Preferred Stock

Our bye-laws authorize the issuance of 2,500,000 shares of preferred stock. Our Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. We have not issued any preferred stock as of June 30, 2008, 2007 and 2006.

Warrants

We issued 100,000,000 warrants to stockholders in October 2005 as part of its admission to trading on the AIM. Each warrant entitles the holder to purchase one common share at a price of $5.00 per share. The warrants will be redeemable, at any time after they become exercisable, upon written consent of the placing agents, at a price of $0.01 per warrant upon 30 days notice after the warrants become exercisable, if, and only if, the last independent bid price of the common shares equals or exceeds $8.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption and the weekly trading volume of our common shares has exceeded 800,000 for each of the two calendar weeks before we send the notice of redemption. Investors will be afforded the opportunity to exercise the warrants on margin and simultaneously sell the shares for a “cashless exercise” if we call the warrants. The warrants will expire October 20, 2009. On June 7, 2006, in conjunction with the Castex Acquisition, we temporarily reduced the exercise price on the warrants from $5 a share to $4 per share for warrant holders who exercised prior to July 10, 2006. As of June 30, 2006, we had 81,854,871 outstanding warrants exercisable for $4 per share. At June 30, 2006, 18,145,129 warrants had been exercised, resulting in total cash inflow of approximately $65.3 million and recognition of the stock subscription receivable of approximately $7.3 million. Cash was received in the amount of approximately $7.3 million in July 2006 in satisfaction of the stock subscription receivable.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Stockholders’ Equity  – (continued)

As of June 30, 2007, we had 77,389,872 outstanding warrants exercisable for $5 per share. During the year ended June 30, 2007, 3,264,999 warrants were exercised, resulting in total cash inflow of approximately $13.1 million. We also repurchased 1,200,000 warrants at a cost of $1.1 million.

As of June 30, 2008, we had 12,977,417 outstanding warrants exercisable for $5 per share. In May 2008, we announced a tender offer for the outstanding warrants under the following three options: the warrant holder would receive one unrestricted common share for every five Warrants tendered (“Cashless Option”); the warrant holder would receive two unrestricted common shares for every three Warrants and $6.35 cash payment tendered (“Cash Option”); and/or the warrant holder would receive one unrestricted common share for every Warrant and $4.00 cash payment tendered (“Reduced Cash Option”). A total of 64,104,055 warrants were exchanged for 60,529,369 shares of common stock. In addition, 258,400 warrants were exercised at $5.00 per warrant. Total cash inflow related to these two items was approximately $237.8 million. We also repurchased 50,000 warrants at a cost of $20,000 in April 2008.

Unit Purchase Option

As part of the placement on the AIM, we issued to an underwriter and its designees (including its officers) an option (exercisable in whole or part) to subscribe up to 5,000,000 Units at a price of $6.60 per Unit. Each unit would consist of one common share and two warrants. The warrants would each be convertible into a share of our common stock at $5.00 per share with an expiration date of October 20, 2009. Fair value of the options, determined by using the Black-Scholes pricing model, was approximately $8.2 million, and recorded as a cost of the Placement in stockholders’ equity and additional paid-in capital. The options expire on October 20, 2010. There were no unit purchase options exercised at June 30, 2008, 2007 and 2006.

Note 10 — Supplemental Cash Flow Information

The following represents our supplemental cash flow information (in thousands):

	Year Ended June 30,		Period from Inception July 25, 2005 through June 30, 2006
	2008	2007
Cash paid for interest	$97,937	$48,630	$4,760
Cash paid (received) for income taxes	(2,000)	2,400	—

The following represents our non-cash investing and financing activities (in thousands):

	Year Ended June 30,		Period from Inception July 25, 2005 through June 30, 2006
	2008	2007
Additions to property and equipment by recognizing accounts payables	$48,595	$50,866	$5,986
Put premiums acquired through financing	7,097	—	16,958
Common stock issued through recognition of a receivable	—	—	7,326
Additions to property and equipment by recognizing asset retirement obligations	5,803	4,618	511
Capital expenditures submitted for insurance reimbursement that were incurred by recognizing accounts payable	—	—	13,438
Unit purchase options issued to underwriters	—	—	8,157

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Employee Benefit Plans

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

At our discretion, at the time the Phantom Stock vest, we have the ability to offer the employee an option to accept common shares in lieu of cash. Upon a change in control of the Company, all outstanding Phantom Stock become immediately vested and payable.

As of June 30, 2008, we have 2,200,472 unvested Phantom Stock units. In addition, we have outstanding 331,666 unvested Restricted Shares as of June 30, 2008. For the year ended June 30, 2008, we recognized compensation expense of $6.9 million. A liability has been recognized as of June 30, 2008 in the amount of $5.4 million, in accrued liabilities in the accompanying consolidated balance sheet. The amount of the liability will be remeasured at fair value as of each reporting date.

As of June 30, 2007, we had 1,593,700 unvested Phantom Stock units and in addition we had outstanding 78,334 unvested Restricted Shares. For the year ended June 30, 2007, we recognized compensation expense of $2.5 million. A liability has been recognized as of June 30, 2007 in the amount of $1.7 million in accrued liabilities in the accompanying consolidated balance sheet. The amount of the liability will be remeasured at fair value as of each reporting date. For the period from inception (July 25, 2005) to June 30, 2006, we recognized compensation expense of $221,000.

Restricted Shares activity during is as follows:

	Number of Shares	Grant-Date Fair Value per Share
Non-vested at June 30, 2005	—	—
Granted on April 10, 2006	62,500	$4.93
Granted on April 17, 2006	55,000	4.85
Vested during fiscal 2007	(39,166)
Non-vested at June 30, 2007	78,334	4.89
Granted on July 1, 2007	292,500	6.65
Vested during fiscal 2008	(39,168)
Non-vested at June 30, 2008	331,666	6.44

We determine the fair value of the Restricted Shares based on the market price of our Common Stock on the date of grant. Compensation cost for the Restricted Shares is recognized on a straight line basis over the vesting or service period. As of June 30, 2008 there was approximately $1.5 million of the unrecognized compensation cost related to non-vested Restricted Shares. We expect approximately $0.8 million to be recognized over fiscal 2009 and $0.7 million to be recognized during the fiscal year ended 2010.

Defined Contribution Plans.  Our employees are covered by a discretionary noncontributory profit sharing plan. The plan provides for annual employer contributions based upon 10 percent of annual compensation. We also sponsor a qualified 401(k) Plan which provides for matching. The cost to us under these plans for the years ended June 30, 2008 and 2007 was $1.7 million and $0.8 million and $1.4 million and $0.4 million, respectively. For the period from inception (July 25, 2005) to June 30, 2006 the combined cost of these plans was $0.1 million.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Related Party Transactions

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

We entered into employment agreements with each of Messrs. Schiller, Weyel, and Griffin, who serve as our Chief Executive Officer and Chairman of our Board of Directors, President and Chief Operating Officer, and Chief Financial Officer, respectively. Under these agreements, each of the executives will also be entitled to additional benefits, including reimbursement of business and entertainment expenses, paid vacation, company-provided use of a car (or a car allowance), life insurance, certain health and country club memberships, and participation in other company benefits, plans, or programs that may be available to other executive employees of ours from time to time. Each employment agreement has an initial term beginning on April 4, 2006, and ending on October 20, 2008, after which it will be automatically extended for successive one-year terms unless either the executive or we give written notice within 90 days prior to the end of the term that such party desires not to renew the employment agreement. (See Note 20).

Note 13 — Earnings per Share

Basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Except when the effect would be anti-dilutive, the diluted earnings per share include the impact of restricted stock and the potential dilution that would occur if warrants to issue common stock were exercised. The following table sets forth the calculation of basic and diluted earnings per share (“EPS”) (in thousands, except per share data):

	Year Ended June 30,		Period from Inception July 25, 2005 through June 30, 2006
	2008	2007
Net Income	$26,869	$24,130	$6,942
Weighted average shares outstanding for basic EPS	85,809	83,959	49,839
Add dilutive securities: warrants and unit purchase options	4,462	—	8,636
Weighted average shares outstanding for diluted EPS	90,271	83,959	58,475
Earnings per share
Basic	$0.31	$0.29	$0.14
Diluted	0.30	0.29	0.12

Note 14 — Hurricanes Katrina and Rita

We acquired properties that were damaged by hurricanes Katrina and Rita. Our insurance coverage is an indemnity program that provides for reimbursement after funds are expended.

In January 2007, we reached a global settlement for $38.8 million with our insurance carrier. The entire amount has been received.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Commitments and Contingencies

Litigation.  We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material affect on our financial position or results of operations.

Lease Commitments.  We have a non-cancelable operating lease for office space that expires on December 31, 2017. Future minimum lease commitments as of June 30, 2008 under the operating leases are as follows (in thousands):

Year Ending June 30,
2009	$1,345
2010	1,345
2011	1,345
2012	1,345
2013	1,345
Thereafter	6,041
Total	$12,766

Rent expense for the years/period ended June 30, 2008, 2007 and 2006 was approximately $1,391,000, $735,000 and $76,000, respectively.

Letters of Credit and Performance Bonds.  We had $0.8 million in letters of credit and $11.9 million of performance bonds outstanding as of June 30, 2008.

Drilling Rig Commitments.  We have entered into four drilling rig commitments, one commencing on January 28, 2008 at $100,000 per day until well completion with an option for extension, one commencing on March 24, 2008 at $20,500 per day until well completion, one commencing on April 24, 2008 at $24,000 per day until well completion and one commencing on May 18, 2008 at $60,000 per day until well completion. The preceding commitments extend past June 30, 2008, however, the commitment amounts cannot be calculated since the well completion dates are not known.

Note 16 — Income Taxes

We are a Bermuda company and we are generally not subject to income tax in Bermuda. We operate through our various subsidiaries in the United States; accordingly, income taxes have been provided based upon U.S. tax laws and rates as they apply to our current ownership structure.

The amounts of income before income taxes attributable to U.S. and non-U.S. operations are as follows:

	Year Ended June 30,		Period from Inception July 25, 2005 through June 30, 2006
	2008	2007
	(In Thousands)
U.S. income	$17,162	$14,215	$3,017
Non-U.S. income	24,581	22,580	5,652
Income before income taxes	$41,743	$36,795	$8,669

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Income Taxes  – (continued)

The components of our income tax provision (benefit) are as follows:

	Year Ended June 30,		Period from Inception July 25, 2005 through June 30, 2006
	2008	2007
	(In Thousands)
Current
United States	$—	$(837)	$836
State	4	(28)	77
Total current	4	(865)	913
Deferred
United States	14,769	11,993	814
State	101	1,537	—
Total deferred	14,870	13,530	814
Total income tax provision	$14,874	$12,665	$1,727

The following is a reconciliation of statutory income tax expense to our income tax provision:

	Year Ended June 30,		Period from Inception July 25, 2005 through June 30, 2006
	2008	2007
	(In Thousands)
Income before income taxes	$41,743	$36,795	$8,669
Statutory rate	35%	35%	35%
Income tax expense computed at statutory rate	14,610	12,878	3,034
Reconciling items
Federal withholding obligation	8,473	7,477	—
Non taxable foreign income	(8,603)	(7,903)	(1,357)
State income taxes, net of federal tax benefit	103	980	50
Other – net	291	(767)	—
Tax provision	$14,874	$12,665	$1,727

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Income Taxes  – (continued)

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of our deferred taxes are detailed in the table below:

	Year Ended June 30,		Period from Inception July 25, 2005 through June 30, 2006
	2008	2007
	(In Thousands)
Deferred tax assets
Asset retirement obligations	$34,234	$26,540	$258
Tax loss carryforwards on U.S. operations	60,705	89,278	—
Derivative instruments	154,345	—	2,451
Accrued interest expense	19,407	9,604	—
Employee benefit plans	2,550	641	104
Other	—	451	68
Total deferred tax assets	271,241	126,514	2,881
Deferred tax liabilities
Derivative instruments and other	—	1,495	143
Oil and natural gas properties	106,802	117,656	—
Federal withholding obligation	16,635	8,238	—
Other property and equipment	10,941	10,697	1,101
Deferred state tax obligation	1,100	4,260	—
Other	11,510	—	—
Total deferred tax liabilities	146,988	142,346	1,244
Net deferred tax asset (liability)	$124,253	$(15,832)	$1,637
Reflected in the accompanying balance sheet as
Current deferred tax asset	$88,198	$—	$—
Current deferred tax liability	—	(1,044)	(143)
Non-current deferred tax asset	36,055	—	1,780
Non-current deferred tax liability	—	(14,788)	—
Net deferred tax asset (liability)	$124,253	$(15,832)	$1,637

At June 30, 2008, we have a federal tax loss carryforward (“NOLs”) of approximately $173.4 million and a state income tax loss carryforward of approximately $3.4 million, which will expire in various amounts beginning in 2022 and ending in 2027.

Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize its NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership percentage of certain shareholders in the stock of the corporation by more than 50 percentage points over a three year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax exempt rate (which is 4.57% for the month of June 2008). Any unused annual limitation may be carried over to later years. The amount of the limitation may, under certain circumstances, be increased by the built-in gains held

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Income Taxes  – (continued)

by the Company at the time of the ownership change that are recognized in the five year period after the change. We are currently assessing the stock issuances during the year to determine if an ownership change may have occurred.

In the event there has been an ownership change, management has determined that any applicable annual limitation should be sufficient to allow us to utilize the NOLs during their carryforward period and that no valuation allowance is required.

We filed our initial tax return for the tax year ended June 30, 2006 as well as the return for the tax year ended June 30, 2007. Both of these tax years are open for examination by the U.S. and state taxing authorities.

Note 17 — Concentrations of Credit Risk

Major Customers.  We market substantially all of our oil and natural gas production from the properties we operate. We also market more than half of our oil and natural gas production from the fields we do not operate. The majority of our operated gas, oil and condensate production is sold to a variety of purchasers under short-term (less than 12 months) contracts at market-based prices. The following table identifies customers from whom we derived 10 percent or more our net oil and natural gas revenues during the years ended June 30, 2008 and 2007 and during the period from inception (July 25, 2005) through June 30, 2006. Based on the availability of other customers, we do not believe the loss of any of these customers would have a significant effect on our operations or financial condition.

	Year Ended June 30,		Period from Inception July 25, 2005 through June 30, 2006
Customer	2008	2007
	(Percent of Total Revenue)
Shell Trading Company	62%	35%	—
Chevron, USA	—	—	57%
Louis Dreyfus Energy Services, LP	—	—	14%

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

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Fair Value of Financial Instruments

We include fair value information in the notes to the consolidated financial statements when the fair value of our financial instruments is different from the book value. We believe that the carrying value of our cash and cash equivalents, receivables, accounts payable, accrued liabilities and short-term and long-term debt, other than our high yield facility, materially approximates fair value due to the short-term nature and the terms of these instruments. We believe that the fair value of our high yield facility as of June 30, 2008 was $698 million.

Note 19 — Prepayments and Accrued Liabilities

Prepayments and accrued liabilities consist of the following (in thousands):

	June 30,
	2008	2007
Prepaid expenses and other current assets
Advances to joint interest partners	$10,096	$18,841
Insurance	173	—
Estimated federal tax payments	—	2,000
Other	4,393	1,029
Total prepaid expenses and other current assets	$14,662	$21,870
Accrued liabilities
Asset retirement obligations – current	$16,717	$12,465
Employee benefits and payroll	12,755	7,540
Interest	5,269	5,795
Accrued hedge payable	20,153	—
Due to Pogo for non-exercise of preferential rights	—	3,000
Undistributed oil and gas proceeds	31,017	—
Other	5,471	4,659
Total accrued liabilities	$91,382	$33,459

Note 20 — Subsequent Events

Repurchase of Debt

Subsequent to June 30, 2008 through the date of this filing, we purchased a total of $67,500,000 total face amount of the June 2013 bonds issued by EGC at an average cost of 87.10, or $58,792,500, plus accrued interest of an incremental $987,083 for a total cost of $59,779,583. The bonds were paid from utilizing a portion of the total warrant proceeds from the warrant tender offer (see Note 9). The purchased bonds remain outstanding and accrue interest at 10 percent. When reflected in the consolidated financials, the face amount of bonds repurchased will reduce the total amount of bonds outstanding from $750 million to $682.5 million, and the interest expense will be eliminated against the interest income at the consolidated level. The $8,707,500 pre-tax gain on the bonds repurchased will be deferred and amortized over the remaining life of the bonds as it is likely the bonds will be reissued in the near term.

Hurricane Gustav

On September 1, 2008 Hurricane Gustav passed directly over our South Pass 49 and South Timbalier 21 fields and made landfall just west of Port Fourchon, Louisiana, which serves as a critical industry shore base. Inspections to date have revealed limited damage to our facilities from Hurricane Gustav, although additional sub-sea assessments and systems tests are needed before the full extent of damage will be known. Widespread electrical power outages and extensive road and waterway closures in south Louisiana have restricted access to shore bases and critical third-party services, delaying the resumption of operations. Damage assessments to

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 — Subsequent Events  – (continued)

date indicate that our total clean-up and repair costs will be capped at its $7.5 million insurance deductible. We do not purchase business interruption insurance.

Insurance Note

On July 22, 2008, we entered into a note to finance a portion of our insurance premiums. The note is for a total face amount of $17.2 million and bears interest at an annual rate of 3.249 percent. The note amortizes over the remaining term of the insurance, which renews June 30, 2009.

New Employment Agreements

On September 10, 2008, we entered into new employment agreements with Messrs. Schiller, Weyel and Griffin, who serve as our Chief Executive Officer and Chairman of our Board of Directors, President and Chief Operating Officer and Chief Financial Officer, respectively. Under these agreements, each of the executives will also be entitled to additional benefits, including reimbursement of business and entertainment expenses, paid vacation, company-provided use of a car (or a car allowance), life insurance, certain health and country club memberships, and participation in other company benefits, plans or programs that may be available to other executive employees of ours from time to time. Each employment agreement has an initial term of three years and automatically renews each day such that the remaining term is always three years.

Dividends

On September 9, 2008, the Board of Directors (“Board”) declared a Common Stock quarterly cash dividend of $0.005 per share, payable October 20, 2008 to shareholders of record on September 19, 2008. Dividend levels are determined by the Board based on profitability, capital expenditures, financing and other factors.

2008 Fair Market Value Stock Purchase Plan

Effective as of July 1, 2008, we adopted the Energy XXI Services, LLC 2008 Fair Market Value Stock Purchase Plan (“2008 Purchase Plan”), which allows eligible employees, directors, and other service providers of ours and our subsidiaries to purchase from us shares of Common Stock that have been purchased by us on the open market or that have been newly issued by us. In particular, individuals who have been granted restricted stock units pursuant to our 2006 Long-Term Incentive Plan that may be settled in cash may, at our option, use their cash settlement to purchase shares of Common Stock.

Energy XXI Services, LLC 2006 Long-Term Incentive Plan

On July 23, 2008, we awarded 2,091,630 shares of Phantom Stock under the plan and 612,319 shares of restricted stock. As of the date of this filing, we have issued a total of 1,439,063 shares of restricted stock under the plan, of which 807,417 remain unvested. The plan has a limit of 5,000,000 shares of stock. In addition, we have outstanding as of July 23, 2008, 4,833,039 shares of Phantom Stock.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 — Selected Quarterly Financial Data — Unaudited

Unaudited quarterly financial data are as follows (in thousands, except per share amounts):

	Year Ended June 30, 2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$178,762	$167,137	$153,725	$143,608
Operating income	35,765	42,249	36,457	29,129
Net income	$8,220	$10,287	$6,475	$1,887
Basic earnings per common share(1)	$0.09	$0.12	$0.08	$0.02
Diluted earnings per common share(1)	0.08	0.12	0.07	0.02

	Year Ended June 30, 2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$118,716	$77,608	$79,143	$65,817
Operating income	23,263	25,908	28,647	17,397
Net income	$2,208	$9,581	$10,408	$1,933
Basic earnings per common share(1)	$0.03	$0.11	$0.12	$0.02
Diluted earnings per common share(1)	0.02	0.11	0.12	0.02

(1)	The sum of the individual quarterly earnings per share may not agree with year-to-date earnings per share because each quarterly calculation is based on the income for that quarter and the weighted average number of shares outstanding during that quarter.

Note 22 — Supplementary Financial Information — Unaudited

The supplementary data presented herein reflects information for all of our oil and gas producing activities. Costs incurred for oil and gas property acquisition, exploration and development activities follows:

	Year Ended June 30,		Period from Inception July 25, 2005 through June 30, 2006
	2008	2007
	(In Thousands)
Oil and Gas Activities
Property acquisition
Proved	$51,898	$632,707	$393,087
Unproved	1,892	134,340	50,840
Exploration costs	114,639	67,140	—
Development costs	205,681	362,219	18,002
Costs incurred for oil and gas activities	374,110	1,196,406	461,929
Administrative and Other	9,758	2,468	1,701
Total costs incurred	383,868	1,198,874	463,630
Less acquisitions	(40,016)	(717,618)	(448,374)
Less asset retirement obligations and other – net	(13,774)	(49,429)	4,447
Capital expenditures	$330,078	$431,827	$19,703

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 — Supplementary Financial Information — Unaudited  – (continued)

We excluded the following costs related to unproved property costs and major development projects:

	Year Ended June 30,		Period from Inception July 25, 2005 through June 30, 2006
	2008	2007
	(In Thousands)
Unevaluated properties	$215,681	$243,981	$50,840
Wells in progress	57,692	7,185	—
	$273,373	$251,166	$50,840

Oil and natural gas property costs excluded represent investments in unevaluated properties and include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. We exclude these costs until the property has been evaluated. We also allocate a portion of our acquisition costs to unevaluated properties based on relative value. Costs are transferred to the full cost pool as the properties are evaluated or over the life of the reservoir. The wells in progress will be transferred into the amortization base during fiscal 2009 when the results of the drilling activities are known.

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

Estimated quantities of proved domestic oil and gas reserves and changes in quantities of proved developed and undeveloped reserves in thousands of barrels (“MBbls”) and thousands of cubic feet (“MMcf”) for each of the periods indicated were as follows:

	Crude Oil (MBbls)	Natural Gas (MMcf)	Total (MBOE)
Proved reserves at inception July 25, 2005	—	—	—
Production	(446)	(2,459)	(856)
Revisions of previous estimates	106	436	179
Purchases of minerals in place	14,160	66,674	25,272
Proved reserves at June 30, 2006	13,820	64,651	24,595
Production	(2,852)	(18,369)	(5,914)
Extensions and discoveries	4,726	37,235	10,932
Revisions of previous estimates	(523)	(16,233)	(3,229)
Sales of reserves	(224)	(991)	(389)
Purchases of minerals in place	15,393	85,539	29,650
Proved reserves at June 30, 2007	30,340	151,832	55,645
Production	(4,959)	(27,716)	(9,578)
Extensions and discoveries	2,520	7,410	3,755
Revisions of previous estimates	1,909	(11,033)	70
Sales of reserves	(21)	(141)	(45)
Purchases of minerals in place	176	8,846	1,651
Proved reserves at June 30, 2008	29,965	129,198	51,498

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 — Supplementary Financial Information — Unaudited  – (continued)

	Crude Oil (MBbls)	Natural Gas (MMcf)	Total (MBOE)
Proved developed reserves
June 30, 2006	8,922	42,246	15,963
June 30, 2007	20,978	96,751	37,103
June 30, 2008	19,793	77,991	32,792

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

The standardized measure of discounted future net cash flows related to proved oil and gas reserves as of June 30, 2008, 2007 and 2006 are as follows (in thousands):

	June 30,
	2008	2007	2006
Future cash inflows	$5,969,185	$3,197,234	$1,356,910
Less related future
Production costs	986,630	531,253	321,502
Development costs	660,124	582,664	231,692
Income taxes	1,036,581	253,350	144,669
Future net cash flows	3,285,850	1,829,967	659,047
Ten percent annual discount for estimated timing of cash flows	776,151	436,813	184,549
Standardized measure of discounted future net cash flows	$2,509,699	$1,393,154	$474,498

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 — Supplementary Financial Information — Unaudited  – (continued)

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved crude oil and natural gas reserves follows (in thousands):

	Year Ended June 30,		Period from Inception July 25, 2005 through June 30, 2006
	2008	2007
Beginning of year/period	$1,393,154	$474,498	$—
Revisions of previous estimates
Changes in prices and costs	1,628,049	119,317	(22,732)
Changes in quantities	20,088	(58,122)	19,294
Additions to proved reserves resulting from extensions, discoveries and improved recovery, less related costs	207,597	298,677	—
Purchases of reserves in place	109,877	859,709	620,040
Sales of reserves in place	(1,641)	(5,085)	—
Accretion of discount	158,599	57,868	—
Sales, net of production costs	(491,687)	(268,704)	(37,126)
Net change in income taxes	(598,896)	(88,656)	(103,941)
Changes in rate of production and other	84,559	3,652	(1,037)
Net change	1,116,545	918,656	474,498
End of year/period	$2,509,699	$1,393,154	$474,498

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of June 30, 2008, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).

There was no change in our internal control over financial reporting during our last quarterly period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Exhibits. The following documents are filed as a part of this report or incorporated by reference:
(1)	The consolidated financial statements of Energy XXI (Bermuda) Limited are listed on the Index to this report.
(2)	Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated below.
(3)	Exhibits designated by the symbol (†) constitute a management contract or compensatory plan or arrangement.

Exhibit Number	Description	Originally Filed as Exhibit	File Number
3.1	Certificate of Incorporation of Energy XXI (Bermuda) Limited	3.1 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
3.2	Certificate of Incorporation on Change of Name of Energy XXI (Bermuda) Limited	3.2 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
3.3	Certificate of Deposit of Memorandum of Increase of Share Capital of Energy XXI (Bermuda) Limited	3.3 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
3.4	Altered Memorandum of Association of Energy XXI (Bermuda) Limited	3.4 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
3.5	Bye-Laws of Energy XXI (Bermuda) Limited	3.5 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
3.6	Amended Bye-Laws of Energy XXI (Bermuda) Limited	3.1 to Form 8-K filed November 15, 2007	1-33628
4.1	Investor Rights Agreement dated October 13, 2005 among Energy XXI Acquisition Corporation (Bermuda) Limited, Sunrise Securities Corp. and Collins Steward Limited	4.1 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
4.2	Registration Rights Agreement dated October 13, 2005 among Energy XXI Acquisition Corporation (Bermuda) and the investors named therein	4.2 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
4.3	Indenture, by and among, among Energy XXI Gulf Coast, Inc., Energy XXI (Bermuda) Limited, the Guarantors and Wells Fargo Bank, a national banking association, as trustee, dated as of June 8, 2007	4.3 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.1	Amended and Restated First Lien Credit Agreement, dated June 8, 2007, among the Issuer, the guarantors named therein, the various financial institutions, as lenders, The Royal Bank of Scotland plc, as Administrative Agent, RBS Securities Corporation and BNP Paribas, as Syndication Agent, and Guaranty Bank, FSB and BMO Capital MarketsFinancing, Inc., as Co-Documentation Agents	10.1 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.2†*	Employment Agreement dated September 10, 2008 between Energy XXI (Bermuda) Limited and John D. Schiller, Jr.

Exhibit Number	Description	Originally Filed as Exhibit	File Number
10.3†*	Employment Agreement dated September 10, 2008 between Energy XXI (Bermuda) Limited and Steve Weyel
10.4†*	Employment Agreement dated September 10, 2008 between Energy XXI (Bermuda) Limited and David West Griffin
10.5†	2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.5 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.6†	Form of Restricted Stock Grant Agreement under 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.6 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.7†	Form of Restricted Stock Unit Agreement under 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.7 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.8†	Appointment letter dated August 31, 2005 for William Colvin	10.8 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.9†	Appointment letter dated August 31, 2005 for David Dunwoody	10.9 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.10†	Appointment letter dated April 16, 2007 for Hill Feinberg	10.10 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.11†	Appointment letter dated April 24, 2007 for Paul Davison	10.11 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.12	Letter Agreement dated September 2005 between Energy XXI Acquisition Corporation (Bermuda) Limited and The Exploitation Company, L.L.P.	10.12 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.13	Assumption and Indemnity Agreement dated September 15, 2005 between Energy XXI Acquisition Corporation (Bermuda) Limited and The Exploitation Company, L.L.P.	10.13 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.14	Purchase and Sale Agreement dated as of June 6, 2006 by and between Castex Energy, Inc., Castex Energy 1995, L.P., Browning Oil Company, Inc., Flare Resources Inc., J&S Oil and Gas, LLC, Kitty Hawk Energy, L.L.C. and Rabbit Island, L.P., as the Sellers, and Energy XXI Gulf Coast, Inc. as the Buyer	10.14 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639

Exhibit Number	Description	Originally Filed as Exhibit	File Number
10.15	First Amendment to Purchase and Sale Agreement dated as of July 5, 2006 by and between Castex Energy, Inc., Castex Energy 1995, L.P., Browning Oil Company, Inc., Flare Resources Inc., J&S Oil and Gas, LLC, Kitty Hawk Energy, L.L.C. and Rabbit Island, L.P., as the Sellers, and Energy XXI Gulf Coast, Inc. as the Buyer	10.15 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.16	Second Amendment to Purchase and Sale Agreement dated as of July 10, 2006 by and between Castex Energy, Inc., Castex Energy 1995, L.P., Browning Oil Company, Inc., Flare Resources Inc., J&S Oil and Gas, LLC, Kitty Hawk Energy, L.L.C. and Rabbit Island, L.P., as the Sellers, and Energy XXI Gulf Coast, Inc. as the Buyer	10.16 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.17	Third Amendment to Purchase and Sale Agreement dated as of July 27, 2006 by and between Castex Energy, Inc., Castex Energy 1995, L.P., Browning Oil Company, Inc., Flare Resources Inc., J&S Oil and Gas, LLC, Kitty Hawk Energy, L.L.C. and Rabbit Island, L.P., as the Sellers, and Energy XXI Gulf Coast, Inc. as the Buyer	10.17 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.18	Purchase and Sale Agreement dated as of February 21, 2006 by and between Marlin Energy, L.L.C., as Seller, and Energy XXI Gulf Coast, Inc., as Buyer	10.18 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.19	Joinder and Amendment to Purchase and Sale Agreement dated as of March 2, 2006 by and among Marlin Energy, L.L.C., Energy XXI Gulf Coast, Inc. and Energy XXI (US Holdings) Limited	10.19 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.20	Second Amendment to Purchase and Sale Agreement dated as of March 12, 2006 by and among Marlin Energy, L.L.C., Energy XXI Gulf Coast, Inc. and Energy XXI (US Holdings) Limited	10.20 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.21	Purchase and Sale Agreement, dated as of April 24, 2007, by and between Pogo Producing Company and Energy XXI GOM, LLC	10.22 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639

Exhibit Number	Description	Originally Filed as Exhibit	File Number
10.22	Registration Rights Agreement dated as of June 8, 2007 among Energy XXI Gulf Coast, Inc., the Guarantors named therein, the Initial Purchasers named therein, and the Purchasers named therein	10.23 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.23†	2006 Long-Term Incentive Plan of Energy XXI Services, LLC (as amended for fiscal year 2008)	10.1 to Form S-8 filed on November 30, 2007	333-152740
10.24	First Amendment to the June 8, 2007 Amended and Restated First Lien Credit Agreement dated November 19, 2007	10.1 to Form 8-K filed on November 26, 2007	1-33628
10.25†*	Form of Notice of Grant of Stock Option, together with Form of Stock Option Agreement, under 2006 Long-Term Incentive Plan of Energy XXI Services, LLC
12.1*	Ratio of Earnings to Fixed Charges — Energy XXI Gulf Coast, Inc.
14.1*	Code of Business Conduct and Ethics
21.1	Subsidiary List	21.1 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
23.1*	Consent of UHY LLP
23.2*	Consent of Netherland, Sewell & Associates, Inc.
23.3*	Consent of Miller and Lents, Ltd.
23.4*	Consent of Ryder Scott Company, L.P.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chairman and Chief Executive Officer of Energy XXI (Bermuda) Limited
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Energy XXI (Bermuda) Limited
32.1*	Section 1350 Certification
32.2*	Section 1350 Certification

GLOSSARY OF OIL AND NATURAL GAS TERMS

Below are definitions of key certain technical industry terms used in this Form 10-K.

Bbls	Barrels	MMBbls	Millions of Barrels
Mcf	Thousand Cubic Feet	MMcf	Million Cubic Feet
Bcf	Billion Cubic Feet	MMBtu	Million British Thermal Units
DD&A	Depreciation, Depletion and Amortization	BOE	Barrel of Oil Equivalent
MBbls	Thousands of Barrels	MBOE	Thousand Barrels of Oil Equivalent
MMBOE	Millions of Barrels of Oil Equivalent	MBOED	Thousand Barrels of Oil Equivalent per Day

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

Proved developed reserves are the portion of proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods. For complete definitions of proved developed natural gas, NGLs and crude oil reserves, refer to the Securities and Exchange Commission’s Regulation S-X, Rule 4-10(a) (2), (3) and (4).

Proved reserves represent estimated quantities of natural gas, NGLs and crude oil which geological and engineering data demonstrate, with reasonable certainty, can be recovered in future years from known reservoirs under existing economic and operating conditions. Reservoirs are considered proved if shown to be economically producible by either actual production or conclusive formation tests. For complete definitions of proved natural gas, NGLs and crude oil reserves, refer to the Securities and Exchange Commission’s Regulation S-X, Rule 4-10(a) (2), (3) and (4).

Proved undeveloped reserves are the portion of proved reserves which can be expected to be recovered from new wells on undrilled proved acreage, or from existing wells where a relatively major expenditure is required for completion. For complete definitions of proved undeveloped natural gas, NGLs and crude oil reserves, refer to the Securities and Exchange Commission’s Regulation S-X, Rule 4-10(a) (2), (3) and (4).

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

Name	Position	Date
/s/ John D. Schiller, Jr. John D. Schiller, Jr.	Chairman of the Board and Chief Executive Officer	September 11, 2008
/s/ Steven A. Weyel Steven A. Weyel	President, Chief Operating Officer and Director	September 11, 2008
/s/ David West Griffin David West Griffin	Chief Financial Officer and Director	September 11, 2008
/s/ William Colvin William Colvin	Director	September 11, 2008
/s/ Paul Davison Paul Davison	Director	September 11, 2008
/s/ David M. Dunwoody David M. Dunwoody	Director	September 11, 2008
/s/ Hill A. Feinberg Hill A. Feinberg	Director	September 11, 2008