Form 10-Q
period 2008-09-30
ENERGY XXI (BERMUDA) LTD
filed 2008-11-05
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 29, 2008, there were 145,289,125 shares outstanding of the registrant’s common stock, par value $0.001 per share.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)

	September 30,	June 30,
	2008	2008
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$89,303	$168,962
Accounts receivable
Oil and natural gas sales	56,949	116,678
Joint interest billings	28,123	21,322
Insurance and other	6,124	4,896
Prepaid expenses and other current assets	42,695	14,662
Royalty deposit	3,249	4,548
Deferred income taxes	442	88,198
Derivative financial instruments	18,303	2,179
Total Current Assets	245,188	421,445
Property and Equipment, net of accumulated depreciation, depletion, and amortization
Oil and natural gas properties - full cost method of accounting	1,587,708	1,561,276
Other property and equipment	9,797	10,020
Total Property and Equipment – net	1,597,505	1,571,296
Derivative financial instruments	4,298	3,747
Deferred income taxes	2,073	36,055
Debt issuance costs, net of accumulated amortization	16,377	17,388
Total Assets	$1,865,441	$2,049,931

LIABILITIES
Current Liabilities
Accounts payable	$88,916	$106,751
Note payable	12,566	—
Accrued liabilities	100,141	98,869
Derivative financial instruments	47,213	245,626
Current maturities of long-term debt	8,443	7,250
Total Current Liabilities	257,279	458,496
Long-term debt, less current maturities	870,949	944,972
Asset retirement obligations	79,482	81,097
Derivative financial instruments	48,316	190,781
Other	8,390	—
Total Liabilities	1,264,416	1,675,346
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized and no shares issued at September 30, 2008 and June 30, 2008	—	—
Common stock, $0.001 par value, 400,000,000 shares authorized and 145,930,799 and 145,299,675 shares issued and 145,289,125 and 144,937,119 shares outstanding at September 30, 2008 and June 30, 2008, respectively	146	145
Additional paid-in capital	601,950	601,509
Retained earnings	52,560	57,941
Accumulated other comprehensive loss, net of income tax benefit	(53,631)	(285,010)
Total Stockholders’ Equity	601,025	374,585

Total Liabilities and Stockholders’ Equity	$1,865,441	$2,049,931

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except per share information)
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007

Revenues
Oil sales	$82,062	$87,573
Natural gas sales	37,682	56,035
Total Revenues	119,744	143,608

Costs and Expenses
Lease operating expense	34,998	30,693
Production taxes	2,036	1,960
Depreciation, depletion and amortization	62,409	73,253
Accretion of asset retirement obligation	2,461	1,760
General and administrative expense	6,235	5,771
Loss (gain) on derivative financial instruments	(1,864)	1,042
Total Costs and Expenses	106,275	114,479

Operating Income	13,469	29,129

Other Income (Expense)
Interest income	1,334	498
Interest expense	(22,305)	(26,811)
Total Other Income (Expense)	(20,971)	(26,313)

Income (Loss) Before Income Taxes	(7,502)	2,816

Income Tax Expense (Benefit)	(2,851)	929

Net Income (Loss)	$(4,651)	$1,887

Earnings (Loss) Per Share
Basic	$(0.03)	$0.02
Diluted	$(0.03)	$0.02

Weighted Average Number of Common Stock Outstanding
Basic	144,783	84,135
Diluted	144,783	94,321

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007

Cash Flows From Operating Activities
Net income (loss)	$(4,651)	$1,887
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Deferred income tax expense (benefit)	(2,851)	929
Change in derivative financial instruments	(1,342)	(22)
Accretion of asset retirement obligations	2,461	1,760
Depreciation, depletion, and amortization	62,409	73,253
Write-off and amortization of debt issuance costs	694	1,120
Common stock issued to Directors for services and common stock option expense	263	67
Changes in operating assets and liabilities
Accounts receivable	54,068	(21,252)
Prepaid expenses and other current assets	(26,734)	(19,745)
Accounts payable and other liabilities	(6,782)	38,675
Net Cash Provided by Operating Activities	77,535	76,672

Cash Flows from Investing Activities
Acquisitions	—	(3,521)
Capital expenditures	(92,603)	(79,489)
Other	—	2
Net Cash Used in Investing Activities	(92,603)	(83,008)

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	—	32
Proceeds from long-term debt	144,751	20,000
Payments on long-term debt	(150,083)	(21,490)
Purchase of bonds	(58,792)	—
Other	(467)	10
Net Cash Used in Financing Activities	(64,591)	(1,448)

Net Decrease in Cash and Cash Equivalents	(79,659)	(7,784)

Cash and Cash Equivalents, beginning of year	168,962	19,784

Cash and Cash Equivalents, end of period	$89,303	$12,000

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

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

Interim Financial Statements. The consolidated financial statements for the periods presented herein are unaudited and do not contain all information required by generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements.  In the opinion of management, all material adjustments necessary to present fairly the results of operations have been included.  All such adjustments are of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.  These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our annual report on Form 10-K for the year ended June 30, 2008.

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

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. Emerging Issues Task Force ("EITF") 03-6-1 ("FSP 03-6-1"), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and will require all earnings per share data presented for prior-periods to be restated retrospectively. We currently do not anticipate that FSP 03-6-1 will have a material impact on our earnings per share data for fiscal year 2009 or on earnings per share data for any prior periods presented.

The Hierarchy of Generally Accepted Accounting Principles.  In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. We do not expect the adoption of SFAS No. 162 to have a material effect on our results of operations or financial position.

Disclosures about Derivative Instruments and Hedging Activities.  In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Many have expressed concerns that the existing disclosure requirements in SFAS No. 133 do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  We are currently evaluating the impact that SFAS No. 161 may have on our disclosures.

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

Note 3 – Acquisitions

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

Note 4 – Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2008	June 30, 2008
Oil and gas properties
Proved properties	$1,914,190	$1,816,313
Less: Accumulated depreciation, depletion and amortization	532.431	470,718
Proved properties—net	1,381,759	1,345,595
Unproved properties	205,949	215,681
Oil and gas properties—net	1,587,708	1,561,276

Other property and equipment	13,355	12,898
Less: Accumulated depreciation	3,558	2,878
Other property and equipment—net	9,797	10,020
Total property and equipment	$1,597,505	$1,571,296

Note 5 – Long-term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2008	June 30, 2008

First lien revolver	$186,185	$192,000
High yield facility	682,500	750,000
Put premium financing	10,194	9,697
Capital lease obligation	513	525
Total debt	879,392	952,222
Less current maturities	8,443	7,250
Total long-term debt	$870,949	$944,972

Maturities of long-term debt as of September 30, 2008 are as follows (in thousands):

Twelve Months Ending September 30,

2009	$8,443
2010	2,209
2011	186,236
2012	682,504
2013	—
Thereafter	—
Total	$879,392

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

On November 19, 2007, the credit facility was further amended.  The amendment, among other things, increased the borrowing base to $450 million, of which approximately $186 million was borrowed as of September 30, 2008 and modified the commodity hedge limitations and minimum liquidity during certain periods.  We incurred $0.7 million to amend the first lien revolver including $0.5 million associated with syndicating the credit facility.

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

The first lien revolving credit facility also contains customary events of default, including, but not limited to non-payment of principal when due, non-payment of interest or fees and other amounts after a grace period, failure of any representation or warranty to be true in all material respects when made or deemed made, defaults under other debt instruments (including the indenture governing the notes), commencement of a bankruptcy or similar proceeding by or on behalf of us or a guarantor, judgments against us or a guarantor, the institution by us to terminate a pension plan or other ERISA events, any change in control, loss of liens, failure to meet financial ratios, and violations of other covenants subject, in certain cases, to a grace period.  As of September 30, 2008, we are in compliance with all covenants.

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

        As of September 30, 2008, we have purchased a total of $67.5 million total face amount of the New Notes at an average cost of 87.10, or $58.8 million, plus accrued interest of an incremental $1.0 million for a total cost of $59.8 million.  The New Notes were paid from utilizing a portion of the total warrant proceeds from the warrant tender offer.  The purchased New Notes remain outstanding and accrue interest at 10 percent.  When reflected in the consolidated financials, the face amount of New Notes repurchased will reduce the total amount of New Notes outstanding from $750 million to $682.5 million, and the interest expense will be eliminated against the interest income at the consolidated level.  The $8.7 million pre-tax gain on the New Notes repurchased will be deferred and amortized over the remaining life of the New Notes as the New Notes have not been retired. (See Note 17).

Put Premium Financing

We finance puts that we purchase with our hedge providers. Substantially all of our hedges are done with members of our bank groups. Put financing is accounted for as debt and this indebtedness is pari pasu with borrowings under the first lien revolver. The hedge financing is structured to mature when the put settles so that we realize the value net of hedge financing. As of September 30, 2008 and June 30, 2008, our outstanding hedge financing totaled $10.2 million and $9.7 million, respectively.

Interest Expense

Interest expense for the three months ended September 30, 2008 was $22.3 million, which includes $1.0 million of amortization of debt issuance costs, interest expense of $20.9 million associated with the high yield facility and the first lien revolver and $0.4 million associated with the put premium financing and other.

Interest expense for the three months ended September 30, 2007 was $26.8 million, which includes $1.1 million amortization of debt issuance costs, interest expense of $25.2 million associated with the high yield facility, the first lien revolver and the Partnership debt and $0.5 million associated with the put premium financing and other.

Note 6 – Note Payable

On July 22, 2008, we entered into a $17.2 million note payable with AFCO Credit Corporation to finance a portion of our insurance premiums. The note is payable in 11 monthly installments of $1,589,988 including interest at an annual rate of 3.249 percent, beginning August 1, 2008.

Note 7 – Asset Retirement Obligations

The following table describes the changes to our asset retirement obligations (in thousands):

Total balance at June 30, 2008	$97,814
Liabilities acquired	-
Liabilities incurred	2,495
Liabilities settled	(6,479)
Revisions in estimated cash flows	-
Accretion expense	2,461
Total balance at September 30, 2008	96,291
Less current portion	16,809
Long-term balance at September 30, 2008	$79,482

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

Cash settlements, net of the amortization of purchased put premiums on effective cash flow hedges for the three months ended September 30, 2008 resulted in a decrease in crude oil and natural gas sales in the amount of $43.9 million. For the three months ended September 30, 2008, we recognized a gain of approximately $0.5 million related to the net price ineffectiveness of our hedged crude oil and natural gas contracts and a realized gain of approximately $0.6 million and an unrealized gain of approximately $0.7 million, respectively, on derivative financial transactions that did not qualify for hedge accounting.

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

As of September 30, 2008, we had the following contracts outstanding (Asset (Liability) and Fair Value Gain (Loss) in thousands):

	Crude Oil				Natural Gas
	Volume (MBbls)	Contract Price (1)	Total		Volume (MMMBtus)	Contract Price (1)	Total		Total
			Asset (Liability)	Fair Value Gain (Loss)			Asset (Liability)	Fair Value Gain (Loss)	Fair Value	Fair Value Gain (Loss) (2)
Period
Puts
10/08 - 9/09	26	$60.00	$ 8	$(58)	110	$8.00	$ 71	$(23)	$79	$(81)

Put Spreads
10/08 - 9/09	1,095	85.00/110.00	13,856	5,758	4,210	6.36/8.36	3,558	1	17,414	5,759
10/09 - 9/10	276	85.00/110.00	3,378	1,377	920	6.50/8.50	715	(8)	4,093	1,369
			17,234	7,135			4,273	(7)	21,507	7,128

Swaps
10/08 - 9/09	1,377	73.18	(33,565)	(21,643)	7,260	8.55	3,762	3,125	(29,803)	(18,518)
10/09 - 9/10	903	70.93	(24,464)	(15,890)	6,160	8.23	(1,855)	(1,207)	(26,319)	(17,097)
10/10 - 9/11	171	70.96	(4,623)	(3,002)	1,280	8.12	(622)	(404)	(5,245)	(3,406)
			(62,652)	(40,535)			1,285	1,514	(61,367)	(39,021)

Collars
10/08 - 9/09	1,081	81.21/107.68	(6,306)	(4,066)	1,412	7.87/10.07	642	169	(5,664)	(3,897)
10/09 - 9/10	840	79.84/106.85	(7,506)	(4,879)	137	8.00/8.85	(24)	-	(7,530)	(4,879)
10/10 - 9/11	154	77.78/105.31	(1,643)	(1,068)					(1,643)	(1,068)
			(15,455)	(10,013)			618	169	(14,837)	(9,844)

Three-Way Collars
10/08 - 9/09	603	53.81/67.37/79.43	(13,544)	(8,706)	10,110	5.95/8.11/10.07	4,538	2,943	(9,006)	(5,763)
10/09 - 9/10	267	52.30/67.23/81.91	(6,252)	(4,064)	9,430	6.00/8.23/10.12	901	583	(5,351)	(3,481)
10/10 - 9/11	45	50.95/65.95/82.02	(1,061)	(690)	2,260	6.00/8.24/10.13	(18)	(12)	(1,079)	(702)
			(20,857)	(13,460)			5,421	3,514	(15,436)	(9,946)

Total Gain (Loss) on Derivatives			$(81,722)	$(56,931)			$11,668	$5,167	$(70,054)	$(51,764)

        (1)   The contract price is weighted-averaged by contract volume.
(2)	The gain (loss) on derivative contracts is net of applicable income taxes.

We have reviewed the financial strength of our hedge counterparties and believe the credit risk to be minimal.  At September 30, 2008, we had no deposits for collateral with our counterparties.

On June 26, 2006, we entered into an interest rate costless collar to mitigate the risk of loss due to changes in interest rates.  The dollar amount hedged was $75 million with the interest rate collar being 5.45 percent to 5.75 percent.  At September 30, 2008, we had deferred $1.9 million, net of tax benefit, in losses in OCI related to this instrument.

The following table reconciles the changes in accumulated other comprehensive income (loss) (in thousands):

Accumulated other comprehensive loss – July 1, 2008	$(285,010)
Hedging activities:
Change in fair value of crude oil and natural gas hedging positions	231,176
Change in fair value of interest rate hedging position	203
Accumulated other comprehensive loss – September 30, 2008	$(53,631)

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

Our effective tax rate for the three months ended September 30, 2008 and 2007 was approximately 38.0% and 33.0%, respectively.

 Note 10 — Employee Benefit Plans

       The Energy XXI Services, LLC 2006 Long-Term Incentive Plan (“Incentive Plan”). We adopted an incentive and retention program for our employees. Participation shares (or “Phantom Stock units”) are issued from time to time at a value equal to our common share price at the time of issue. The Phantom Stock units generally vest equally over a three-year period. When vesting occurs, we pay the employee an amount equal to the then current common share price times the number of Phantom Stock units that have vested, plus the cumulative value of dividends applicable to the Company’s stock.  The plan has a limit of 5,000,000 Phantom Stock units.

At our discretion, at the time the Phantom Stock units vest, we have the ability to offer the employee an option to either accept common shares in lieu of cash or to accept cash. Upon a change in control of the Company, all outstanding Phantom Stock units become immediately vested and payable.

As of September 30, 2008, we have 4,983,080 unvested Phantom Stock units.  A liability has been recognized as of September 30, 2008 in the amount of $1.7 million, in accrued liabilities in the accompanying consolidated balance sheet. The amount of the liability will be remeasured at fair value as of each reporting date.

Restricted Shares activity is as follows:

		Grant-date
	Number	Fair value
	Of Shares	Per Share
Non-vested at June 30, 2008	331,666	$6.44
Granted on July 23, 2008	153,250	4.95
Granted on September 16, 2008	459,069	4.95
Vested during the three months ended September 30, 2008	(97,500)
Non-vested at September 30, 2008	846,485	4.82

We determine the fair value of the Restricted Shares based on the market price of our Common Stock on the date of grant.  Compensation cost for the Restricted Shares is recognized on a straight line basis over the vesting or service period.  As of September 30, 2008 there was approximately $4.1 million of the unrecognized compensation cost related to non-vested Restricted Shares.  We expect approximately $1.3 million to be recognized over fiscal 2009, $1.7 million to be recognized during the fiscal year ended 2010, $1.0 million to be recognized during the fiscal year ended 2011 and $0.1 million to be recognized during the fiscal year ended 2012.

Effective as of July 1, 2008, we adopted the Energy XXI Services, LLC 2008 Fair Market Value Stock Purchase Plan (“2008 Purchase Plan”), which allows eligible employees, directors, and other service providers of ours and our subsidiaries to purchase from us shares of Common Stock that have either been purchased by us on the open market or that have been newly issued by us.  In particular, individuals who have been granted restricted stock units pursuant to our 2006 Long-Term Incentive Plan that may be settled in cash may, at our option, use their cash settlement to purchase shares of Common Stock or take the cash settlement.

Defined Contribution Plans.  Our employees are covered by a discretionary noncontributory profit sharing plan.  The plan provides for annual employer contributions based upon 10 percent of annual compensation.  We also sponsor a qualified 401 (k) Plan which provides for matching.  The cost to us under these plans for the three months ended September 30, 2008 and 2007 was $0.5 million for profit sharing and $0.6 million for the 401 (k) Plan and $0.4 million for profit sharing and $0.4 million for the 401 (k) Plan, respectively.

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

	Three Months Ended
	September 30,
	2008	2007

Net Income (Loss)	$(4,651)	$1,887

Weighted average shares outstanding for basic EPS	144,783	84,135
Add dilutive securities: warrants and unit purchase options	-	10,186
Weighted average shares outstanding for diluted EPS	144,783	94,321

Earnings (Loss) Per Share
Basic	$(0.03)	$0.02
Diluted	$(0.03)	0.02

Note 12 — Commitments and Contingencies

Litigation.  We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material affect on our financial position or results of operations.

Lease Commitments.  We have a non-cancelable operating lease for office space that expires on December 31, 2017.  Future minimum lease commitments as of September 30, 2008 under the operating leases are as follows (in thousands):

Twelve Months Ending September 30,

2009	$1,346
2010	1,346
2011	1,346
2012	1,346
2013	1,346
Thereafter	5,705
Total	$12,435

Rent expense for the three months ended September 30, 2008 and 2007 was approximately $547,000 and $146,000, respectively.

Letters of Credit and Performance Bonds. We had $0.8 million in letters of credit and $11.8 million of performance bonds outstanding as of September 30, 2008.

Drilling Rig Commitments. We have entered into three drilling rig commitments, one commencing on July 14, 2008 at $75,000 per day through April 14, 2009 for a total commitment of $20.6 million and two others at $20,500 per day and $29,800 per day, respectively, until well completions. The last two commitments extend past September 30, 2008, however, the commitment amounts cannot be calculated since the well completion dates are not known.

Note 13 — Fair Value of Financial Instruments

            On July 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurements.  SFAS No. 157 expands the disclosure requirements for financial instruments and other derivatives recorded at fair value, and also requires that a company’s own credit risk be considered in determining the fair value of those instruments. The adoption of SFAS No. 157 resulted in a $10 million pre-tax increase in other comprehensive income and a $10 million reduction of our liabilities to reflect the consideration of our credit risk on our liabilities that are recorded at fair value.

We use various methods to determine the fair values of our financial instruments and other derivatives which depend on a number of factors, including the availability of observable market data over the contractual term of the underlying instrument. For our natural gas and oil derivatives, the fair value is calculated based on directly observable market data or data available for similar instruments in similar markets. For our interest rate derivatives, the fair value may be calculated based on these inputs as well as third-party estimates of these instruments. We separate our financial instruments and other derivatives into three levels (Levels 1, 2 and 3) based on our assessment of the availability of observable market data and the significance of non-observable data used to determine the fair value of our instruments. Our assessment of an instrument can change over time based on the maturity or liquidity of the instrument, which could result in a change in the classification of the instruments between levels. Each of these levels and our corresponding instruments classified by level are further described below:

•	Level 1 instruments’ fair values are based on quoted prices in actively traded markets. Included in this level is our High Yield Facility debt.

•
Level 2 instruments’ fair values are based on pricing data representative of quoted prices for similar assets and liabilities in active markets (or identical assets and liabilities in less active markets). Included in this level are our natural gas and oil derivatives whose fair values are based on commodity pricing data obtained from independent pricing sources.

•
Level 3 instruments’ fair values are based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Our valuation models are industry-standard and consider various inputs including third party broker-quoted forward amounts and time value of money.

            Listed below are our financial instruments classified in each level and a description of the significant inputs utilized to determine their fair value at September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Natural Gas and Oil Derivatives		$22,601		$22,601

Liabilities:
High Yield Facility	$682,500			$682,500
Natural Gas and Oil Derivatives		$92,654		92,654
Interest Rate Collar			$2,875	2,875
Total Liabilities	$682,500	$92,654	$2,875	$778,029

We believe that the fair value of our high yield facility, classified as Level 1, as of September 30, 2008 was $532.8 million.

The following table sets forth a reconciliation of changes in the fair value of derivatives classified as Level 3 (in thousands):

Interest Rate Collar
Balance at July 1, 2008	$(3,187)
Total loss included in other comprehensive income	(198)
Settlements	510
Balance at September 30, 2008	$(2,875)

As of July 1, 2008, we elected not to adopt SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, for our financial assets and liabilities. SFAS No. 159 provided us the option to record most financial assets and liabilities at fair value on an instrument-by-instrument basis with changes in their fair value reported through the income statement.

Note 14 — Prepayments and Accrued Liabilities

Prepayments and accrued liabilities consist of the following (in thousands):
	September 30, 2008	June 30, 2008

Prepaid expenses and other current assets
Advances to joint interest partners	$22,754	$10,096
Insurance	14,984	173
Investment in EXXI common stock	2,213	2,199
Other	2,744	2,194
Total prepaid expenses and other current assets	$42,695	$14,662

Accrued liabilities
Asset retirement obligations-current	$16,809	$16,717
Employee benefits and payroll	4,448	12,755
Interest	22,081	5,269
Accrued hedge payable	7,565	20,153
Advances from joint interest partners	1,308	7,487
Undistributed oil and gas proceeds	42,748	31,017
Other	5,182	5,471
Total accrued liabilities	$100,141	$98,869

Note 15 – Supplemental Cash Flow Information

The following represents our supplemental cash flow information (in thousands):

	Three Months Ended September 30,
	2008	2007

Cash paid for interest	$3,270	$4,329

Note 16 — Dividends

On September 9, 2008, our Board of Directors (“Board”) declared a cash dividend of $0.005 per common share, payable on October 20, 2008 to shareholders of record on September 19, 2008.    Dividend levels are determined by the Board based on profitability, capital expenditures, financing and other factors.

Note 17 — Subsequent Events

Repurchase of Debt

Subsequent to September 30, 2008 through October 31, 2008, we have purchased a total of $32.5 million total face amount of the new notes issued by EGC at an average cost of 58.00, or $18.9 million, plus accrued interest of an incremental $1.2 million for a total cost of $20.1 million.  (See Note 5).

ITEM 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes to those financial statements included elsewhere in this report and with our Annual Report on Form 10-K for the year ended June 30, 2008 (“the 2008 Annual Report”), along with Management’s and Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report.  The following discussion includes forward looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed under “Item 1A Risk Factors.”

  General

  We are an independent oil and natural gas exploration and production company whose growth strategy emphasizes acquisitions of oil and natural gas properties, enhanced by our value-added organic drilling program. Our properties are primarily located in the U.S. Gulf of Mexico waters and the Gulf Coast onshore. We were originally formed in July 2005 as an exempted company under the laws of Bermuda to serve as a vehicle for the acquisition of oil and natural gas reserves and related assets. In October 2005, we completed a $300 million initial public offering of common stock and warrants on the AIM of the London Stock Exchange. To date, we have completed three major acquisitions of oil and natural gas properties and have listed our common stock on the NASDAQ Capital Market.

     We operate geographically focused producing reserves and target the acquisition of oil and natural gas properties with which we can add value by increasing production and ultimate recovery of reserves, whether through exploitation or exploration, often using reprocessed seismic data to identify previously overlooked opportunities.

Operational Information

The following table presents our significant operational information for the periods indicated (in thousands except for unit amounts).

	Quarter Ended
	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sept. 30, 2007

Operating revenues
Crude oil sales	$119,214	$160,118	$126,660	$108,487	$89,287
Natural gas sales	44,442	77,356	61,675	53,759	44,838
Hedge gain (loss)	(43,912)	(58,712)	(21,198)	(8,521)	9,483
Total revenues	119,744	178,762	167,137	153,725	143,608
Percent of operating revenues from crude oil
Prior to hedge gain (loss)	72.8%	67.4%	67.3%	66.9%	66.6%
Including hedge gain (loss)	68.5%	62.5%	62.0%	60.7%	61.0%
Operating expenses
Lease operating expense
Insurance expense	4,918	3,932	4,642	4,812	4,832
Workover and maintenance	3,873	6,741	5,447	4,489	5,720
Direct lease operating expense	26,207	29,108	28,253	24,742	20,141
Total lease operating expense	34,998	39,781	38,342	34,043	30,693
Production taxes	2,036	3,699	1,755	1,272	1,960
Depreciation, depletion and amortization	62,409	83,462	75,268	75,406	73,253
General and administrative	6,235	10,123	4,912	5,644	5,771
Other – net	597	5,932	4,611	903	2,802
Total operating expenses	106,275	142,997	124,888	117,268	114,479
Operating income	$13,469	$35,765	$42,249	$36,457	$29,129

Sales volumes per day
Natural gas (MMcf)	46.8	67.9	73.3	78.1	83.5
Crude oil (MBbls)	11.0	15.1	13.9	13.0	12.3
Total (MBOE)	18.8	26.4	26.1	26.0	26.2
Percent of sales volumes from crude oil	58.5%	57.2%	53.3%	50.0%	46.9%

Average sales price
Natural gas per Mcf	$10.33	$12.52	$9.25	$7.48	$5.83
Hedge gain (loss) per Mcf	(1.57)	(1.66)	0.28	0.93	1.46
Total natural gas per Mcf	$8.76	$10.86	$9.53	$8.41	$7.29

Crude oil per Bbl	$117.75	$116.90	$100.10	$90.71	$79.19
Hedge loss per Bbl	(36.70)	(35.38)	(18.20)	(12.68)	(1.52)
Total crude oil per Bbl	$81.05	$81.52	$81.90	$78.03	$77.67

Total hedge gain (loss) per BOE	$(25.39)	$(24.46)	$(8.92)	$(3.56)	$3.94

Operating revenues per BOE	$69.23	$74.49	$70.33	$64.24	$59.63
Operating expenses per BOE
Lease operating expense
Insurance expense	2.84	1.64	1.95	2.01	2.00
Workover and maintenance	2.24	2.81	2.29	1.88	2.38
Direct lease operating expense	15.15	12.13	11.89	10.34	8.36
Total lease operating expense	20.23	16.58	16.13	14.23	12.74
Production taxes	1.18	1.54	0.74	0.53	0.81
Depreciation, depletion and amortization	36.08	34.78	31.67	31.51	30.42
General and administrative	3.60	4.22	2.07	2.36	2.40
Other – net	0.35	2.47	1.94	0.38	1.16
Total operating expenses	61.44	59.59	52.55	49.01	47.53
Operating income per BOE	$7.79	$14.90	$17.78	$15.23	$12.10

Results of Operations

Three Months Ended September 30, 2008 Compared With the Three Months Ended September 30, 2007.

Our consolidated net loss for the three months ended September 30, 2008 was $4.7 million or $0.03 diluted loss per common share (“per share”) as compared to net income of $1.9 million for the three months ended September 30, 2007 or $0.02 diluted earnings per share. The decrease is primarily due to lower production volumes partially offset by higher commodity prices. Below is a discussion of prices, volumes and revenue variances.

Price and Volume Variances

	Three Months Ended September 30,
	2008	2007	Increase (Decrease)	Percent Increase (Decrease)	Revenue Increase (Decrease)
					(In Thousands)
Price Variance (1)
Crude oil sales prices (per Bbl)	$81.05	$77.67	$3.38	4.4%	$3,420
Natural gas sales prices (per Mcf)	8.76	7.29	1.47	20.2%	6,327
Total price variance					9,747

Volume Variance
Crude oil sales volumes (MBbls)	1,012	1,127	(115)	(10.2)%	(8,931)
Natural gas sales volumes (MMcf)	4,304	7,685	(3,381)	(44.0)%	(24,680)
BOE sales volumes (MBOE)	1,730	2,408	(678)	(28.2)%
Percent of BOE from crude oil	58.5%	46.8%
Total volume variance					(33,611)

Total price and volume variance					$(23,864)

(1)  Commodity prices include the impact of hedging activities.

Revenue Variances

	Three Months Ended September 30,
	2008	2007	Decrease	Percent Decrease
	(In Thousands)

Crude oil	$82,062	$87,573	$(5,511)	(6.3)%
Natural gas	37,682	56,035	(18,353)	(32.8)%
Total revenues	$119,744	$143,608	$(23,864)	(16.6)%

Revenues

Our consolidated revenues decreased $23.9 million in the first quarter of fiscal 2009 as compared to the same period in the prior fiscal year. Lower revenues were primarily due to lower production volumes which were impacted by effects of Hurricanes Gustav and Ike and reduced revenues by $33.6 million.  Such impact was partially offset by higher commodity prices resulting in increased revenues of $9.7 million. Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow.  Higher commodity prices contributed $9.7 million in revenues in the first quarter of fiscal 2009. Average natural gas prices, including a $1.57 realized loss per Mcf related to hedging activities, increased $1.47 per Mcf during the first quarter of fiscal 2009, resulting in increased revenues of $6.3 million. Average crude oil prices, including a $36.70 realized loss per barrel related to hedging activities, increased $3.38 per barrel in the first quarter of fiscal 2009, resulting in increased revenues of $3.4 million.  Commodity prices are affected by many factors that are outside of our control. Therefore, commodity prices we received during the first quarter of fiscal 2009 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time could result in reduced cash from operating activities, potentially causing us to expend less on our capital program.  Lower spending on our capital program could result in a reduction of the amount of production volumes we are able to produce. We cannot accurately predict future commodity prices, and cannot be certain whether these events will occur.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow.  Lower sales volumes in the first quarter of fiscal 2009 resulted in decreased revenues of $33.6 million. Crude oil sales volumes decreased 115 MBbls in the first quarter of fiscal 2009, resulting in decreased revenues of $8.9 million. Natural gas sales volumes decreased 3,381 MMcf in the first quarter of fiscal 2009, resulting in decreased revenues of $24.7 million.  The decrease in crude oil and natural gas sales volumes in the first quarter of fiscal 2009 was primarily due to the impact of Hurricanes Gustav and Ike partially offset by our exploration and development programs.

As mentioned above, depressed commodity prices over an extended period of time or other unforeseen events could occur that would result in our being unable to sustain a capital program that allows us to meet our production growth goals. However, we cannot predict whether such events will occur.

Below is a discussion of Costs and expenses and Other (income) expense.

 Costs and expenses and Other (income) expense

	Three Months Ended September 30,				Increase
	2008		2007		(Decrease)
	Amount	Per BOE	Amount	Per BOE	Amount
Costs and expenses	(In Thousands, except per unit amounts)
Lease operating expense
Insurance expense	$4,918	$2.84	$4,832	$2.00	$86
Workover and maintenance	3,873	2.24	5,720	2.38	(1,847)
Direct lease operating expense	26,207	15.15	20,141	8.36	6,066
Total lease operating expense	34,998	20.23	30,693	12.74	4,305
Production taxes	2,036	1.18	1,960	0.81	76
DD&A	62,409	36.08	73,253	30.42	(10,844)
Accretion of asset retirement obligation	2,461	1.43	1,760	0.73	701
General and administrative expense	6,235	3.60	5,771	2.40	464
Loss (gain) on derivative financial instruments	(1,864)	(1.08)	1,042	0.43	(2,906)
Total costs and expenses	$106,275	$61.44	$114,479	$47.53	$(8,204)

Other (income) expense
Interest income	$(1,334)	$(0.77)	$(498)	$(0.21)	$(836)
Interest expense	22,305	12.90	26,811	11.13	(4,506)
Total other (income) expense	$20,971	$12.13	$26,313	$10.92	$(5,342)

Costs and expenses decreased $8.2 million in the first quarter of fiscal 2009.  This decrease in costs and expenses was primarily due to the items discussed below.

DD&A expense decreased $10.8 million primarily due to decreased production as a result of the impact of Hurricanes Gustav and Ike ($20.6 million) partially offset by a higher DD&A rate ($9.8 million).  Lease operating expense increased $4.3 million in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.  This increase is primarily due to higher well operating expenses stemming from the increase in properties resulting from acquisitions as well as an increase in general operating costs, which include direct expenses incurred to operate our wells and equipment on producing leases. We typically incur higher direct operating costs associated with operating wells that produce higher percentages of oil versus natural gas.  As we increased our percentage production of oil during the first quarter of fiscal 2009, partially as a result of the acquisition of the properties from Pogo Producing Company, our lease operating expenses per BOE have increased.  In addition to increased costs per BOE due to a change in mix of production, well operating expenses were higher in general due to increased fuel, chemical and electricity expenses and higher repair and maintenance expenses.

Other (income) expense decreased $5.3 million in the first quarter of fiscal 2009.  This decrease was primarily due to the items discussed below.

Interest income increased $0.8 million due primarily to higher interest bearing investments partially offset by lower interest rates.  Interest expense decreased $4.5 million due to the additional payments of debt.  On a per unit of production basis, interest expense increased 15.9 percent, from $11.13/BOE to $12.90/BOE.

Income Tax Expense

Income tax expense decreased $3.8 million in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, primarily due to a decrease in income before income taxes of $10.3 million and to an increase in the effective income tax rate from 33.0 percent to 38.0 percent.

Liquidity

Overview

Our principal requirements for capital are to fund our exploration, development and acquisition activities and to satisfy our contractual obligations, primarily for the repayment of debt and any amounts owed during the period related to our hedging positions

We have incurred substantial indebtedness in connection with our acquisitions, including the $750 million senior notes offering we completed on June 8, 2007 to fund the Pogo Acquisition and to repay our second lien revolving credit facility. At September 30, 2008, we had $879.4 million of indebtedness outstanding, consisting of $682.5 million in our high yield facility, $186.2 million under our first lien revolving credit facility, $10.2 million in put financings and $0.5 million in capital lease obligations. This debt position is partially offset on a net basis by $89.3 million of cash and cash equivalents on hand at September 30, 2008.  We expect to fund our operations and capital expenditures and satisfy our debt service obligations through operating cash flow, borrowings under our first lien revolving credit facility and additional funds raised from our recent early warrant exercise.  Expansion capital expenditures are directly related to new development opportunities and growth of our reserve base and production at attractive returns.

Capital Resources

        Our updated fiscal 2009 capital budget, excluding acquisitions, for the exploration and development programs is approximately $250 million, including $86.6 million spent in the first quarter of fiscal 2009, compared with fiscal 2008 capital expenditures of $330 million and our initial fiscal 2009 capital budget of $380 million.  Our fiscal 2009 budget was adjusted downward to preserve liquidity and to increase our financial flexibility to pursue acquisition opportunities given the volatility in credit and commodity markets. We intend to fund our capital expenditure program, contractual commitments, including settlement of derivative contracts, and future acquisitions from cash on hand, cash flows from our operations and borrowings under our credit facility. Notwithstanding the continued weakness in credit markets, we believe our available liquidity will be sufficient to meet our funding requirements through fiscal 2009 and for the foreseeable future.  If an acquisition opportunity arises, we may also seek to access public markets to issue additional debt and/or equity securities. Cash flows from operations were used primarily to fund exploration and development expenditures during the three months ended September 30, 2008.  In June 2007, we also completed our $750 million high yield facility, which enabled us to pay off our second lien facility and help fund the Pogo Acquisition.  At September 30, 2008 we had a working capital deficit of $12.1 million.

Net cash provided by operating activities in the first quarter of fiscal 2009 was $77.5 million as compared to $76.7 million in the first quarter of fiscal 2008.  The increase is primarily due to higher commodity prices (including hedging activities), higher changes in operating assets and liabilities and lower costs and expenses, excluding non-cash expenses partially offset by lower production volumes.  Key drivers of net operating cash flows are commodity prices, production volumes and costs and expenses. Average natural gas prices increased 20.2 percent in the first quarter of fiscal 2009 from the same period last year. Crude oil prices increased 4.4 percent in the first quarter of fiscal 2009 from the same period last year.  In the first quarter of fiscal 2009, natural gas and crude oil volumes decreased 44.0 percent and 10.2 percent from the same period last year, respectively.

Contractual Obligations

Information about contractual obligations at September 30, 2008 did not change materially from the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2008.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2008.  Also refer to the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Item 1. Financial Statements – Note 2 – Recent Accounting Pronouncements.

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

With a financially settled purchased put, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the hedged price of the transaction. With a swap, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the hedged price for the transaction, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the hedged price for the transaction. With a zero-cost collar, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price of the collar, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price for the collar. A three-way collar is a combination of options, a sold call, a purchased put and a sold put. The sold call establishes a maximum price we will receive for the volumes under contract. The purchased put establishes a minimum price unless the market price falls below the sold put, at which point the minimum price would be the reference price (i.e., NYMEX) plus the difference between the purchased put and the sold put strike price.  Based on the September 30, 2008 published forward commodity price curves for the underlying commodities, a price increase of 10 percent per Bbl for crude oil would increase the fair value of our net commodity derivative liability by approximately $51 million. A price increase of 10 percent per MMBtu for natural gas would increase the fair value of our net commodity derivative liability by approximately $20 million.

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

          Interest Rate Risk

On June 26, 2006, we entered into interest rate costless collar to mitigate the risk of loss due to changes in interest rates. The dollar amount hedged was $75 million with the interest rate collar being 5.45 percent to 5.75 percent. At September 30, 2008, the fair value of this instrument which was designated as a financial hedge, prior to the impact of federal income tax, was a loss of $2.9 million.

A one percent increase in interest rates would increase our interest expense approximately $0.8 million for the remainder of fiscal 2009.

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

There was no change in our internal control over financial reporting during our last quarterly period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                           Legal Proceedings

We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material affect on our financial position or results of operations.

ITEM 1A.                       Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2008.

ITEM 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

Purchases and Distributions of Equity Securities are as follow:

	Total Number	Average Price
Period	Of Shares	Per Shares	Total
			(In thousands)

Purchases
Month Ended September 30, 2008	579,388	$3.12	$1,809

Distributions
Month Ended July 31, 2008	22,476	$5.67	$127
Month Ended August 31, 2008	244,267	4.45	1,086
Month Ended September 30, 2008	33,527	3.36	113
Total Distributions	300,270	4.42	$1,326

       We adopted an incentive and retention program for our employees. Participation shares (or “Phantom Stock units”) are issued from time to time at a value equal to our common share price at the time of issue. The Phantom Stock units generally vest equally over a three-year period. When vesting occurs, we pay the employee an amount equal to the then current common share price times the number of Phantom Stock units that have vested, plus the cumulative value of dividends applicable to the Company’s stock.  The plan has a limit of 5,000,000 Phantom Stock units.  <?xml:namespace prefix = o ns = "urn:schemas-microsoft-com:office:office" />

                At our discretion, at the time the Phantom Stock units vest, we have the ability to offer the employee an option to accept common shares in lieu of cash.

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
Hugh A. Menown
Vice President, Chief Accounting Officer and Chief Information Officer

Date:   November 4, 2008