Form 10-Q
period 2008-12-31
ENERGY XXI (BERMUDA) LTD
filed 2009-02-09
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33628

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

As of January 30, 2009, there were 145,108,046 shares outstanding of the registrant’s common stock, par value $0.001 per share.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)

	December 31,	June 30,
	2008	2008
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$87,234	$168,962
Accounts receivable
Oil and natural gas sales	41,571	116,678
Joint interest billings	26,747	21,322
Insurance and other	25,955	4,896
Prepaid expenses and other current assets	30,415	14,662
Royalty deposit	3,249	4,548
Deferred income taxes	—	88,198
Derivative financial instruments	112,115	2,179
Total Current Assets	327,286	421,445
Property and Equipment, net of accumulated depreciation, depletion, amortization and impairment
Oil and natural gas properties - full cost method of accounting	1,224,510	1,561,276
Other property and equipment	9,462	10,020
Total Property and Equipment – net	1,233,972	1,571,296
Derivative financial instruments	30,733	3,747
Deferred income taxes	—	36,055
Debt issuance costs, net of accumulated amortization	15,389	17,388
Total Assets	$1,607,380	$2,049,931

LIABILITIES
Current Liabilities
Accounts payable	$108,232	$106,751
Note payable	7,886	—
Accrued liabilities	120,567	98,869
Derivative financial instruments	7,419	245,626
Current maturities of long-term debt	7,760	7,250
Total Current Liabilities	251,864	458,496
Long-term debt, less current maturities	918,232	944,972
Deferred income taxes	21,843	—
Asset retirement obligations	77,497	81,097
Derivative financial instruments	1,861	190,781
Other	33,179	—
Total Liabilities	1,304,476	1,675,346
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized and no shares issued at December 31, 2008 and June 30, 2008	—	—
Common stock, $0.001 par value, 400,000,000 shares authorized and 146,032,650 and 145,299,675 shares issued and 145,108,046 and 144,937,119 shares outstanding at December 31, 2008 and June 30, 2008, respectively	146	145
Additional paid-in capital	603,256	601,509
Retained earnings (deficit)	(377,366)	57,941
Accumulated other comprehensive income (loss), net of income taxes	76,868	(285,010)
Total Stockholders’ Equity	302,904	374,585
Total Liabilities and Stockholders’ Equity	$1,607,380	$2,049,931

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share information)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Revenues
Oil sales	$66,668	$93,322	$148,730	$180,895
Natural gas sales	40,184	60,403	77,866	116,438
Total Revenues	106,852	153,725	226,596	297,333

Costs and Expenses
Lease operating expense	37,564	34,043	72,562	64,736
Production taxes	1,878	1,272	3,914	3,232
Impairment of oil and gas properties	459,109	—	459,109	—
Depreciation, depletion and amortization	65,002	75,406	127,411	148,659
Accretion of asset retirement obligations	2,433	1,989	4,894	3,749
General and administrative expense	6,236	5,644	12,471	11,415
Gain on derivative financial instruments	(10,037)	(1,086)	(11,901)	(44)
Total Costs and Expenses	562,185	117,268	668,460	231,747

Operating Income (Loss)	(455,333)	36,457	(441,864)	65,586

Other Income (Expense)
Interest income	2,104	403	3,438	901
Interest expense	(21,168)	(26,819)	(43,473)	(53,630)
Total Other Income (Expense)	(19,064)	(26,416)	(40,035)	(52,729)

Income (Loss) Before Income Taxes	(474,397)	10,041	(481,899)	12,857

Income Tax Expense (Benefit)	(45,194)	3,566	(48,045)	4,495

Net Income (Loss)	$(429,203)	$6,475	$(433,854)	$8,362

Earnings (Loss) Per Share
Basic	$(2.98)	$0.08	$(3.00)	$0.10
Diluted	$(2.98)	$0.07	$(3.00)	$0.09

Weighted Average Number of Common Shares Outstanding
Basic	144,174	84,141	144,479	84,138
Diluted	144,174	86,506	144,479	90,262

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Cash Flows From Operating Activities
Net income (loss)	$(429,203)	$6,475	$(433,854)	$8,362
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Deferred income tax expense (benefit)	(45,910)	3,566	(48,761)	4,495
Change in derivative financial instruments	(8,520)	(486)	(9,862)	(508)
Accretion of asset retirement obligations	2,433	1,989	4,894	3,749
Depreciation, depletion, and amortization	65,002	75,406	127,411	148,659
Impairment of oil and gas properties	459,109	—	459,109	—
Amortization of debt discount and debt issuance costs – net	(160)	1,454	534	2,574
Common stock issued to Directors for services and common stock option expense	602	—	865	67
Changes in operating assets and liabilities
Accounts receivable	(460)	(12,643)	53,608	(33,895)
Prepaid expenses and other current assets	14,028	875	(12,706)	(18,870)
Accounts payable and other liabilities	(25,472)	(28,454)	(32,254)	10,221
Net Cash Provided by Operating Activities	31,449	48,182	108,984	124,854

Cash Flows from Investing Activities
Acquisitions	—	(26,845)	—	(30,366)
Capital expenditures	(101,765)	(91,729)	(194,368)	(171,218)
Other	(255)	(35)	(255)	(33)
Net Cash Used in Investing Activities	(102,020)	(118,609)	(194,623)	(201,617)

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	—	—	—	32
Dividends to shareholders	(1,453)	—	(1,453)	—
Proceeds from long-term debt	105,239	163,135	249,990	183,135
Payments on long-term debt	(2,320)	(92,520)	(152,403)	(114,010)
Purchase of bonds	(32,563)	—	(91,355)	—
Other	(401)	(688)	(868)	(678)
Net Cash Provided by Financing Activities	68,502	69,927	3,911	68,479

Net Decrease in Cash and Cash Equivalents	(2,069)	(500)	(81,728)	(8,284)

Cash and Cash Equivalents, beginning of period	89,303	12,000	168,962	19,784

Cash and Cash Equivalents, end of period	$87,234	$11,500	$87,234	$11,500

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

On December 5, 2008, we formed a new company, Energy XXI, Inc. which is now the parent company of our U.S. operations.  The company was capitalized by Energy XXI (US Holdings) Limited’s contribution of all of the capital stock of Energy XXI USA, Inc. and certain Energy XXI Gulf Coast, Inc.’s bonds.

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

Note 3 – Impairment of Oil and Gas Properties

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

  Ceiling Test. Under the full cost method of accounting, we are required to perform each quarter, a “ceiling test” that determines a limit on the book value of our oil and gas properties.  If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related tax effects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A.  Future net cash flows are based on period-end commodity prices and exclude future cash outflows related to estimated abandonment costs.  As of the reported balance sheet date, capitalized costs of an oil and gas producing company may not exceed the full cost limitation calculated under the above described rule based on current spot market prices for oil and natural gas. However, if prior to the balance sheet date, the company enters into certain hedging arrangements for a portion of its future natural gas and oil production, thereby enabling the company to receive future cash flows that are higher than the estimated future cash flows indicated by use of the spot market price as of the reported balance sheet date, these higher hedged prices are used if they qualify as cash flow hedges under the provisions of Statement 133 as amended.

Because of the significant decline in crude oil and natural gas prices, coupled with the impact of hurricanes Gustav and Ike, we recognized a non-cash write-down of the net book value of our oil and gas properties of $459.1 million in the second quarter of fiscal 2009.   The write-down was reduced by $203.0 million pre-tax as a result of our hedging program.

Note 4 – Acquisitions

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

Note 5 – Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31, 2008	June 30, 2008
Oil and gas properties
Proved properties	$2,125,630	$1,816,313
Less: Accumulated depreciation, depletion, amortization and impairment	1,055,849	470,718
Proved properties—net	1,069,781	1,345,595
Unproved properties	154,729	215,681
Oil and gas properties—net	1,224,510	1,561,276

Other property and equipment	13,712	12,898
Less: Accumulated depreciation	4,250	2,878
Other property and equipment—net	9,462	10,020
Total property and equipment	$1,233,972	$1,571,296

Note 6 – Long-term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2008	June 30, 2008

First lien revolver	$293,989	$192,000
High yield facility	624,000	750,000
Put premium financing	7,528	9,697
Capital lease obligation	475	525
Total debt	925,992	952,222
Less current maturities	7,760	7,250
Total long-term debt	$918,232	$944,972

Maturities of long-term debt as of December 31, 2008 are as follows (in thousands):

Twelve Months Ending December 31,

2009	$7,760
2010	234
2011	293,998
2012	—
2013	624,000
Thereafter	—
Total	$925,992

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

On November 19, 2007, the credit facility was further amended.  The amendment, among other things, increased the borrowing base to $450 million and modified the commodity hedge limitations and minimum liquidity during certain periods.  We incurred $0.7 million to amend the first lien revolver including $0.5 million associated with syndicating the credit facility.

On December 9, 2008, the credit facility was again amended.  The amendment, among other things, reduced the borrowing base to $400 million, of which approximately $294.0 million was borrowed as of December 31, 2008.  The amendment provides protection to other lenders should any bank in the syndicate fail to fund their share of the revolver and other provisions which effectively reduce the available borrowing base to $380 million and carves out certain derivative contracts from the hedge limits contained in the revolver.

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

The first lien revolving credit facility also contains customary events of default, including, but not limited to non-payment of principal when due, non-payment of interest or fees and other amounts after a grace period, failure of any representation or warranty to be true in all material respects when made or deemed made, defaults under other debt instruments (including the indenture governing the notes), commencement of a bankruptcy or similar proceeding by or on behalf of us or a guarantor, judgments against us or a guarantor, the institution by us to terminate a pension plan or other ERISA events, any change in control, loss of liens, failure to meet financial ratios, and violations of other covenants subject, in certain cases, to a grace period.  As of December 31, 2008, we are in compliance with all covenants.

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

As of December 31, 2008, we have purchased a total of $126.0 million total face amount of the New Notes at an average cost of 72.13, or $90.9 million, plus accrued interest of an incremental $3.3 million for a total cost of $94.2 million.  The New Notes were paid from utilizing a portion of the total warrant proceeds from the warrant tender offer.  The purchased New Notes remain outstanding and accrue interest at 10 percent.  When reflected in the consolidated financials, the face amount of New Notes repurchased reduce the total amount of New Notes outstanding from $750 million to $624 million, and the interest expense is eliminated against the interest income at the consolidated level.  The $35.1 million pre-tax gain on the New Notes repurchased is deferred and is amortized over the remaining life of the New Notes as the New Notes have not been retired.

We believe that the fair value of our high yield facility as of December 31, 2008 was $274.6 million.

Put Premium Financing

We finance puts that we purchase with our hedge providers. Substantially all of our hedges are done with members of our bank groups. Put financing is accounted for as debt and this indebtedness is pari pasu with borrowings under the first lien revolver. The hedge financing is structured to mature when the put settles so that we realize the value net of hedge financing. As of December 31, 2008 and June 30, 2008, our outstanding hedge financing totaled $7.5 million and $9.7 million, respectively.

Interest Expense

Interest expense for the three months ended December 31, 2008 was $21.2 million, which includes $1.0 million of amortization of debt issuance costs, interest expense of $19.9 million associated with the high yield facility and the first lien revolver and $0.3 million associated with the put premium financing and other.  Interest expense for the three months ended December 31, 2007 was $26.8 million, which includes $1.5 million amortization of debt issuance costs, interest expense of $25.0 million associated with the high yield facility, the first lien revolver and the Partnership debt and $0.3 million associated with the put premium financing and other.

Interest expense for the six months ended December 31, 2008 was $43.5 million, which includes $2.0 million of amortization of debt issuance costs, interest expense of $40.8 million associated with the high yield facility and the first lien revolver and $0.7 million associated with the put premium financing and other.  Interest expense for the six months ended December 31, 2007 was $53.6 million, which includes $2.6 million of amortization of debt issuance costs, interest expense of $50.2 million associated with the high yield facility, the first lien revolver and the Partnership debt and $0.8 million associated with the put premium financing and other.

Note 7 – Note Payable

On July 22, 2008, we entered into a $17.2 million note payable with AFCO Credit Corporation to finance a portion of our insurance premiums. The note is payable in 11 monthly installments of $1,589,988 including interest at an annual rate of 3.249 percent, beginning August 1, 2008.

Note 8 – Asset Retirement Obligations

The following table describes the changes to our asset retirement obligations (in thousands):

Total balance at June 30, 2008	$97,814
Liabilities incurred	3,309
Liabilities settled	(13,483)
Revisions in estimated cash flows (1)	65,002
Accretion expense	4,894
Total balance at December 31, 2008	157,536
Less current portion	80,039
Long-term balance at December 31, 2008	$77,497

(1)  The revisions in estimated cash flows relate primarily to the impact of hurricanes Gustav and Ike, which impacted both the estimated cost of the abandonment of certain facilities as well as the timing of the abandonment.

Note 9 – Derivative Financial Instruments

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

Cash settlements, net of the amortization of purchased put premiums on effective cash flow hedges for the three months ended December 31, 2008 resulted in an increase in crude oil and natural gas sales in the amount of $20.3 million. For the three months ended December 31, 2008, we recognized a gain of approximately $6.8 million related to the net price ineffectiveness of our hedged crude oil and natural gas contracts and a realized gain of approximately $1.6 million and an unrealized gain of approximately $1.6 million, respectively, on derivative financial transactions that did not qualify for hedge accounting.

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

Cash settlements, net of the amortization of purchased put premiums on effective cash flow hedges for the six months ended December 31, 2008 resulted in a decrease in crude oil and natural gas sales in the amount of $23.6 million. For the six months ended December 31, 2008, we recognized a gain of approximately $7.4 million related to the net price ineffectiveness of our hedged crude oil and natural gas contracts and a realized gain of approximately $2.2 million and an unrealized gain of approximately $2.3 million, respectively, on derivative financial transactions that did not qualify for hedge accounting.

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

As of December 31, 2008, we had the following contracts outstanding (Asset and Fair Value Gain in thousands):

	Crude Oil				Natural Gas
	Volume (MBbls)	Contract Price (1)	Total		Volume (MMMBtus)	Contract Price (1)	Total		Total
			Asset	Fair Value Gain			Asset	Fair Value Gain	Fair Value	Fair Value Gain (2)
Period

Put Spreads
01/09 – 12/09	1,095	85.00/110.00	$24,594	$12,738	3,650	6.50/8.50	$5,670	$1,706	$30,264	$14,444

Swaps
01/09 – 12/09	918	70.55	14,891	8,311	8,930	8.10	16,611	10,861	31,502	19,172
01/10 – 12/10	737	70.77	5,061	2,400	3,740	8.12	2,618	3,542	7,679	5,942
			19,952	10,711			19,229	14,403	39,181	25,114

Collars
01/09 – 12/09	1,109	81.78/109.08	32,728	19,993					32,728	19,993
01/10 – 12/10	746	79.03/105.92	13,942	8,033					13,942	8,033
			46,670	28,026					46,670	28,026

Three-Way Collars
01/09 – 12/09	505	53.57/67.42/79.94	2,746	2,080	10,110	6.00/8.18/10.13	14,875	7,511	17,621	9,591
01/10 – 12/10	224	51.79/66.79/82.04	286	186	8,390	6.00/8.22/10.15	7,091	4,609	7,377	4,795
					3,650	5.50/7.50/10.55	1,735	1,124	1,735	1,124
			3,032	2,266			23,701	13,244	26,733	15,510

Total Gain on Derivatives			$94,248	$53,741			$48,600	$29,353	$142,848	$83,094

 (1)     The contract price is weighted-averaged by contract volume.
(2)	The gain on derivative contracts is net of applicable income taxes.

We have reviewed the financial strength of our hedge counterparties and believe the credit risk to be minimal.  At December 31, 2008, we had no deposits for collateral with our counterparties.

On June 26, 2006, we entered into an interest rate costless collar to mitigate the risk of loss due to changes in interest rates.  The dollar amount hedged was $75 million with the interest rate collar being 5.45 percent to 5.75 percent.  At December 31, 2008, we had deferred $2.6 million, net of tax benefit, in losses in OCI related to this instrument.

The following table reconciles the changes in accumulated other comprehensive income (loss) (in thousands):

Accumulated other comprehensive income (loss) – July 1, 2008	$(285,010)
Hedging activities:
Commodity
Change in fair value	268,505
Reclassified to income	93,981
Interest rate
Change in fair value (loss)	(1,221)
Reclassified to income	613
Accumulated other comprehensive income – December 31, 2008	$76,868

The amounts expected to be reclassified to income in the next twelve months are $60.3 million income on our commodity hedges and a $2.2 million loss on our interest rate hedge.

Note 10 – Income Taxes

We are a Bermuda company and we are generally not subject to income tax in Bermuda. We operate through our various subsidiaries in the United States (“U.S.”); accordingly, income taxes have been provided based upon the tax laws and rates of the U.S. as they apply to our current ownership structure.

During the three months ended December 31, 2008, we incurred a significant impairment loss of our oil and gas properties due to the steep decline in global energy prices over that same time period.  As a result, we are in a position of cumulative reporting losses for the current and preceding reporting periods.  The volatility of energy prices and uncertainty of when energy prices may rebound is problematic and not readily determinable by our management.  At this date, this general fact pattern does not allow us to project sufficient sources of future taxable income to offset our tax loss carryforwards and net deferred tax assets in the U.S. Under these current circumstances, it is management’s opinion that the realization of these tax attributes does not reach the “more likely than not criteria” under FAS 109.  As a result, we have established a valuation allowance of $121,615,852, at December 31, 2008, against our U.S. net deferred tax assets.

Our Bermuda Companies continue to report a tax provision relating to the accrued U.S. withholding tax required on any interest payments made from the U.S. Companies to the Bermuda Companies. We have accrued a cumulative withholding obligation of $21,842,633 through December 31, 2008.

Our effective tax rate for the three months and six months ended December 31, 2008 and 2007 was approximately 9.5% and 35.5% and 10.0% and 35.0%, respectively. As discussed above, the significant variance is due to the establishment of a valuation allowance against the U.S. net deferred tax assets.

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

As of December 31, 2008, we have 3,923,064 unvested Phantom Stock units.  A liability has been recognized as of December 31, 2008 in the amount of $0.7 million, in accrued liabilities in the accompanying consolidated balance sheet. The amount of the liability will be remeasured at fair value as of each reporting date.

Restricted Shares activity is as follows:

		Grant-date
	Number	Fair value
	Of Shares	Per Share
Non-vested at June 30, 2008	331,666	$6.44
Granted on July 23, 2008	153,250	4.95
Granted on September 16, 2008	459,069	4.95
Vested during the six months ended December 31, 2008	(97,500)
Non-vested at December 31, 2008	846,485	4.82

We determine the fair value of the Restricted Shares based on the market price of our Common Stock on the date of grant.  Compensation cost for the Restricted Shares is recognized on a straight line basis over the vesting or service period.  As of December 31, 2008 there was approximately $3.6 million of the unrecognized compensation cost related to non-vested Restricted Shares.  We expect approximately $0.9 million to be recognized over fiscal 2009, $1.6 million to be recognized during the fiscal year ended 2010, $1.0 million to be recognized during the fiscal year ended 2011 and $0.1 million to be recognized during the fiscal year ended 2012.

Effective as of July 1, 2008, we adopted the Energy XXI Services, LLC 2008 Fair Market Value Stock Purchase Plan (“2008 Purchase Plan”), which allows eligible employees, directors, and other service providers of ours and our subsidiaries to purchase from us shares of Common Stock that have either been purchased by us on the open market or that have been newly issued by us.

In November 2008 we adopted the Energy XXI Services, LLC Employee Stock Purchase Plan which allows employees to purchase common stock at a 15 percent discount from the lower of the common stock closing price on the first or last day of the period.  The initial period is from December 1, 2008 to June 30, 2009.  At December 31, 2008, we had charged $34,000 to compensation expense related to this plan.  The plan has a limit of 5,000,000 common shares.

Defined Contribution Plans.  Our employees are covered by a discretionary noncontributory profit sharing plan.  The plan provides for annual employer contributions based upon 10 percent of annual compensation.  We also sponsor a qualified 401 (k) Plan which provides for matching.  The cost to us under these plans for the three months ended December 31, 2008 and 2007 was $0.5 million for profit sharing and $0.1 million for the 401 (k) Plan and $0.4 million for profit sharing and $0.1 million for the 401 (k) Plan, respectively.  The cost to us under these plans for the six months ended December 31, 2008 and 2007 was $1.0 million for profit sharing and $0.7 million for the 401 (k) Plan and $0.8 million for profit sharing and $0.5 million for the 401 (k) Plan, respectively.

Note 12 — Earnings per Share

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Net Income (Loss)	$(429,203)	$6,475	$(433,854)	$8,362

Weighted average shares outstanding for basic EPS	144,174	84,141	144,479	84,138
Add dilutive securities: warrants and unit purchase options	—	2,365	—	6,124
Weighted average shares outstanding for diluted EPS	144,174	86,506	144,479	90,262

Earnings (Loss) Per Share
Basic	$(2.98)	$0.08	$(3.00)	$0.10
Diluted	$(2.98)	$0.07	$(3.00)	$0.09

Note 13 — Commitments and Contingencies

Litigation.  We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material affect on our financial position or results of operations.

Lease Commitments.  We have a non-cancelable operating lease for office space that expires on December 31, 2017.  Future minimum lease commitments as of December 31, 2008 under the operating leases are as follows (in thousands):

Twelve Months Ending December 31,

2009	$1,347
2010	1,347
2011	1,347
2012	1,347
2013	1,347
Thereafter	5,373
Total	$12,108

Rent expense for the three months and six months ended December 31, 2008 and 2007 was approximately $499,000 and $329,000 and $1,046,000 and $475,000, respectively.

Letters of Credit and Performance Bonds. We had $1.1 million in letters of credit and $11.8 million of performance bonds outstanding as of December 31, 2008.

Drilling Rig Commitments. We have entered into five drilling rig commitments, one commencing on July 14, 2008 at $75,000 per day through April 14, 2009 for a total commitment of $20.6 million, one at $20,500 per day which will be released on January 17, 2009 for a total commitment of $348,500 and three others at $55,000 per day, $75,000 per day and $25,000 per day, respectively, until well completions. The last three commitments extend past December 31, 2008, thus, the commitment amounts cannot be calculated since the well completion dates are not known.

Note 14 — Fair Value of Financial Instruments

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

We use various methods to determine the fair values of our financial instruments and other derivatives which depend on a number of factors, including the availability of observable market data over the contractual term of the underlying instrument. For our natural gas and oil derivatives, the fair value is calculated based on directly observable market data or data available for similar instruments in similar markets. For our interest rate derivatives, the fair value may be calculated based on these inputs as well as third-party estimates of these instruments. We separate our financial instruments and other derivatives into two levels (Levels 2 and 3) based on our assessment of the availability of observable market data and the significance of non-observable data used to determine the fair value of our instruments. Our assessment of an instrument can change over time based on the maturity or liquidity of the instrument, which could result in a change in the classification of the instruments between levels. Each of these levels and our corresponding instruments classified by level are further described below:

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

            Listed below are our financial instruments classified in each level and a description of the significant inputs utilized to determine their fair value at December 31, 2008 (in thousands):

	Level 2	Level 3	Total
Assets:
Natural Gas and Oil Derivatives	$142,848		$142,848

Liabilities:
Natural Gas and Oil Derivatives	$5,155		$5,155
Interest Rate Collar		$4,124	4,124
Total Liabilities	$5,155	$4,124	$9,279

The following table sets forth a reconciliation of changes in the fair value of derivatives classified as Level 3 (in thousands):

Interest Rate Collar
Balance at July 1, 2008	$(3,187)
Total loss included in other comprehensive income	(1,661)
Settlements	724
Balance at December 31, 2008	$(4,124)

Note 15 — Prepayments and Accrued Liabilities

Prepayments and accrued liabilities consist of the following (in thousands):
	December 31, 2008	June 30, 2008

Prepaid expenses and other current assets
Advances to joint interest partners	$11,680	$10,096
Insurance	10,365	173
Investment in EXXI common stock	2,711	2,199
Other	5,659	2,194
Total prepaid expenses and other current assets	$30,415	$14,662

Accrued liabilities
Asset retirement obligations-current	$80,039	$16,717
Employee benefits and payroll	4,369	12,755
Interest	4,805	5,269
Accrued hedge payable	2,989	20,153
Advances from joint interest partners	672	7,487
Undistributed oil and gas proceeds	23,455	31,017
Other	4,238	5,471
Total accrued liabilities	$120,567	$98,869

Note 16 – Supplemental Cash Flow Information

The following represents our supplemental cash flow information (in thousands):

	Six Months Ended December 31,
	2008	2007

Cash paid for interest	$38,671	$49,615
Cash paid for income taxes	716	—

Note 17 — Dividends

On September 9, 2008, our Board of Directors (“Board”) declared a cash dividend of $0.005 per common share, payable on October 20, 2008 to shareholders of record on September 19, 2008.

 Note 18 — Subsequent Event

On February 6, 2009, our Board of Directors (“Board”) declared a cash dividend of $0.005 per common share, payable on March 13, 2009 to shareholders of record on February 20, 2008.    Dividend levels are determined by the Board based on profitability, capital expenditures, financing and other factors.

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

Operational Information

	Quarter Ended
	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008	Dec. 31, 2007

	(In Thousands, except for unit amounts)
Operating revenues
Crude oil sales	$53,388	$119,214	$160,118	$126,660	$108,487
Natural gas sales	33,111	44,442	77,356	61,675	53,759
Hedge gain (loss)	20,353	(43,912)	(58,712)	(21,198)	(8,521)
Total revenues	106,852	119,744	178,762	167,137	153,725
Percent of operating revenues from crude oil
Prior to hedge gain (loss)	61.7%	72.8%	67.4%	67.3%	66.9%
Including hedge gain (loss)	62.4%	68.5%	62.5%	62.0%	60.7%
Operating expenses
Lease operating expense
Insurance expense	4,934	4,918	3,932	4,642	4,812
Workover and maintenance	7,094	3,873	6,741	5,447	4,489
Direct lease operating expense	25,536	26,207	29,108	28,253	24,742
Total lease operating expense	37,564	34,998	39,781	38,342	34,043
Production taxes	1,878	2,036	3,699	1,755	1,272
Impairment of oil and gas properties	459,109	—	—	—	—
Depreciation, depletion and amortization	65,002	62,409	83,462	75,268	75,406
General and administrative	6,236	6,235	10,123	4,912	5,644
Other – net	(7,604)	597	5,932	4,611	903
Total operating expenses	562,185	106,275	142,997	124,888	117,268
Operating income (loss)	$(455,333)	$13,469	$35,765	$42,249	$36,457

Sales volumes per day
Natural gas (MMcf)	54.4	46.8	67.9	73.3	78.1
Crude oil (MBbls)	10.1	11.0	15.1	13.9	13.0
Total (MBOE)	19.2	18.8	26.4	26.1	26.0
Percent of sales volumes from crude oil	52.6%	58.5%	57.2%	53.3%	50.0%

Average sales price
Natural gas per Mcf	$6.62	$10.33	$12.52	$9.25	$7.48
Hedge gain (loss) per Mcf	1.41	(1.57)	(1.66)	0.28	0.93
Total natural gas per Mcf	$8.03	$8.76	$10.86	$9.53	$8.41

Crude oil per Bbl	$57.38	$117.75	$116.90	$100.10	$90.71
Hedge gain (loss) per Bbl	14.27	(36.70)	(35.38)	(18.20)	(12.68)
Total crude oil per Bbl	$71.65	$81.05	$81.52	$81.90	$78.03

Total hedge gain (loss) per BOE	$11.54	$(25.39)	$(24.46)	$(8.92)	$(3.56)

Operating revenues per BOE	$60.57	$69.23	$74.49	$70.33	$64.24
Operating expenses per BOE
Lease operating expense
Insurance expense	2.79	2.84	1.64	1.95	2.01
Workover and maintenance	4.02	2.24	2.81	2.29	1.88
Direct lease operating expense	14.48	15.15	12.13	11.89	10.34
Total lease operating expense	21.29	20.23	16.58	16.13	14.23
Production taxes	1.06	1.18	1.54	0.74	0.53
Impairment of oil and gas properties	260.26	—	—	—	—
Depreciation, depletion and amortization	36.85	36.08	34.78	31.67	31.51
General and administrative	3.54	3.60	4.22	2.07	2.36
Other – net	(4.31)	0.35	2.47	1.94	0.38
Total operating expenses	318.69	61.44	59.59	52.55	49.01
Operating income (loss) per BOE	$(258.12)	$7.79	$14.90	$17.78	$15.23

Results of Operations

Three Months Ended December 31, 2008 Compared With the Three Months Ended December 31, 2007.

Our consolidated net loss for the three months ended December 31, 2008 was $429.2 million or $2.98 diluted loss per common share (“per share”) as compared to consolidated net income of $6.5 million for the three months ended December 31, 2007 or $0.07 diluted earnings per share. The decrease is primarily due to the impairment of oil and gas properties coupled with lower production volumes and lower commodity prices and to a lower effective income tax rate. Below is a discussion of prices, volumes and revenue variances.

Price and Volume Variances

	Three Months Ended December 31,
	2008	2007	Price (Decrease)	Percent (Decrease)	Revenue (Decrease)
					(In Thousands)
Price Variance (1)
Crude oil sales prices (per Bbl)	$71.65	$78.03	$(6.38)	(8.2)%	$(5,933)
Natural gas sales prices (per Mcf)	8.03	8.41	(0.38)	(4.5)%	(1,901)
Total price variance					(7,834)

Volume Variance
Crude oil sales volumes (MBbls)	930	1,196	(266)	(22.2)%	(20,721)
Natural gas sales volumes (MMcf)	5,002	7,183	(2,181)	(30.4)%	(18,318)
BOE sales volumes (MBOE)	1,764	2,393	(629)	(26.3)%
Percent of BOE from crude oil	52.7%	50.0%
Total volume variance					(39,039)

Total price and volume variance					$(46,873)

(1)  Commodity prices include the impact of hedging activities.

Revenue Variances

	Three Months Ended December 31,
	2008	2007	Decrease	Percent Decrease
	(In Thousands)

Crude oil	$66,668	$93,322	$(26,654)	(28.6)%
Natural gas	40,184	60,403	(20,219)	(33.5)%
Total revenues	$106,852	$153,725	$(46,873)	(30.5)%

Revenues

Our consolidated revenues decreased $46.8 million in the second quarter of fiscal 2009 as compared to the same period in the prior fiscal year. Lower revenues were primarily due to lower production volumes which were impacted by effects of Hurricanes Gustav and Ike and reduced revenues by $39.0 million.  Operating revenues were also impacted by lower commodity prices resulting in decreased revenues of $7.8 million. Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow.  Lower commodity prices reduced revenues by $7.8 million in the second quarter of fiscal 2009. Average natural gas prices, including a $1.41 realized gain per Mcf related to hedging activities, decreased $0.38 per Mcf during the second quarter of fiscal 2009, resulting in decreased revenues of $1.9 million. Average crude oil prices, including a $14.27 realized gain per barrel related to hedging activities, decreased $6.38 per barrel in the second quarter of fiscal 2009, resulting in decreased revenues of $5.9 million.  Commodity prices are affected by many factors that are outside of our control. Therefore, commodity prices we received during the second quarter of fiscal 2009 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time could result in reduced cash from operating activities, potentially causing us to expend less on our capital program.  Lower spending on our capital program could result in a reduction of the amount of production volumes we are able to produce. We cannot accurately predict future commodity prices, and cannot be certain whether these events will occur.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow.  Lower sales volumes in the second quarter of fiscal 2009 resulted in decreased revenues of $39.0 million. Crude oil sales volumes decreased 266 MBbls in the second quarter of fiscal 2009, resulting in decreased revenues of $20.7 million. Natural gas sales volumes decreased 2,181 MMcf in the second quarter of fiscal 2009, resulting in decreased revenues of $18.3 million.  The decrease in crude oil and natural gas sales volumes in the second quarter of fiscal 2009 was primarily due to the impact of Hurricanes Gustav and Ike.

As mentioned above, depressed commodity prices over an extended period of time or other unforeseen events could occur that would result in our being unable to sustain a capital program that allows us to meet our production growth goals. However, we cannot predict whether such events will occur.

Below is a discussion of Costs and expenses and Other (income) expense.

 Costs and expenses and Other (income) expense

	Three Months Ended December 31,				Increase
	2008		2007		(Decrease)
	Amount	Per BOE	Amount	Per BOE	Amount
Costs and expenses	(In Thousands, except per unit amounts)
Lease operating expense
Insurance expense	$4,934	$2.79	$4,812	$2.01	$122
Workover and maintenance	7,094	4.02	4,489	1.88	2,605
Direct lease operating expense	25,536	14.48	24,742	10.34	794
Total lease operating expense	37,564	21.29	34,043	14.23	3,521
Production taxes	1,878	1.06	1,272	0.53	606
Impairment of oil and gas properties	459,109	260.26	—	—	459,109
DD&A	65,002	36.85	75,406	31.51	(10,404)
Accretion of asset retirement obligation	2,433	1.38	1,989	0.83	444
General and administrative expense	6,236	3.54	5,644	2.36	592
Loss (gain) on derivative financial instruments	(10,037)	(5.69)	(1,086)	(0.45)	(8,951)
Total costs and expenses	$562,185	$318.69	$117,268	$49.01	$444,917

Other (income) expense
Interest income	$(2,104)	$(1.19)	$(403)	$(0.17)	$(1,701)
Interest expense	21,168	12.00	26,819	11.21	(5,651)
Total other (income) expense	$19,064	$10.81	$26,416	$11.04	$(7,352)

Costs and expenses increased $444.9 million in the second quarter of fiscal 2009.  This increase in costs and expenses was primarily due to the impairment of oil and gas properties partially offset by the net effect of the items discussed below.

DD&A expense decreased $10.4 million primarily due to decreased production as a result of the impact of Hurricanes Gustav and Ike ($19.8 million) partially offset by a higher DD&A rate ($9.4 million).  Lease operating expense increased $3.5 million in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.  This increase is primarily due to higher well operating expenses stemming from the increase in properties resulting from acquisitions as well as an increase in general operating costs, which include direct expenses incurred to operate our wells and equipment on producing leases. We typically incur higher direct operating costs associated with operating wells that produce higher percentages of oil versus natural gas.  As we increased our percentage production of oil during the second quarter of fiscal 2009, partially as a result of the acquisition of the properties from Pogo Producing Company, our lease operating expenses per BOE have increased.  In addition to increased costs per BOE due to a change in mix of production, well operating expenses were higher in general due to increased fuel, chemical and electricity expenses and higher repair and maintenance expenses.

Other (income) expense decreased $7.4 million in the second quarter of fiscal 2009.  This decrease was primarily due to the items discussed below.

Interest income increased $1.7 million due primarily to higher interest bearing investments partially offset by lower interest rates.  Interest expense decreased $5.7 million due to the additional payments of debt.  On a per unit of production basis, interest expense increased 7.0 percent, from $11.21/BOE to $12.00/BOE.

Income Tax Expense

Income tax expense decreased $48.8 million in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008, primarily due to a decrease in income before income taxes of $484.4 million and the establishment of a valuation allowance against the net deferred tax assets in the U.S.  The effective income tax rate for the second quarter of fiscal 2009 decreased from the second quarter of fiscal 2008 from 35.5 percent to 9.5 percent.

Six Months Ended December 31, 2008 Compared with the Six Months Ended December 31, 2007.

Our consolidated net loss was $433.9 million or $3.00 diluted loss per share for the first six months of fiscal 2009 as compared to consolidated net income of $8.4 million or $0.09 diluted earnings per share for the same prior year period.  The decrease is primarily due to the impairment of oil and gas properties coupled with lower production volumes and a lower effective income tax rate. Below is a discussion of prices, volumes and revenue variances.

Sales Price and Volume Variances

	Six Months Ended		Price	Percent	Revenue
	December 31,		Increase	Increase	Increase
	2008	2007	(Decrease)	(Decrease)	(Decrease)
					(In Thousands)
Price Variance (1)
Crude oil price (per Bbl)	$76.55	$77.86	$(1.31)	(1.7)%	$(2,545)
Natural gas price (per Mcf)	8.36	7.83	0.53	6.8%	4,832
Total price variance					2,287

Volume Variance
Crude oil sales volumes (MBbls)	1,943	2,323	(380)	(16.4)%	(29,620)
Natural gas sales volumes (MMcf)	9,306	14,868	(5,562)	(37.4)%	(43,404)
BOE sales volumes MBOE	3,494	4,801	(1,307)	(27.2)%
Percent of BOE from crude oil	55.6%	48.4%
Total volume variance					(73,024)

Total price and volume variance					$(70,737)

(1)  Commodity prices include hedging gains and losses.

Revenue Variances

	Six Months Ended
	December 31			Percent
	2008	2007	Decrease	Decrease
	(In Thousands)
Crude oil	$148,730	$180,895	$(32,165)	(17.8)%
Natural gas	77,866	116,438	(38,572)	(33.1)%
Total revenues	$226,596	$297,333	$(70,737)	(23.8)%

Revenues

Our consolidated revenues decreased $70.7 million in the first six months of fiscal 2009 as compared to the same period in the prior fiscal year. Lower revenues were primarily due to lower production volumes which were impacted by effects of Hurricanes Gustav and Ike and reduced revenues by $73.0 million.  Operating revenues were also impacted by lower crude oil prices resulting in decreased revenues of $2.5 million partially offset by higher natural gas prices which increased revenues by $4.8 million. Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow.  Commodity prices contributed a net increase of $2.3 million in revenues in the first six months of fiscal 2009 as compared to the prior year period.  Average crude oil prices, including a $12.29 realized loss per barrel related to hedging activities, decreased $1.31 per barrel in the first six months of fiscal 2009, resulting in decreased revenues of $2.5 million.  Average natural gas prices, including a $0.03 realized gain per Mcf related to hedging activities, increased $0.53 per Mcf in the first six months of fiscal 2009, yielding increased revenues of $4.8 million.  Commodity prices are affected by many factors that are outside of our control. Therefore, commodity prices we received in the first six months of fiscal 2009 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time would result in reduced cash from operating activities potentially causing us to expend less on our capital program.  Lower spending on our capital program could result in a reduction of the amount of production volumes we are able to produce. We cannot accurately predict future commodity prices, and cannot be certain whether these events will occur.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow.  Lower sales volumes in the first six months of fiscal 2009 as compared to the prior year period resulted in decreased revenues of $73.0 million. Crude oil sales volumes decreased 380 MBbls in the first six months of fiscal 2009, resulting in decreased revenues of $29.6 million. Natural gas sales volumes decreased 5,562 MMcf in the first six months of fiscal 2009, resulting in lower revenues of $43.4 million.  The decrease in crude oil and natural gas sales volumes in the first six months of fiscal 2009 as compared to prior fiscal year’s first six months was primarily due to the impact of Hurricanes Gustav and Ike.

As mentioned above, depressed commodity prices over an extended period of time or other unforeseen events could occur that would result in our being unable to sustain a capital program that allows us to meet our production growth goals. However, we cannot predict whether such events will occur.

Below is a discussion of Costs and Expenses and Other (Income) Expense.

 Costs and Expenses and Other (Income) Expense

	Six Months Ended December 31,				Increase
	2008		2007		(Decrease)
	Amount	Per BOE	Amount	Per BOE	Amount
Costs and expenses	(In Thousands, except per unit amounts)
Lease operating expense
Insurance expense	$9,852	$2.82	$9,644	$2.00	$208
Workover and maintenance	10,967	3.14	10,209	2.13	758
Direct lease operating expense	51,743	14.81	44,883	9.35	6,860
Total lease operating expense	72,562	20.77	64,736	13.48	7,826
Production taxes	3,914	1.12	3,232	0.67	682
Impairment of oil and gas properties	459,109	131.41	—	—	459,109
DD&A	127,411	36.47	148,659	30.96	(21,248)
Accretion of asset retirement obligation	4,894	1.40	3,749	0.78	1,145
General and administrative expense	12,471	3.57	11,415	2.38	1,056
Loss (gain) on derivative financial instruments	(11,901)	(3.41)	(44)	—	(11,857)
Total costs and expenses	$668,460	$191.33	$231,747	$48.27	$436,713

Other (income) expense
Interest income	$(3,438)	$(0.98)	$(901)	$(0.19)	$(2,537)
Interest expense	43,473	12.44	53,630	11.17	(10,157)
Total other (income) expense	$40,035	$11.46	$52,729	$10.98	$(12,694)

Costs and expenses increased $436.7 million in the first six months of fiscal 2009 as compared to the prior year period.  This increase in costs and expenses was primarily due to the impairment of oil and gas properties partially offset by the net effect of the items discussed below.

DD&A expense decreased $21.2 million in the first six months of fiscal 2009 as compared to the prior year period primarily due to decreased production as a result of the impact of Hurricanes Gustav and Ike ($40.5 million) partially offset by a higher DD&A rate ($19.3 million).    The increase in the DD&A rate is principally as a result of the increased costs of acquisitions and drilling coupled with the year-end June 30, 2008 negative revisions in our reserve base.  Lease operating expense increased $7.8 million in the first six months of fiscal 2009 compared to the first six months of fiscal 2008.  This increase is primarily due to higher well operating expenses, which include direct expenses incurred to operate our wells and equipment on producing leases. Well operating expenses were higher primarily as a result of an increase in producing leases from our exploration and development programs, increased fuel and electricity expenses and higher repair and maintenance expenses.  The higher workover activity and higher windstorm insurance is also primarily a result of the increase in producing leases noted above.

Other (income) expense decreased $12.7 million in the first six months of fiscal 2009 as compared to the prior year period.  This decrease was primarily due to the items discussed below.

Interest income increased $2.5 million due primarily to higher interest bearing investments partially offset by lower interest rates.  Interest expense decreased $10.2 million due to the additional payments of debt.  On a per unit of production basis, interest expense increased 11.4 percent, from $11.17/BOE to $12.44/BOE.

Income Tax Expense

Income tax expense decreased $52.5 million in the first six months of fiscal 2009 compared to the first six months of fiscal 2008, primarily due to a decrease in income before income taxes of $494.8 million, and the establishment of a valuation allowance against the net deferred tax assets in the U.S. The effective income tax rate for the first six months of fiscal 2009 decreased from the first six months of fiscal 2008 from 35.0 percent to 10.0 percent.

Liquidity

Overview

Our principal requirements for capital are to fund our exploration, development and acquisition activities and to satisfy our contractual obligations, primarily for the repayment of debt and any amounts owed during the period related to our hedging positions

We have incurred substantial indebtedness in connection with our acquisitions, including the $750 million senior notes offering we completed on June 8, 2007 to fund the Pogo Acquisition and to repay our second lien revolving credit facility. At December 31, 2008, we had $926.0 million of indebtedness outstanding, consisting of $624.0 million in our high yield facility, $294.0 million under our first lien revolving credit facility, $7.5 million in put financings and $0.5 million in capital lease obligations. This debt position is partially offset on a net basis by $87.2 million of cash and cash equivalents on hand at December 31, 2008.  We expect to fund our operations and capital expenditures and satisfy our debt service obligations through operating cash flow, borrowings under our first lien revolving credit facility and cash on hand.

Capital Resources

Our updated fiscal 2009 capital budget, excluding acquisitions, for the exploration and development programs is approximately $250 million, including $194.4 million spent in the first six months of fiscal 2009, compared with fiscal 2008 capital expenditures of $330 million and our initial fiscal 2009 capital budget of $380 million.  Our fiscal 2009 budget was adjusted downward to preserve liquidity and to increase our financial flexibility to pursue acquisition opportunities given the volatility in credit and commodity markets. We intend to fund our capital expenditure program, contractual commitments, including settlement of derivative contracts, and future acquisitions from cash on hand, cash flows from our operations and borrowings under our credit facility. Notwithstanding the continued weakness in credit markets, we believe our available liquidity will be sufficient to meet our funding requirements through December 31, 2009.  If an acquisition opportunity arises, we may also seek to access public markets to issue additional debt and/or equity securities. Cash flows from operations were used primarily to fund exploration and development expenditures during the first six months of fiscal 2009.  In June 2007, we also completed our $750 million high yield facility, which enabled us to pay off our second lien facility and help fund the Pogo Acquisition.  At December 31, 2008 we had a working capital of $73.0 million.

Net cash provided by operating activities in the first six of fiscal 2009 was $109.0 million as compared to $124.9 million in the first six months of fiscal 2008.  The decrease is primarily due to lower production volumes as a result of the impact of Hurricanes Gustav and Ike.  Key drivers of net operating cash flows are commodity prices, production volumes and costs and expenses. Average natural gas prices increased 6.8 percent in the first six months of fiscal 2009 from the same period last year. Crude oil prices decreased 1.7 percent in the first six months of fiscal 2009 from the same period last year.  In the first six months of fiscal 2009, natural gas and crude oil volumes decreased 37.4 percent and 16.4 percent from the same period last year, respectively.

Contractual Obligations

Information about contractual obligations at December 31, 2008 did not change materially from the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2008.

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

With a financially settled purchased put, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the hedged price of the transaction. With a swap, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the hedged price for the transaction, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the hedged price for the transaction. With a zero-cost collar, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price of the collar, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price for the collar. A three-way collar is a combination of options, a sold call, a purchased put and a sold put. The sold call establishes a maximum price we will receive for the volumes under contract. The purchased put establishes a minimum price unless the market price falls below the sold put, at which point the minimum price would be the reference price (i.e., NYMEX) plus the difference between the purchased put and the sold put strike price.  Based on the December 31, 2008 published forward commodity price curves for the underlying commodities, a price increase of 10 percent per Bbl for crude oil would decrease the fair value of our net commodity derivative asset by approximately $20.9 million. A price increase of 10 percent per MMBtu for natural gas would decrease the fair value of our net commodity derivative asset by approximately $16.5 million.

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

          Interest Rate Risk

On June 26, 2006, we entered into interest rate costless collar to mitigate the risk of loss due to changes in interest rates. The dollar amount hedged was $75 million with the interest rate collar being 5.45 percent to 5.75 percent. At December 31, 2008, the fair value of this instrument which was designated as a financial hedge, prior to the impact of federal income tax, was a loss of $4.1 million.

 A one percent increase in interest rates would increase our interest expense approximately $1.1 million for the remainder of fiscal 2009.

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

There was no change in our internal control over financial reporting during our last quarterly period ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

Purchases and Distributions of Equity Securities are as follow:

	Total Number	Average Price
Period	Of Shares	Per Shares	Total
			(In thousands)

Purchases
Month Ended September 30, 2008	579,388	$3.12	$1,809
Month Ended October 31, 2008	369,508	2.66	985
	948,896	$2.94	$2,794

Distributions
Month Ended July 31, 2008	22,476	$5.67	$127
Month Ended August 31, 2008	244,267	4.45	1,086
Month Ended September 30, 2008	33,527	3.36	113
Month Ended October 31, 2008	20,600	1.37	28
Month Ended November 30, 2008	24,693	1.11	27
Month Ended December 31, 2008	41,285	0.84	35
Total Distributions	386,848	$3.66	$1,416

We adopted an incentive and retention program for our employees. Participation shares (or “Phantom Stock units”) are issued from time to time at a value equal to our common share price at the time of issue. The Phantom Stock units generally vest equally over a three-year period. When vesting occurs, we pay the employee an amount equal to the then current common share price times the number of Phantom Stock units that have vested, plus the cumulative value of dividends applicable to the Company’s stock.  The plan has a limit of 5,000,000 common shares.  There is no limit to the number of Phantom Stock Units issued under the plan.

At our discretion, at the time the Phantom Stock units vest, we have the ability to require the employee to accept common shares in lieu of cash.

In July 2008, the Board approved the issuance of Phantom Stock Units on February 1, 2009 to certain employees who are still employed by us on that date.  The options vest equally on February 2, 2009, February 1, 2010 and February 1, 2011.

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

Date:   February 9, 2009