Form 10-Q
period 2009-03-31
ENERGY XXI (BERMUDA) LTD
filed 2009-05-07
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

As of April 30, 2009, there were 145,350,415 shares outstanding of the registrant’s common stock, par value $0.001 per share.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)
	March 31,	June 30,
	2009	2008
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$75,369	$168,962
Accounts receivable
Oil and natural gas sales	34,312	116,678
Joint interest billings	40,817	21,322
Insurance and other	29,402	4,896
Prepaid expenses and other current assets	29,864	14,662
Royalty deposit	1,803	4,548
Deferred income taxes	—	88,198
Derivative financial instruments	65,138	2,179
Total Current Assets	276,705	421,445
Property and equipment, net of accumulated depreciation, depletion, amortization and impairment
Oil and natural gas properties - full cost method of accounting	1,118,323	1,561,276
Other property and equipment	8,845	10,020
Total Property and Equipment – net	1,127,168	1,571,296
Derivative financial instruments	12,479	3,747
Deferred income taxes	—	36,055
Debt issuance costs, net of accumulated amortization	14,130	17,388
Total Assets	$1,430,482	$2,049,931

LIABILITIES
Current Liabilities
Accounts payable	$72,286	$106,751
Note payable	3,167	—
Accrued liabilities	52,491	82,152
Asset retirement obligations	68,656	16,717
Derivative financial instruments	7,506	245,626
Current maturities of long-term debt	5,926	7,250
Total Current Liabilities	210,032	458,496
Long-term debt, less current maturities	879,204	944,972
Deferred income taxes	24,394	—
Asset retirement obligations	97,469	81,097
Derivative financial instruments	2,480	190,781
Other	31,336	—
Total Liabilities	1,244,915	1,675,346
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized and no shares issued at March 31, 2009 and June 30, 2008	—	—
Common stock, $0.001 par value, 400,000,000 shares authorized and 146,139,929 and 145,299,675 shares issued and 145,317,686 and 144,937,119 shares outstanding at March 31, 2009 and June 30, 2008, respectively	146	145
Additional paid-in capital	604,088	601,509
Retained earnings (deficit)	(498,710)	57,941
Accumulated other comprehensive income (loss), net of income taxes	80,043	(285,010)
Total Stockholders’ Equity	185,567	374,585
Total Liabilities and Stockholders’ Equity	$1,430,482	$2,049,931

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share information)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Revenues
Oil sales	$72,503	$103,627	$221,233	$284,522
Natural gas sales	33,633	63,510	111,499	179,948
Total Revenues	106,136	167,137	332,732	464,470

Costs and Expenses
Lease operating expense	24,964	38,342	97,526	103,078
Production taxes	1,587	1,755	5,501	4,987
Impairment of oil and gas properties	117,887	—	576,996	—
Depreciation, depletion and amortization	50,052	75,268	177,463	223,927
Accretion of asset retirement obligations	4,723	1,911	9,617	5,660
General and administrative expense	6,117	4,912	18,588	16,327
Loss (gain) on derivative financial instruments	2,920	2,700	(8,981)	2,656
Total Costs and Expenses	208,250	124,888	876,710	356,635

Operating Income (Loss)	(102,114)	42,249	(543,978)	107,835

Other Income (Expense)
Interest income	2,016	348	5,454	1,249
Interest expense	(19,679)	(26,058)	(63,152)	(79,688)
Total Other Income (Expense)	(17,663)	(25,710)	(57,698)	(78,439)

Income (Loss) Before Income Taxes	(119,777)	16,539	(601,676)	29,396

Income Tax Expense (Benefit)	841	6,252	(47,204)	10,747

Net Income (Loss)	$(120,618)	$10,287	$(554,472)	$18,649

Earnings (Loss) Per Share
Basic	$(0.84)	$0.12	$(3.84)	$0.22
Diluted	$(0.84)	$0.12	$(3.84)	$0.22

Weighted Average Number of Common Shares Outstanding
Basic	144,331	84,141	144,430	84,139
Diluted	144,331	84,141	144,430	85,259

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Cash Flows From Operating Activities
Net income (loss)	$(120,618)	$10,287	$(554,472)	$18,649
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Deferred income tax expense (benefit)	840	6,252	(47,921)	10,747
Change in derivative financial instruments
Proceeds from sale of derivative instruments	66,480	—	66,480	—
Other	2,597	1,319	(7,265)	811
Accretion of asset retirement obligations	4,723	1,911	9,617	5,660
Depreciation, depletion, and amortization	50,052	75,268	177,463	223,927
Impairment of oil and gas properties	117,887	—	576,996	—
Amortization of debt discount and debt issuance costs – net	(1,053)	1,114	(519)	3,688
Common stock issued to Directors for services and common stock option expense	607	—	1,472	67
Changes in operating assets and liabilities
Accounts receivable	(9,099)	(14,247)	44,509	(48,142)
Prepaid expenses and other current assets	2,519	20,676	(10,187)	1,806
Accounts payable and other liabilities	(28,703)	9,901	(60,957)	20,122
Net Cash Provided by Operating Activities	86,232	112,481	195,216	237,335

Cash Flows from Investing Activities
Acquisitions	—	(8,569)	—	(38,935)
Capital expenditures	(60,502)	(62,784)	(254,870)	(234,002)
Other	3,183	(102)	2,928	(135)
Net Cash Used in Investing Activities	(57,319)	(71,455)	(251,942)	(273,072)

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	—	—	—	32
Dividends to shareholders	(726)	—	(2,179)	—
Proceeds from long-term debt	20,804	21,000	270,794	204,135
Payments on long-term debt	(61,029)	(70,443)	(213,432)	(184,453)
Purchase of bonds	468	—	(90,887)	—
Other	(295)	(17)	(1,163)	(695)
Net Cash Provided by (Used in) Financing Activities	(40,778)	(49,460)	(36,867)	19,019

Net Decrease in Cash and Cash Equivalents	(11,865)	(8,434)	(93,593)	(16,718)

Cash and Cash Equivalents, beginning of period	87,234	11,500	168,962	19,784

Cash and Cash Equivalents, end of period	$75,369	$3,066	$75,369	$3,066

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

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. Emerging Issues Task Force ("EITF") 03-6-1 ("FSP 03-6-1"), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and will require all earnings per share data presented for prior-periods to be restated retrospectively. We currently do not anticipate that FSP 03-6-1 will have a material impact on our earnings per share data for fiscal year 2010 or on earnings per share data for any prior periods presented.

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

Because of the significant decline in crude oil and natural gas prices, coupled with the impact of Hurricanes Gustav and Ike, we recognized a non-cash write-down of the net book value of our oil and gas properties of $117.9 million and $459.1 million in the third and second quarters of fiscal 2009, respectively.   The write-downs were reduced by $179.9 million and $203.0 million pre-tax as a result of our hedging program in the third and second quarters of fiscal 2009, respectively.

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

Note 5 – Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31, 2009	June 30, 2008
Oil and gas properties
Proved properties	$2,195,399	$1,816,313
Less: Accumulated depreciation, depletion, amortization and impairment	1,223,087	470,718
Proved properties—net	972,312	1,345,595
Unproved properties	146,011	215,681
Oil and gas properties—net	1,118,323	1,561,276

Other property and equipment	12,269	12,898
Less: Accumulated depreciation	3,424	2,878
Other property and equipment—net	8,845	10,020
Total property and equipment	$1,127,168	$1,571,296

Note 6 – Long-term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2009	June 30, 2008

First lien revolver	$255,000	$192,000
High yield facility	624,000	750,000
Put premium financing	5,713	9,697
Capital lease obligation	417	525
Total debt	885,130	952,222
Less current maturities	5,926	7,250
Total long-term debt	$879,204	$944,972

Maturities of long-term debt as of March 31, 2009 are as follows (in thousands):

Twelve Months Ending March 31,

2010	$5,926
2011	190
2012	255,014
2014	624,000
Total	$885,130

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

On December 9, 2008, the credit facility was again amended.  The amendment, among other things, reduced the borrowing base to $400 million.  The amendment provides protection to other lenders should any bank in the syndicate fail to fund their share of the revolver and other provisions which effectively reduce the available borrowing base to $380 million and carves out certain derivative contracts from the hedge limits contained in the revolver.

On April 6, 2009 the credit facility was again amended.  The amendment, among other things, reduced the borrowing base to $240 million, amended the financial covenants related to the total leverage ratio to 4.5 to 1.0 commencing with the quarter ended June 30, 2009 and added a secured debt ratio not to exceed 2.5 to 1.0 beginning with the quarter ended June 30, 2009.  The amendment also modified the interest rates payable under the facility and pledged the Energy XXI Gulf Coast, Inc. bonds held by us as security.

Our first lien revolving credit facility requires us to maintain certain financial covenants. Specifically, EGC may not permit its total leverage ratio to be more than 3.5 to 1.0 (which was amended on April 6, 2009), our interest rate coverage ratio to be less than 3.0 to 1.0, or our current ratio (in each case as defined in our first lien revolving credit facility) to be less than 1.0 to 1.0, in each case, as of the end of each fiscal quarter. In addition, we are subject to various covenants including those limiting dividends and other payments, making certain investments, margin, consolidating, modifying certain agreements, transactions with affiliates, the incurrence of debt, changes in control, asset sales, liens on properties, sale leaseback transactions, entering into certain leases, the allowance of gas imbalances, take or pay or other prepayments, entering into certain hedging agreements, as well as a covenant to maintain John D. Schiller, Jr., Steven A. Weyel and David West Griffin in their current executive positions, subject to certain exceptions in the event of death or disability to one of these individuals.

The first lien revolving credit facility also contains customary events of default, including, but not limited to non-payment of principal when due, non-payment of interest or fees and other amounts after a grace period, failure of any representation or warranty to be true in all material respects when made or deemed made, defaults under other debt instruments (including the indenture governing the notes), commencement of a bankruptcy or similar proceeding by or on behalf of us or a guarantor, judgments against us or a guarantor, the institution by us to terminate a pension plan or other ERISA events, any change in control, loss of liens, failure to meet financial ratios, and violations of other covenants subject, in certain cases, to a grace period.  As of March 31, 2009, we are in compliance with all covenants.

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

As of March 31, 2009, we have purchased a total of $126.0 million total face amount of the New Notes at an average cost of 72.13, or $90.9 million, plus accrued interest of an incremental $3.3 million for a total cost of $94.2 million.  The New Notes were paid from utilizing a portion of the total warrant proceeds from the warrant tender offer.  The purchased New Notes remain outstanding and accrue interest at 10 percent.  When reflected in the consolidated financials, the face amount of New Notes repurchased reduce the total amount of New Notes outstanding from $750 million to $624 million, and the interest expense is eliminated against the interest income at the consolidated level.  The $35.1 million pre-tax gain on the New Notes repurchased is deferred and is amortized over the remaining life of the New Notes as the New Notes have not been retired.

We believe that the fair value of our high yield facility as of March 31, 2009 was $280.8 million.

Put Premium Financing

We finance puts that we purchase with our hedge providers. Substantially all of our hedges are done with members of our bank groups. Put financing is accounted for as debt and this indebtedness is pari pasu with borrowings under the first lien revolver. The hedge financing is structured to mature when the put settles so that we realize the value net of hedge financing. As of March 31, 2009 and June 30, 2008, our outstanding hedge financing totaled $5.7 million and $9.7 million, respectively.

Interest Expense

Interest expense for the three months ended March 31, 2009 was $19.7 million, which includes $1.3 million of amortization of debt issuance costs, interest expense of $18.2 million associated with the high yield facility and the first lien revolver and $0.2 million associated with the put premium financing and other.  Interest expense for the three months ended March 31, 2008 was $26.1 million, which includes $1.1 million amortization of debt issuance costs, interest expense of $24.7 million associated with the high yield facility, the first lien revolver and the Partnership debt and $0.3 million associated with the put premium financing and other.

Interest expense for the nine months ended March 31, 2009 was $63.2 million, which includes $3.3 million of amortization of debt issuance costs, interest expense of $59.0 million associated with the high yield facility and the first lien revolver and $0.9 million associated with the put premium financing and other.  Interest expense for the nine months ended March 31, 2008 was $79.7 million, which includes $3.7 million of amortization of debt issuance costs, interest expense of $74.9 million associated with the high yield facility, the first lien revolver and the Partnership debt and $1.1 million associated with the put premium financing and other.

Note 7 – Note Payable

On July 22, 2008, we entered into a $17.2 million note payable with AFCO Credit Corporation to finance a portion of our insurance premiums. The note is payable in 11 monthly installments of $1,589,988 including interest at an annual rate of 3.249 percent, beginning August 1, 2008.

Note 8 – Asset Retirement Obligations

The following table describes the changes to our asset retirement obligations (in thousands):

Total balance at June 30, 2008	$97,814
Liabilities incurred	4,136
Liabilities settled	(20,838)
Revisions in estimated cash flows (1)	75,396
Accretion expense	9,617
Total balance at March 31, 2009	166,125
Less current portion	68,656
Long-term balance at March 31, 2009	$97,469

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

Cash settlements, net of the amortization of purchased put premiums on effective cash flow hedges for the three months ended March 31, 2009 resulted in an increase in crude oil and natural gas sales in the amount of $39.2 million. For the three months ended March 31, 2009, we recognized a loss of approximately $3.7 million related to the net price ineffectiveness of our hedged crude oil and natural gas contracts and a realized gain of approximately $3.4 million and an unrealized loss of approximately $2.7 million, respectively, on derivative financial transactions that did not qualify for hedge accounting.

Cash settlements, net of the amortization of purchased put premiums on effective cash flow hedges for the three months ended March 31, 2008 resulted in a decrease in crude oil and natural gas sales in the amount of $21.2 million. For the three months ended March 31, 2008, we recognized a loss of approximately $0.1 million related to the net price ineffectiveness of our hedged crude oil and natural gas contracts and a realized loss of approximately $1.2 million and an unrealized loss of approximately $1.4 million, respectively, on derivative financial transactions that did not qualify for hedge accounting..

Cash settlements, net of the amortization of purchased put premiums on effective cash flow hedges for the nine months ended March 31, 2009 resulted in an increase in crude oil and natural gas sales in the amount of $15.7 million. For the nine months ended March 31, 2009, we recognized a gain of approximately $3.7 million related to the net price ineffectiveness of our hedged crude oil and natural gas contracts and a realized gain of approximately $5.7 million and an unrealized loss of approximately $0.4 million, respectively, on derivative financial transactions that did not qualify for hedge accounting.

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

As of March 31, 2009, we had the following contracts outstanding (Asset and Fair Value Gain in thousands):

	Crude Oil				Natural Gas
	Volume (MBbls)	Contract Price (1)	Total		Volume (MMMBtus)	Contract Price (1)	Total		Total
Period			Asset (Liability)	Fair Value Gain (Loss)			Asset (Liability)	Fair Value Gain (Loss)	Asset (Liability)	Fair Value Gain (Loss) (2)

Put Spreads
04/09 – 03/10	1,035	$78.75/102.26	$19,389	$10,151	4,610	$6.30/8.38	$5,006	$1,780	$24,395	$11,931

Swaps
04/09 – 03/10	1,931	56.55	(1,386)	(1,599)	8,940	6.44	12,996	9,577	11,610	7,978
04/10 – 03/11	746	64.78	212	(812)	2,340	5.75	(5,080)	(1,521)	(4,868)	(2,333)
			(1,174)	(2,411)			7,916	8,056	6,742	5,645

Collars
04/09 – 03/10	325	78.98/109.17	7,819	4,531					7,819	4,531
04/10 – 03/11	308	77.29/106.13	5,485	3,043					5,485	3,043
			13,304	7,574					13,304	7,574

Three-Way Collars
04/09 – 03/10	193	52.20/62.82/79.23	2,759	1,684	7,700	6.00/8.19/10.13	17,439	9,074	20,198	10,758
04/10 – 03/11	157	51.55/66.559/82.03	324	154	7,180	5.94/8.13/10.20	8,936	5,808	9,260	5,962
04/11 – 03/12					2,750	5.50/7.50/10.55	1,693	1,100	1,693	1,100
			3,083	1,838			28,068	15,982	31,151	17,820

Total Gain on Derivatives			$34,602	$17,152			$40,990	$25,818	$75,592	$42,970

(1) The contract price is weighted-averaged by contract volume.
(2) The gain (loss) on derivative contracts is net of applicable income taxes.

The following table quantifies the fair values, on a gross basis, of all our derivative contracts and identifies its balance sheet location as of March 31, 2009 (In thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133

Commodity Contracts	Derivative financial instruments		Derivative financial instruments
	Current	$74,195	Current	$18,881
	Non-current	31,771	Non-current	17,098
		105,966		35,979
Interest Rate Contracts			Derivative financial instruments
			Current	3,022
			Non-current	965
Total derivatives designated as hedging instruments under Statement 133				3,987
		105,966		39,966
Derivatives not designated as hedging instruments under Statement 133

Commodity Contracts	Derivative financial instruments		Derivative financial instruments
	Current	11,244	Current	5,903
	Non-current	2,555	Non-current	6,265
		13,799		12,168
Total derivatives		$119,765		$ 52,134

The following table quantifies the fair values, on a gross basis, the effect of derivatives on our financial performance and cash flows for the quarter and nine months ended March 31, 2009 (in thousands):
	Amount of (Gain) Loss Recognized in Income on Derivative (Effective Portion)		Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of (Gain) Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI into Income (Ineffective Portion)
Derivatives in Statement 133 Cash Flow Hedging Relationships

	Qtr	YTD		Qtr	YTD		Qtr	YTD

Commodity Contracts	$(3,086)	$(365,572)	Revenue	$(39,209)	$(15,651)	Gain / (Loss) on derivative financial instruments	$3,702	$(3,688)

Interest Rate Contracts	(89)	519	Interest expense	755	1,479	Gain / (Loss) on derivative financial instruments	-	-

Total	$(3,175)	$(365,053)		$(38,454)	$(14,172)		$3,702	$(3,688)

Derivatives Not Designated as Hedging Instruments under Statement 133		Amount of (Gain) Loss Recognized in Income on Derivative
	Location of (Gain) Loss Recognized in Income on Derivative

		Qtr	YTD

Commodity Contracts	(Gain) loss on derivative financial instruments	$(782)	$(5,293)

We have reviewed the financial strength of our hedge counterparties and believe the credit risk to be minimal.  At March 31, 2009, we had no deposits for collateral with our counterparties.

On June 26, 2006, we entered into an interest rate costless collar to mitigate the risk of loss due to changes in interest rates.  The dollar amount hedged was $75 million with the interest rate collar being 5.45 percent to 5.75 percent.  At March 31, 2009, we had deferred $2.6 million, net of tax benefit, in losses in OCI related to this instrument.

The following table reconciles the changes in accumulated other comprehensive income (loss) (in thousands):

Accumulated other comprehensive income (loss) – July 1, 2008	$(285,010)
Hedging activities:
Commodity
Change in fair value	233,692
Reclassified to income	131,880
Interest rate
Change in fair value (loss)	(1,420)
Reclassified to income	901
Accumulated other comprehensive income – March 31, 2009	$80,043

The amounts expected to be reclassified to income in the next twelve months are $63.3 million income on our commodity hedges and a $3.0 million loss on our interest rate hedge.

Note 10 – Income Taxes

We are a Bermuda company and we are generally not subject to income tax in Bermuda. We operate through our various subsidiaries in the United States (“U.S.”); accordingly, income taxes have been provided based upon the tax laws and rates of the U.S. as they apply to our current ownership structure.

During the three months ended March 31, 2009 and December 31, 2008, we incurred significant impairment losses of our oil and gas properties due to the steep decline in global energy prices over that same time period.  As a result, we are in a position of cumulative reporting losses for the current and preceding reporting periods.  The volatility of energy prices and uncertainty of when energy prices may rebound is problematic and not readily determinable by our management.  At this date, this general fact pattern does not allow us to project sufficient sources of future taxable income to offset our tax loss carryforwards and net deferred tax assets in the U.S. Under these current circumstances, it is management’s opinion that the realization of these tax attributes does not reach the “more likely than not criteria” under FAS 109.  As a result, we have established a valuation allowance of $164,975,606 at March 31, 2009, against our U.S. net deferred tax assets.

Our Bermuda Companies continue to report a tax provision relating to the accrued U.S. withholding tax required on any interest payments made from the U.S. Companies to the Bermuda Companies. We have accrued a cumulative withholding obligation of $24,393,993 through March 31, 2009.

Our effective tax rate for the three months and nine months ended March 31, 2009 and 2008 was approximately 0.7% and 37.8% and 7.8% and 36.6%, respectively. As discussed above, the significant variance is due to the establishment of a valuation allowance against the U.S. net deferred tax assets.

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

As of March 31, 2009, we have 3,723,991 unvested Phantom Stock units.  A liability has been recognized as of March 31, 2009 in the amount of $0.5 million, in accrued liabilities in the accompanying consolidated balance sheet. The amount of the liability will be remeasured at fair value as of each reporting date.

Restricted Shares activity is as follows:

		Grant-date
	Number	Fair value
	Of Shares	Per Share
Non-vested at June 30, 2008	331,666	$6.44
Granted on July 23, 2008	153,250	4.95
Granted on September 16, 2008	459,069	4.95
Vested during the nine months ended March 31, 2009	(97,500)
Non-vested at March 31, 2009	846,485	4.82

We determine the fair value of the Restricted Shares based on the market price of our Common Stock on the date of grant.  Compensation cost for the Restricted Shares is recognized on a straight line basis over the vesting or service period.  As of March 31, 2009 there was approximately $3.2 million of the unrecognized compensation cost related to non-vested Restricted Shares.  We expect approximately $0.4 million to be recognized over fiscal 2009, $1.7 million to be recognized during the fiscal year ended 2010, $1.0 million to be recognized during the fiscal year ended 2011 and $0.1 million to be recognized during the fiscal year ended 2012.

Effective as of July 1, 2008, we adopted the Energy XXI Services, LLC 2008 Fair Market Value Stock Purchase Plan (“2008 Purchase Plan”), which allows eligible employees, directors, and other service providers of ours and our subsidiaries to purchase from us shares of Common Stock that have either been purchased by us on the open market or that have been newly issued by us.

In November 2008 we adopted the Energy XXI Services, LLC Employee Stock Purchase Plan which allows employees to purchase common stock at a 15 percent discount from the lower of the common stock closing price on the first or last day of the period.  The initial period is from December 1, 2008 to June 30, 2009.  At March 31, 2009, we had charged $160,000 to compensation expense related to this plan.  The plan has a limit of 5,000,000 common shares.

Defined Contribution Plans.  Our employees are covered by a discretionary noncontributory profit sharing plan.  The plan provides for annual employer contributions based upon 10 percent of annual compensation.  We also sponsor a qualified 401 (k) Plan which provides for matching.  The cost to us under these plans for the three months ended March 31, 2009 and 2008 was $0.5 million for profit sharing and $0.3 million for the 401 (k) Plan and $0.2 million for profit sharing and $0.1 million for the 401 (k) Plan, respectively.  The cost to us under these plans for the nine months ended March 31, 2009 and 2008 was $1.5 million for profit sharing and $1.0 million for the 401 (k) Plan and $1.0 million for profit sharing and $0.6 million for the 401 (k) Plan, respectively.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Net Income (Loss)	$(120,618)	$10,287	$(554,472)	$18,649

Weighted average shares outstanding for basic EPS	144,331	84,141	144,430	84,139
Add dilutive securities: warrants and unit purchase options	—	—	—	1,120
Weighted average shares outstanding for diluted EPS	144,331	84,141	144,430	85,259

Earnings (Loss) Per Share
Basic	$(0.84)	$0.12	$(3.84)	$0.22
Diluted	$(0.84)	$0.12	$(3.84)	$0.22

Note 13 — Commitments and Contingencies

Litigation.  We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our financial position or results of operations.

Lease Commitments.  We have a non-cancelable operating lease for office space that expires on December 31, 2017.  Future minimum lease commitments as of March 31, 2009 under the operating leases are as follows (in thousands):

Twelve Months Ending March 31,

2010	$1,348
2011	1,348
2012	1,348
2013	1,348
2014	1,348
Thereafter	5,044
Total	$11,784

Rent expense for the three months and nine months ended March 31, 2009 and 2008 was approximately $568,000 and $329,000 and $1,614,000 and $475,000, respectively.

Letters of Credit and Performance Bonds. We had $1.1 million in letters of credit and $11.8 million of performance bonds outstanding as of March 31, 2009.

Drilling Rig Commitment. We entered into a drilling rig commitment commencing on July 14, 2008 at $82,500 per day through April 14, 2009 for a total remaining commitment of $1.2 million as of March 31, 2009.

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

            Listed below are our financial instruments classified in each level and a description of the significant inputs utilized to determine their fair value at March 31, 2009 (in thousands):

	Level 2	Level 3	Total
Assets:
Natural Gas and Oil Derivatives	$77,616		$77,616

Liabilities:
Natural Gas and Oil Derivatives	$6,000		$6,000
Interest Rate Collar		$3,986	3,986
Total Liabilities	$6,000	$3,986	$9,986

The following table sets forth a reconciliation of changes in the fair value of derivatives classified as Level 3 (in thousands):

Interest Rate Collar
Balance at July 1, 2008	$3,187
Total loss included in other comprehensive income	2,279
Settlements	(1,480)
Balance at March 31, 2009	$3,986

Note 15 — Prepayments and Accrued Liabilities

Prepayments and accrued liabilities consist of the following (in thousands):

	March 31, 2009	June 30, 2008

Prepaid expenses and other current assets
Advances to joint interest partners	$12,821	$10,096
Insurance	4,753	173
Investment in EXXI common stock	2,364	2,199
Inventory	9,409	625
Other	517	2,194
Total prepaid expenses and other current assets	$29,864	$14,662

Accrued liabilities
Employee benefits and payroll	$5,422	$12,755
Interest	20,330	5,269
Accrued hedge payable	3,989	20,153
Advances from joint interest partners	238	7,487
Undistributed oil and gas proceeds	19,778	31,017
Other	2,734	5,471
Total accrued liabilities	$52,491	$82,152

Note 16 – Supplemental Cash Flow Information

The following represents our supplemental cash flow information (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008

Cash paid for interest	$3,067	$6,279	$41,738	$55,894
Cash paid for income taxes	—	—	$716	—

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

Operational Information

	Quarter Ended
	Mar. 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008

	(In thousands except for unit amounts).
Operating revenues
Crude oil sales	$46,492	$53,388	$119,214	$160,118	$126,660
Natural gas sales	20,435	33,111	44,442	77,356	61,675
Hedge gain (loss)	39,209	20,353	(43,912)	(58,712)	(21,198)
Total revenues	106,136	106,852	119,744	178,762	167,137
Percent of operating revenues from crude oil
Prior to hedge gain (loss)	69.5%	61.7%	72.8%	67.4%	67.3%
Including hedge gain (loss)	68.3%	62.4%	68.5%	62.5%	62.0%
Operating expenses
Lease operating expense
Insurance expense	4,980	4,934	4,918	3,932	4,642
Workover and maintenance	341	7,094	3,873	6,741	5,447
Direct lease operating expense	19,643	25,536	26,207	29,108	28,253
Total lease operating expense	24,964	37,564	34,998	39,781	38,342
Production taxes	1,587	1,878	2,036	3,699	1,755
Impairment of oil and gas properties	117,887	459,109	—	—	—
Depreciation, depletion and amortization	50,052	65,002	62,409	83,462	75,268
General and administrative	6,117	6,236	6,235	10,123	4,912
Other – net	7,643	(7,604)	597	5,932	4,611
Total operating expenses	208,250	562,185	106,275	142,997	124,888
Operating income (loss)	$(102,114)	$(455,333)	$13,469	$35,765	$42,249

Sales volumes per day
Natural gas (MMcf)	49.2	54.4	46.8	67.9	73.3
Crude oil (MBbls)	12.5	10.1	11.0	15.1	13.9
Total (MBOE)	20.7	19.2	18.8	26.4	26.1
Percent of sales volumes from crude oil	60.4%	52.6%	58.5%	57.2%	53.3%

Average sales price
Natural gas per Mcf	$4.62	$6.62	$10.33	$12.52	$9.25
Hedge gain (loss) per Mcf	2.98	1.41	(1.57)	(1.66)	0.28
Total natural gas per Mcf	$7.60	$8.03	$8.76	$10.86	$9.53

Crude oil per Bbl	$41.40	$57.38	$117.75	$116.90	$100.10
Hedge gain (loss) per Bbl	23.16	14.27	(36.70)	(35.38)	(18.20)
Total crude oil per Bbl	$64.56	$71.65	$81.05	$81.52	$81.90

Total hedge gain (loss) per BOE	$21.07	$11.54	$(25.39)	$(24.46)	$(8.92)

Operating revenues per BOE	$57.04	$60.57	$69.23	$74.49	$70.33
Operating expenses per BOE
Lease operating expense
Insurance expense	2.68	2.79	2.84	1.64	1.95
Workover and maintenance	0.18	4.02	2.24	2.81	2.29
Direct lease operating expense	10.56	14.48	15.15	12.13	11.89
Total lease operating expense	13.42	21.29	20.23	16.58	16.13
Production taxes	0.85	1.06	1.18	1.54	0.74
Impairment of oil and gas properties	63.35	260.26	—	—	—
Depreciation, depletion and amortization	26.90	36.85	36.08	34.78	31.67
General and administrative	3.29	3.54	3.60	4.22	2.07
Other – net	4.11	(4.31)	0.35	2.47	1.94
Total operating expenses	111.92	318.69	61.44	59.59	52.55
Operating income (loss) per BOE	$(54.88)	$(258.12)	$7.79	$14.90	$17.78

Results of Operations

Three Months Ended March 31, 2009 Compared With the Three Months Ended March 31, 2008.

Our consolidated net loss for the three months ended March 31, 2009 was $120.6 million or $0.84 diluted loss per common share (“per share”) as compared to consolidated net income of $10.3 million for the three months ended March 31, 2008 or $0.12 diluted earnings per share. The decrease is primarily due to the impairment of oil and gas properties coupled with lower production volumes and lower commodity prices and to a lower effective income tax rate. Below is a discussion of prices, volumes and revenue variances.

Price and Volume Variances

	Three Months Ended March 31,
	2009	2008	Price (Decrease)	Percent (Decrease)	Revenue (Decrease)
					(In Thousands)
Price Variance (1)
Crude oil sales prices (per Bbl)	$64.56	$81.90	$(17.34)	(21.2)%	$(19,494)
Natural gas sales prices (per Mcf)	7.60	9.53	(1.93)	(20.3)%	(8,530)
Total price variance					(28,024)

Volume Variance
Crude oil sales volumes (MBbls)	1,123	1,265	(142)	(11.2)%	(11,630)
Natural gas sales volumes (MMcf)	4,426	6,666	(2,240)	(33.6)%	(21,347)
BOE sales volumes (MBOE)	1,861	2,376	(515)	(21.7)%
Percent of BOE from crude oil	60.3%	53.2%
Total volume variance					(32,977)

Total price and volume variance					$(61,001)

(1)  Commodity prices include the impact of hedging activities.

Revenue Variances

	Three Months Ended March 31,
	2009	2008	Decrease	Percent Decrease
	(In Thousands)

Crude oil	$72,503	$103,627	$(31,124)	(30.0)%
Natural gas	33,633	63,510	(29,877)	(47.0)%
Total revenues	$106,136	$167,137	$(61,001)	(36.5)%

Revenues

Our consolidated revenues decreased $61.0 million in the third quarter of fiscal 2009 as compared to the same period in the prior fiscal year. Lower revenues were primarily due to lower production volumes which were impacted by the effects of Hurricanes Gustav and Ike and reduced revenues by $33.0 million.  Operating revenues were also impacted by lower commodity prices resulting in decreased revenues of $28.0 million. Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow.  Lower commodity prices reduced revenues by $28.0 million in the third quarter of fiscal 2009. Average natural gas prices, including a $2.98 realized gain per Mcf related to hedging activities, decreased $1.93 per Mcf during the third quarter of fiscal 2009, resulting in decreased revenues of $8.5 million. Average crude oil prices, including a $23.16 realized gain per barrel related to hedging activities, decreased $17.34 per barrel in the third quarter of fiscal 2009, resulting in decreased revenues of $19.5 million.  Commodity prices are affected by many factors that are outside of our control. Therefore, commodity prices we received during the third quarter of fiscal 2009 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time could result in reduced cash from operating activities, potentially causing us to expend less on our capital program.  Lower spending on our capital program could result in a reduction of the amount of production volumes we are able to produce. We cannot accurately predict future commodity prices, and cannot be certain whether these events will occur.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow.  Lower sales volumes in the third quarter of fiscal 2009 resulted in decreased revenues of $33.0 million. Crude oil sales volumes decreased 142 MBbls in the third quarter of fiscal 2009, resulting in decreased revenues of $11.6 million. Natural gas sales volumes decreased 2,240 MMcf in the third quarter of fiscal 2009, resulting in decreased revenues of $21.4 million.  The decrease in crude oil and natural gas sales volumes in the third quarter of fiscal 2009 was primarily due to the impact of Hurricanes Gustav and Ike.

As mentioned above, depressed commodity prices over an extended period of time or other unforeseen events could occur that would result in our being unable to sustain a capital program that allows us to meet our production growth goals. However, we cannot predict whether such events will occur.

Below is a discussion of Costs and expenses and Other (income) expense.

 Costs and expenses and Other (income) expense

	Three Months Ended March 31,				Increase
	2009		2008		(Decrease)
	Amount	Per BOE	Amount	Per BOE	Amount
Costs and expenses	(In Thousands, except per unit amounts)
Lease operating expense
Insurance expense	$4,980	$2.68	$4,642	$1.95	$338
Workover and maintenance	341	0.18	5,447	2.29	(5,106)
Direct lease operating expense	19,643	10.56	28,253	11.89	(8,610)
Total lease operating expense	24,964	13.42	38,342	16.13	(13,378)
Production taxes	1,587	0.85	1,755	0.74	(168)
Impairment of oil and gas properties	117,887	63.35	—	—	117,887
DD&A	50,052	26.90	75,268	31.67	(25,216)
Accretion of asset retirement obligation	4,723	2.54	1,911	0.80	2,812
General and administrative expense	6,117	3.29	4,912	2.07	1,205
Loss on derivative financial instruments	2,920	1.57	2,700	1.14	220
Total costs and expenses	$208,250	$111.92	$124,888	$52.55	$83,362

Other (income) expense
Interest income	$(2,016)	$(1.08)	$(348)	$(0.14)	$(1,668)
Interest expense	19,679	10.57	26,058	10.96	(6,379)
Total other (income) expense	$17,663	$9.49	$25,710	$10.82	$(8,047)

Costs and expenses increased $83.4 million in the third quarter of fiscal 2009.  This increase in costs and expenses was primarily due to the impairment of oil and gas properties partially offset by the net effect of the items discussed below.

DD&A expense decreased $25.2 million primarily due to decreased production as a result of the impact of Hurricanes Gustav and Ike ($16.3 million) coupled with a lower DD&A rate ($8.9 million) primarily due to the impairment of oil and gas properties.  Lease operating expense decreased $13.4 million in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008.  This decrease is primarily due to lower well operating expenses stemming from the increase in shut-in properties as a result of Hurricanes Gustav and Ike.

Other (income) expense decreased $8.0 million in the third quarter of fiscal 2009.  This decrease was primarily due to the items discussed below.

Interest income increased $1.7 million due primarily to higher interest bearing investments partially offset by lower interest rates.  Interest expense decreased $6.4 million due to the repurchase of bonds and repayments of debt.  On a per unit of production basis, interest expense decreased 3.6 percent, from $10.96/BOE to $10.57/BOE.

Income Tax Expense

Income tax expense decreased $5.4 million in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008, primarily due to a decrease in income before income taxes of $136.3 million and the establishment of a valuation allowance against the net deferred tax assets in the U.S.  The effective income tax rate for the third quarter of fiscal 2009 decreased from the third quarter of fiscal 2008 from 37.8 percent to 0.7 percent.

Nine Months Ended March 31, 2009 Compared with the Nine Months Ended March 31, 2008.

Our consolidated net loss was $554.5 million or $3.84 diluted loss per share for the first nine months of fiscal 2009 as compared to consolidated net income of $18.6 million or $0.22 diluted earnings per share for the same prior year period.  The decrease is primarily due to the impairment of oil and gas properties coupled with lower production volumes and prices and a lower effective income tax rate. Below is a discussion of prices, volumes and revenue variances.

Sales Price and Volume Variances

	Nine Months Ended
	March 31,		Price	Percent	Revenue
	2009	2008	(Decrease)	(Decrease)	(Decrease)
					(In Thousands)
Price Variance (1)
Crude oil price (per Bbl)	$72.16	$79.28	$(7.12)	(9.0)%	$(21,830)
Natural gas price (per Mcf)	8.12	8.36	(0.24)	(2.9)%	(3,296)
Total price variance					(25,126)

Volume Variance
Crude oil sales volumes (MBbls)	3,066	3,589	(523)	(14.6)%	(41,459)
Natural gas sales volumes (MMcf)	13,732	21,535	(7,803)	(36.2)%	(65,153)
BOE sales volumes MBOE	5,355	7,178	(1,823)	(25.4)%
Percent of BOE from crude oil	57.3%	50.0%
Total volume variance					(106,612)

Total price and volume variance					$(131,738)

(1)  Commodity prices include hedging gains and losses.

Revenue Variances

	Nine Months Ended
	March 31,			Percent
	2009	2008	Decrease	Decrease
	(In Thousands)
Crude oil	$221,233	$284,522	$(63,289)	(22.2)%
Natural gas	111,499	179,948	(68,449)	(38.0)%
Total revenues	$332,732	$464,470	$(131,738)	(28.4)%

Revenues

Our consolidated revenues decreased $131.7 million in the first nine months of fiscal 2009 as compared to the same period in the prior fiscal year. Lower revenues were primarily due to lower production volumes which were impacted by effects of Hurricanes Gustav and Ike and reduced revenues by $106.6 million.  Operating revenues were also impacted by lower commodity prices which decreased revenues by $25.1 million.  Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow.  Lower commodity prices reduced revenues by $25.1 million in the first nine months of fiscal 2009 as compared to the prior year period.  Average crude oil prices, including a $0.70 realized gain per barrel related to hedging activities, decreased $7.12 per barrel in the first nine months of fiscal 2009, resulting in decreased revenues of $21.8 million.  Average natural gas prices, including a $0.98 realized gain per Mcf related to hedging activities, decreased $0.24 per Mcf in the first nine months of fiscal 2009, resulting in decreased revenues of $3.3 million.  Commodity prices are affected by many factors that are outside of our control. Therefore, commodity prices we received in the first nine months of fiscal 2009 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time would result in reduced cash from operating activities potentially causing us to expend less on our capital program.  Lower spending on our capital program could result in a reduction of the amount of production volumes we are able to produce. We cannot accurately predict future commodity prices, and cannot be certain whether these events will occur.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow.  Lower sales volumes in the first nine months of fiscal 2009 as compared to the prior year period resulted in decreased revenues of $106.6 million. Crude oil sales volumes decreased 523 MBbls in the first nine months of fiscal 2009, resulting in decreased revenues of $41.5 million. Natural gas sales volumes decreased 7,803 MMcf in the first nine months of fiscal 2009, resulting in lower revenues of $65.1 million.  The decrease in crude oil and natural gas sales volumes in the first nine months of fiscal 2009 as compared to prior fiscal year’s first nine months was primarily due to the impact of Hurricanes Gustav and Ike.

As mentioned above, depressed commodity prices over an extended period of time or other unforeseen events could occur that would result in our being unable to sustain a capital program that allows us to meet our production growth goals. However, we cannot predict whether such events will occur.

Below is a discussion of Costs and Expenses and Other (Income) Expense.

 Costs and Expenses and Other (Income) Expense

	Nine Months Ended March 31,				Increase
	2009		2008		(Decrease)
	Amount	Per BOE	Amount	Per BOE	Amount
Costs and expenses	(In Thousands, except per unit amounts)
Lease operating expense
Insurance expense	$14,832	$2.77	$14,286	$1.99	$546
Workover and maintenance	11,308	2.11	15,656	2.18	(4,348)
Direct lease operating expense	71,386	13.33	73,136	10.19	(1,750)
Total lease operating expense	97,526	18.21	103,078	14.36	(5,552)
Production taxes	5,501	1.03	4,987	0.70	514
Impairment of oil and gas properties	576,996	107.76	—	—	576,996
DD&A	177,463	33.14	223,927	31.20	(46,464)
Accretion of asset retirement obligation	9,617	1.80	5,660	0.79	3,957
General and administrative expense	18,588	3.47	16,327	2.27	2,261
Loss (gain) on derivative financial instruments	(8,981)	(1.68)	2,656	0.37	(11,637)
Total costs and expenses	$876,710	$163.72	$356,635	$49.69	$520,075

Other (income) expense
Interest income	$(5,454)	$(1.02)	$(1,249)	$(0.17)	$(4,205)
Interest expense	63,152	11.80	79,688	11.10	(16,536)
Total other (income) expense	$57,698	$10.78	$78,439	$10.93	$(20,741)

Costs and expenses increased $520.1 million in the first nine months of fiscal 2009 as compared to the prior year period.  This increase in costs and expenses was primarily due to the impairment of oil and gas properties partially offset by the net effect of the items discussed below.

DD&A expense decreased $46.5 million in the first nine months of fiscal 2009 as compared to the prior year period primarily due to decreased production as a result of the impact of Hurricanes Gustav and Ike ($56.9 million) partially offset by a higher DD&A rate ($10.4 million).    The increase in the DD&A rate is principally as a result of the increased costs of acquisitions and drilling coupled with the year-end June 30, 2008 negative revisions in our reserve base and partially offset by the impairment of oil and gas properties.  Lease operating expense decreased $5.6 million in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008.  This decrease is primarily due to lower well operating expenses stemming from the increase in shut-in properties as a result of Hurricanes Gustav and Ike.

Other (income) expense decreased $20.7 million in the first nine months of fiscal 2009 as compared to the prior year period.  This decrease was primarily due to the items discussed below.

Interest income increased $4.2 million due primarily to higher interest bearing investments partially offset by lower interest rates.  Interest expense decreased $16.5 million due to the repurchase of bonds and repayments of debt.  On a per unit of production basis, interest expense increased 6.3 percent, from $11.10/BOE to $11.80/BOE.

Income Tax Expense

Income tax expense decreased $58.0 million in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008, primarily due to a decrease in income before income taxes of $631.1 million, and the establishment of a valuation allowance against the net deferred tax assets in the U.S. The effective income tax rate for the first nine months of fiscal 2009 decreased from the first nine months of fiscal 2008 from 36.6 percent to 7.8 percent.

Liquidity

Overview

Our principal requirements for capital are to fund our exploration, development and acquisition activities and to satisfy our contractual obligations, primarily for the repayment of debt and any amounts owed during the period related to our hedging positions.

We have incurred substantial indebtedness in connection with our acquisitions, including the $750 million senior notes offering we completed on June 8, 2007 to fund the Pogo Acquisition and to repay our second lien revolving credit facility. At March 31, 2009, we had $885.1 million of indebtedness outstanding, consisting of $624.0 million in our high yield facility, $255.0 million under our first lien revolving credit facility, $5.7 million in put financings and $0.4 million in capital lease obligations. This debt position is partially offset on a net basis by $75.4 million of cash and cash equivalents on hand at March 31, 2009.  We expect to fund our operations and capital expenditures and satisfy our debt service obligations through operating cash flow and cash on hand.

Capital Resources

Our updated fiscal 2009 capital budget, excluding acquisitions, abandonment costs and reimbursable hurricane-related spending is expected to be approximately $260 million compared with our initial fiscal 2009 capital budget of $380 million.  Our fiscal 2009 budget was adjusted downward to preserve liquidity and to increase our financial flexibility to pursue acquisition opportunities given the volatility in credit and commodity markets. We intend to fund our capital expenditure program, contractual commitments, including settlement of derivative contracts, and future acquisitions from cash on hand, cash flows from our operations and, when available, borrowings under our credit facility. Notwithstanding the continued weakness in credit markets, we believe our available liquidity will be sufficient to meet our funding requirements through March 31, 2010.  If an acquisition opportunity arises, we may also seek to access public markets to issue additional debt and/or equity securities. Cash flows from operations were used primarily to fund exploration and development expenditures during the first nine months of fiscal 2009.  In June 2007, we also completed our $750 million high yield facility, which enabled us to pay off our second lien facility and help fund the Pogo Acquisition.  At March 31, 2009 we had working capital of $66.7 million.

Net cash provided by operating activities in the first nine months of fiscal 2009 was $195.2 million as compared to $237.3 million in the first nine months of fiscal 2008.  The decrease is primarily due to lower production volumes as a result of the impact of Hurricanes Gustav and Ike.  Key drivers of net operating cash flows are commodity prices, production volumes and costs and expenses. Average natural gas prices decreased 2.9 percent in the first nine months of fiscal 2009 from the same period last year. Crude oil prices decreased 9.0 percent in the first nine months of fiscal 2009 from the same period last year.  In the first nine months of fiscal 2009, natural gas and crude oil volumes decreased 36.2 percent and 14.6 percent from the same period last year, respectively.

Contractual Obligations

Information about contractual obligations at March 31, 2009 did not change materially from the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2008.

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

With a financially settled purchased put, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the hedged price of the transaction. With a swap, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the hedged price for the transaction, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the hedged price for the transaction. With a zero-cost collar, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price of the collar, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price for the collar. A three-way collar is a combination of options, a sold call, a purchased put and a sold put. The sold call establishes a maximum price we will receive for the volumes under contract. The purchased put establishes a minimum price unless the market price falls below the sold put, at which point the minimum price would be the reference price (i.e., NYMEX) plus the difference between the purchased put and the sold put strike price.  Based on the March 31, 2009 published forward commodity price curves for the underlying commodities, a price increase of 10 percent per Bbl for crude oil would decrease the fair value of our net commodity derivative asset by approximately $19.9 million. A price increase of 10 percent per MMBtu for natural gas would decrease the fair value of our net commodity derivative asset by approximately $9.7 million.

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

          Interest Rate Risk

On June 26, 2006, we entered into interest rate costless collar to mitigate the risk of loss due to changes in interest rates. The dollar amount hedged was $75 million with the interest rate collar being 5.45 percent to 5.75 percent. At March 31, 2009, the fair value of this instrument which was designated as a financial hedge, prior to the impact of federal income tax, was a loss of $4.1 million.

 A one percent increase in interest rates would increase our interest expense approximately $0.4 million for the remainder of fiscal 2009.

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

There was no change in our internal control over financial reporting during our last quarterly period ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                           Legal Proceedings

We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our financial position or results of operations.

ITEM 1A.                           Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2008.

ITEM 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

Purchases and Distributions of Equity Securities are as follow:

	Total Number	Average Price
Period	Of Shares	Per Shares	Total
			(In thousands)

Purchases
Month Ended September 30, 2008	579,388	$3.12	$1,809
Month Ended October 31, 2008	369,508	2.66	985
	948,896	2.94	$2,794

Distributions
Month Ended July 31, 2008	22,476	$5.67	$127
Month Ended August 31, 2008	244,267	4.45	1,086
Month Ended September 30, 2008	33,527	3.36	113
Month Ended October 31, 2008	20,600	1.37	28
Month Ended November 30, 2008	24,693	1.11	27
Month Ended December 31, 2008	41,285	0.84	35
Month Ended January 31, 2009	10,945	0.70	8
Month Ended February 28, 2009	81,438	0.49	40
Month Ended March 31, 2009	9,978	0.41	4
Total Distributions	489,209	3.00	$1,468

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

Date:   May 7, 2009