Form 10-K/A
period 2009-06-30
ENERGY XXI (BERMUDA) LTD
filed 2009-10-28
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

The number of shares of the registrant’s common stock outstanding on October 28, 2009, was 145,800,008.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report of Energy XXI (Bermuda) Limited (the “Company”) on Form 10-K for the fiscal year ended June 30, 2009 (the “Annual Report”) is filed with the Securities and Exchange Commission (the “SEC”) to amend the following items in their entirety:

•	Item 10 — Directors, Executive Officers and Corporate Governance,
•	Item 11 — Executive Compensation,
•	Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,
•	Item 13 — Certain Relationships and Related Transactions, and Director Independence,
•	Item 14 — Principal Accounting Fees and Services and
•	Item 15 — Exhibits, Financial Statement Schedules.

The Company is filing this Amendment No. 1 to ensure the timely disclosure of the information required by Form 10-K while the staff of the SEC completes its review of the Company’s preliminary Proxy Statement for the Company’s 2009 Annual Meeting.

This Amendment No. 1 does not reflect events occurring after September 4, 2009, the original filing date of the Annual Report. Other than the items listed above, there are no other changes to the Annual Report. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in the Company’s reports filed with the SEC for periods subsequent to the date of the original filing of the Annual Report.

ENERGY XXI (BERMUDA) LIMITED

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Director	Age	Position(s) with the Company
John D. Schiller, Jr.	50	Chairman and Chief Executive Officer
Steven A. Weyel	55	Director, President and Chief Operating Officer
David West Griffin	48	Director, Chief Financial Officer
Ben Marchive	62	Senior Vice President, Operations
Todd Reid	46	Senior Vice President, Marketing & Risk Management
Rick Fox	56	Vice President, Controller
Stewart Lawrence	48	Vice President, Investor Relations and Communications
Hugh A. Menown	51	Vice President, Chief Accounting Officer and Chief Information Officer
Steve Nelson	49	Vice President, Drilling and Production
William Colvin(1)	51	Director
Paul Davison(2)	56	Director
David M. Dunwoody(3)	59	Director
Hill A. Feinberg(4)	62	Director

(1)	Chairman of the Audit Committee, member of the Remuneration and Nomination Committees.
(2)	Member of the Audit, Remuneration and Nomination Committees.
(3)	Chairman of the Remuneration Committee, member of the Audit and Nomination Committees.
(4)	Chairman of the Nomination Committee, member of the Audit and Remuneration Committees.

John D. Schiller, Jr.  Mr. Schiller is our Chairman and Chief Executive Officer, and has been since our inception in 2005. Mr. Schiller’s career spans 28 years in the oil and gas industry. In addition to forming the Company, Mr. Schiller served as: interim chief executive officer of Particle Drilling, Inc. between December 2004 and November 2005; Vice President, Exploration and Development, for Devon Energy from April 2003 to December 2004 with responsibility for domestic and international activities; Executive Vice President, Exploration and Production, for Ocean Energy, Inc. from 1999 to April 2003, overseeing Ocean’s worldwide exploration, production and drilling activities; and Senior Vice President of Operations of Seagull Energy. Prior to serving in those offices, Mr. Schiller held various positions at Burlington Resources, including Engineering and Production Manager of the Gulf of Mexico Division and Corporate Acquisition Manager, and at Superior Oil where he began his career in 1981. Mr. Schiller currently serves on the Board of Directors of Escape Family Resource Center, a charitable organization. He is a registered professional engineer in the State of Texas and is a charter member and past Chairman of the Petroleum Engineering Industry Board and a member of the Look College of Engineering Advisory Council at Texas A&M University. Mr. Schiller graduated with honors from Texas A&M University with a Bachelor of Science in Petroleum Engineering in 1981, and was inducted into the Texas A&M University Harold Vance Department of Petroleum Engineering’s Academy of Distinguished Graduates in 2008.

Steven A. Weyel.  Mr. Weyel is our President and Chief Operating Officer and has been since our inception, bringing 33 years of industry experience. Mr. Weyel is co-founder and was most recently Principal and President/COO of EnerVen LLC, a company developing and supporting strategic ventures in the emerging energy industry, which company was formed in September 2002. In August 2005, Mr. Weyel sold his membership interests and resigned his positions in EnerVen LLC to devote full time and efforts to the Company. From 1999 to 2002, Mr. Weyel was President and COO of InterGen North America, a Shell-Bechtel joint venture in the merchant gas and power business. From 1994 to 1999, Mr. Weyel was with Dynegy Corporation, previously known as Natural Gas Clearinghouse and NGC Corporation, where he served in various executive leadership positions, including Executive Vice President — Integrated Energy and Senior Vice President — Power Development. Mr. Weyel has a broad range of experience in the international oil service sector, including ownership of his own firm, Resource Technology Corporation, from 1983 to 1994, where he identified a new market opportunity based on evolving technology, and created the global engineering leader in onsite energy commodity reserves evaluation. From 1976 to 1983, Mr. Weyel worked with Baker Eastern

S.A. (Baker-Hughes), in numerous strategic growth roles including Managing Director for the Western Hemisphere. Mr. Weyel received his Masters in Business Administration from the University of Texas at Austin in 1989. Mr. Weyel graduated from Texas A&M University with a Bachelor of Science in Industrial Distribution in 1976.

David West Griffin.  Mr. Griffin is our Chief Financial Officer and has been since our inception, with 24 years of finance experience. During 2005 prior to our inception, Mr. Griffin spent his time focusing on the formation of the Company. From January 2004 to December 2004, Mr. Griffin was the Chief Financial Officer of Alon USA, a refining and marketing company. From April 2002 to January 2004, Mr. Griffin owned his own turn-around consulting business, Energy Asset Management. From 1996 to April 2002, Mr. Griffin served in various positions with InterGen, including as Chief Financial Officer for InterGen’s North American business and supervisor of financing of all of InterGen’s Latin American projects. From 1993 to 1996, Mr. Griffin worked in the Project Finance Advisory Group of UBS. From 1985 to 1993, Mr. Griffin served in various positions with Bankers Trust Company. Mr. Griffin graduated Magna Cum Laude from Dartmouth College in 1983 and received his Masters in Business Administration from Tuck Business School in 1985.

Ben Marchive.  Mr. Marchive is our Senior Vice President of Operations. Mr. Marchive joined the Company in April 2006, bringing 30 years of experience in the oil and gas industry. He began his career with Superior Oil Company and gained extensive knowledge of offshore drilling, completion and production operations. He has since held management positions with Great Southern Oil & Gas, Kerr-McGee Corporation and most recently Ocean Energy, Inc. During his fourteen year tenure at Kerr-McGee, Mr. Marchive managed all disciplines of engineering dealing with drilling, production operations, completions and reserve determination for the offshore division. In February 1999, Mr. Marchive joined Ocean Energy, Inc. where he served as Vice President, Production North America. In this capacity, he was responsible for all Production Operations for North America Land and Offshore until his retirement in July 2003. Mr. Marchive is a 1977 graduate of Louisiana State University with a Bachelor of Science degree in Petroleum Engineering.

Todd Reid.  Mr. Reid is our Senior Vice President of Marketing and Risk Management. He has 17 years of experience in the energy marketing and trading business. Most recently, Mr. Reid served as President of Houston Research & Trading Ltd. from 2003 until joining us in July 2006 in his current position. Prior to those offices, he has held senior management positions with Houston Research and Trading, Duke Energy Trading and Marketing, NP Energy, Louisville Gas and Electric and Dynegy. Before coming to the energy industry, Mr. Reid first learned the trading business as a market maker for six years on the floor of the Chicago Board Options Exchange and was a member of the Chicago Board of Trade. He graduated with honors from Illinois College with a Bachelor of Science in Physics and Math in 1984. Mr. Reid received his Masters in Business Administration from Washington University in St. Louis in 1986.

Rick Fox.  Mr. Fox is our Vice President, Controller. Prior to joining us in 2006, Mr. Fox most recently held the position of Director of Accounting and Control for Peoples Energy Production Company, a wholly owned subsidiary of Peoples Energy Corporation, where he served from 2001 to 2006. Mr. Fox has more than 30 years of experience in the oil and gas industry, including 16 years with Burlington Resources in various management positions. Mr. Fox began his career with Getty Oil after graduating from Baylor University in 1974 and is a Certified Public Accountant.

Stewart Lawrence.  Mr. Lawrence is our Vice President of Investor Relations and Communications, with 22 years of investor relations and communications experience. From September 2001 until he joined us in March 2007, he was Manager of Investor Relations for Anadarko Petroleum Corporation. From 1996 to 2001, Mr. Lawrence was responsible for investor relations and other communications functions at MCN Energy Group, a diversified energy company that was acquired in 2001 by DTE Energy Company. Mr. Lawrence graduated from the University of Houston with a BA in journalism in 1987 and a Masters in Business Administration in 1995.

Hugh A. Menown.  Mr. Menown is our Vice President, Chief Accounting Officer and Chief Information Officer. He has more than 29 years of experience in mergers and acquisitions, auditing and managerial finance. Mr. Menown has served with the Company since August 2006. For the first seven months of 2006, Mr. Menown worked as an independent consultant in the energy industry. Prior to that time (March 2002 until December 2005) Mr. Menown was employed by Quanta Services, Inc., serving as Chief Financial Officer of two of its subsidiaries. From 1987 to 1999, Mr. Menown provided audit and related services for clients at PricewaterhouseCoopers, LLP in the Houston office, where for seven years he was the partner in charge of the transaction services practice providing due diligence, mergers and acquisition advisory and strategic consulting to numerous clients in various industries. He is a certified public accountant and a 1980 graduate of the University of Missouri-Columbia with a bachelor’s degree in business administration.

Steve Nelson.  Mr. Nelson is our Vice President of Drilling and Production. He has over 26 years of experience in the oil and gas business. He was hired from Devon Energy in April 2006 where he was the Manager of Drilling and Operations for Devon’s Western Division. From April 1999 until joining us in April 2006, Mr. Nelson was employed by Ocean Energy (which was acquired by Devon Energy in May 2003), serving as U.S. Onshore Well Work Superintendent from April 1999 until April 2000 and then as Production and Engineering Manager for U.S. Onshore for the remainder of his tenure there. Previous to that, Mr. Nelson spent 16 years with Kerr McGee’s Gulf of Mexico Division in various operations and supervisory jobs. He graduated with a BS in Petroleum Engineering from the University of Oklahoma in 1983.

William Colvin.  Mr. Colvin is one of our independent non-executive directors. He chairs our Audit Committee and is a member of our Remuneration and Nomination Committees. During 2009 Mr. Colvin focused on personal interests following the end of his almost four year service with Southern Cross Healthcare PLC, a nursing home operator based in the UK, where most recently he served as Chief Executive during 2008. From March 2005 to January 2008, until his appointment as Chief Executive, Mr. Colvin served as Southern Cross Healthcare PLC’s chairman of the board, the role Mr. Colvin assumed following the acquisition of NHP Plc by funds controlled by The Blackstone Group. From January 2000 to February 2005 Mr. Colvin was a director of NHP Plc, a property investment group in the UK specializing in the ownership of freehold or long leasehold interests in modern purpose-built nursing homes. From November 2000 to February 2005, Mr. Colvin was also the Chief Executive of NHP Plc. He was Finance Director of British-Borneo Oil & Gas Plc from 1992 to 1999. From 1990 to 1992, Mr. Colvin was Finance Manager/Director at Oryx UK Energy. From 1989 to 1990, he was group financial controller at Thames Television Plc. From 1984 to 1989, he worked in a variety of financial roles for Atlantic Richfield (ARCO) Inc. From 1979 to 1984, Mr. Colvin worked in the audit department of Ernst & Young. He qualified as a Scottish Chartered Accountant in 1982 and holds a Bachelor of Commerce degree from the University of Edinburgh.

Paul Davison.  Mr. Davison is one of our independent non-executive directors. He became a director on May 7, 2007 and is a member of our Audit, Nomination and Remuneration Committees. Mr. Davison has over 30 years of experience in the oil and gas industry in petroleum engineering and general management positions with Shell and Clyde Petroleum plc and most recently serving as Technical and Operations Director of Paladin Resources plc from 1997 until its takeover in 2006. Since 2006 he has pursued personal interests. Mr. Davison graduated from Nottingham University in 1974 with a degree in Mining Engineering.

David M. Dunwoody.  Mr. Dunwoody is one of our independent non-executive directors. He chairs the Remuneration Committee and is a member of our Audit and Nomination Committees. Mr. Dunwoody is the President of Morris Pipeline Company, a natural gas gathering company operating in Texas and has served in that capacity since 1998. From 1982 to 1998, Mr. Dunwoody held various positions with TECO Pipeline Company, an intrastate pipeline company operating in Texas. Prior to being acquired by PG&E Corporation, TECO operated over 1,100 miles of gas gathering and transmission pipelines. Mr. Dunwoody graduated from the University of Texas at Austin in 1971, receiving a Bachelors of Business Administration degree.

Hill A. Feinberg.  Mr. Feinberg is one of our independent non-executive directors. He chairs the Nomination Committee and is a member of the Audit and Remuneration Committees. Mr. Feinberg is Chairman and Chief Executive Officer of First Southwest Company, a privately held, fully diversified investment banking firm founded in 1946. Before joining First Southwest Company in 1991, Mr. Feinberg was a Senior Managing Director at Bear Stearns & Co. and a former Vice President and Manager of Salomon Brothers in the Dallas office. Mr. Feinberg is a past Chairman of the Municipal Securities Rulemaking Board (MSRB), the self-regulatory organization charged with the responsibility of writing rules governing the municipal securities activities of registered brokers. Mr. Feinberg also formerly served as a member of the board for Compass Bancshares, Inc. and is currently a member of the Greater Dallas Chamber. His civic and charitable service includes chairing the board of directors of the Phoenix House Foundation, as well as serving as a board member of the Cardiopulmonary Research Science and Technology Institute, a member of the Executive Committee of St. Mark’s School of Texas and a board member of Visitors of UT Southwestern Health System. He is also the past Chairman of the Board of Directors of the MBM Foundation, which is the governing board of the partnership between Menninger Clinic and Baylor College of Medicine. Mr. Feinberg received his bachelor’s degree in finance from the University of Georgia in 1969, receiving the Distinguished Alumnus Award from the University of Georgia’s Terry College of Business in May 2008. After graduation, Mr. Feinberg joined the United States Army Corps of Engineers, serving as 1st Lieutenant in Vietnam from 1970 to 1971.

Corporate Governance

The Company maintains a corporate governance page on its website, which includes key information about its Code of Business Conduct and Ethics and charters for each of the committees of our Board of Directors, including the Audit Committee, the Remuneration Committee and the Nomination Committee. The corporate governance page can be found at www.energyxxi.com, by clicking on “Investor Relations” and then on “Corporate Governance.”

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics as its “code of ethics” as defined by regulations promulgated under the Securities Act and the Exchange Act, which applies to all of the Company’s directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the Code of Business Conduct and Ethics is available at the “Investor Relations” and “Corporate Governance” section of the Company’s website at www.energyxxi.com under “Investor Relations” and “Corporate Governance”. A copy of the Code of Business Conduct and Ethics may also be obtained free of charge from the Company upon a request directed to Energy XXI (Bermuda) Limited, Canon’s Court, 22 Victoria, PO Box HM 1179, Hamilton HM EX, Bermuda, Attention: Investor Relations. The Company will promptly disclose any substantive changes in or waivers, along with reasons for the waivers, of the Code of Business Conduct and Ethics by posting such information on its website at www.energyxxi.com under “Investor Relations” and “Corporate Governance.”

Committees of Our Board of Directors

Our Board of Directors currently has an Audit Committee, a Remuneration Committee and a Nomination Committee.

Audit Committee

Our Board of Directors has established an Audit Committee that convenes at least four times a year. The Audit Committee is currently comprised of Messrs. Colvin (who serves as its chair), Davison, Dunwoody and Feinberg, each of whom is an independent director of the Company under the applicable rules of NASDAQ and Rule 10A-3 under the Exchange Act.

Our Audit Committee held six (6) meetings during the fiscal year ended June 30, 2009.

The Board of Directors has determined that Mr. Colvin is a “financial expert” within the meaning stipulated by the SEC.

The Audit Committee operates under a written charter adopted by our Board of Directors, a current copy of which is available on the Company’s website at www.energyxxi.com under “Investor Relations” and “Corporate Governance.”

The Audit Committee recommends the annual appointment of the Company’s independent registered public accounting firm with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, and reviews accounting principles we will use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and anyone who beneficially owns more than 10% of our Common Shares to file with the SEC initial reports of ownership and reports of changes in ownership of Common Shares and to furnish copies of such reports to the Company. Based solely on our review of the copies of these reports furnished to us and representations from our officers and directors, we believe that none of our officers, directors or 10% shareholders failed to file any reports under Section 16(a) on a timely basis during our fiscal year ended June 30, 2009.

Item 11. Executive Compensation

Compensation Discussion and Analysis

We were originally formed and incorporated in July 2005 as an exempted company under the laws of Bermuda to serve as a vehicle for the acquisition of oil and gas reserves and related assets. In October 2005, we completed a $300 million initial public offering of common stock and warrants on AIM. Our formation and our initial activities, including our initial public offering on the AIM and our initial acquisition of Marlin Energy Offshore, LLC and its affiliates (“Marlin”) in April 2006, were a direct result of the efforts of Messrs. Schiller, Weyel and Griffin, who provided the Company’s original business plan and start-up capital through The Exploitation Company, LLP, a limited liability partnership created by Messrs. Schiller, Weyel and Griffin for such purpose. Our executive compensation programs and policies, particularly with regard to the compensation and equity ownership of Messrs. Schiller, Weyel and Griffin, are directly impacted by such history.

Compensation Program and Philosophy

The purpose of our compensation program is to attract and retain employees by providing a competitive compensation package through a combination of base salary, cash bonuses, equity incentives, profit sharing and other perquisites and benefits. Our executive officer compensation philosophy is to provide our executives with appropriate and competitive individual pay opportunities which reward the attainment of superior corporate and individual performance objectives. Our programs are designed to attract, retain, motivate and reward qualified executive officers to achieve performance goals aligned with our business objectives and the interests of our shareholders. The ultimate goal of our program is to increase shareholder value by providing executive officers with appropriate incentives to achieve our business objectives.

We generally target paying total direct compensation commensurate with that of approximately the 75th percentile of our peer group. We believe that this competitive position is needed in order for the Company to successfully compete for superior talent and to account for the fact that many of our competitors have a longer history in the marketplace.

To facilitate the formulation and monitoring of our compensation program, the Remuneration Committee of our Board of Directors has retained outside consultants, Cogent Compensation Partners (“Cogent”), to track the compensation of programs throughout the market, generally, and our peers, particularly, and to advise it on crafting a compensation program that is consistent with our objectives and market conditions. Cogent meets with our Remuneration Committee in an executive session at each regularly scheduled meeting at which Cogent is in attendance and advises the Remuneration Committee with respect to all aspects of our compensation, including at the executive level. The Remuneration Committee generally outlines the scope of services that it desires Cogent to provide for the Company, including reviewing and analyzing our data, our peer group composition and any relevant information and to report to the Remuneration Committee on all aspects of our compensation and make compensation recommendations. Cogent reports directly to the Remuneration Committee. However, the Remuneration Committee does not specifically direct Cogent on performing the scope of services it provides to the Company.

Our list of peer companies (“Peer Companies”), which list is periodically reviewed and updated by the Remuneration Committee, consists of other public oil and natural gas exploration and production companies against whom we compete for executive talent, including:

•	ATP Oil & Gas Corporation;
•	Cabot Oil & Gas Corporation;
•	Callon Petroleum Company;
•	Cimarex Petroleum Company;
•	Comstock Resources Inc.;

•	Goodrich Petroleum Corporation;
•	Mariner Energy, Inc.;
•	Newfield Exploration Company;
•	Petrohawk Energy Corporation;
•	Petroquest Energy Inc.;
•	Plains Exploration & Exploration Company;
•	Range Resources Corporation;
•	Rosetta Resources Inc.;
•	Stone Energy Corp.;
•	Swift Energy Company; and
•	W&T Offshore, Inc.

In addition to the Peer Company compensation information, Cogent also includes compensation survey information in their analysis of the broader compensation market. Those sources include Mercer Energy Compensation Survey and Mercer Executive Benchmark Survey.

While we do not think it is appropriate to establish compensation based solely on benchmarking compared to our Peer Companies, we believe that this practice is useful for two reasons. First, our compensation practices must be competitive in order to attract and retain executives with the ability and experience necessary to provide leadership and to deliver strong performance to our shareholders. Second, benchmarking allows us to assess the reasonableness of our compensation practices. This process allows us to achieve one of our primary objectives of maintaining competitive compensation to ensure retention when justified and rewarding the achievement of company objectives so as to align with shareholder interest.

Our history has previously affected the mix of incentives offered to our executive officers. Each of Messrs. Schiller, Weyel and Griffin possess substantial equity ownership in the Company due to their involvement in our initial establishment and initial activities. Thus, from inception through most of fiscal year 2007, our primary incentives for Messrs. Schiller, Weyel and Griffin were offered through our salary, cash bonus, profit sharing, perquisites and benefits programs. At the end of fiscal year 2007, however, to reward these individuals for achievement of corporate goals and to align their interests with our shareholders, we granted both restricted shares and restricted stock units to all three individuals. We also provided our other executive officers with equity ownership incentives as well as other compensation program items. Our equity incentives are currently provided under our existing Energy XXI Services, LLC 2006 Long-Term Incentive Plan (“2006 Long-Term Incentive Plan”) last approved by shareholders at our 2007 Annual General Meeting. Additionally, effective as of July 1, 2008, the Company adopted the Energy XXI Services, LLC 2008 Fair Market Value Stock Purchase Plan (“2008 Purchase Plan”), which allows eligible employees, directors, and other service providers of the Company and its subsidiaries to purchase Common Shares from the Company that have been purchased by the Company on the open market or that have been newly issued by the Company. In particular, individuals who have been granted restricted stock units pursuant to the 2006 Long-Term Incentive Plan that may be settled in cash may, at our sole option, use their cash settlement to purchase Common Shares.

In the future, we will base our compensation philosophy solely on a market-competitive allocation of incentive awards. That is, although our Named Executive Officers own significant equity through previous awards from the Company or through their own investments, we will not consider the value of those awards or holdings when determining future awards.

Oversight of the Compensation Program

The Remuneration Committee is responsible for overseeing all of our compensation programs. As part of that responsibility, the Remuneration Committee, with guidance from our third party compensation consultants, Cogent, reviews our compensation and benefits policies, evaluates the performance of our chief executive officer, approves the compensation levels for our executive officers, and reviews along with our Board of Directors with respect to our employee benefit plans, equity-based compensation plans and other compensation arrangements. Our current compensation program was established and implemented by the Remuneration Committee. It should be noted that Mr. Schiller, our chief executive officer, and Messrs. Weyel and Griffin were involved in the establishment and implementation of our compensation program as part of their substantial involvement in our initial start-up activities. Each of Messrs. Schiller, Weyel and Griffin were also involved in the negotiation and establishment of their own compensation arrangements as set forth in their respective initial employment agreements dated April 4, 2006 and their current employment agreements with the Company that became effective September 10, 2008, further described below. Each director that is a member of the Remuneration Committee qualifies as an “independent” director under NASDAQ rules and all independent members of the Board of Directors make up the entire Remuneration Committee at this time.

Role of Remuneration Committee and Executive Officers in Compensation Decisions

The Remuneration Committee makes compensation decisions after completing its annual review process for each executive officer. Recommendations with respect to merit increases in base salary, the amount of cash bonuses, and profit sharing awards and other compensation awards for executive officers are made by our chief executive officer based upon his rating of the performance of each other executive officer, by reference to market conditions and by reference to an agreed set of performance targets as set by the Remuneration Committee and presented to and reviewed by the Remuneration Committee. Recommendations with respect to equity incentive compensation are based upon advice from Cogent, which considers market conditions and compensation levels of our Peer Companies in providing its advice. The Remuneration Committee may exercise its discretion and modify any awards as recommended by the chief executive officer.

Recommendations from our chief executive officer to the Remuneration Committee for increases to total target compensation packages are based upon an annual review of each Named Executive Officer’s total target compensation relative to that of comparable officers in the Peer Companies with the goal of maintaining total target compensation in the 75th percentile. The first such review was performed after June 2007 with the assistance of Cogent. As a result of this review, in January 2008 the Remuneration Committee adjusted the target cash bonuses for Messrs. Schiller, Weyel and Griffin to 125%, 100%, and 85% of base compensation, respectively, while any potential cash bonuses were capped at a maximum of 250%, 200% and 175% of base salary, respectively. In addition, the target cash bonuses for Messrs. Marchive and Reid were increased to 75% of base compensation while maximum cash bonuses were capped at 150% of base salaries. The Remuneration Committee reviewed this approach in July 2009 and determined that no changes were necessary.

Recommendations to the Remuneration Committee related to cash bonus are also based on corporate performance targets which include, but are not limited to, a number of specific factors which are decided and established annually such as:

•	increasing crude oil and natural gas reserves, with an emphasis on increasing net present value of our reserves;
•	key financial measurements such as revenue growth, operating profit, net income, cash flow from operating activities and debt reduction;
•	strategic objectives such as consummating acquisitions and partnership opportunities and incorporating further assets into operations, including through drilling and establishing of further developed reserves;
•	improvement of operational efficiency and oil and gas recovery methods;
•	achieving specific operational goals, including improved productivity, simplification and risk management;
•	achieving excellence in organizational structure and among our employees;
•	supporting our values by promoting a culture of integrity through compliance with law and our ethics policies; and
•	promoting and maintaining superior operational safety guidelines and procedures throughout the organization.

Elements of Compensation

Our annual executive compensation program primarily consists of:

•	base salary;
•	cash bonus;
•	grants of equity incentive compensation;
•	perquisites and other benefits and compensation arrangements; and
•	profit sharing.

We do not set targets for the mix of compensation among the various elements when determining compensation awards. The mix of value attributable to each of the elements of compensation is generally driven by the Company’s desire to emphasize variable compensation, such as cash bonus and long-term incentives, over fixed compensation. We believe that this approach to compensation allocation supports our culture of entrepreneurial performance.

Other than for certain perquisites and benefits that are provided to all of our executive officers, individual performance has a significant impact on determining each compensation component. Each individual executive officer’s annual performance is measured based on a review of his contributions to our business results both for the year and the long-term impact of the individual’s behavior and decisions.

The Company originally entered into employment agreements with Messrs. Schiller, Weyel and Griffin on April 4, 2006 (“Prior Employment Agreements”). Effective September 10, 2008 the Company entered into new employment agreements (“Current Employment Agreements”) with each of Messrs. Schiller, Weyel and Griffin. These arrangements, as well as other key elements of and factors considered in determining the executive annual compensation program, are discussed below.

Base Salary

We provide Messrs. Schiller, Weyel, Griffin, Marchive and Reid (each a “Named Executive Officer” and together the “Named Executive Officers”) with an annual base salary to compensate them for services rendered during the year. Our goal is to set base salaries for our Named Executive Officers at levels that are competitive with Peer Companies for the skills, experience and requirements of similar positions in order to attract and retain top talent. We feel that this range supports competitive compensation and ensures retention. In order to ensure that each officer is appropriately compensated, the Remuneration Committee, when setting base salaries, considers individual performance, tenure and experience and our financial performance in addition to the compensation review of the Peer Companies. The individual base salary levels are generally reviewed each July and are adjusted as appropriate based on an analysis of current market salary levels at the Peer Companies, individual performance and experience and our financial performance.

For fiscal year 2009, the salaries of Messrs. Schiller, Weyel and Griffin were set in accordance with the Current Employment Agreements. In connection with the Remuneration Committee’s consideration of salaries for fiscal year 2009, and in line with our objective to provide competitive compensation subject to individual performance and experience, the annual salaries for Messrs. Schiller, Weyel and Griffin were increased, provided by the terms of the Current Employment Agreements, to $600,000, $490,000, and $325,000, respectively, with the foregoing amounts subject to annual review by the Remuneration Committee to ensure such amounts remain competitive relative to the Peer Companies. Following this annual review in July 2009, for fiscal year 2010 the annual salaries for Messrs. Marchive and Reid were increased to $258,000 from $255,000, but there were no increases in salaries for Messrs. Schiller, Weyel or Griffin. This review is performed as part of the annual establishment of bonus awards and establishments of targets for the forthcoming fiscal year. While the Company’s stated goal for competitiveness of salaries is approximately the 75th percentile of the market, the adjustments made to the salaries of our Named Executive Officers positions them just below the market median as determined by Cogent’s competitive analysis.

Each Named Executive Officer’s base salary for the fiscal year ended June 30, 2009 is reported in the Summary Compensation Table under the “Salary” column.

Cash Bonuses

Annual cash bonuses are a core component of our compensation program. The Remuneration Committee considers the cash bonuses to reward achievement of corporate objectives and to align the interests of our executive officers with our shareholders by placing a significant portion of their compensation at risk. Cash bonuses are calculated by first setting a target bonus percentage, which is expressed as a percentage of each Named Executive Officer’s base salary, and then multiplying the target bonus percentage by a performance multiplier, described below. It is then further modified for an assessment of individual performance. For fiscal year 2009, the Remuneration Committee established the following performance targets (the “2009 Performance Targets”) for determining the performance multiplier to be applied to individual cash bonus targets:

•	production volumes;
•	costs to add reserves;
•	costs to develop reserves;
•	proved reserves;
•	the ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense;
•	the ratio of net debt to EBITDA;
•	the ratio of net debt to proved reserves;
•	direct lease operating expenses per barrel of oil equivalent (BOE); and
•	general and administrative expenses per BOE.

To determine the performance multiplier, each 2009 Performance Target is given a rating of one through five based upon whether the Company performed below (1 or 2), at (3) or above (4 or 5) the 2009 Performance Target, captured in a bonus plan “scorecard”. The Remuneration Committee uses the scorecard as a tool for assessing performance of the Company based on the 2009 Performance Targets. The 2009 Performance Targets are not given a specific weighting in determining the performance multiplier that is applied to individual targets for the cash bonus. Rather, each 2009 Performance Target is assessed individually given external market factors and internal strategic considerations. This final average of all the ratings is translated into the performance multiplier, with an average rating of 2.5 corresponding to a target payout, and an average of 5 equal to a maximum target payout.

Performance targets are typically set by the Board of Directors based upon annual operational and financial budgets prepared by management at the beginning of each fiscal year. Due to the adverse effects of hurricanes Gustav and Ike, management prepared and implemented revised budgets taking into account the effects of the hurricanes on performance measures such as production volumes, EBITDA, and expenses per BOE. The Remuneration Committee, as well as the entire Board of Directors, determined that the Company should base the 2009 Performance Targets on the revised budgets prepared by management in response to the hurricanes in order to better incentivize management by establishing meaningful and attainable performance targets. In July 2009, the Remuneration Committee evaluated actual performance during our 2009 fiscal year as compared to the 2009 Performance Targets and assigned a final average rating of 3.8, which was higher than the 3.5 rating achieved in 2008. However, although the average rating was higher in the 2009 fiscal year, due to the stock price performance, the Remuneration Committee reduced the fiscal 2009 payout as compared to fiscal 2008 and deferred a portion of the bonus as discussed below.

Although the performance of our stock price is not a metric used by the Remuneration Committee to determine annual bonuses, the Remuneration Committee felt the significant deterioration in our stock price during our last completed fiscal year was such that they could not justify paying the entire bonus at that time. Recognizing that the Company was working on a plan to reduce debt, the Committee approved the payment of 75% of the bonus immediately with the remaining 25% (the “Contingent Payment”) to be paid at the closing of the transaction.

The Contingent Payment would be earned in the future based upon the Company's completion of a transaction pursuant to which the Company would reduce the principal amount of outstanding 10% senior notes due 2013 issued by Energy XXI Gulf Coast, Inc. by more than $50 million (such completion date, the “Contingent Payment Date”). For Messrs. Schiller, Weyel, Griffin, Marchive and Reid, the base amounts for determining the Contingent Payments are set at $281,250, $189,875, $99,938, $71,400 and $71,400, respectively. The base amount will be multiplied by the quotient of the closing price of the Company’s Common Shares on NASDAQ on the Contingent Payment Date divided by $0.53, the closing price on July 21, 2009, the date on which the Board of Directors authorized the Contingent Payment. Although the Contingent Payment may be earned in fiscal 2010, it is not expecetd to be considered in determining fiscal 2010 bonus awards. As of September 30, 2009, no Contingent Payments have been made.

As discussed above, for fiscal year 2009, the Remuneration Committee evaluated actual performance during our 2009 fiscal year and assigned a final average rating of 3.8 to the 2009 Performance Targets. Actual bonuses awarded ranged from 145 – 155% of target bonuses as shown in the following table:

Named Executive Officer	Base Salary	Target Bonus Percentage	Target Bonus	Performance Multiplier	Total Cash Bonus(1)
John D. Schiller, Jr.	$600,000	125%	$750,000	150%	$843,750
Steven A. Weyel	$490,000	100%	$490,000	155%	$569,625
David West Griffin	$325,000	85%	$276,250	145%	$299,813
Ben Marchive	$255,000	75%	$191,250	149%	$214,200
Todd Reid	$255,000	75%	$191,250	149%	$214,200

(1)	The Total Cash Bonus amount was determined by multiplying the Target Bonus by the Performance Multiplier, and then reducing the resulting amount by 25%.

Profit Sharing Arrangements

An additional component of our annual compensation program is our profit sharing program, which annually pays an amount equal to up to 10% of an applicable employee’s base salary and cash bonus to a personal retirement account (much like a traditional 401(k) plan), that is maintained for such employee. The Remuneration Committee has complete discretion, taking into account management’s recommendation and any other factors it may deem appropriate, to make the determination about the percentage of the respective Named Executive Officer’s compensation that will be paid by us in any annual period. Such contributions are, to the extent they exceed certain levels, made to an unqualified deferred compensation program. For fiscal year ended June 30, 2008, the Remuneration Committee determined that we should provide payments to respective retirement accounts of our employees, including the Named Executive Officers, in an amount equal to 10% of each individual’s base salary and cash bonus for such calendar year.

The profit sharing amounts paid to the Named Executive Officers are reported in the Summary Compensation Table under the “All Other Compensation” column and the specific amounts are specifically set forth in the footnote to such column.

Equity Incentives

In connection with the formation of the Company in July 2005, Messrs. Schiller, Weyel and Griffin purchased Common Shares of the Company. As part of the offering of our Common Shares on AIM in October 2005, each of Messrs. Schiller, Weyel and Griffin signed agreements restricting the sale of their shares as purchased in July 2005 until October 13, 2008 (“Lock-up Agreement”). In addition, as part of the offering of the Company’s Common Shares on AIM, each of Messrs. Schiller, Weyel and Griffin and partnerships controlled by these individuals purchased additional Common Shares as well as certain warrants purchased immediately after the listing on the open market. These partnerships have been liquidated as of June 30, 2008 and the securities have been distributed according to ownership in the partnership. On June 20, 2008 Messrs. Schiller, Weyel and Griffin each participated in the Company’s offer to exchange Common

Shares for its outstanding warrants to purchase Common Shares (“Exchange Offer”), with Mr. Schiller tendering all of his 2,725,000 warrants for 1,041,067 Common Shares, Mr. Weyel tendering all of his 383,333 warrants for 255,556 Common Shares and Mr. Griffin tendering all of his 261,080 warrants for 150,951 Common Shares.

Therefore, following the Exchange Offer, Messrs. Schiller, Weyel and Griffin, and the partnerships controlled by them (which have been dissolved), held none of the Company’s warrants.

Prior to fiscal year 2007, the Remuneration Committee did not feel that additional equity incentives were necessary for Messrs. Schiller, Weyel and Griffin due to the initial founding equity interests in the Company owned by them. However, in order for these individuals to be rewarded for the achievement of corporate goals and objectives and to align their interests with our shareholders, on June 30, 2007, and again on July 23, 2008, the Remuneration Committee authorized the issuance of restricted shares and restricted stock units for Messrs. Schiller, Weyel and Griffin, as well as authorized similar grants for Mr. Marchive and Mr. Reid for performance in fiscal year 2007 and 2008. No such grants of restricted shares or restricted share units were made at the July 21, 2009 Remuneration Committee meeting for fiscal year 2009.

Although these equity grants are the first such grants for Messrs. Schiller, Weyel and Griffin, as part of the initial hiring of Mr. Marchive on April 10, 2006 and as part of the initial hiring of Mr. Reid on July 17, 2006, we agreed to provide Mr. Marchive with incentive compensation in the form of 62,500 restricted shares and 62,500 restricted stock units and Mr. Reid with incentive compensation in the form of 75,000 restricted stock units. We had determined the total amount of share awards (125,000 shares) for Mr. Marchive as of his hiring, but did not ultimately split such awards into restricted shares and restricted stock unit awards until October 2006. The compensation expense for such awards was recorded in our fiscal years ended June 30, 2009, 2008, 2007 and 2006.

Vesting of the restricted shares and the restricted stock units occurs equally on the first, second and third anniversaries of the award date. The primary difference between the restricted share and restricted stock unit awards is that we are entitled to settle our obligation under the restricted stock unit awards by the payment of either cash or the delivery of Common Shares, while the delivery obligation on the restricted shares is to deliver the respective Common Shares.

Additionally, as part of the consideration for entering into the Current Employment Agreements, effective September 10, 2008 the Company granted Messrs. Schiller, Weyel and Griffin options to purchase Common Shares (“options”) in the amounts of 750,000, 500,000 and 250,000, respectively, with each option exercisable into one Common Share. The options were granted under the 2006 Long-Term Incentive Plan, priced at $3.50, the closing price on September 10, 2008, vesting over a three-year period with 20% vesting on September 10, 2009, an additional 30% vesting on September 10, 2010 and the remaining 50% vesting on September 10, 2011. These grants of options were approved by the Remuneration Committee and the graduated vesting schedule constitutes incentive for Messrs. Schiller, Weyel and Griffin to remain with the Company.

For fiscal year 2009, the Remuneration Committee awarded performance units to the Company’s executive officers rather than restricted shares and restricted share units as it had in the past. The Remuneration Committee’s decision was based on a desire to link a substantial portion of the executive’s long-term incentive compensation with the total shareholder returns realized by the equity holders. The Remuneration Committee worked with its outside compensation consultants, Cogent Compensation Partners, Inc. (“Cogent”) to develop 2010 long-term incentive compensation awards to accomplish these objectives. The 2010 awards provide executive officers incentive compensation if the Company achieves pre-established targets discussed below, which are directly limited to the performance of the Company’s Common Shares and Total Shareholder Return (TSR).

The Remuneration Committee awarded two types of performance units for fiscal year 2010 long-term compensation, time-based and performance-based. Of the total performance units awarded, 25% are time-based performance units and 75% are performance-based performance units. Both of the time-based and performance-based units vest in equal annual installments on July 21, 2010, 2011 and 2012.

Time-Based Performance Units.  The amount due the employee at the vesting date is equal to the grant date unit value of $5.00 plus or minus the change in the stock price over the performance period, multiplied by the number of units that vest. The initial stock price used in determining the change in stock price is $1.48 per share.

Performance-Based Performance Units.  Performance-Based Performance Units vest at the end of each of three performance periods ending on July 21, 2010, 2011and 2012, respectively (each, a “Performance Period”). For each Performance-Based Performance Unit, the executive will receive a cash payment equal to the grant date unit value of $5.00 multiplied by (a) the cumulative percentage change in the price per share of the Company’s common stock from the date on which the Performance-Based Performance Units were granted (the “Total Shareholder Return”) and (b) the TSR Unit Number Modifier, as set forth below.

•	If Total Shareholder Return is less than 5%, then the TSR Unit Number Modifier is set at 0%.
•	If Total Shareholder Return is above 5% but less than 15%, then the TSR Unit Number Modifier is calculated by multiplying the TSR percentage by five and adding 25%.
•	If the Total Shareholder Return performance is above 15% but less than or equal to 30%, then the TSR Unit Number Modifier is calculated by multiplying the TSR as a percentage by six and two-thirds.
•	If the Total Shareholder Return is greater than or equal to 30%, then the TSR Unit Number Modifier is set at 200%.

The price per share of the Company’s common stock on the date the Performance-Based Performance Units were granted was $1.48.

In addition, the executives may have the opportunity to earn additional compensation based upon the Company’s Total Shareholder Return at the end of the third Performance Period. If upon the end of the third Performance Period, the Total Shareholder Return for the third Performance Period is greater than the Total Shareholder Return of either preceding Performance Period, then the executive will receive a cash payment equal to the difference between (a) what the executive would have received in the initial two Performance Periods had the Total Shareholder Return for each of those Performance Periods been equal to the Total Shareholder Return for the third Performance Period and (b) the aggregate amount that the executive received as payment for the Performance-Based Performance Units during the first two Performance Periods.

The table below shows the grants of equity incentives in the form of restricted shares, restricted stock units, options and performance units of each of Messrs. Schiller, Weyel, Griffin, Marchive and Reid as of the date of this Annual Report.

Name	Restricted Shares		Restricted Stock Units		Options		Performance Units
John D. Schiller, Jr.	235,294	(1)	235,294	(1)	750,000	(5)	480,000	(6)
	60,000	(2)	60,000	(2)
Steven A. Weyel	144,118	(1)	144,117	(1)	500,000	(5)	294,000	(6)
	50,000	(2)	50,000	(2)
West Griffin	79,657	(1)	79,657	(1)	250,000	(5)	162,500	(6)
	32,500	(2)	32,500	(2)
Ben Marchive	56,250	(1)	56,250	(1)	—		116,100	(6)
	50,000	(2)	50,000	(2)
	62,500	(3)	62,500	(3)
Todd Reid	50,000	(1)	50,000	(1)	—		116,100	(6)
			57,500	(2)	57,500	(2)
					75,000	(4)

(1)	Grant date of July 23, 2008. Award vests equally as to one-third on the first, second and third anniversaries of grant date.
(2)	Grant date of June 30, 2007. Award vests equally as to one-third on the first, second and third anniversaries of grant date.

(3)	Grant date of April 10, 2006. Award vests equally as to one-third on the first, second and third anniversaries of grant date.
(4)	Grant date of July 17, 2006. Award vests equally as to one-third on the first, second and third anniversaries of grant date.
(5)	Grant date of September 10, 2008. Options vest 20%, 30% and 50%, respectively, on the first three anniversaries of grant.
(6)	Grant date of July 21, 2009. Performance unit awards are 25% time-based and 75% performance-based and vest in equal annual installments on July 21, 2010, 2011 and 2012.

In addition to the foregoing noted grants under the 2006 Long-Term Incentive Plan, the Remuneration Committee provided restricted stock units to all of our other employees for fiscal years 2008 and 2009. Additionally, effective as of July 1, 2008, the Company established the 2008 Purchase Plan, which is available to all employees. Pursuant to the 2008 Purchase Plan, eligible employees, directors, and other service providers of the Company and its subsidiaries are allowed to purchase from the Company Common Shares that have been purchased by the Company on the open market or that have been newly issued by the Company. In particular, individuals who have been granted restricted stock units pursuant to the Company’s 2006 Long-Term Incentive Plan that may be settled in cash may use, at the Company’s discretion, their cash settlement to purchase Common Shares.

The 2006 Long-Term Incentive Plan provides the Company the authority to offer options, stock appreciation rights, restricted shares and other stock or performance-based awards. As of the end of the fiscal year ended June 30, 2009, the Remuneration Committee has offered restricted stock, restricted stock unit awards, performance units and options to our Named Executive Officers and employees under such plan. In the future, the Remuneration Committee may decide to offer incentive compensation in the other forms as permitted by the 2006 Long-Term Incentive Plan. In deciding to do so, as well as any further awards of restricted shares, restricted stock units, performance units or options, the Remuneration Committee seeks to link a substantial portion of the executive’s long-term incentive compensation with shareholder returns to our equity holders. The Remuneration Committee intends to continue work with Cogent to keep incentive compensation levels that are competitive with our Peer Companies for the skills, experience and requirements of similar positions in order to attract and retain top talent. The Remuneration Committee does not take into account the Company’s or the individual’s performance in granting equity incentive compensation.

Perquisites and Other Benefits

While not the primary focus of our compensation plans, the Remuneration Committee believes that the perquisites and other benefits that the Company provides its executive officers constitute a material element of our compensation plans. Many of our benefits plans, such as our program to match contributions to our 401(k) plan, are standard in the market place for qualified executive officers and, thus, the Remuneration Committee believes such offerings are necessary to hire and retain qualified personnel. Likewise, we believe that additional perquisites such as our profit sharing contributions, additional life insurance coverage and use of Company-leased automobiles are customary offerings for executive officers for organizations doing business in the oil and gas industry, and we offer these perquisites to remain competitive for qualified executive officer personnel, as well as certain other executives. Finally, Messrs. Schiller, Weyel and Griffin had specific rights under their respective Prior Employment Agreements, which rights were continued in their respective Current Employment Agreements, to have the Company pay for club membership fees and dues, and the Company has fulfilled these obligations.

Material Tax and Accounting Considerations

In designing our compensation programs, we take into consideration the tax and accounting effect that each element will or may have on us, the executive officers and other employees as a group. We aim to keep the expense related to our compensation programs as a whole within certain affordability levels. The number of Common Shares available under the 2006 Long-Term Incentive Plan and/or subject to equity awards may also be adjusted by the Remuneration Committee to prevent dilution or enlargement of rights in the event of various changes in our capitalization.

We account for employee share-based awards in accordance with the provisions of FAS 123R. All share-based payments to employees, including grants of restricted shares and options under the 2006 Long-Term

Incentive Plan, are measured at fair value on the date of grant and recognized in the statement of operations as compensation expense over their requisite service periods.

Section 162(m) of the United States Internal Revenue Code of 1986, as amended, generally disallows a tax deduction to public companies for certain compensation in excess of $1 million paid to our chief executive officer and our four other most highly compensated executive officers. As a new public company, we were eligible for special transition relief during the June 30, 2008 fiscal year. However, the bonus payments to each of our executive officers did not comply with the rules of Section 162(m) through the fiscal year ended June 30, 2008. While we will continue to assess the impact of Section 162(m) on compensation arrangements during our 2009 fiscal year, we presently expect that the bonus payments and the restricted stock, restricted stock unit awards and certain performance units awards will not qualify for exclusion from the million dollar cap when paid. Maintaining tax deductibility will not be the sole consideration taken into account by the Remuneration Committee in determining what compensation arrangements are in our and our shareholders’ best interests.

Remuneration Committee Report

No portion of this report and the information contained in this report shall be deemed to be incorporated by reference into any filing under the Securities Act or under the Exchange Act through any general statement incorporating by reference the Annual Report in which this report appears in its entirety, except to the extent that the Company specifically incorporates this report or a portion of this report by reference. Furthermore, this report and the information contained in this report shall not be deemed to be “soliciting material” or “filed” under such Acts.

The Remuneration Committee of Energy XXI (Bermuda) Limited (the “Company”) is responsible for

•	reviewing, evaluating and approving the agreements, plans, policies and programs of the Company to compensate its officers and directors,
•	reviewing and discussing with the Company’s management the “Compensation Discussion and Analysis” to be included in the Company’s Annual Report for its annual meeting of shareholders and to determine whether to recommend to our Board of Directors that the “Compensation Discussion and Analysis” be included in the Annual Report, in accordance with the applicable rules and regulations,
•	producing a report on executive compensation each year for publication in the Annual Report, in accordance with the applicable rules and regulations, and
•	otherwise discharge our Board of Directors responsibilities relating to compensation of our officers and directors.

Among other things, we review general compensation issues and determine the compensation of all of our senior executive officers and other key employees, and make recommendation regarding, and administer, all of the Company’s employee benefit plans that provide benefits to the Company’s senior executive officers. The Remuneration Committee has the authority described in the Remuneration Committee Charter, which has been approved by our Board of Directors. The Remuneration Committee Charter provides that the Remuneration Committee has all authority of our Board of Directors as required or advisable to fulfill the purposes of such committee, and permits such committee to form and delegate some or all of its authority to subcommittees when it deems appropriate. A copy of the Remuneration Committee Charter is available on the Company’s website at www.energyxxi.com under “Investor Relations” and “Corporate Governance.”

The Remuneration Committee currently consists of Messrs. Dunwoody (who serves as its chair), Colvin, Davison and Feinberg. Each of such members of the Remuneration Committee meets the independence requirements established by our Board of Directors and as set forth in the applicable rules of NASDAQ.

We have reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report, and we met and held discussions with the Company’s management with respect to that portion of this Annual Report. Based upon our review and discussions with management, we recommended to our Board of Directors that the Compensation Discussion and Analysis appearing in this Annual Report be included herein.

Respectfully submitted by the Remuneration Committee,
David M. Dunwoody, Chairperson
William Colvin
Paul Davison
Hill A. Feinberg

Summary Compensation Table

The following table presents compensation information for our fiscal years ended June 30, 2009, June 30, 2008 and June 30, 2007, as applicable, paid to or accrued for our chief executive officer, chief financial officer and each of our three other most highly compensated executive officers. We refer to these executive officers as our Named Executive Officers.

Name and Principal Position	Year(1)	Salary(2)	Bonus(6)	Stock Awards(3)(4)	Option Awards(5)	All Other Compensation(6)(7)	Total
John D. Schiller, Jr. Chairman of the Board and Chief Executive Officer	2009	$593,750	$843,750	$545,105	$660,052	$340,566	$2,983,223
	2008	525,000	1,128,750	270,576		581,419	2,634,169
	2007	475,000	950,000	—		274,236	1,699,236
Steven A. Weyel President, Chief Operating Officer and Director	2009	485,417	569,625	319,151	440,034	245,730	2,059,957
	2008	435,000	761,250	255,547		373,714	1,902,464
	2007	395,000	592,000	—		186,002	1,173,492
David West Griffin Chief Financial Officer and Director	2009	288,333	299,812	213,657	220,017	148,356	1,170,175
	2008	285,000	427,500	146,606		180,811	1,109,436
	2007	260,000	286,000	—		105,018	651,018
Ben Marchive Sr. Vice President, Operations	2009	248,125	214,200	274,462	-0-	104,431	841,218
	2008	247,500	309,375	413,333		136,891	1,026,266
	2007	225,000	275,000	205,414		87,392	802,306
Todd Reid Sr. Vice President, Marketing and Risk Management	2009	248,125	214,200	333,563	-0-	109,375	905,263
	2008	247,000	309,375	438,916		117,674	1,056,424

(1)	References to “2009” in this column are to our fiscal year ended June 30, 2009, references to “2008” in this column are to our fiscal year ended June 30, 2008 and references to “2007” in this column are to our fiscal year ended June 30, 2007.
(2)	In July 2008, the Remuneration Committee modified the fiscal year 2009 base salaries, effective August 1, 2008, to be $600,000, $490,000, $325,000, $255,000 and $255,000 for Mr. Schiller, Mr. Weyel, Mr. Griffin, Mr. Marchive and Mr. Reid, respectively. Base salaries for Messrs. Schiller, Weyel and Griffin were not increased for fiscal year 2010, but salaries for Messrs. Marchive and Reid were increased from $255,000 to $258,000 each.
(3)	No stock awards were granted to our Named Executive Officers in fiscal year 2008. However, awards granted in prior fiscal years were subject to partial vesting and were accrued for each individual. During fiscal year 2007 we granted one stock award on June 30, 2007, as follows: 60,000 restricted shares and 60,000 restricted stock units for Mr. Schiller, 50,000 restricted shares and 50,000 restricted stock units for Mr. Weyel, 32,500 restricted shares and 32,500 restricted stock units for Mr. Griffin, 50,000 restricted shares and 50,000 restricted stock units for Mr. Marchive and 57,500 restricted shares and 57,500 restricted stock units for Mr. Reid, with vesting to occur equally on the first, second and third anniversaries of the award date. Additionally, amounts reported for Messrs. Marchive and Reid represent partial vesting of their prior year grants of 62,500 restricted shares and 62,500 restricted stock units on April 10, 2006 to Mr. Marchive and 75,000 restricted stock units on July 17, 2006 to Mr. Reid. Does not include partial vesting accrued for each individual for stock awards granted during fiscal year 2009 on July 23, 2008 to our Named Executive Officers as follows: 235,294 restricted shares and 235,294 restricted stock units for Mr. Schiller, 144,118 restricted shares and 144,117 restricted stock units for Mr. Weyel, 79,657 restricted shares and 79,657 restricted stock units for Mr. Griffin, 56,250 restricted shares and 56,250 restricted stock units for Mr. Marchive and 50,000 restricted shares and 50,000 restricted stock units for Mr. Reid, with vesting to occur equally on the first, second and third anniversaries of the award date. These awards partially vested on July 23, 2009, which vesting is included in our fiscal year 2010, and, therefore, is not included in this table.

(4)	Effective July 21, 2009 we granted performance units to Messrs. Schiller, Weyel, Griffin, Marchive and Reid in the amounts of 480,000, 294,000, 162,500, 116,100 and 116,100, respectively. These awards will vest equally as to one-third on the first, second, and third anniversaries of the grant date. None of the performance units have vested.
(5)	The Company granted stock options of 750,000, 500,000 and 250,000 to Messrs. Schiller, Weyel and Griffin, respectively. The options were granted under the 2006 Long-Term Incentive Plan, priced at $3.50, the closing price on September 10, 2008, vesting over a three-year period with 20% vesting on September 10, 2009, an additional 30% vesting on September 10, 2010 and the remaining 50% vesting on September 10, 2011. The first 20% (150,000, 100,000 and 50,000) for each of Messrs. Schiller, Weyel and Griffin vested on September 10, 2009. None of the vested options have been exercised.
(6)	Incentive awards paid in cash are reported under the “Bonus” column above or, if they relate to payments under our profit sharing arrangements, are reported under the “All Other Compensation” column and noted in specific amounts below.
(7)	All Other Compensation amounts in the Summary Compensation Table consist of the following items:

Name	Year(a)	Insurance(b)	Automobile Leases(c)	Clubs(d)	Deferred Comp. Plan	Profit Sharing	401(k) Company Match	Total
John D. Schiller, Jr.	2009	$21,346	$21,432	$11,880	$102,708	$168,500	$14,700	$340,566
	2008	21,866	20,432	11,880	307,010	165,375	15,500	542,063
	2007	2,689	19,742	23,805	70,000	142,500	15,500	274,236
Steven A. Weyel	2009	18,169	19,905	2,182	68,113	121,917	15,450	245,736
	2008	14,419	19,905	2,182	187,435	119,625	20,500	364,066
	2007	4,998	20,962	2,078	38,750	98,750	20,500	186,002
David West Griffin	2009	12,236	15,000		29,830	71,917	18,373	148,356
	2008	10,108	15,000	—	53,479	71,250	15,500	165,377
	2007	2,927	14,731	—	17,260	54,600	15,500	105,018
Ben Marchive	2009		14,606		19,800	56,000	14,025	104,431
	2008	—	14,606	—	46,097	55,688	20,500	136,891
	2007	—	16,892	—	—	50,000	20,500	87,392
Todd Reid	2009		17,210		19,783	56,000	16,383	109,375
	2008	—	18,000	—	28,536	55,638	15,500	117,674

(a)	References to “2009” in this column are to our fiscal year ended June 30, 2009 and references to “2008” in this column are to our fiscal year ended June 30, 2008.
(b)	Represents values of life and medical insurance premiums paid.
(c)	Represents the amount paid for Company-leased automobiles provided for use by the respective Named Executive Officer.
(d)	Includes dues paid.

Narrative Disclosure to Accompany Summary Compensation Table

The compensation and awards disclosed in the foregoing Summary Compensation Table have been provided by us under the terms of our Current Employment Agreements with Messrs. Schiller, Weyel and Griffin, under our 2006 Long-Term Incentive Plan and other compensation programs.

We originally entered into the Prior Employment Agreements with each of Messrs. Schiller, Weyel and Griffin on April 4, 2006, which Prior Employment Agreements were replaced effective September 10, 2008 with the Current Employment Agreements. For the fiscal year 2008 and until September of fiscal year 2009 represented above, annual base salaries were set pursuant to the terms of the Prior Employment Agreements, while annual base salaries for the latter portion of fiscal year 2009 were set pursuant to the terms of the Current Employment Agreements. During the period of employment under both the Prior Employment Agreements and the Current Employment Agreements, each of Messrs. Schiller, Weyel and Griffin are also entitled to additional benefits, including reimbursement of business and entertainment expenses, paid vacation, company-provided use of a car (or a car allowance), life insurance, certain health and country club memberships, and participation in our other benefits, plans or programs that may be available to our other executive employees from time to time.

Each of the Current Employment Agreements has an initial term beginning on September 10, 2008 and ending on September 10, 2011, with the term of the Current Employment Agreements being automatically renewed each day so as to maintain a minimum three-year term unless either the applicable Named Executive Officer or we terminate the applicable Current Employment Agreement. At any time, either party may terminate the Named Executive Officer’s employment under the applicable Current Employment Agreement for any reason. Under the terms of the Current Employment Agreements, if the employment of any of Messrs. Schiller, Weyel or Griffin is terminated for any reason other than death, disability, resignation by the applicable executive officer without “good reason” (as described below) or for “cause” (as described below), such executive officer is entitled to the payments and compensation as described below under “Potential Payments and Benefits Upon Termination of Employment or Change in Control,” which is a minimum of three year’s base salary and target bonus amounts.

Our compensation of Messrs. Marchive and Reid is pursuant only to our general compensation policies and programs, including our 2006 Long-Term Incentive Plan, our 2008 Purchase Plan and our corporate perquisites and other benefit plans. However, effective February 2008 we adopted the Energy XXI Services, LLC Employee Severance Plan (“Severance Plan”), which governs compensation, if any, upon the termination of employment of Messrs. Marchive or Reid and all of our other employees.

Our 2006 Long-Term Incentive Plan enables our Remuneration Committee to grant awards of restricted shares, restricted share units, share appreciation rights, performance awards and options to any of our employees. We have reserved a total of 5,000,000 Common Shares for awards under the 2006 Long-Term Incentive Plan. However, included as a voting item for the 2009 shareholder meeting is an increase in the number of Common Shares available under the 2006 Long-Term Incentive Plan to 19,000,000.

In connection with Mr. Marchive’s and Mr. Reid’s hirings on April 10, 2006 and July 17, 2006, respectively, we awarded 62,500 restricted shares and 62,500 restricted stock unit awards to Mr. Marchive and 75,000 restricted stock unit awards to Mr. Reid on their respective dates of hire, with ratable vesting equally over a three-year period on the anniversaries of the hiring date. Additionally on June 30, 2007 the Remuneration Committee awarded 60,000 restricted shares and 60,000 restricted stock units to Mr. Schiller, 50,000 restricted shares and 50,000 restricted stock units to Mr. Weyel, 32,500 restricted shares and 32,500 restricted stock units to Mr. Griffin, 50,000 restricted shares and 50,000 restricted stock units to Mr. Marchive and 57,500 restricted shares and 57,500 restricted stock units to Mr. Reid, with vesting to occur equally on the first, second and third anniversaries of the award date. No equity awards were granted to our Named Executive Officers during fiscal year 2008. For fiscal year 2009 the Remuneration Committee authorized the issuance of 750,000 options, 235,294 restricted shares and 235,294 restricted stock units for Mr. Schiller, 500,000 options, 144,118 restricted shares and 144,117 restricted stock units for Mr. Weyel, 250,000 options, 79,657 restricted shares and 79,657 restricted stock units for Mr. Griffin, 56,250 restricted shares and 56,250 restricted stock units for Mr. Marchive and 50,000 restricted shares and 50,000 restricted stock units for Mr. Reid, with vesting to occur equally on the first, second and third anniversaries of the award date.

For fiscal year 2010, the Remuneration Committee awarded performance units rather than restricted stock or restricted stock units as it had in the past. Performance units were issued in the amounts of 480,000, 294,000, 162,500, 116,100 and 116,100 to Messrs. Schiller, Weyel, Griffin, Marchive and Reid, respectively. The Remuneration Committee awarded two types of performance units, time-based and performance-based, with 25% of the award being time-based performance units and 75% of the award being performance-based performance units. All performance units vest in three equal annual installments on July 21, 2010, 2011, and 2012.

Time-Based Performance Units.  The amount due the employee at the vesting date is equal to the grant date unit value of $5.00 plus or minus the change in stock price over the performance period, multiplied by the number of units that vest. The initial stock price used in determining the change in stock price is $1.48 per share.

Performance-Based Performance Units.  Performance-Based Performance Units vest at the end of each of three performance periods ending on July 21, 2010, 2011and 2012, respectively (each, a “Performance Period”). For each Performance-Based Performance Unit, the executive will receive a cash payment equal to the grant date unit value of $5.00 multiplied by (a) the cumulative percentage change in the price per share of the Company’s common stock from the date on which the Performance-Based Performance Units were granted (the “Total Shareholder Return”) and (b) the TSR Unit Number Modifier, as set forth below.

•	If Total Shareholder Return is less than 5%, then the TSR Unit Number Modifier is set at 0%.
•	If Total Shareholder Return is above 5% but less than 15%, then the TSR Unit Number Modifier is calculated by multiplying the TSR percentage by five and adding 25%.
•	If the Total Shareholder Return performance is above 15% but less than or equal to 30%, then the TSR Unit Number Modifier is calculated by multiplying the TSR as a percentage by six and two-thirds.
•	If the Total Shareholder Return is greater than or equal to 30%, then the TSR Unit Number Modifier is set at 200%.

The price per share of the Company’s common stock on the date the Performance-Based Performance Units were granted was $1.48.

In addition, the executives may have the opportunity to earn additional compensation based upon the Company’s Total Shareholder Return at the end of the third Performance Period. If upon the end of the third Performance Period, the Total Shareholder Return for the third Performance Period is greater than the Total Shareholder Return of either preceding Performance Period, then the executive will receive a cash payment equal to the difference between (a) what the executive would have received in the initial two Performance Periods had the Total Shareholder Return for each of those Performance Periods been equal to the Total Shareholder Return for the third Performance Period and (b) the aggregate amount that the executive received as payment for the Performance-Based Performance Units during the first two Performance Periods.

Pursuant to the terms of the Current Employment Agreements, the options, restricted shares, restricted stock unit awards and performance unit awards cease to vest upon termination of employment, unless such termination is related to such executive’s death or “disability,” upon a “change in control,” upon termination by executive upon “good reason,” upon termination by Company without “cause” or, in the case of Mr. Weyel, upon a “material change in management” (each term as described below). Pursuant to the terms of the Energy XXI Services, LLC 2006 Long-Term Incentive Plan, restricted stock unit awards of Messrs. Marchive and Reid cease to vest upon termination of employment, unless such termination is related to such person’s death or “disability” or upon a “change in control,” each term as described below.

All of the remaining compensation for the Named Executive Officers is pursuant to perquisites and benefits plans maintained by us. For the fiscal year ended June 30, 2008, the Remuneration Committee determined that we should provide payments to the respective retirement accounts for the Named Executive Officers in an amount equal to 10% of their respective amount of base salary and cash bonus for such year.

Grants of Plan-Based Awards in Fiscal Year 2009

The following table sets forth information concerning annual incentive awards, stock options, restricted stock units and performance units granted during fiscal year 2009 to each of the named executive officers:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
John D. Schiller, Jr.		0	281,250	(1)	—	—	—	—	—	—	—
	7/23/2008	—	—	—	—	—	—	235,294	—	—	1,164,705
	9/10/2008	—	—	—	—	—	—	—	750,000	3.50	1,552,806
Steven A. Weyel		0	189,875	(1)	—	—	—	—	—	—	—
	7/23/2008	—	—	—	—	—	—	144,117	—	—	713,379
	9/10/2008	—	—	—	—	—	—	—	500,000	3.50	1,035,204
David West Griffin		0	99,938	(1)	—	—	—	—	—	—	—
	7/23/2008	—	—	—	—	—	—	79,657	—	—	394,302
	9/10/2008	—	—	—	—	—	—	—	250,000	3.50	517,602
Ben Marchive		0	71,400	(1)	—	—	—	—	—	—	—
	7/23/2008	—	—	—	—	—	—	56,250	—	—	278,438
Todd Reid		0	71,400	(1)	—	—	—	—	—	—	—
	7/23/2008	—	—	—	—	—	—	50,000	—	—	247,500

(1)	Reflects estimated future cash payouts of a contingent cash payment to each named executive officer that is contingent upon the Company’s completion of a transaction pursuant to which the Company would reduce the principal amount of outstanding 10% senior notes due 2013 issued by Energy XXI Gulf Coast, Inc. by more than $50 million (such completion date the “Contingent Payment Date”).

To determine a maximum, the target amount will be adjusted by the quotient of the closing price of the Company’s common shares on NASDAQ on the Contingent Payment Date divided by $0.53, the closing price on July 21, 2009, the date on which the Remuneration Committee and the Board of Directors authorized the Contingent Payment.

(2)	Reflects the number of restricted stock units awarded in fiscal year 2009. For accounting purposes, the 2009 annual restricted stock unit awards have a grant date of July 23, 2008. This date is based on the date the Remuneration Committee approved the award. The awards vest equally over three years, beginning with the first anniversary of the grant date.
(3)	Reflects the number of stock options awarded in fiscal year 2009. Stock options vest as to 20% on September 10, 2009, 30% on September 10, 2010 and 50% on September 10, 2011.
(4)	The amounts included in the Grant Date Fair Value of Stock and Option Awards column represent the grant date fair value of the awards made to named executive officers in fiscal year 2009 in accordance with SFAS No. 123(R). The value ultimately realized by the executive upon the actual vesting of the award(s) or the exercise of the stock options may or may not be equal to the SFAS No. 123(R) determined value.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning the portions of restricted shares and restricted stock unit awards that have not vested for each of the Named Executive Officers, outstanding as of June 30, 2009. As described in greater detail under “Executive Compensation — Compensation Discussion and Analysis —  Elements of Compensation — Equity Incentives,” Messrs. Schiller, Weyel and Griffin and partnerships controlled by them possessed Common Shares and warrants to purchase our Common Shares, but these securities were purchased by each of Messrs. Schiller, Weyel and Griffin and such partnerships in the market at the time of and in connection with our initial public offering of our Common Shares on AIM on October 20, 2005. The amounts reflected as Market Value are based on the closing price of our Common Shares of $0.52 on June 30, 2009.

Name	# of Common Shares Underlying Unexercised Options(1)	Expiration Date
John D. Schiller, Jr.	750,000 unvested	9/10/18
-0- vested
Steven A. Weyel	500,000 unvested	9/10/18
-0- vested
West Griffin	250,000 unvested	9/10/18
-0- vested

(1)	The Company granted stock options of 750,000, 500,000 and 250,000 to Messrs. Schiller, Weyel and Griffin, respectively. The options were granted under the 2006 Long-Term Incentive Plan, vesting over a three-year period with 20% vesting on September 10, 2009, an additional 30% vesting on September 10, 2010 and the remaining 50% vesting on September 10, 2011. None of the vested options have been exercised.

Name	Grant Date	Restricted Shares/RSUs Originally Granted	Equity Incentive Plan Awards Restricted Shares/RSUs That Have Not Vested(1)		Market or Payout Value of Shares or Units of Stock That Have Not Vested
John D. Schiller, Jr.	6/30/07	60,000 RS	20,000 RS		$10,400
	6/30/07	60,000 RSU	20,000 RSU		10,400
	7/24/08	235,294 RS	235,294 RS	(2)	122,353
	7/24/08	235,294 RSU	235,294 RSU	(2)	122,353
Steven A. Weyel	6/30/07	50,000 RS	16,666 RS		8,666
	6/30/07	50,000 RSU	16,666 RSU		8,666
	7/24/08	144,118 RS	144,118 RS	(2)	74,941
	7/24/08	144,117 RSU	144,117 RSU	(2)	74,941
West Griffin	6/30/07	32,500 RS	10,834 RS		5,633
	6/30/07	32,500 RSU	10,834 RSU		5,633
	7/24/08	79,657 RS	79,657 RS	(2)	41,422
	7/24/08	79,657 RSU	79,657 RSU	(2)	41,422
Ben Marchive	4/10/06	62,500 RS	-0- RS		-0-
	4/10/06	62,500 RSU	-0- RSU		-0-
	6/30/07	50,000 RS	16,666 RS		8,666
	6/30/07	50,000 RSU	16,666 RSU		8,666
	7/24/08	56,250 RS	56,250 RS	(2)	29,950
	7/24/08	56,250 RSU	56,250 RSU	(2)	29,950
Todd Reid	7/17/06	75,000 RSU	25,000 RSU		13,000
	6/30/07	57,500 RS	19,166 RS		9,966
	6/30/07	57,500 RUS	19,166 RSU		9,966
	7/24/08	50,000 RS	50,000 RS	(2)	26,000
	7/24/08	50,000 RSU	50,000 RSU	(2)	26,000

(1)	We have awarded equity awards since the end of fiscal 2009, which do not appear on the table above. All of the 2010 fiscal year such awards are currently unvested. Performance units were granted effective July 21, 2009 to Messrs. Schiller, Weyel, Griffin, Marchive and Reid in the following amounts, respectively: 480,000, 294,000, 162,500, 116,100 and 116,100. Such awards were made after the end of fiscal 2009 and therefore, are not included in this table.
(2)	For our equity awards made on 7/24/08, the first one-third vested on 7/24/09, as follows: 78,431 restricted shares and 78,431 restricted stock units for Mr. Schiller, 48,039 restricted shares and 48,039 restricted stock units for Mr. Weyel, 26,552 restricted shares and 26,552 restricted stock units for Mr. Griffin, 18,750 restricted shares and 18,750 restricted stock units for Mr. Marchive and 16,667 restricted shares and 16,667 restricted stock units for Mr. Reid. However, this vesting occurred after the end of our fiscal year 2009 and, therefore, the table above reflects no vesting for any of the 7/24/08 grants.

Option Exercises and Stock Vested in Fiscal Year 2009

The following table shows for each Named Executive Officer the vesting of restricted share awards during our fiscal year ended June 30, 2009, as well as total amounts vested for each such award as of the end of the 2009 fiscal year. The amounts reflected as Value Realized on Vesting are based on the closing price of our Common Shares of $0.52 on April 13, 2009, the vesting dates for Mr. Marchive’s April 10, 2006 grants, $0.53 on July 17, 2009, the vesting date for Mr. Reid’s July 17, 2006 grant, and $0.52 on June 30, 2009, the vesting dates of the June 30, 2007 grants of Messrs. Schiller, Weyel, Griffin, Marchive and Reid.

Name	Grant Date	Restricted Shares/RSUs/Options Originally Granted	Shares/Options Acquired on Vesting During Fiscal Year 2009(1)	Value Realized on Vesting During Fiscal Year 2009
John D. Schiller, Jr.	6/30/07	60,000 RS	20,000 RS (40,000 total have vested as of 6/30/09)	$10,400
	6/30/07	60,000 RSU	20,000 RSU (40,000 total have vested as of 6/30/09)	10,400
	7/24/08	235,294 RS	-0- RS (1)	-0-
	7/24/08	235,294 RSU	-0- RSU (1)	-0-
Steven A. Weyel	6/30/07	50,000 RS	16,667 RS (33,334 total have vested as of 6/30/09)	8,667
	6/30/07	50,000 RSU	16,667 RSU (33,334 total have vested as of 6/30/09)	8,667
	7/24/08	144,118 RS	-0- RS (1)	-0-
	7/24/08	144,117 RSU	-0- RSU (1)	-0-
West Griffin	6/30/07	32,500 RS	10,833 RS (21,666 total have vested as of 6/30/09)	5,633
	6/30/07	32,500 RSU	10,833RSU (21,666 total have vested as of 6/30/09)	5,633
	7/24/08	79,657 RS	-0- RS (1)	-0-
	7/24/08	79,657 RSU	-0- RSU (1)	-0-
Ben Marchive	4/10/06	62,500 RS	20,834 RS (62,500 total have vested as of 6/30/09)	10,834
	4/10/06	62,500 RSU	20,834 RSU (62,500 total have vested as of 6/30/09)	10,834
	6/30/07	50,000 RS	16,667 RS (33,333 total have vested as of 6/30/09)	8,667
	6/30/07	50,000 RSU	16,667 (33,333 total have vested as of 6/30/09)	8,667
	7/24/08	56,250 RS	-0- RS (1)	-0-
	7/24/08	56,250 RSU	-0- RSU (1)	-0-
Todd Reid	7/17/06	75,000 RSU	25,000 RSU (50,000 total have vested as of 6/30/09)	13,250
	6/30/07	57,500 RS	19,167 RS	9,967
	6/30/07	57,500 RUS	19,167 RSU (38,334 total have vested as of 6/30/09)	9,967
	7/24/08	50,000 RS	-0- RS (1)	-0-
	7/24/08	50,000 RSU	-0- RSU (1)	-0-

(1)	For our equity awards made on 7/24/08, the first one-third vested on 7/24/09, as follows:

78,431 restricted shares and 78,431 restricted stock units for Mr. Schiller, 48,039 restricted shares and 48,039 restricted stock units for Mr. Weyel, 26,552 restricted shares and 26,552 restricted stock units for Mr. Griffin, 18,750 restricted shares and 18,750 restricted stock units for Mr. Marchive and 16,667 restricted shares and 16,667 restricted stock units for Mr. Reid. However, this vesting occurred after the end of our fiscal year 2009 and, therefore, the table above reflects no vesting for any of the 7/24/08 grants.

Potential Payments and Benefits Upon a Termination of Employment or a Change-In-Control

Company Obligations Upon Termination by Executive for Good Reason, by Company without Cause and Following a Change in Control

Effective September 10, 2008 the Company entered into the Current Employment Agreements with each of Messrs. Schiller, Weyel and Griffin. Additionally, we maintain the Energy XXI Services, LLC Employee Severance Plan, which governs the termination of employment of Messrs. Marchive and Reid, as well as other of our employees. The following table reflects potential payments and benefits to the Named Executive Officers under their Current Employment Agreements or the Severance Plan, as applicable, regarding a termination of such Named Executive Officer’s employment including, in the case of Messrs. Schiller, Weyel and Griffin, termination by executive for “good reason” (as described in the text below) and, in the case of all Named Executive Officers, termination by Company without “cause” or following a “change in control.” The following table does not reflect potential payments, if any, to the Named Executive Officers in the event an executive officer voluntarily resigns his employment without “good reason” or in the event such employment is terminated by us for “cause” (as described in the text below) or in connection with the death or “disability” (as described in the text below) of the Named Executive Officer.

The Current Employment Agreements with Messrs. Schiller, Weyel and Griffin were effective September 10, 2008. Therefore, the amounts shown in the table below for those individuals assume that the applicable termination was pursuant to the Current Employment Agreements. We have not included amounts payable in respect of accrued but unpaid salary under our ordinary payroll nor do we include amounts available under benefits practices and programs that do not discriminate in scope, terms or operation in favor of our executive officers and that are generally available to our salaried employees.

Company Obligations Upon Termination by Executive for Good Reason, by Company without Cause and Following a Change in Control

Name	Severance(1)(4)	Equity Awards(2)	Non-Equity Awards(2)	Continued Benefits(3)	Tax Gross-Up	Total
John D. Schiller, Jr.	$4,050,000	$2,323,213	$—	$71,179	$—	$6,444,392
Steven A. Weyel	2,940,000	1,502,995	—	61,648	—	4,504,643
David West Griffin	1,803,750	810,984	—	43,849	590,484	3,249,067
Ben Marchive	1,110,975	427,188	—	8,232	—	1,546,395
Todd Reid	1,110,975	423,925	—	12,293	—	1,547,193

(1)	“Severance” amount under the Current Employment Agreements reflects payment of an amount equal to the sum of (i) three times such Named Executive Officer’s base salary at the annual rate in effect at the time of termination and (ii) three times such Named Executive Officer’s target bonus calculated for Mr. Schiller as 125% base salary then in effect, for Mr. Weyel as 100% base salary then in effect and for Mr. Griffin as 85% base salary then in effect. “Severance” amount under the Severance Plan applicable to Messrs. Marchive and Reid reflects payment of an amount equal to the sum of: (i) two times the then current base salary and (ii) the average of the bonuses, if any, earned with respect to the two most recent fiscal years ending on or before the date of the termination. As explained further below, the payments of the respective amounts of “Severance” under the Current Employment Agreement or the Severance Plan are payable as a lump sum amount. Current base salaries are $600,000, $490,000, $325,000, $258,000 and $258,000 for Messrs. Schiller, Weyel, Griffin, Marchive and Reid, respectively.
(2)	Under the Current Employment Agreements with Messrs. Schiller, Weyel and Griffin and the Severance Plan covering Mr. Marchive and Mr. Reid, all options, restricted shares, restricted share units and performance units vest and become non forfeitable in the event of a “change in control.” On June 30, 2007 and July 23, 2008, the Remuneration Committee authorized the issuances of 60,000 and 235,294 restricted shares and 60,000 and 235,294 restricted stock units for Mr. Schiller, 50,000 and 144,118 restricted shares and 50,000 and 144,117 restricted stock units for Mr. Weyel, 32,500 and 79,657 restricted shares and 32,500 and 79,657 restricted stock units for Mr. Griffin, 50,000 and 56,250 restricted shares and 50,000 and 56,250 restricted stock units for Mr. Marchive and 57,500 and 50,000 restricted shares and 57,500 and 50,000 restricted stock units for Mr. Reid, with vesting to occur equally on the first, second and third anniversaries of the award date. Additionally, Mr. Marchive received a grant of 62,500 restricted shares and 62,500 restricted stock units on his hiring date of April 10, 2006, and Mr. Reid received a grant of 75,000 restricted stock units on his hiring date of July 17, 2006.

On September 10, 2008 the Company granted Messrs. Schiller, Weyel and Griffin options to purchase Common Shares in the amounts of 750,000, 500,000 and 250,000, respectively, with each option exercisable into one Common Share, priced at $3.50, the closing price on September 10, 2008, and vesting over a three-year period with 20% vesting on September 10, 2009, an additional 30% vesting on September 10, 2010 and the remaining 50% vesting on September 10, 2011.

Effective July 21, 2009 we granted performance units to Messrs. Schiller, Weyel, Griffin, Marchive and Reid in the amounts of 480,000, 294,000, 162,500, 116,100 and 116,100, respectively, with vesting to occur equally on the first, second and third anniversaries of the service date.

(3)	The amounts shown reflect the present value calculation of our obligations to continue to provide the applicable Named Executive Officer and his spouse and dependents with continued coverage, or equivalent benefits, under our medical, dental and life insurance benefit plans on the same basis (and no greater cost to the applicable Named Executive Officer) as provided at the time immediately prior to the applicable termination. Under the Current Employment Agreements with each of Messrs. Schiller, Weyel and Griffin, our obligation to provide such benefits is for a three-year period beginning on the date of the applicable termination, and for a one-year period for Messrs. Marchive and Reid under the Severance Plan.
(4)	In the event of a “material change in management” as described in the text below, Severance amount for Mr. Weyel reflects payment of an amount equal to the sum of (i) two times his base salary at the annual rate in effect at the time of termination and (ii) two times his target bonus calculated as 100% base salary then in effect.

If a Named Executive Officer’s employment was terminated as of June 30, 2009 as a result of his death or “disability” (as described in the text below), then such Named Executive Officer (or his estate) would have been entitled to all accrued benefits, if any, as of that date.

Our obligations generally arise due to the applicable agreements and arrangements with the Named Executive Officers providing that all outstanding equity awards and, in respect of Messrs. Schiller, Weyel and Griffin, accrued benefits under any and all nonqualified deferred compensation plans vest and become exercisable and non forfeitable, as applicable, upon the corresponding death or “disability” of the respective Named Executive Officer.

Company Obligations Upon Termination for Death or Disability, Termination by Executive without Good Reason or by Company for Cause

Outstanding restricted stock unit and performance unit awards of all Named Executive Officers immediately vest upon their death or “disability” as shown in the table above. No further obligations are paid upon termination of a Named Executive Officer for “cause” or upon termination of employment by a Named Executive Officer without “good reason” (as each term is described below).

Narrative Discussion to Accompany Potential Payments and Benefits upon Termination of Employment or a Change of Control

The basis for the information provided in this section arises from obligations under our Current Employment Agreements with each of Messrs. Schiller, Weyel and Griffin, under our Severance Plan that covers Messrs. Marchive and Reid and under the terms of restricted stock unit and performance unit awards agreements with each of our Named Executive Officers under the 2006 Long-Term Incentive Plan. The following text describes certain relevant information in regards to such obligations.

The Current Employment Agreements

The payments and amounts shown in the “Company Obligations Upon Termination by Executive for Good Reason, by Company without Cause and Following a Change in Control” table with respect to Messrs. Schiller, Weyel and Griffin (for the purposes of the Current Employment Agreements, each an

“Executive”) reflect our obligations under our respective Current Employment Agreements with such individuals. Our “Severance” obligations are to make a lump sum payment on the date of termination. Our obligations under the other columns in the table are generally to be paid (if any payment obligation exists) as they become due for the applicable executive officer. To the extent we fail to make such payments when due to the applicable executive officer, we are further obligated to pay accrued interest on such late payments at the prime or base rate of interest offered by JPMorgan Chase Bank at its offices in New York.

The provisions of the Current Employment Agreements with Messrs. Schiller, Weyel and Griffin are essentially the same with respect to the right to receive payments and benefits, except that Mr. Weyel’s employment agreement provides for a separate “Severance” obligation in the event of a “material change in management” (as described below). Each Current Employment Agreement generally provides that the types of payments and benefits shown in the “Company Obligations Upon Termination by Executive for Good Reason, by Company without Cause and Following a Change in Control” table above for the applicable executive officers become payable or owing in respect of any such termination of such applicable officer’s employment with us. Our obligations to each of Messrs. Schiller, Weyel and Griffin as described in the “Company Obligations Upon Termination for Death or Disability, Termination by Executive without Good Reason or by Company for Cause” section also arise under the Current Employment Agreements. The following definitions are applicable to the Current Employment Agreements:

“Cause” has the general meaning of the applicable executive officer’s malfeasance toward us, but specifically refers in respect of such executive officers to any of the following: (A) Executive’s gross negligence, gross neglect or willful misconduct in the performance of the duties required, (B) Executive’s commission of a felony that results in a material adverse effect on the Company, or (C) Executive’s material breach of any material provision of the employment agreement.

“Change in Control” is defined to generally mean the occurrence of any one of the following: (1) acquisition by a person or entity of beneficial ownership of fifty percent (50%) or more of the combined voting power of Company’s then outstanding voting securities or having the ability to elect fifty percent (50%) or more of Company’s directors; or (2) the individuals who, as of the Effective Date, are members of the Board (the “Incumbent Board”), cease for any reason to constitute at least a majority of the Board; provided, however, that if either the election of any new director or the nomination for election of any new director by Company’s shareholders was approved by a vote of at least a majority of the Incumbent Board, such new director shall be considered as a member of the Incumbent Board; or (3) the consummation of a merger, consolidation or reorganization involving Company (a “Business Combination”), unless (1) the shareholders of Company, immediately before the Business Combination, own, directly or indirectly immediately following the Business Combination, at least fifty percent (50%) of the combined voting power of the outstanding voting securities of the corporation resulting from the Business Combination (the “Surviving Corporation”) in substantially the same proportion as their ownership of the Voting Securities immediately before the Business Combination, and (2) the individuals who were members of the Incumbent Board immediately prior to the execution of the agreement providing for the Business Combination constitute at least a majority of the members of the Board of Directors of the Surviving Corporation, and (3) no Person (other than (x) Company or any Controlled Entity, (y) a trustee or other fiduciary holding securities under one or more Executive benefit plans or arrangements (or any trust forming a part thereof) maintained by Company, the Surviving Corporation or any Controlled Entity, or (z) any Person who, immediately prior to the Business Combination, had Beneficial Ownership of fifty percent (50%) or more of the then outstanding Voting Securities) has Beneficial Ownership of fifty percent (50%) or more of the combined voting power of the Surviving Corporation’s then outstanding voting securities (a Business Combination described in clauses (1), (2) and (3) of this paragraph shall be referred to as a “Non-Control Transaction”); (4) a complete liquidation or dissolution of Company; or (5) the sale or other disposition of all or substantially all of the assets of Company to any Person (other than a transfer to a Controlled Entity).

However, any event that would otherwise constitute a Change in Control shall not be deemed to be a Change in Control if (i) the Incumbent Board continues to constitute a majority of the Board of the Company (or of the Surviving Corporation (if not the Company) and of any and all resulting parent entity(ies) in a Business Combination), (ii) (in the case of Mr. Weyel) John D. Schiller, Jr. continues to serve as Chairman of the Board and/or Chief Executive Officer of the Company (or of the Surviving Corporation (if not the Company) and of any and all resulting parent entity(ies) in a Business Combination), (iii) any successor entity of the Company, if any, agrees in writing to expressly assume and agree to perform the employment agreement, and (iv) Executive maintains his same position of employment and reporting relationship with the Company (or of the Surviving Corporation (if not the Company) and of any and all resulting parent entity(ies) in a Business Combination) after such event for a period of at least three (3) years.

“Disability” means when Executive shall have been absent from the full-time performance of Executive’s duties with Company for 180 business days during any twelve-month period as a result of Executive’s incapacity due to accident, physical or mental illness, or other circumstance which renders him mentally or physically incapable of performing the duties and services required of him hereunder on a full-time basis as determined by Executive’s physician.

“Good Reason” means (1) the material breach of any of the Company’s obligations under this employment agreement without executive officer’s written consent or (2) the occurrence of any of the following circumstances, without executive officer’s written consent: (i) the change of executive officer’s title or the assignment of any duties that materially adversely alter the nature or status of his office, title, responsibilities, including reporting responsibilities, or action by the Company that results in the material diminution of his position, duties or authorities, from those in effect immediately prior to such change in title, assignment or action; (ii) the failure by Company to continue in effect any compensation plan in which executive officer participates that is material to his total compensation unless an equitable arrangement (embodied in an ongoing substitute or alternative plan) has been made with respect to such plan, or the failure by Company to continue his participation therein (or in such substitute or alternative plan) on a basis not materially less favorable to him, unless any such failure to continue in effect any compensation plan or participation relates to a discontinuance of such plans or participation on a management-wide or Company-wide basis; (iii) the taking of any action by Company which would directly or indirectly materially reduce or deprive executive of any material pension, welfare or fringe benefit then enjoyed by him, unless such action relates to a discontinuance of benefits on a management-wide or Company-wide basis; (iv) the relocation of Company’s principal executive offices, or the Company’s requiring executive officer to relocate, anywhere outside the greater Houston, Texas metropolitan area, except for required travel on the Company’s business to an extent substantially consistent with his obligations under this Agreement; or (v) the Company’s material breach of any material provision of the employment agreement, following opportunity to cure.

“Material Change in Management” shall occur if John D. Schiller, Jr. ceases to be the Company’s Chief Executive Officer and Mr. Weyel is not offered the position of Chief Executive Officer, with his compensation being commensurate with the compensation for the position of Chief Executive Officer.

The Severance Plans

The payments and amounts shown in the “Company Obligations Upon Termination by Executive for Good Reason, by Company without Cause and Following a Change in Control” table with respect to Messrs. Marchive and Reid reflect our obligations under our Severance Plan with such individuals, as well as with our other employees. Our “Severance” obligations are to make a lump sum payment on the date of termination. Our obligations under the other columns in the table are generally to be paid (if any payment obligation exists) as they become due for the applicable executive officer.

The Severance Plan generally provides that the types of payments and benefits shown in the “Company Obligations Upon Termination by Executive for Good Reason, by Company without Cause and Following a Change in Control” table above for the applicable executive officers become payable or owing in respect of any such termination of such applicable officer’s employment with us. Our obligations to each of Messrs. Marchive and Reid as described in the “Company Obligations Upon Termination for Death or Disability, Termination by Executive without Good Reason or by Company for Cause” section also arise under the Severance Plan. The following definitions are applicable to the Severance Plan:

“Change of Control” shall be deemed to have occurred upon any of the following events: (1) a merger of the Company with another entity, a consolidation involving the Company, or the sale of all or substantially all of the assets of Company to another entity if, in any such case, (i) holders of equity securities of Company immediately prior to such transaction or event do not beneficially own immediately after such transaction or event equity securities of the resulting entity entitled to 50% or more of the votes then eligible to be case in the election of directors generally (or comparable governing body) of the resulting entity in substantially the same proportions that they owned the equity securities of Company immediately prior to such transaction or event or (ii) the persons who were members of the Company’s Board of Directors immediately prior to such transaction or event shall not constitute at least a majority of the Board of Directors of the resulting entity immediately after such transaction or event; (2) the dissolution or liquidation of the Company; (3) when any persons or entity, including a “group” as contemplated by Section 13(d)(3) of the Exchange Act, acquires or gains ownership or control (including, without limitation, power to vote) of more than 50% of the combined voting power of the outstanding securities of the Company; or (4) as a result of or in connection with a contested election of directors, the persons who were members of the Company’s Board of Directors immediately before such election shall cease to constitute a majority of the Board of Directors.

“Disability” shall mean either (1) an inability of the employee to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of not less than 12 months or (2) the receipt of income replacements by the employee, by reason of any medically determinable physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, for a period of not less than three months under the Company’s accident and health plan.

“Good Reason” means the occurrence after a Change of Control of any of the following events or conditions: (1) a reduction in the employee’s combined base salary and bonus opportunity of more than 10%; (2) a significant change in the employee’s duties and/or responsibilities resulting in a change of status, title and/or level of position within the organization; (3) material reduction in benefits without substitution of benefits that are substantially comparable in the aggregate; or (4) the permanent relocation of employee’s principle place of employment with the Company to a location that is more than 40 miles from such employee’s prior principle place of employment.

“Termination for Cause” shall mean any termination of employment with the Company by reason of employee’s (1) conviction of any felony or of a misdemeanor involving moral turpitude, (2) material failure to perform his duties or responsibilities in a manner satisfactory to the Company, (3) engagement in conduct which is injurious (monetarily or otherwise) to the Company or any of its affiliates, (4) engagement in business activities which are in conflict with the business interests of the Company, (5) insubordination, (6) engagement in conduct which is in violation of the Company’s safety rules or standards or which otherwise causes injury to another employee or any other person, (7) conduct which is in violation of any policy or work rule of the Company or (8) engagement in conduct which is in violation of the Company’s guidelines for appropriate employee conduct or which is otherwise inappropriate in the office or work environment; in each foregoing case to be determined in the sole discretion of the Remuneration Committee.

Options Awards, Restricted Stock Awards, Restricted Stock Unit Awards and Performance Unit Awards

The payments and amounts shown in the table above with respect to our Named Executive Officers reflect our obligations under the respective option awards, restricted share awards, restricted stock unit awards and performance unit awards granted to such individuals under the 2006 Long-Term Incentive Plan. The provisions of those awards are the same with respect to the right to receive payments and benefits. Each award provides that all unvested options, restricted shares, restricted stock units and performance unit awards become vested and non forfeitable immediately upon the respective executive officer’s death or “disability” or upon a “change of control” of us. Under those awards, upon vesting we are obligated to either deliver to the applicable executive officer the number of Common Shares underlying the award or make a cash payment of the corresponding value of such Common Shares, in each case within two and one-half months following the date of such vesting.

Under the 2006 Long-Term Incentive Plan, a “change of control” is deemed to have occurred upon any of the following events:

•	any person or entity (including any group of persons or entities acting in concert) becomes the beneficial owner of our securities representing 50% or more of our voting stock then outstanding, except for person(s) or entity(ies) that are (i) us or any of our subsidiaries, (ii) any of our or our subsidiaries’ employee benefit plans, (iii) an affiliate of us, (iv) a company owned, directly or indirectly, by our shareholders in substantially the same proportion as their ownership of us, or (v) an underwriter temporarily holding securities for an offering of securities;
•	the consummation of any merger, reorganization, business combination or consolidation of the company or one of our subsidiaries with or into any other company, other than any of such transactions in which the holders of our voting securities outstanding immediately prior to such transaction represent immediately after such transaction more than 50% of the combined voting power of our voting securities or the surviving company or the parent of such surviving company;
•	the consummation of a sale or disposition of Energy XXI Services, LLC, the subsidiary through which we generally employ our employees, or of all or substantially all of our assets, other than a sale or disposition where the holders of our voting securities outstanding immediately prior to such transaction hold securities immediately after such transaction representing more than 50% of the combined voting power of the voting securities of the acquirer, or parent of the acquirer; or
•	individuals who constituted our Board of Directors as of October 6, 2006 cease to constitute at least a majority of our Board of Directors, except that any individual who becomes a director subsequent to such date whose election to the Board of Directors was approved by a vote of at least a majority of our directors (including those that comprised such initial board and those that are subsequently elected per such exception, but excluding any individual who initially joins our Board of Directors as a result of a contest for the election or removal of any of our directors or otherwise as a result of other solicitation of proxies or consents by or on behalf of a person other than our Board of Directors) shall be considered as if such person(s) were initially members of our Board of Directors as of such October 6, 2006 date.

Notwithstanding the foregoing, the definition of “change of control” under the 2006 Long-Term Incentive Plan is expressly intended to comply with the requirements of Section 409A of the United States Internal Revenue Code and such plan contemplates that the definition will be modified to the extent necessary to ensure compliance with such requirements.

Other Benefits

Each of the Named Executive Officers would also be eligible for other benefits and compensation accrued through the date of their respective termination on the same basis as generally available to the other employees of the Company, including the fact that they would be fully vested in any profit sharing or other nonqualified deferred compensation that would have previously been paid by us. Nevertheless, the occurrence of such Named Executive Officer’s termination or a change of control would not create any additional rights in these respects.

Director Compensation

We believe that it is important to attract and retain outstanding non-employee directors and one way that we believe we can achieve this goal is to offer compensation and incentives for such service. Directors who are not deemed “independent,” or who are employees of the Company or any of its subsidiaries, receive no additional compensation for their services as directors. A description of the compensation of Messrs. Schiller, Weyel and Griffin, each of whom is an employee director of the Company, is separately provided in this Annual Report under “Executive Compensation.”

The following table and narrative disclosure provide information on our compensation for non-employee directors for our fiscal year ended June 30, 2009.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
William Colvin	$95,250	$24,750	$47,625	$174,675
Paul Davison	80,250	24,750	40,125	152,175
David M. Dunwoody	90,250	24,750	45,125	167,175
Hill A. Feinberg	90,250	24,750	45,125	167,175

(1)	The amounts shown reflect the fees earned by each non-executive director for attendance at meetings and for service as chairs of committees. However, each of the non-executive directors elected to forego all cash compensation earned during the fiscal year ended June 30, 2009 and receive Common Shares with a market value equal to 150% of such cash compensation in accordance with the Company’s director compensation plan, except that Mr. Colvin elected cash compensation for the 4th quarter of fiscal year 2009. The amount reflecting the 50% of market value in excess of the cash compensation earned is reflected in the “All Other Compensation” column of the table.
(2)	The amounts shown reflect the compensation cost related to restricted share awards of 15,000 Common Shares earned by each non-employee director during our fiscal year ended June 30, 2009. The grant date fair value of each of the awards, on a per share basis was $1.65, based on the November 11, 2008 date of grant. As of the end of the fiscal year ended June 30, 2009, the rights of each of the non-executive directors in the restricted share awards had not vested.
(3)	Amounts shown reflect the 50% of market value of Common Shares that each of the non-executive directors received by electing to forego their respective cash compensation earned during the fiscal year ended June 30, 2009 and to receive Common Shares with a market value equal to 150% of such cash compensation in lieu thereof. Mr. Colvin did not make such an election for the last quarter of fiscal year 2009. In respect of such election, during fiscal year 2009, the following shares were earned by Messrs. Colvin, Davison, Dunwoody and Feinberg: 27,108, 22,690, 25,635 and 25,635 Common Shares, respectively.

Effective July 2009, our Board of Directors unanimously amended its non-executive director remuneration plan for fiscal year 2010. Compensation of our non-executive directors for fiscal year 2010 is made in accordance with those amendments. The amendments to the non-executive director remuneration plan are:

•	an annual cash retainer of $55,000, payable quarterly, increased from $35,000, payable quarterly; and
•	an annual restricted share award of our Common Shares valued at $75,000, rather than an annual restricted share award of 15,000 Common Shares.

Effective September 1, 2008 the Board of Directors also adopted the Energy XXI Services, LLC Directors’ Deferred Compensation Plan (“Directors’ Deferred Plan”), which, together with the July 2009 amendments to our non-executive director remuneration plan, constitute our remuneration plans for our outside directors. The Directors’ Deferred Plan allows each director to receive Common Shares in lieu of any cash payment for Board or committee services. To the extent any director makes this election, the director is entitled to receive Common Shares with a market value equal to 150% of the equivalent cash compensation foregone. We also provide our directors liability insurance policies.

Remuneration Committee Interlocks and Insider Participation

None of the members of the Remuneration Committee is or has been an officer or employee of the Company. None of the Company’s executive officers currently serves on the Remuneration Committee or any similar committee of another public company.

Mr. Schiller, our Chairman of the Board and Chief Executive Officer, participated in deliberations concerning executive compensation, although he was not responsible for the deliberations or final determination of his compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The following table sets forth as of September 4, 2009 the number and percentage of our outstanding Common Shares that, according to the information available to us, were owned by (1) each of our directors and each person nominated to become one of our directors, (2) each of Messrs. Schiller, Weyel and Griffin and our other executive officers (including Ben Marchive, our Senior Vice President, Operations, and Todd Reid, our Senior Vice President, Marketing and Risk Management, who along with Messrs. Schiller, Weyel and Griffin are our “Named Executive Officers” for whom we provide compensation information in this Annual Report, (3) each person known by us to be the beneficial owner of more than 5% of our outstanding Common Shares and (4) all of our directors and executive officers as a group.

For purposes of the table below, we deem Common Shares subject to options or warrants that are currently exercisable or exercisable within 60 days of September 4, 2009 to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, the persons or entities in this table have sole voting and investing power with respect to all of the Common Shares beneficially owned by them, subject to community property laws, where applicable. Except as expressly stated otherwise, the address for the beneficial owners listed below is: Energy XXI (Bermuda) Limited, Canon’s Court, 22 Victoria Street, PO BOX HM 1179, Hamilton HM EX, Bermuda.

Name and Address of Beneficial Owner	No. of Common Shares	Percent of Class
MSD Capital, L.P. 645 Fifth Avenue, 21st Floor, New York, NY 10022	9,667,223	6.6%
Seneca Capital Investments, LLC 590 Madison Avenue, 28th Floor, New York, NY 10022	7,590,600	5.2%
John D. Schiller, Jr.(1)(3)(4)	7,420,562	5.1%
Steven A. Weyel(3)(4)	2,884,841	2.0%
David West Griffin(3)(4)	1,020,272	*
William Colvin	244,424	*
Paul Davison	149,580	*
David M. Dunwoody	222,428	*
Hill A. Feinberg	418,747	*
Ben Marchive(2)(3)	873,609	*
Todd Reid(3)	114,700	*
Steve Nelson(2)	331,670	*
Hugh Menown	99,979	*
Stewart Lawrence	235,699	*
Rick Fox	41,801	*
All directors and officers as a group (13) persons as of September 4, 2009	14,058,312	9.6%

*	Indicates less than 1%
(1)	Includes 150,000 shares Mr. Schiller has transferred to individual family members and 500,000 shares held in trust for the benefit of his family. Mr. Schiller maintains voting control of the shares so transferred, but otherwise disclaims beneficial ownership.
(2)	As part of commencing employment in April 2006, Mr. Marchive was granted a combination of restricted shares and restricted share units, which vest one-third each year beginning on April 10, 2007. These amounts include 62,500 of the restricted share portion of the grant for Mr. Marchive. The allocation of the total grant between restricted shares and restricted stock units was approved by our Board of Directors in October 2006.
(3)	Includes 60,000, 50,000, 32,500 and 50,000 of restricted shares for Messrs. Schiller, Weyel, Griffin and Marchive, respectively, which were granted effective June 30, 2007 by the Company. Includes 235,294,

144,117, 79,657, 56,250 and 50,000 of restricted shares for Messrs. Schiller, Weyel, Griffin, Marchive and Reid, respectively, which were granted effective July 23, 2008 by the Company.
(4)	Includes Common Shares underlying vested, but unexercised, stock options of 150,000, 100,000 and 50,000 for Messrs. Schiller, Weyel and Griffin, respectively, that vested on September 10, 2009. None of the vested stock option have been exercised. The options were granted under the 2006 Long-Term Incentive Plan, with each option being exercisable for one Common Share. Messrs. Schiller, Weyel and Griffin received grants of 750,000, 500,000 and 250,000 stock options, respectively, priced at $3.50, the closing price on September 10, 2008, vesting over a three-year period with 20% vesting on September 10, 2009, an additional 30% vesting on September 10, 2010 and the remaining 50% vesting on September 10, 2011.

Equity Compensation Plan Information

The table below sets forth the following information about our Common Shares that may be issued under our existing equity compensation plan as of June 30, 2009. Our existing equity compensation plan, the 2006 Long-Term Incentive Plan, was approved by our shareholders at our 2007 Annual General Meeting. However, included as a voting item for the 2009 shareholder meeting is an increase in the number of Common Shares available under the 2006 Long-Term Incentive Plan to 19,000,000.

	(a)	(b)	(c)
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation plans approved by shareholders(1)	1,500,000	$3.50	1,386,147	(2)
Equity compensation plans not approved by shareholders(3)	—	N/A	—
Total	1,500,000	$5,250,000	1,386,147	(2)

(1)	Consists of the 2006 Long-Term Incentive Plan.
(2)	Assumes that no restricted stock units will be settled in Common Shares.
(3)	Consists of our 2008 Purchase Plan adopted by our Board of Directors effective July 1, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Board Independence

The Nomination Committee conducts a review at least annually of our corporate governance principles and periodically of our director qualification standards, and such reviews include consideration of the independence of the members of our Board of Directors and its committees. Four of our seven directors are non-employee directors (all except Messrs. Schiller, Weyel and Griffin). However, because Mr. Griffin has chosen not to stand for re-election, following the 2009 Annual General Meeting four of our six directors (67%) will be non-employee directors (all except Messrs. Schiller and Weyel). Although we did not become listed on the The NASDAQ® Capital Market until after the conclusion of our fiscal year ended June 30, 2007, we were proceeding with the application for such listing much sooner and, thus, our Board of Directors had previously adopted the NASDAQ standards for “independence” to assist in making determinations of director independence. For committee memberships, we have also generally adopted requirements that each member also be a “non-employee director” as defined in Rule 16b-3 under the Exchange Act and “outside directors” as defined by Section 162(m) of the United States Internal Revenue Code. Based upon such standards, the Nomination Committee has affirmatively determined that each of our non-employee directors, William Colvin, Paul Davison, David M. Dunwoody and Hill Feinberg, meets these standards and is independent for purposes of their respective service on our Board of Directors and on the respective committees of our Board of Directors on which such directors serve. Other than the employment relationships of Messrs. Schiller, Weyel and

Griffin and the director compensation arrangements described in this Annual Report, the Nomination Committee was not aware of any other transactions, relationships or arrangements that would properly be subject to consideration in determining the independence of our directors.

Policies and Procedures Dealing with the Review, Approval and Ratification of Related Party Transactions

As part of the Code of Business Conduct and Ethics, the Company has adopted procedures related to the identification of conflicts of interest including related party transactions. Any potential conflicts of interest including related party transactions are to be brought to the attention of the appropriate personnel. Senior management evaluates instances of potential conflicts, including related party transactions and in cases where the matter is deemed significant, consults with the Board of Directors.

Related Party Transactions

There have been no transactions or business relationships between any director, executive officer, 5% holder or family member and us during the past fiscal year nor is there any indebtedness owed to us by any of these individuals.

Item 14. Principal Accounting Fees and Services

Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered by UHY LLP for the years ended June 30, 2009 and June 30, 2008 on behalf of the Company and its subsidiaries:

	Year Ended June 30, 2009	Year Ended June 30, 2008
Audit Fees(1)	$559,000	$690,000
Audit Related Fees(2)	—	—
Tax Fees(3)	17,500	—
All Other Fees(4)	—	—
Total Fees	$576,500	$690,000

(1)	Consists of fees for the audit of our annual financial statements and internal control over financial reporting review of our quarterly financial statements, and fees for the review and issuance of consents related to our registration statements and other SEC filings.
(2)	Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include, but are not limited to, special audits of acquired properties.
(3)	Consists of fees for various tax consulting matters.
(4)	No other fees were paid to UHY LLP.

Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee pre-approves all audit and permissible non-audit services provided by UHY LLP. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may also pre-approve particular services on a case-by-case basis and may delegate pre-approval authority to one or more Audit Committee members. If so delegated, the Audit Committee member must report any pre-approval decision by him to the Audit Committee at its first meeting after the pre-approval was obtained.

The Company became subject to the rules of the SEC regarding qualifications of accountants, including the pre-approval provisions, on December 29, 2006, which is the date our registration statement on Form 10 became effective. Our indirect, wholly-owned subsidiary, Energy XXI Gulf Coast, Inc., became subject to the rules of the SEC regarding qualifications of accountants, including the pre-approval provisions on September 10, 2007, the date that its registration statements relating to the exchange offer to exchange outstanding unregistered notes for freely tradable exchange notes registered under the Securities Act became effective. Subsequent to Energy XXI Gulf Coast, Inc. becoming subject to the pre-approval provisions, all of the fees paid in the fiscal years ended June 30, 2009 and June 30, 2008 in the above table were approved by the Audit Committee in conformity with the pre-approval process or pursuant to the SEC’s waiver of pre-approval provisions.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report or incorporated by reference:
(1)	Financial Statements
(2)	Financial Statement Schedules
(3)	Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (b) below.

(b)	Exhibits
(1)	The exhibits marked with the asterisk symbol (*) are filed (or furnished in the case of Exhibits 32.1 and 32.2) with this Form 10-K. The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Description	Originally Filed as Exhibit	File Number
3.1	Certificate of Incorporation of Energy XXI (Bermuda) Limited	3.1 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
3.2	Certificate of Incorporation on Change of Name of Energy XXI (Bermuda) Limited	3.2 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
3.3	Certificate of Deposit of Memorandum of Increase of Share Capital of Energy XXI (Bermuda) Limited	3.3 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
3.4	Altered Memorandum of Association of Energy XXI (Bermuda) Limited	3.4 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
3.5	Bye-Laws of Energy XXI (Bermuda) Limited	3.5 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
3.6	Amended Bye-Laws of Energy XXI (Bermuda) Limited	3.1 to Form 8-K filed November 15, 2007	001-33628
4.1	Investor Rights Agreement dated October 13, 2005 among Energy XXI Acquisition Corporation (Bermuda) Limited, Sunrise Securities Corp. and Collins Steward Limited	4.1 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
4.2	Registration Rights Agreement dated October 13, 2005 among Energy XXI Acquisition Corporation (Bermuda) and the investors named therein	4.2 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
4.3	Indenture, by and among, among Energy XXI Gulf Coast, Inc., Energy XXI (Bermuda) Limited, the Guarantors and Wells Fargo Bank, a national banking association, as trustee, dated as of June 8, 2007	4.3 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.1	Amended and Restated First Lien Credit Agreement, dated June 8, 2007, among the Issuer, the guarantors named therein, the various financial institutions, as lenders, The Royal Bank of Scotland plc, as Administrative Agent, RBS Securities Corporation and BNP Paribas, as Syndication Agent, and Guaranty Bank, FSB and BMO Capital Markets Financing, Inc., as Co-Documentation Agents	10.1 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.2†	Employment Agreement dated April 4, 2006 between Energy XXI (Bermuda) Limited and John D. Schiller, Jr.	10.2 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639

Exhibit Number	Description	Originally Filed as Exhibit	File Number
10.3†	Employment Agreement dated April 4, 2006 between Energy XXI (Bermuda) Limited and Steve Weyel	10.3 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.4†	Employment Agreement dated April 4, 2006 between Energy XXI (Bermuda) Limited and David West Griffin	10.4 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.5†	2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.5 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.6†	Form of Restricted Stock Grant Agreement under 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.6 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.7†	Form of Restricted Stock Unit Agreement under 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.7 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.8†	Appointment letter dated August 31, 2005 for William Colvin	10.8 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.9†	Appointment letter dated August 31, 2005 for David Dunwoody	10.9 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.10†	Appointment letter dated April 16, 2007 for Hill Feinberg	10.10 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.11†	Appointment letter dated April 24, 2007 for Paul Davison	10.11 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.12	Letter Agreement dated September 2005 between Energy XXI Acquisition Corporation (Bermuda) Limited and The Exploitation Company, L.L.P.	10.12 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.13	Assumption and Indemnity Agreement dated September 15, 2005 between Energy XXI Acquisition Corporation (Bermuda) Limited and The Exploitation Company, L.L.P.	10.13 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.14	Purchase and Sale Agreement dated as of June 6, 2006 by and between Castex Energy, Inc., Castex Energy 1995, L.P., Browning Oil Company, Inc., Flare Resources Inc., J&S Oil and Gas, LLC, Kitty Hawk Energy, L.L.C. and Rabbit Island, L.P., as the Sellers, and Energy XXI Gulf Coast, Inc. as the Buyer	10.14 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639

Exhibit Number	Description	Originally Filed as Exhibit	File Number
10.15	First Amendment to Purchase and Sale Agreement dated as of July 5, 2006 by and between Castex Energy, Inc., Castex Energy 1995, L.P., Browning Oil Company, Inc., Flare Resources Inc., J&S Oil and Gas, LLC, Kitty Hawk Energy, L.L.C. and Rabbit Island, L.P., as the Sellers, and Energy XXI Gulf Coast, Inc. as the Buyer	10.15 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.16	Second Amendment to Purchase and Sale Agreement dated as of July 10, 2006 by and between Castex Energy, Inc., Castex Energy 1995, L.P., Browning Oil Company, Inc., Flare Resources Inc., J&S Oil and Gas, LLC, Kitty Hawk Energy, L.L.C. and Rabbit Island, L.P., as the Sellers, and Energy XXI Gulf Coast, Inc. as the Buyer	10.16 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.17	Third Amendment to Purchase and Sale Agreement dated as of July 27, 2006 by and between Castex Energy, Inc., Castex Energy 1995, L.P., Browning Oil Company, Inc., Flare Resources Inc., J&S Oil and Gas, LLC, Kitty Hawk Energy, L.L.C. and Rabbit Island, L.P., as the Sellers, and Energy XXI Gulf Coast, Inc. as the Buyer.	10.17 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.18	Purchase and Sale Agreement dated as of February 21, 2006 by and between Marlin Energy, L.L.C., as Seller, and Energy XXI Gulf Coast, Inc., as Buyer	10.18 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.19	Joinder and Amendment to Purchase and Sale Agreement dated as of March 2, 2006 by and among Marlin Energy, L.L.C., Energy XXI Gulf Coast, Inc. and Energy XXI (US Holdings) Limited	10.19 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.20	Second Amendment to Purchase and Sale Agreement dated as of March 12, 2006 by and among Marlin Energy, L.L.C., Energy XXI Gulf Coast, Inc. and Energy XXI (US Holdings) Limited	10.20 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.21	Participation Agreement dated as January 26, 2007 by and between Centurion Exploration Company and Energy XXI Gulf Coast, Inc.	10.21 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639

Exhibit Number	Description	Originally Filed as Exhibit	File Number
10.22	Purchase and Sale Agreement, dated as of April 24, 2007, by and between Pogo Producing Company and Energy XXI GOM, LLC	10.22 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.23	Registration Rights Agreement dated as of June 8, 2007 among Energy XXI Gulf Coast, Inc., the Guarantors named therein, the Initial Purchasers named therein, and the Purchasers named therein	10.23 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.24†	2006 Long-Term Incentive Plan of Energy XXI Services, LLC (as amended for fiscal year 2008)	10.1 to Form S-8 filed on November 30, 2007	333-147731
10.25	First Amendment to the June 8, 2007 Amended and Restated First Lien Credit Agreement, dated November 19, 2007	10.1 to Form 8-K filed on November 26, 2007	001-33628
10.26	Second Amendment to the June 8, 2007 Amended and Restated First Lien Credit Agreement, dated December 1, 2008	10.1 to Form 8-K filed on December 15, 2008	001-33628
10.27	Third Amendment to the June 8, 2007 Amended and Restated First Lien Credit Agreement, dated April 6, 2009	10.1 to Form 8-K filed on March 31, 2009	001-33628
10.28†	Form of Notice of Grant of Stock Option together with Form of Stock Option Agreement under 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.25 to Form 10-K filed on September 11, 2008	001-33628
10.29†	Energy XXI Services, LLC Directors’ Deferred Compensation Plan	10.1 to Form 8-K filed on September 10, 2008	001-33628
10.30†	Employment Agreement of John D. Schiller, Jr., effective September 10, 2008	10.1 to Form 8-K filed on September 11, 2008	001-33628
10.31†	Employment Agreement of Steve Weyel, effective September 10, 2008	10.2 to Form 8-K filed on September 11, 2008	001-33628
10.32†	Employment Agreement of David West Griffin, effective September 10, 2008	10.3 to Form 8-K filed on September 11, 2008	001-33628
10.33†	Form of Indemnification Agreement between Energy XXI (Bermuda) Limited and Indemnitees	10.1 to Form 8-K filed on November 5, 2008	001-33628
10.34†	Form of Indemnification Agreement Between Company Subsidiaries and Indemnitees	10.2 to Form 8-K filed on November 5, 2008	001-33628
10.35†	Energy XXI Services, LLC Employee Stock Purchase Plan	10.1 to Form 8-K filed on November 5, 2008	001-33628

Exhibit Number	Description	Originally Filed as Exhibit	File Number
10.36†	Energy XXI Services, LLC 2008 Fair Market Value Stock Purchase Plan	4.2 to Form S-8 filed on June 10, 2009	333-159868
12.1	Ratio of Earnings to Fixed Charges — Energy XXI Gulf Coast, Inc.	12.1 to Form 10-K filed September 11, 2009	001-33628
14.1	Code of Business Conduct and Ethics	14.1 to Form 10-K filed September 11, 2008	001-33628
21.1	Subsidiary List	21.1 to Form 10-K filed September 4, 2009	001-33628
23.1	Consent of UHY LLP	23.1 to Form 10-K filed September 4, 2009	001-33628
23.2	Consent of Netherland, Sewell & Associates, Inc.	23.2 to Form 10-K filed September 4, 2009	001-33628
23.3	Consent of Miller and Lents, Ltd.	23.3 to Form 10-K filed September 4, 2009	001-33628
23.4	Consent of Ryder Scott Company, L.P.	23.4 to Form 10-K filed September 4, 2009	001-33628
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chairman and Chief Executive Officer of Energy XXI (Bermuda) Limited
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Energy XXI (Bermuda) Limited
32.1*	Certification of the Chief Executive Officer under 18 U.S.C. § 1350
32.2*	Certification of the Chief Financial Officer under 18 U.S.C. § 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Company’s Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY XXI (BERMUDA) LIMITED
By /s/ John D. Schiller, Jr. John D. Schiller, Jr. Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Company’s Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ John D. Schiller, Jr. John D. Schiller, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	October 28, 2009
/s/ Steven A. Weyel Steven A. Weyel	President, Chief Operating Officer and Director	October 28, 2009
/s/ David West Griffin David West Griffin	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	October 28, 2009
/s/ William Colvin William Colvin	Director	October 28, 2009
/s/ Paul Davison Paul Davison	Director	October 28, 2009
/s/ David M. Dunwoody David M. Dunwoody	Director	October 28, 2009
/s/ Hill A. Feinberg Hill A. Feinberg	Director	October 28, 2009