Form 10-Q
period 2009-09-30
ENERGY XXI (BERMUDA) LTD
filed 2009-11-03
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes  ☒    No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer        Accelerated filer ☒       Non-accelerated filer        Smaller Reporting Company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    No  ☒

As of October 30, 2009, there were 146,068,497 shares outstanding of the registrant’s common stock, par value $0.001 per share.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)
	September 30,	June 30,
	2009	2009
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$107,301	$88,925
Restricted cash	526	—
Accounts receivable
Oil and natural gas sales	29,964	40,087
Joint interest billings	16,642	17,624
Insurance and other	47,004	2,562
Prepaid expenses and other current assets	36,059	16,318
Royalty deposit	1,746	1,746
Derivative financial instruments	20,629	31,404
Total Current Assets	259,871	198,666
Property and equipment, net of accumulated depreciation, depletion, amortization and impairment
Oil and natural gas properties - full cost method of accounting	1,040,188	1,102,596
Other property and equipment	8,742	9,149
Total Property and Equipment – net	1,048,930	1,111,745
Other Assets
Derivative financial instruments	1,529	3,838
Debt issuance costs, net of accumulated amortization	13,427	14,413
Total Other Assets	14,956	18,251
Total Assets	$1,323,757	$1,328,662
LIABILITIES
Current Liabilities
Accounts payable	$92,627	$81,025
Note payable	13,045	—
Accrued liabilities	50,905	36,180
Asset retirement obligations	66,700	66,244
Derivative financial instruments	13,917	15,732
Current maturities of long-term debt	2,202	4,107
Total Current Liabilities	239,396	203,288
Long-term debt, less current maturities	856,100	858,720
Deferred income taxes	29,580	26,889
Asset retirement obligations	66,803	77,955
Derivative financial instruments	1,788	4,818
Other	27,649	29,492
Total Liabilities	1,221,316	1,201,162
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized and no shares issued at September 30, 2009 and June 30, 2009	—	—
Common stock, $0.001 par value, 400,000,000 shares authorized and 146,605,377 and 146,415,258 shares issued and 146,068,497 and 145,750,584 shares outstanding at September 30, 2009 and June 30, 2009, respectively	146	146
Additional paid-in capital	604,141	604,724
Accumulated deficit	(528,167)	(515,867)
Accumulated other comprehensive income, net of income taxes	26,321	38,497
Total Stockholders’ Equity	102,441	127,500
Total Liabilities and Stockholders’ Equity	$1,323,757	$1,328,662

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,
	2009	2008

Revenues
Oil sales	$66,293	$82,062
Natural gas sales	18,614	37,682
Total Revenues	84,907	119,744

Costs and Expenses
Lease operating expense	25,425	34,998
Production taxes	1,275	2,036
Depreciation, depletion and amortization	35,351	62,409
Accretion of asset retirement obligations	5,146	2,461
General and administrative expense	8,066	6,235
Gain on derivative financial instruments	(6,279)	(1,864)
Total Costs and Expenses	68,984	106,275

Operating Income	15,923	13,469

Other Income (Expense)
Interest income	1,986	1,334
Interest expense	(20,962)	(22,305)
Total Other Income (Expense)	(18,976)	(20,971)

Loss Before Income Taxes	(3,053)	(7,502)

Income Tax Expense (Benefit)	9,247	(2,851)

Net Loss	$(12,300)	$(4,651)

Loss Per Share
Basic	$(0.08)	$(0.03)
Diluted	$(0.08)	$(0.03)

Weighted Average Number of Common Shares Outstanding
Basic	145,755	144,783
Diluted	145,755	144,783

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended September 30,
	2009	2008

Cash Flows From Operating Activities
Net loss	$(12,300)	$(4,651)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Deferred income tax expense (benefit)	9,247	(2,851)
Change in derivative financial instruments	(12,356)	(1,342)
Accretion of asset retirement obligations	5,146	2,461
Depreciation, depletion, and amortization	35,351	62,409
Amortization of deferred gain on debt	(1,843)	(318)
Amortization and write-off of debt issuance costs	1,118	1,012
Common stock issued to Directors for services and common stock option expense	903	263
Changes in operating assets and liabilities
Accounts receivable	15,276	54,068
Prepaid expenses and other current assets	(6,696)	(14,168)
Asset retirement obligations	(9,834)	(6,480)
Accounts payable and other liabilities	3,240	(19,348)
Net Cash Provided by Operating Activities	27,252	71,055

Cash Flows from Investing Activities
Capital expenditures	(10,141)	(86,123)
Insurance payments received	7,979	—
Transfer to restricted cash	(526)	—
Other	88	—
Net Cash Used in Investing Activities	(2,600)	(86,123)

Cash Flows from Financing Activities
Proceeds from long-term debt	—	144,751
Payments on long-term debt	(4,661)	(150,083)
Purchase of bonds	—	(58,792)
Other	(1,615)	(467)
Net Cash Used in Financing Activities	(6,276)	(64,591)

Net Increase (Decrease) in Cash and Cash Equivalents	18,376	(79,659)

Cash and Cash Equivalents, beginning of period	88,925	168,962

Cash and Cash Equivalents, end of period	$107,301	$89,303

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

Interim Financial Statements. The consolidated financial statements for the periods presented herein are unaudited and do not contain all information required by generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements.  In the opinion of management, all material adjustments necessary to present fairly the results of operations have been included.  All such adjustments are of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.  These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2009.

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

Restricted Cash.  At September 30, 2009, we had $526,000 in restricted cash in connection with supplemental bonding requirements of the U.S. Minerals Management Services.

Note 2 – Recent Accounting Pronouncements

We disclose the existence and effect of accounting standards issued but not yet adopted by us with respect to accounting standards that may have an impact on us when adopted in the future.

Fair Value Measurements.  In October 2008, the FASB issued a staff position that clarified the application of the fair value guidance in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. The staff position was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued a staff position providing additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. The guidance was effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

 In September 2009, the FASB issued additional guidance on measuring the fair value of liabilities effective for the first reporting period (including interim periods) beginning after issuance. Implementation will not have a material impact on our consolidated financial position and results of operations.

In September 2009, the FASB issued additional guidance on measuring fair value of certain alternative investments effective for the first reporting period (including interim periods) ending after December 15, 2009. Implementation will not have a material impact on our consolidated financial position and results of operations.

Business Combinations.  In December 2007, the FASB issued new guidance on business combinations. The new standard provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. The new standard also expands required disclosures surrounding the nature and financial effects of business combinations. The standard is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. Upon adoption, this standard did not have a material impact on our consolidated financial position and results of operations. However, if the Company enters into any business combinations after the adoption of the new guidance on business combinations, a transaction may significantly impact the Company’s consolidated financial position and results of operations as compared to the Company’s recent acquisitions, accounted for under prior GAAP requirements, due to the changes described above.

In April 2009, the FASB issued a staff position amending and clarifying the new business combination standard to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The staff position is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

Derivative Instruments and Hedging Activities.  In March 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities. The new guidance expands existing quarterly disclosure requirements about an entity’s derivative instruments and hedging activities. The new guidance is effective for fiscal years beginning after November 15, 2008. All derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in Accumulated Other Comprehensive Income (Loss) and subsequently recognized in earnings when the hedged items impact earnings. Cash flows of such derivative financial instruments are classified consistent with the underlying hedged item. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations. See Note 9 for additional derivative and hedging information and disclosures.

Determining Whether an Other-Than-Temporary Impairment Exists for Debt Securities.   In April 2009, the FASB issued a staff position which changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. The guidance is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

Fair Value Disclosures in Both Interim and Annual Financial Statements.   In April 2009, the FASB issued a staff position requiring fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The guidance is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

Subsequent Events.  In May 2009, the FASB issued new guidance on subsequent events. The standard provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. The standard is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations. The Company has evaluated subsequent events through November 3, 2009, the date of issuance of our consolidated financial position and results of operations.

Variable Interest Entities.  In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. The guidance is effective for fiscal years beginning after November 15, 2009.  The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

            Accounting Standards Codification.  In June 2009, the FASB Accounting Standards Codification (“Codification”) was issued. The Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification is effective for financials statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

    Proposed Updates to Oil and Gas Accounting Rules.  In September 2009, the FASB issued its proposed updates to oil and gas accounting rules to align the oil and gas reserve estimation and disclosure requirements of Extractive Industries—Oil and Gas (Topic 932) with the requirements in the Securities and Exchange Commission’s final rule, Modernization of the Oil and Gas Reporting Requirements, which was issued on December 31, 2008 and is effective for the year ended December 31, 2009. The public comment period for the FASB’s proposed updates ended October 15, 2009; however, no final guidance has been issued by the FASB.  We are evaluating the potential impact of any updates to the oil and gas accounting rules and will comply with any new accounting and disclosure requirements once they become effective.

Unvested Share-based Payment Awards.  On July 1, 2009, we adopted an update to accounting standards related to accounting for instruments granted in share-based payment transactions as participating securities.  This update provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share.  The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.  All earnings per share amounts presented were not materially impacted.

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

  Ceiling Test. Under the full cost method of accounting, we are required to perform each quarter, a “ceiling test” that determines a limit on the book value of our oil and gas properties.  If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related tax effects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A.  Future net cash flows are based on period-end commodity prices and exclude future cash outflows related to estimated abandonment costs.  As of the reported balance sheet date, capitalized costs of an oil and gas producing company may not exceed the full cost limitation calculated under the above described rule based on current spot market prices for oil and natural gas. However, if prior to the balance sheet date, the company enters into certain hedging arrangements for a portion of its future natural gas and oil production, thereby enabling the company to receive future cash flows that are higher than the estimated future cash flows indicated by use of the spot market price as of the reported balance sheet date, these higher hedged prices are used if they qualify as cash flow hedges under the authoritative guidance that applies to derivative instruments and hedging activities.

Because of the significant decline in crude oil and natural gas prices, coupled with the impact of Hurricanes Gustav and Ike, we recognized a non-cash write-down of the net book value of our oil and gas properties of $117.9 million and $459.1 million in the third and second quarters of fiscal 2009, respectively.   The write-downs were reduced by $179.9 million and $203.0 million pre-tax as a result of our hedging program in the third and second quarters of fiscal 2009, respectively.  No write-down was required for the first quarter of fiscal 2010.

Note 4 – Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2009	June 30, 2009
Oil and gas properties
Proved properties	$2,282,027	$2,227,462
Less: Accumulated depreciation, depletion, amortization and impairment	1,297,053	1,262,355
Proved properties—net	984,974	965,107
Unproved properties	55,214	137,489
Oil and gas properties—net	1,040,188	1,102,596

Other property and equipment	14,644	14,508
Less: Accumulated depreciation	5,902	5,359
Other property and equipment—net	8,742	9,149
Total property and equipment	$1,048,930	$1,111,745

Property acquisition costs incurred for the three months ended September 30, 2009 consist of the following (in thousands):

Oil and Gas Activities
Development	$30,585
Exploration	6,219
Administrative and Other	135
Capital Expenditures	36,939
Asset retirement obligations	(9,835)
Total costs incurred	27,104
Less non-cash additions to property and equipment
Accrued payables	16,704
Other	259
Cash costs incurred	$10,141

Note 5 – Long-term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2009	June 30, 2009

First lien revolver	$231,780	$234,531
High yield facility	624,000	624,000
Put premium financing	1,940	3,851
Capital lease obligation	582	445
Total debt	858,302	862,827
Less current maturities	2,202	4,107
Total long-term debt	$856,100	$858,720

Maturities of long-term debt as of September 30, 2009 are as follows (in thousands):

Twelve Months Ending September 30,

2010	$2,202
2011	231,909
2012	191
2013	624,000
Total	$858,302

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

The first lien revolving credit facility also contains customary events of default, including, but not limited to non-payment of principal when due, non-payment of interest or fees and other amounts after a grace period, failure of any representation or warranty to be true in all material respects when made or deemed made, defaults under other debt instruments (including the indenture governing the notes), commencement of a bankruptcy or similar proceeding by or on behalf of us or a guarantor, judgments against us or a guarantor, the institution by us to terminate a pension plan or other ERISA events, any change in control, loss of liens, failure to meet financial ratios, and violations of other covenants subject, in certain cases, to a grace period.  As of September 30, 2009, we are in compliance with all covenants.

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

As of September 30, 2009, we have purchased a total of $126.0 million total face amount of the New Notes at an average cost of 72.13, or $90.9 million, plus accrued interest of an incremental $3.3 million for a total cost of $94.2 million.  The New Notes were paid from utilizing a portion of the total warrant proceeds from the warrant tender offer.  The purchased New Notes remain outstanding and accrue interest at 10 percent.  When reflected in the consolidated financials, the face amount of New Notes repurchased reduce the total amount of New Notes outstanding from $750 million to $624 million, and the interest expense is eliminated against the interest income at the consolidated level.  The $35.1 million pre-tax gain on the New Notes repurchased is deferred and is amortized over the remaining life of the New Notes as the New Notes have not been retired.

We believe that the fair value of our high yield facility as of September 30, 2009 was $502 million.

On September 4, 2009, we announced a tender offer to exchange our 10 percent Senior Notes due 2013 for Secured 16 percent Notes due June 2014 at an exchange price of .80 for those tendering in the first 10 days and .75 for those tendering subsequent to that date.  Concurrent with the tender, we announced that we would complete a private placement of Secured 16 percent Notes due June 2014 and including the issuance of 220,412 shares of restricted common stock for each $1 million of the $60 million in private placement secured 16 percent Notes purchased.  We have signed agreements for the private placement that are based upon the bond exchange closing.  Should the transaction close under the terms outlined, we will issue $278 million of Secured 16 percent Notes due June 2014 in exchange for $347.5 million of Senior 10  percent Notes due June 2013, thereby reducing the principal amount of debt by $69.5 million prior to expenses and extending the maturity an additional year.  In addition, we would raise $60 million from the private placement and issue an additional $60 million of Secured 16 percent Notes due June 2014 and issue a total of 13.2 million additional shares of restricted common stock.

In lieu of completion of the transaction as a public exchange of securities, we elected to structure the transaction as a private exchange of securities with registration rights.  The transaction is currently expected to close in November 2009.

Put Premium Financing

We finance puts that we purchase with our hedge providers. Substantially all of our hedges are done with members of our bank groups. Put financing is accounted for as debt and this indebtedness is pari pasu with borrowings under the first lien revolving credit facility. The hedge financing is structured to mature when the put settles so that we realize the value net of hedge financing. As of September 30, 2009 and June 30, 2009, our outstanding hedge financing totaled $1.9 million and $3.9 million, respectively.

Interest Expense

Interest expense for the three months ended September 30, 2009 was $21.0 million, which includes $1.1 million of amortization of debt issuance costs, interest expense of $19.1 million associated with the high yield facility and the first lien revolver and $0.8 million associated with the put premium financing and other.  Interest expense for the three months ended September 30, 2008 was $22.3 million, which includes $1.0 million of amortization of debt issuance costs, interest expense of $20.9 million associated with the high yield facility and the first lien revolver and $0.4 million associated with the put premium financing and other.

Note 6 – Note Payable

On July 22, 2009, we entered into a note to finance a portion of our insurance premiums.  The note is for a total face amount of $19.5 million and bears interest at an annual rate of 3.2 percent.  The note amortizes over nine months.

Note 7 – Asset Retirement Obligations

The following table describes the changes to our asset retirement obligations (in thousands):

Balance at June 30, 2009	$144,199
Liabilities incurred	372
Liabilities settled	(16,214)
Accretion expense	5,146
Total balance at September 30, 2009	133,503
Less current portion	66,700
Long-term balance at September 30, 2009	$66,803

Note 8 – Derivative Financial Instruments

We enter into hedging transactions with members of our bank groups to reduce exposure to fluctuations in the price of crude oil and natural gas.  We use financially settled crude oil and natural gas puts, swaps, zero-cost collars and three-way collars. Any gains or losses resulting from the change in fair value from hedging transactions that are determined to be ineffective are recorded as a component of operating income, whereas gains and losses from the settlement of hedging contracts are recorded in crude oil and natural gas revenue.

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

Cash settlements, net of the amortization of purchased put premiums on effective cash flow hedges for the three months ended September 30, 2009 resulted in an increase in crude oil and natural gas sales in the amount of $17.0 million. For the three months ended September 30, 2009, we recognized a loss of approximately $0.2 million related to the net price ineffectiveness of our hedged crude oil and natural gas contracts and a realized gain of approximately $6.1 million and an unrealized gain of approximately $0.3 million, respectively, on derivative financial transactions that did not qualify for hedge accounting.

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

As of September 30, 2009, we had the following contracts outstanding (Asset and Fair Value Gain (Loss) in thousands):

	Crude Oil				Natural Gas
	Volume (MBbls)	Contract Price (1)	Total		Volume (MMMBtus)	Contract Price (1)	Total		Total
Period			Asset (Liability)	Fair Value Gain (Loss)			Asset (Liability)	Fair Value Gain (Loss)	Asset (Liability)	Fair Value Gain (Loss) (2)

Put Spreads
10/09 – 09/10	308	$81.70/105.61	$6,363	$3,359	2,460	$6.31/8.47	$5,139	$2,230	$11,502	$5,589

Swaps
10/09 – 09/10	1,378	62.79	(13,020)	(8,907)	4,850	6.24	(1.848)	198	(14,868)	(8,709)
10/10 – 9/11	498	68.44	(2,727)	(1,908)	3,736	6.80	(1,340)	(590)	(4,067)	(2,498)
10/11 – 9/12	64	72.22	(252)	(152)	1,104	7.05	(197)	(128)	(449)	(280)
			(15,999)	(10,967)			(3,385)	(520)	(19,384)	(11,487)

Collars
10/09 – 09/10	381	77.61/106.70	3,943	1,847					3,943	1,847
10/10 – 9/11	95	77.30/106.15	820	364					820	364
			4,763	2,211					4,763	2,211

Three-Way Collars
10/09 – 09/10	235	52.19/67.17/82.00	(319)	(250)	7,170	6.00/8.21/10.18	11,124	7,005	10,805	6,755
10/10 – 9/11	44	50.95/65.95/82.02	(240)	(156)	4,810	5.72/7.81/10.38	3,432	2,229	3,192	2,073
10/11 – 9/12					920	5.50/7.50/10.55	323	210	323	210
			(559)	(406)			14,879	9,444	14,320	9,038

Total Gain (Loss) on Derivatives			$(5,432)	$(5,803)			$16,633	$11,154	$11,201	$5,351

(1) The contract price is weighted-averaged by contract volume.
(2) The gain (loss) on derivative contracts is net of applicable income taxes.

The following table quantifies the fair values, on a gross basis, of all our derivative contracts and identifies its balance sheet location as of September 30, 2009 (In thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133

Commodity Contracts	Derivative financial instruments		Derivative financial instruments
	Current	$26,895	Current	$19,924
	Non-current	5,348	Non-current	4,509
		32,243		24,433
Interest Rate Contracts			Derivative financial instruments
			Current	2,859
Total derivatives designated as hedging instruments under Statement 133
		32,243		27,292
Derivatives not designated as hedging instruments under Statement 133

Commodity Contracts	Derivative financial instruments		Derivative financial instruments
	Current	6,098	Current	3,582
	Non-current	549	Non-current	1,563
		6,647		5,145
Total derivatives		$38,890		$32,437

The following table quantifies the fair values, on a gross basis, the effect of derivatives on our financial performance and cash flows for the quarter ended September 30, 2009 (in thousands):

		Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from OCI into Income (Effective Portion)	Location of (Gain) Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of (Gain) Loss Reclassified from OCI into Income (Effective Portion)
Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of (Gain) Loss Recognized in Income on Derivative (Effective Portion)

Commodity Contracts	$12,575	Revenue	$(17,023)	Gain / (Loss) on derivative financial instruments	$174

Interest Rate Contracts	(400)	Interest expense	(937)	Gain / (Loss) on derivative financial instruments	-

Total	$12,175		$(17,960)		$174

Derivatives Not Designated as Hedging Instruments under Statement 133		Amount of (Gain) Loss Recognized in Income on Derivate
	Location of (Gain) Loss Recognized in Income on Derivative

		Qtr

Commodity Contracts	(Gain) loss on derivative financial instruments	$(6,453)

We have reviewed the financial strength of our hedge counterparties and believe the credit risk to be minimal.  At September 30, 2009, we had no deposits for collateral with our counterparties.

On June 26, 2006, we entered into an interest rate costless collar to mitigate the risk of loss due to changes in interest rates.  The dollar amount hedged was $75 million with the interest rate collar being 5.45 percent to 5.75 percent.  At September 30, 2009, we had deferred $2.9 million, net of tax benefit, in losses in OCI related to this instrument.

The following table reconciles the changes in accumulated other comprehensive income (loss) (in thousands):

Accumulated other comprehensive income – June 30, 2009	$38,497
Hedging activities:
Commodity
Change in fair value (loss)	(38,797)
Reclassified to income	26,222
Interest rate
Change in fair value (loss)	(1,459)
Reclassified to income	1,858
Accumulated other comprehensive income – September 30, 2009	$26,321

The amounts expected to be reclassified to income in the next twelve months are $21.2 million income on our commodity hedges and a $2.9 million loss on our interest rate hedge.

Note 9 – Income Taxes

We are a Bermuda company and we are generally not subject to income tax in Bermuda. We operate through our various subsidiaries in the United States (“U.S.”); accordingly, income taxes have been provided based upon U.S. tax laws and rates as they apply to our current ownership structure.

During the year ended June 30, 2009, we incurred a significant impairment loss of our oil and gas properties due to the steep decline in global energy prices over that same time period.  As a result, we are in a position of cumulative reporting losses for the current and preceding reporting periods.  The volatility of energy prices and uncertainty of when energy prices may rebound is problematic and not readily determinable by our management.  At this date, this general fact pattern does not allow us to project sufficient sources of future taxable income to offset our tax loss carryforwards and net deferred tax assets in the U.S. Under these current circumstances, it is management’s opinion that the realization of these tax attributes beyond the reversal of existing taxable temporary differences does not reach the “more likely than not” criteria under authoritative guidance that applies to income taxes.  As a result, we have established a valuation allowance of $175.0 million, at June 30, 2009, against our U.S. net deferred tax assets and the change in the valuation allowance during that year was the same amount.

In establishing the valuation allowance against the U.S. net deferred tax assets at June 30, 2009, the Company relied upon the future reversal of taxable temporary differences associated with deferred income reported in Other Comprehensive Income (“OCI”) as a source of future taxable income as required by GAAP. This had the practical effect of reducing the amount of the valuation allowance needed against the Company’s U.S. net deferred tax assets. For the three months ended September 30, 2009, the Company experienced a decrease in OCI of $18,971,000. This reduction in the deferred income associated with OCI has caused the Company to increase the valuation allowance during the quarter by $6,640,000 due to the realization concerns related to its U.S. deferred tax assets (primarily the federal net operating loss carryforward).

Our Bermuda Companies continue to report a tax provision relating to the accrued U.S. withholding tax required on any interest payments made from the U.S. Companies to the Bermuda Companies. We have accrued a withholding obligation of $2,607,000 for the three months ended September 30, 2009. The cumulative withholding obligation is $29,579,000 through September 30, 2009.

Our effective tax rate for the three months ended September 30, 2009 and 2008 was approximately (302.9)% and 38.0%, respectively. As discussed above, the significant variance is primarily due to the increase in the  valuation allowance against the U.S. net deferred tax assets and the accrual of the U.S. withholding obligation related to the interest income payable to the Bermuda Companies for which no deduction for interest expense is currently allowable to the U.S. group.

 Note 10 — Employee Benefit Plans

The Energy XXI Services, LLC 2006 Long-Term Incentive Plan (“Incentive Plan”). We adopted an incentive and retention program for our employees. Participation shares (or “Phantom Stock units”) are issued from time to time at a value equal to our common share price at the time of issue. The Phantom Stock units generally vest equally over a three-year period. When vesting occurs, we pay the employee an amount equal to the then current common share price times the number of Phantom Stock units that have vested, plus the cumulative value of dividends applicable to the Company’s stock.  For fiscal 2010, we also awarded performance units.  Of the total performance units awarded, 25% are Time-Based Performance Units and 75% are TSR Performance-Based Units.  Both of the time-based and performance-based units vest in equal installments on July 21, 2010, 2011 and 2012.

Time-Based Performance Units. The amount due the employee at the vesting date is equal to the grant date unit value of $5.00 plus the change in stock price over the performance period, multiplied by the number by the number of units that vest. The initial stock price used in determining the change in stock price is $1.48 per share.

TSR Performance-Based Units. For each TSR Performance-Based Unit, the employee will receive a cash payment equal to the grant date unit of $5.00 multiplied by (a) the cumulative percentage change in the price per share of the Company’s common stock from the date on which the TSR Performance-Based Units were granted (the “Total Shareholder Return”) and (b) the TSR Unit Number Modifier, as set forth below.

1)	If the Total Shareholder Return is less than 5%, then the TSR Unit Number Modifier is set at 0%.

2)	If the Total Shareholder Return is above 5% but less than 15%, then the TSR Unit Modifier is calculated by multiplying the TSR percentage by five and adding 25%.

3)	If the Total Shareholder Return is above 15% but less than or equal to 30%, then the TSR Unit Number Modifier is calculated by multiplying the TSR as a percentage by six and two-thirds.

4)	If the Total Shareholder Return is greater than or equal to 30%, then the TSR Unit Number Modifier is set at 200%.

In addition, the employee may have the opportunity to earn additional compensation based on the Company’s Total Shareholder Return at the end of the third Performance Period.

At our discretion, at the time the Phantom Stock units and Performance Units vest, we have the ability to offer the employee an option to either accept common shares in lieu of cash or to accept cash. Upon a change in control of the Company, all outstanding Phantom Stock units and Performance Units become immediately vested and payable.

As of September 30, 2009, we have 7,140,431 unvested Phantom Stock units and 1,588,875 unvested Performance Units.  For the three months ended September 30, 2009, we recognized compensation expense of $1.3 million and $0.8 million related to our Phantom Stock units and Performance Units, respectively.  A liability has been recognized as of September 30, 2009 in the amount of $2.1 million, in accrued liabilities in the accompanying consolidated balance sheet.  The amount of the liability will be remeasured at fair value as of each reporting date.

Restricted Shares activity is as follows:

		Grant-date
	Number	Fair value
	Of Shares	Per Share
Non-vested at June 30, 2009	709,819	$5.18
Vested during the three months ended September 30, 2009	204,106
Non-vested at September 30, 2009	505,713	$5.28

We determine the fair value of the Restricted Shares based on the market price of our Common Stock on the date of grant.  Compensation cost for the Restricted Shares is recognized on a straight line basis over the service period.  For the three months ended September 30, 2009, we recognized compensation expense of $0.4 million related to our Restricted Shares.  As of September 30, 2009 there was approximately $2.3 million of unrecognized compensation cost related to non-vested Restricted Shares.  We expect approximately $1.2 million to be recognized over fiscal 2010, $1.0 million to be recognized during the fiscal year ended 2011 and $0.1 million to be recognized during the fiscal year ended 2012.

Effective as of July 1, 2008, we adopted the Energy XXI Services, LLC 2008 Fair Market Value Stock Purchase Plan (“2008 Purchase Plan”), which allows eligible employees, directors, and other service providers of ours and our subsidiaries to purchase from us shares of Common Stock that have either been purchased by us on the open market or that have been newly issued by us.  During the three months ended September 30, 2009, we issued 412,383 shares under the 2008 Purchase Plan.

In November 2008 we adopted the Energy XXI Services, LLC Employee Stock Purchase Plan which allows employees to purchase common stock at a 15 percent discount from the lower of the common stock closing price on the first or last day of the period.  The current period is from July 1, 2009 to December 31, 2009.  For the three months ended September 30, 2009, we had charged $47,000 to compensation expense related to this plan.  The plan has a limit of 5,000,000 common shares.  During the three months ended September 30, 2009, we issued 425,410 shares under the Employee Stock Purchase Plan.

Defined Contribution Plans.  Our employees are covered by a discretionary noncontributory profit sharing plan.  The plan provides for annual employer contributions that can vary from year to year.  We also sponsor a qualified 401 (k) Plan that provides for matching.  The cost to us under these plans for the three months ended September 30, 2009 and 2008 was $0.3 million for profit sharing and $0.5 million for the 401 (k) Plan and $0.5 million for profit sharing and $0.6 million for the 401 (k) Plan, respectively.

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

	Three Months Ended
	September 30,
	2009	2008

Net Loss	$(12,300)	$(4,651)

Weighted average shares outstanding for basic EPS	145,755	144,783
Add dilutive securities	—	—
Weighted average shares outstanding for diluted EPS	145,755	144,783

Loss Per Share
Basic	$(0.08)	$(0.03)
Diluted	$(0.08)	$(0.03)

For the three months ended September 30, 2009 and 2008, 823,503 and 1,113,389, respectively, of common stock equivalents were excluded from the diluted average shares due to an anti-dilutive effect.

Note 12 — Commitments and Contingencies

Litigation.  We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our financial position or results of operations.

Lease Commitments.  We have a non-cancelable operating lease for office space that expires on December 31, 2017.  Future minimum lease commitments as of September 30, 2009 under the operating leases are as follows (in thousands):

Twelve Months Ending September 30,

2010	$1,351
2011	1,351
2012	1,351
2013	1,351
2014	1,351
Thereafter	4,371
Total	$11,126

Rent expense for the three months ended September 30, 2009 and 2008 was approximately $384,000 and $547,000, respectively.

Letters of Credit and Performance Bonds. We had $1.1 million in letters of credit and $13.5 million of performance bonds outstanding as of September 30, 2009.

Drilling Rig Commitment. As of September 30, 2009, we have drilling rig commitments for approximately $2.6 million.

Note 13 — Fair Value of Financial Instruments

            On July 1, 2008, we adopted the authoritative guidance that applies to all financial and non-financial assets and liabilities required to be measured and reported at fair value, and also requires that a company’s own credit risk be considered in determining the fair value of those instruments. The adoption of this authoritative guidance resulted in a $10 million pre-tax increase in other comprehensive income and a $10 million reduction of our liabilities to reflect the consideration of our credit risk on our liabilities that are recorded at fair value.

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

            Listed below are our financial instruments classified in each level and a description of the significant inputs utilized to determine their fair value at September 30, 2009 (in thousands):

	Level 2	Level 3	Total
Assets:
Natural Gas and Oil Derivatives	$22,158		$22,158

Liabilities:
Natural Gas and Oil Derivatives	$12,846		$12,846
Interest Rate Collar		$2,859	2,859
Total Liabilities	$12,846	$2,859	$15,705

The following table sets forth a reconciliation of changes in the fair value of derivatives classified as Level 3 (in thousands):

Interest Rate Collar
Balance at July 1, 2009	$3,474
Total loss included in other comprehensive income	322
Settlements	(937)
Balance at September 30, 2009	$2,859

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

Note 14 — Prepaid Expenses and Other Current Assets and Accrued Liabilities

Prepaid expenses and other current assets and accrued liabilities consist of the following (in thousands):

	September 30, 2009	June 30, 2009

Prepaid expenses and other current assets
Advances to joint interest partners	$10,834	$7,858
Insurance	18,672	168
Inventory	5,526	5,526
Other	1,027	2,766
Total prepaid expenses and other current assets	$36,059	$16,318

Accrued liabilities
Advances from joint interest partners	$7,848	$338
Employee benefits and payroll	4,425	8,096
Interest	20,241	4,855
Accrued hedge revenue	8,237	8,179
Undistributed oil and gas proceeds	6,774	11,744
Other	3,380	2,968
Total accrued liabilities	$50,905	$36,180

Note 15 – Supplemental Cash Flow Information

The following represents our supplemental cash flow information (in thousands):

	Three Months Ended September 30,
	2009	2008

Cash paid for interest	$4,457	$3,270

The following represents our non-cash investing and financing activities (in thousands):

	Three Months Ended September 30,
	2009	2008

Additions to property and equipment by recognizing accrued payables	$16,704	$65,662
Reduction of property and equipment by recognizing insurance receivable	54,680	—
Financing of insurance premiums	13,045	12,566
Put premiums acquired through financing	—	2,598
Additions to property and equipment by recognizing asset retirement obligations	372	2,495

ITEM 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes to those financial statements included in Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended June 30, 2009 (“the 2009 Annual Report”), along with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report.  The following discussion includes forward looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed under “Item 1A Risk Factors.”

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

Operational Information

	Quarter Ended
	Sept. 30, 2009	June 30, 2009	Mar. 31, 2009	Dec. 31, 2008	Sept. 30, 2008

	(In thousands except for unit amounts)
Operating revenues
Crude oil sales	$58,114	$58,920	$46,492	$53,388	$119,214
Natural gas sales	9,770	15,168	20,435	33,111	44,442
Hedge gain (loss)	17,023	27,010	39,209	20,353	(43,912)
Total revenues	84,907	101,098	106,136	106,852	119,744
Percent of operating revenues from crude oil
Prior to hedge gain (loss)	85.6%	79.5%	69.5%	61.7%	72.8%
Including hedge gain (loss)	78.1%	70.8%	68.3%	62.4%	68.5%
Operating expenses
Lease operating expense
Insurance expense	5,954	4,356	4,980	4,934	4,918
Workover and maintenance	3,231	4,622	341	7,094	3,873
Direct lease operating expense	16,240	15,646	19,643	25,536	26,207
Total lease operating expense	25,425	24,624	24,964	37,564	34,998
Production taxes	1,275	(51)	1,587	1,878	2,036
Impairment of oil and gas properties	—	—	117,887	459,109	—
Depreciation, depletion and amortization (“DD&A”)	35,351	39,744	50,052	65,002	62,409
General and administrative	8,066	6,168	6,117	6,236	6,235
Other – net	(1,133)	3,852	7,643	(7,604)	597
Total operating expenses	68,984	74,337	208,250	562,185	106,275
Operating income (loss)	$15,923	$26,761	$(102,114)	$(455,333)	$13,469

Sales volumes per day
Natural gas (MMcf)	33.2	41.1	49.2	54.4	46.8
Crude oil (MBbls)	10.0	11.9	12.5	10.1	11.0
Total (MBOE)	15.5	18.7	20.7	19.2	18.8
Percent of sales volumes from crude oil	64.5%	63.6%	60.4%	52.6%	58.5%

Average sales price
Natural gas per Mcf	$3.20	$4.06	$4.62	$6.62	$10.33
Hedge gain (loss) per Mcf	2.90	3.85	2.98	1.41	(1.57)
Total natural gas per Mcf	$6.10	$7.91	$7.60	$8.03	$8.76

Crude oil per Bbl	$63.44	$54.56	$41.40	$57.38	$117.75
Hedge gain (loss) per Bbl	8.93	11.68	23.16	14.27	(36.70)
Total crude oil per Bbl	$72.37	$66.24	$64.56	$71.65	$81.05

Total hedge gain (loss) per BOE	$11.95	$15.86	$21.07	$11.54	$(25.39)

Operating revenues per BOE	$59.59	$59.36	$57.04	$60.57	$69.23
Operating expenses per BOE
Lease operating expense
Insurance expense	4.18	2.56	2.68	2.79	2.84
Workover and maintenance	2.27	2.71	0.18	4.02	2.24
Direct lease operating expense	11.40	9.19	10.56	14.48	15.15
Total lease operating expense	17.85	14.46	13.42	21.29	20.23
Production taxes	0.89	(0.03)	0.85	1.06	1.18
Impairment of oil and gas properties	—	—	63.35	260.26	—
DD&A	24.81	23.34	26.90	36.85	36.08
General and administrative	5.66	3.62	3.29	3.54	3.60
Other – net	(0.80)	2.27	4.11	(4.31)	0.35
Total operating expenses	48.41	43.66	111.92	318.69	61.44
Operating income (loss) per BOE	$11.18	$15.70	$(54.88)	$(258.12)	$7.79

Results of Operations

Three Months Ended September 30, 2009 Compared With the Three Months Ended September 30, 2008.

Our consolidated net loss for the three months ended September 30, 2009 was $12.3 million or $0.08 diluted loss per common share (“per share”) as compared to consolidated net loss of $4.7 million for the three months ended September 30, 2008 or $0.03 diluted loss per share. The decrease is primarily due to a higher effective income tax rate, lower production volumes and lower commodity prices partially offset by lower lease operating and DD&A expense.

Price and Volume Variances

	Three Months Ended September 30,
	2009	2008	Price (Decrease)	Percent (Decrease)	Revenue (Decrease)
					(In Thousands)
Price Variance (1)
Crude oil sales prices (per Bbl)	$72.37	$81.05	$(8.68)	(10.7)%	$(7,951)
Natural gas sales prices (per Mcf)	6.10	8.76	(2.66)	(30.4)%	(8,118)
Total price variance					(16,069)

Volume Variance
Crude oil sales volumes (MBbls)	916	1,012	(99)	(9.8)%	(7,818)
Natural gas sales volumes (MMcf)	3,052	4,304	(1,252)	(29.1)%	(10,950)
BOE sales volumes (MBOE)	1,425	1,730	(305)	(17.6)%
Percent of BOE from crude oil	64.5%	58.5%
Total volume variance					(18,768)

Total price and volume variance					$(34,837)

(1)  Commodity prices include the impact of hedging activities.

Revenue Variances

	Three Months Ended September 30,
	2009	2008	Decrease	Percent Decrease
	(In Thousands)

Crude oil	$66,293	$82,062	$(15,769)	(19.2)%
Natural gas	18,614	37,682	(19,068)	(50.6)%
Total revenues	$84,907	$119,744	$(34,837)	(29.1)%

Revenues

Our consolidated revenues decreased $34.8 million in the first quarter of fiscal 2010 as compared to the same period in the prior fiscal year. Lower revenues were primarily due to lower production volumes which were impacted by the lingering effects of Hurricanes Gustav and Ike and reduced revenues by $18.8 million.  Operating revenues were also impacted by lower commodity prices resulting in decreased revenues of $16.0 million. Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow.  Lower commodity prices reduced revenues by $16.0 million in the first quarter of fiscal 2010. Average natural gas prices, including a $3.14 realized gain per Mcf related to hedging activities, decreased $2.66 per Mcf during the first quarter of fiscal 2010, resulting in decreased revenues of $8.1 million. Average crude oil prices, including an $8.93 realized gain per barrel related to hedging activities, decreased $8.68 per barrel in the first quarter of fiscal 2010, resulting in decreased revenues of $7.9 million.  Commodity prices are affected by many factors that are outside of our control. Therefore, commodity prices we received during the first quarter of fiscal 2010 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time could result in reduced cash from operating activities, potentially causing us to expend less on our capital program.  Lower spending on our capital program could result in a reduction of the amount of production volumes we are able to produce. We cannot accurately predict future commodity prices, and cannot be certain whether these events will occur.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow.  Lower sales volumes in the first quarter of fiscal 2010 resulted in decreased revenues of $18.8 million. Crude oil sales volumes decreased 99 MBbls in the first quarter of fiscal 2010, resulting in decreased revenues of $7.8 million. Natural gas sales volumes decreased 1,252 MMcf in the first quarter of fiscal 2010, resulting in decreased revenues of $10.9 million.  The decrease in crude oil and natural gas sales volumes in the first quarter of fiscal 2010 was primarily due to the lingering impact of Hurricanes Gustav and Ike.

As mentioned above, depressed commodity prices over an extended period of time or other unforeseen events could occur that would result in our being unable to sustain a capital program that allows us to meet our production growth goals. However, we cannot predict whether such events will occur.

Below is a discussion of Costs and expenses and Other (income) expense.

 Costs and expenses and Other (income) expense

	Three Months Ended September 30,				Increase
	2009		2008		(Decrease)
	Amount	Per BOE	Amount	Per BOE	Amount
Costs and expenses	(In Thousands, except per unit amounts)
Lease operating expense
Insurance expense	$5,954	$4.18	$4,918	$2.84	$1,036
Workover and maintenance	3,231	2.27	3,873	2.24	(642)
Direct lease operating expense	16,240	11.40	26,207	15.15	(9,967)
Total lease operating expense	25,425	17.85	34,998	20.23	(9,573)
Production taxes	1,275	0.89	2,036	1.18	(761)
DD&A	35,351	24.81	62,409	36.08	(27,058)
Accretion of asset retirement obligation	5,146	3.61	2,461	1.43	2,685
General and administrative expense	8,066	5.66	6,235	3.60	1,831
Gain on derivative financial instruments	(6,279)	(4.41)	(1,864)	(1.08)	(4,415)
Total costs and expenses	$68,984	$48.41	$106,275	$61.44	$(37,291)

Other (income) expense
Interest income	$(1,986)	$(1.39)	$(1,334)	$(0.77)	$(652)
Interest expense	20,962	14.71	22,305	12.90	(1,343)
Total other (income) expense	$18,976	$13.32	$20,971	$12.13	$(1,995)

Costs and expenses decreased $37.3 million in the first quarter of fiscal 2010.  DD&A expense decreased $27.1 million primarily due to decreased production as a result of the impact of Hurricanes Gustav and Ike ($16.1 million) coupled with a lower DD&A rate ($11.0 million) primarily due to the impairment of oil and gas properties.  Lease operating expense decreased $9.6 million in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.  This decrease is primarily due to lower well operating expenses stemming from the increase in shut-in properties as a result of Hurricanes Gustav and Ike.

Other (income) expense decreased $2.0 million in the first quarter of fiscal 2010.  This decrease was primarily due to the items discussed below.

Interest income increased $0.7 million due primarily to higher interest bearing investments partially offset by lower interest rates.  Interest expense decreased $1.3 million due to the repurchase of bonds and repayments of debt.  On a per unit of production basis, interest expense increased 14.0 percent, from $12.90/BOE to $14.71/BOE.

Income Tax Expense

Income tax benefit decreased $12.1 million in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, primarily due to a decrease in loss before income taxes of $4.4 million and the establishment of a valuation allowance against the net deferred tax assets in the U.S.  The effective income tax rate for the first quarter of fiscal 2010 increased from the first quarter of fiscal 2009 from 38.0 percent to (302.9) percent.

Liquidity

Overview

Our principal requirements for capital are to fund our exploration, development and acquisition activities and to satisfy our contractual obligations, primarily for the repayment of debt and any amounts owed during the period related to our hedging positions.

We have incurred substantial indebtedness in connection with our acquisitions, including the $750 million senior notes offering we completed on June 8, 2007 to fund the Pogo Acquisition and to repay our second lien revolving credit facility. At September 30, 2009, we had $858.3 million of indebtedness outstanding, consisting of $624.0 million in our high yield facility, $231.8 million under our first lien revolving credit facility, $1.9 million in put financings and $0.6 million in capital lease obligations. This debt position is partially offset on a net basis by $107.3 million of cash and cash equivalents on hand at September 30, 2009.  We expect to fund our operations and capital expenditures and satisfy our debt service obligations through operating cash flow and cash on hand.

In October 2009, we procured bonding in the amount of approximately $98 million to meet the supplemental bonding requirements of the U.S. Minerals Management Services (“MMS”) to comply with MMS regulations governing, among other things, plugging and abandonment of wells on the outer continental shelf of the Gulf of Mexico and the removal of facilities.  In order to procure such bonding, we issued letters of credit and or cash deposits of approximately $27.8 million to secure the bonds.

Capital Resources

Our fiscal 2010 capital budget, excluding acquisitions, abandonment costs and reimbursable hurricane-related spending is expected to be approximately $85 million. We intend to fund our capital expenditure program, contractual commitments, including settlement of derivative contracts, and future acquisitions from cash on hand, cash flows from our operations and, when available, borrowings under our credit facility. Notwithstanding the continued weakness in credit markets, we believe our available liquidity will be sufficient to meet our funding requirements through September 30, 2010.  However, future cash flows are subject to a number of variables, including the level of crude oil and natural gas production and prices.  There can be no assurance that operations or other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.  If an acquisition opportunity arises, we may also seek to access public markets to issue additional debt and/or equity securities. Cash flows from operations were used primarily to fund exploration and development expenditures during the first three months of fiscal 2010.  At September 30, 2009 we had working capital of $20.5 million.

Net cash provided by operating activities in the first three months of fiscal 2010 was $27.3 million as compared to $71.1 million in the first three months of fiscal 2009.  The decrease is primarily due to lower production volumes as a result of the impact of Hurricanes Gustav and Ike.  Key drivers of net operating cash flows are commodity prices, production volumes and costs and expenses. Average natural gas prices decreased 30.4 percent in the first three months of fiscal 2010 from the same period last year. Crude oil prices decreased 10.7 percent in the first three months of fiscal 2010 from the same period last year.  In the first three months of fiscal 2010, natural gas and crude oil volumes decreased 29.1 percent and 9.8 percent from the same period last year, respectively.

Contractual Obligations

Information about contractual obligations at September 30, 2009 did not change materially from the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2009.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2009.  Also refer to the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report.

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

With a financially settled purchased put, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the hedged price of the transaction. With a swap, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the hedged price for the transaction, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the hedged price for the transaction. With a zero-cost collar, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price of the collar, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price for the collar. A three-way collar is a combination of options, a sold call, a purchased put and a sold put. The sold call establishes a maximum price we will receive for the volumes under contract. The purchased put establishes a minimum price unless the market price falls below the sold put, at which point the minimum price would be the reference price (i.e., NYMEX) plus the difference between the purchased put and the sold put strike price.  Based on the September 30, 2009 published forward commodity price curves for the underlying commodities, a price increase of 10 percent per Bbl for crude oil would decrease the fair value of our net commodity derivative asset by approximately $16.5 million. A price increase of 10 percent per MMBtu for natural gas would decrease the fair value of our net commodity derivative asset by approximately $15.5 million.

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

          Interest Rate Risk

On June 26, 2006, we entered into interest rate costless collar to mitigate the risk of loss due to changes in interest rates. The dollar amount hedged was $75 million with the interest rate collar being 5.45 percent to 5.75 percent. At September 30, 2009, the fair value of this instrument which was designated as a financial hedge, prior to the impact of federal income tax, was a loss of $2.9 million.

 A one percent increase in interest rates would increase our interest expense approximately $1.6 million for the remainder of fiscal 2010.

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

There was no change in our internal control over financial reporting during our last quarterly period ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                           Legal Proceedings

We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our financial position or results of operations.

ITEM 1A.                           Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2009.

ITEM 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

Purchases and Distributions of Equity Securities are as follow:

	Total Number	Average Price
Period	Of Shares	Per Share	Total
			(In thousands)

Purchases
Month Ended July 31, 2009	780,597	$0.59	$464

Distributions
Month Ended July 31, 2009	612,606	$0.50	$309
Month Ended August 31, 2009	262,113	$0.66	174
Month Ended September 30, 2009	33,672	$1.62	54
Total Distributions	908,391	$0.59	$537

ITEM 6.                      Exhibits

The following exhibits are filed as part of this report.

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chairman and Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 1350 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date:   November 3, 2009