Form 10-K/A
period 2009-06-30
ENERGY XXI (BERMUDA) LTD
filed 2009-11-13
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

The number of shares of the registrant’s common stock outstanding on November 13, 2009, was 159,830,097.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report of Energy XXI (Bermuda) Limited (the “Company”) on Form 10-K for the fiscal year ended June 30, 2009 (the “Annual Report”) is filed with the Securities and Exchange Commission (the “SEC”) to amend the following items in their entirety:

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

The Company is filing this Amendment No. 2 to ensure the timely disclosure of the information required by Form 10-K while the staff of the SEC completes its review of the Company’s preliminary Proxy Statement for the Company’s 2009 Annual Meeting.

This Amendment No. 2 does not reflect events occurring after September 4, 2009, the original filing date of the Annual Report. Other than the items listed above, there are no other changes to the Annual Report. All information contained in this Amendment No. 2 is subject to updating and supplementing as provided in the Company’s reports filed with the SEC for periods subsequent to the date of the original filing of the Annual Report.

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

Cash Bonuses

Annual cash bonuses are a core component of our compensation program. The Remuneration Committee uses a Performance Scorecard to assess the overall performance of the Company; however, the Scorecard is not intended to be formulaic nor 162m compliant. The Performance Criteria considered for 2009 (listed below) have no specific weighting as the Committee uses this only as a guideline and maintains the flexibility to respond to market fluctuations in determining final bonus payouts.

For fiscal year 2009, the Remuneration Committee established the following performance criteria from which to assess Company performance (the “2009 Performance Criteria”):

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

Performance criteria are typically set by the Board of Directors based upon annual operational and financial forecasts prepared by management at the beginning of each fiscal year. Due to the adverse effects of hurricanes Gustav and Ike, management prepared and implemented revised forecasts taking into account the effects of the hurricanes on performance measures such as production volumes, EBITDA, and expenses per BOE. The Remuneration Committee, as well as the entire Board of Directors, determined that the Company should base the 2009 Performance Criteria on the revised forecasts prepared by management in response to the hurricanes in order to better motivate management by establishing meaningful and attainable performance criteria (Table below).

2009 Performance Criteria	2009 Revised Budgeted Goal	Achievement Rating	Possible Achievement Rating
1. Production Volumes, MBOED	20.9	4	5
2. Finding Costs, $/BOE	27.41	4	5
3. Development Costs, $/BOE	26.97	5	5
4. Proved Reserves, MBOE	49.7	5	5
5. EBITDA / Interest Expense	3.9x	2	5
6. Net Debt / EBITDA	2.5x	2	5
7. Net Debt / Proved Reserves, MBOE	16.13	4	5
8. Direct Lease Operating Expense / BOE	13.27	5	5
9. General and Administrative Costs / BOE	3.41	3	5

The Remuneration Committee reviewed the 2009 Performance Criteria and evaluated the results, considered the relative importance of the each criterion in light of the environment, and determined to pay the following bonuses to the Executives.

Named Executive Officer	Base Salary	Target Bonus Percentage	Target Bonus	Performance Multiplier	Total Cash Bonus(1)
John D. Schiller, Jr.	$600,000	125%	$750,000	150%	$843,750
Steven A. Weyel	$490,000	100%	$490,000	155%	$569,625
David West Griffin	$325,000	85%	$276,250	145%	$299,813
Ben Marchive	$255,000	75%	$191,250	149%	$214,200
Todd Reid	$255,000	75%	$191,250	149%	$214,200

(1)	Total Cash Bonus Paid excludes Contingent Payment as discussed below.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the Company’s Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY XXI (BERMUDA) LIMITED
By /s/ John D. Schiller, Jr. John D. Schiller, Jr. Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to the Company’s Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ John D. Schiller, Jr. John D. Schiller, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	November 13, 2009
/s/ Steven A. Weyel Steven A. Weyel	President, Chief Operating Officer and Director	November 13, 2009
/s/ David West Griffin David West Griffin	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	November 13, 2009
/s/ William Colvin William Colvin	Director	November 13, 2009
/s/ Paul Davison Paul Davison	Director	November 13, 2009
/s/ David M. Dunwoody David M. Dunwoody	Director	November 13, 2009
/s/ Hill A. Feinberg Hill A. Feinberg	Director	November 13, 2009