Form 10-Q
period 2010-03-31
ENERGY XXI (BERMUDA) LTD
filed 2010-05-06
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:001-33628

ENERGY XXI (BERMUDA) LIMITED
(Exact name of registrant as specified in its charter)

Bermuda	98-0499286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Canon’s Court, 22 Victoria Street, PO Box HM
1179, Hamilton HM EX, Bermuda	N/A
(Address of principal executive offices)	(Zip Code)

(441) 295-2244 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes☑No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer                                                                                     ☐                                           Accelerated filer☑

Non-accelerated filer                                   ☐                                                                                     Smaller Reporting Company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐ No  ☑

As of April 30, 2010, there were 50,630,571 shares outstanding of the registrant’s common stock, par value $0.005 per share.

ENERGY XXI (BERMUDA) LIMITED

GLOSSARY OF TERMS

Below is a list of terms that are common to our industry and used throughout this document:
Bbls	Barrels	MBbls	Thousands of Barrels
MMcf	Million Cubic Feet	MMBtu	Million British Thermal Units
BOE	Barrel of Oil Equivalent	MBOE	Thousand Barrels of Oil Equivalent
DD&A	Depreciation, Depletion and Amortization

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

Proved developed reserves are the portion of proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods. For complete definitions of proved developed natural gas, natural gas liquids (“NGLs”) and crude oil reserves, refer to the Securities and Exchange Commission’s Regulation S-X, Rule 4-10(a) (2), (3) and (4).

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)
	March 31,	June 30,
	2010	2009
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$18,117	$88,925
Accounts receivable
Oil and natural gas sales	63,014	40,087
Joint interest billings	6,606	17,624
Insurance and other	8,851	2,562
Prepaid expenses and other current assets	30,735	16,318
Royalty deposit	2,296	1,746
Derivative financial instruments	8,893	31,404
Total Current Assets	138,512	198,666
Property and equipment, net of accumulated depreciation, depletion, amortization and impairment
Oil and natural gas properties - full cost method of accounting	1,356,533	1,102,596
Other property and equipment	8,111	9,149
Total Property and Equipment – net	1,364,644	1,111,745
Other Assets
Derivative financial instruments	13,228	3,838
Restricted cash	2,160	—
Debt issuance costs, net of accumulated amortization	21,372	14,413
Total Other Assets	36,760	18,251
Total Assets	$1,539,916	$1,328,662

LIABILITIES
Current Liabilities
Accounts payable	$79,005	$81,025
Accrued liabilities	70,072	36,180
Asset retirement obligations	40,278	66,244
Derivative financial instruments	15,397	15,732
Current maturities of long-term debt	2,528	4,107
Total Current Liabilities	207,280	203,288
Long-term debt, less current maturities, face value of $705,196,000 and $858,720,000 at March 31, 2010 and June 30, 2009, respectively	751,465	858,720
Deferred income taxes	34,741	26,889
Asset retirement obligations	126,654	77,955
Derivative financial instruments	3,561	4,818
Other	4,461	29,492
Total Liabilities	1,128,162	1,201,162
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized and 1,100,000 shares and no shares issued and outstanding at March 31, 2010 and June 30, 2009, respectively	11	—
Common stock, $0.005 par value, 200,000,000 shares authorized and 50,819,109 and 29,283,051 shares issued and 50,626,024 and 29,150,116 shares outstanding at March 31, 2010 and June 30, 2009, respectively	254	146
Additional paid-in capital	900,562	604,724
Accumulated deficit	(502,959)	(515,867)
Accumulated other comprehensive income, net of income taxes	13,886	38,497
Total Stockholders’ Equity	411,754	127,500
Total Liabilities and Stockholders’ Equity	$1,539,916	$1,328,662

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share information)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Revenues
Oil sales	$114,095	$72,503	$278,438	$221,233
Natural gas sales	36,032	33,633	81,102	111,499
Total Revenues	150,127	106,136	359,540	332,732

Costs and Expenses
Lease operating expense	40,832	24,964	101,307	97,526
Production taxes	870	1,587	3,152	5,501
Impairment of oil and gas properties	—	117,887	—	576,996
Depreciation, depletion and amortization	50,761	50,052	131,084	177,463
Accretion of asset retirement obligations	6,335	4,723	17,641	9,617
General and administrative expense	14,452	6,117	36,540	18,588
Loss (gain) on derivative financial instruments	314	2,920	(4,009)	(8,981)
Total Costs and Expenses	113,564	208,250	285,715	876,710

Operating Income (Loss)	36,563	(102,114)	73,825	(543,978)

Other Income (Expense)
Other income	13	2,016	29,657	5,454
Interest expense	(21,837)	(19,679)	(67,144)	(63,152)
Total Other Income (Expense)	(21,824)	(17,663)	(37,487)	(57,698)

Income (Loss) Before Income Taxes	14,739	(119,777)	36,338	(601,676)

Income Tax Expense (Benefit)	3,651	841	21,104	(47,204)
Net Income (Loss)	11,088	(120,618)	15,234	(554,472)
Preferred Stock Dividends	1,994	—	2,326	—
Net Income (Loss) Available for Common Stockholders	$9,094	$(120,618)	$12,908	$(554,472)

Earnings (Loss) Per Share
Basic	$0.18	$(4.18)	$0.34	$(19.20)
Diluted	$0.18	$(4.18)	$0.34	$(19.20)

Weighted Average Number of Common Shares Outstanding
Basic	50,713	28,866	37,790	28,886
Diluted	60,730	28,866	38,126	28,886

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Cash Flows From Operating Activities
Net income (loss)	$11,088	$(120,618)	$15,234	$(554,472)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Deferred income tax expense (benefit)	3,651	840	21,104	(47,921)
Change in derivative financial instruments
Proceeds from sale of derivative instruments	5,000	66,480	5,000	66,480
Other	(8,577)	2,597	(25,692)	(7,265)
Accretion of asset retirement obligations	6,335	4,723	17,641	9,617
Depreciation, depletion, and amortization	50,761	50,052	131,084	177,463
Impairment of oil and gas properties	—	117,887	—	576,996
Amortization of deferred gain on debt	(2,748)	(2,311)	(33,615)	(3,777)
Amortization and write-off of debt issuance costs	1,584	1,258	6,043	3,258
Stock-based compensation	839	1,129	2,580	3,742
Changes in operating assets and liabilities
Accounts receivable	17,242	(9,099)	(21,143)	44,509
Prepaid expenses and other current assets	6,218	1,027	(14,967)	(12,457)
Settlement of asset retirement obligations	(16,374)	(6,384)	(58,823)	(20,838)
Accounts payable and other liabilities	29,092	(28,703)	35,994	(60,957)
Net Cash Provided by Operating Activities	104,111	78,878	80,440	174,378

Cash Flows from Investing Activities
Acquisitions	(846)	—	(275,364)	—
Capital expenditures	(36,827)	(53,148)	(98,689)	(234,032)
Insurance payments received	807	—	53,985	—
Restricted cash	—	—	(2,160)	—
Other	(40)	3,183	94	2,928
Net Cash Used in Investing Activities	(36,906)	(49,965)	(322,134)	(231,104)

Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	—	—	294,468	—
Dividends to shareholders	(1,994)	(726)	(1,994)	(2,179)
Proceeds from long-term debt	22,687	20,804	98,525	270,794
Payments on long-term debt	(82,582)	(61,029)	(206,025)	(213,432)
Purchase of bonds	—	468	—	(90,887)
Debt issuance costs	(10,707)	—	(13,003)	—
Other	238	(295)	(1,085)	(1,163)
Net Cash Provided by (Used in) Financing Activities	(72,358)	(40,778)	170,886	(36,867)

Net Decrease in Cash and Cash Equivalents	(5,153)	(11,865)	(70,808)	(93,593)

Cash and Cash Equivalents, beginning of period	23,270	87,234	88,925	168,962

Cash and Cash Equivalents, end of period	$18,117	$75,369	$18,117	$75,369

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

Nature of Operations. Energy XXI (Bermuda) Limited was incorporated in Bermuda on July 25, 2005.  We are headquartered in Houston, Texas.  We are engaged in the acquisition, exploration, development and operation of oil and natural gas properties onshore in Louisiana and Texas and offshore in the Gulf of Mexico.

References in this report to “us,” “we,” “our,” “the Company,” or “Energy XXI” are to Energy XXI (Bermuda) Limited and its wholly-owned subsidiaries, including Energy XXI (US Holdings) Limited (“Energy XXI Holdings” and, together with Energy XXI (Bermuda) Limited, our “Bermuda Companies”), Energy XXI, Inc. (“EXXI Corp.”), Energy XXI USA, Inc. (“EXXI USA”), Energy XXI GOM, LLC (“GOM”), Energy XXI Gulf Coast, Inc. (“EGC”), Energy XXI Services, LLC (“EXXI Services”), Energy XXI Texas Onshore, LLC (“Texas Onshore”) and Energy XXI Onshore, LLC (“Onshore” and, together with EXXI Corp., EXXI USA, GOM, EGC, EXXI Services and Texas Onshore, our  “U.S. Companies”).

Principles of Consolidation and Reporting. The accompanying consolidated financial statements include the accounts of Energy XXI and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements for the previous periods include certain reclassifications that were made to conform to current presentation. Such reclassifications have no impact on previously reported net income (loss), stockholders’ equity or cash flows.

Interim Financial Statements. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying consolidated financial statements.  The results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year.  For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

Use of Estimates.  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates of proved reserves are key components of our depletion rate for our proved oil and natural gas properties and the full cost ceiling test limitation.  Accordingly, our accounting estimates require exercise of judgment.  While we believe that the estimates and assumptions used in preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates.

Cash and Cash Equivalents.  We consider all highly liquid investments, with maturities of 90 days or less when purchased, to be cash and cash equivalents.

Restricted Cash.  At March 31, 2010, we had $2.2 million in restricted cash securing certain letters of credit.  This amount is classified as non-current at March 31, 2010.

Common Stock.  At our 2009 Annual General Meeting of Shareholders  held on December 11, 2009 (“2009 AGM”), our shareholders approved a share consolidation with respect to the shares of our common stock at certain pre-determined ratios at any time prior to December 31, 2010, subject to the approval of our board of directors.  In January 2010, our board of directors approved a 1:5 stock consolidation effective January 29, 2010. Accordingly, all of our common shares, incentive plans and related amounts for all periods presented in this report reflect the stock consolidation.

Note 2 – Recent Accounting Pronouncements

We disclose the existence and potential effect of accounting standards issued but not yet adopted by us or recently adopted by us with respect to accounting standards that may have an impact on us when adopted in the future.

Fair Value Measurements and Disclosures. The FASB has issued new guidance on improving disclosures about fair value measurements. The new standard requires certain new disclosures and clarifies some existing disclosure requirements about fair value measurement. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, the new standard will now require:

•	A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, the new standard clarifies the requirements of the following existing disclosures:

•
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

The new standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.  We adopted the new guidance effective January 1, 2010.  The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

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

As discussed in Note 4, on December 22, 2009, we closed on the acquisition of certain Gulf of Mexico shelf properties and we accounted for such acquisition under this new business combination guidance.

Subsequent Events. In May 2009, the FASB issued new guidance on subsequent events. The standard provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. The standard is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations. We have evaluated subsequent events through the date of issuance of our consolidated financial position and results of operations.

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

            Accounting Standards Codification. In June 2009, the FASB Accounting Standards Codification (“Codification”) was issued. The Codification is the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

Proposed Updates to Oil and Gas Accounting Rules. In January 2010, the FASB issued its updates to oil and gas accounting rules to align the oil and gas reserve estimation and disclosure requirements of Extractive Industries—Oil and Gas with the requirements in the Securities and Exchange Commission’s final rule, Modernization of the Oil and Gas Reporting Requirements, which was issued on December 31, 2008 and is effective for our fiscal year ending June 30, 2010.We are still in the process of evaluating the impact on our consolidated financial position and results of operations.

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

Note 3 –Oil and Gas Properties

Oil and Gas Properties.  We use the full cost method of accounting for exploration and development activities as defined by the Securities and Exchange Commission (“SEC”). Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to property acquisition, exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves.

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

We assess the impairment of our evaluated oil and gas properties through the use of a ceiling test as prescribed by Rule 4-10 of Regulation S-X. Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capital costs. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves. Oil and gas reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be precisely measured. Such cost estimates related to future development costs of proved oil and gas reserves could be subject to significant revisions due to changes in regulatory requirements, technological advances and other factors which are difficult to predict.

Ceiling Test. Under the full cost method of accounting, we are required to perform a “ceiling test” each quarter that determines a limit on the book value of our oil and gas properties.  If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties and future development costs, exceeds the present value of estimated future net cash flows discounted at 10%, net of related tax effects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A.  Future net cash flows are based on period-end commodity prices and exclude future cash outflows related to estimated abandonment costs.  As of the reported balance sheet date, capitalized costs of an oil and gas producing company may not exceed the full cost limitation calculated under the above described rule based on current spot market prices for oil and natural gas. However, if prior to the balance sheet date, the company enters into certain hedging arrangements for a portion of its future natural gas and oil production, thereby enabling the company to receive future cash flows that are higher than the estimated future cash flows indicated by use of the spot market price as of the reported balance sheet date, these higher hedged prices are used if they qualify as cash flow hedges under the authoritative guidance that applies to derivative instruments and hedging activities.

Because of the significant decline in crude oil and natural gas prices, coupled with the impact of Hurricanes Gustav and Ike, we recognized a non-cash write-down of the net book value of our oil and gas properties of $117.9 million and $459.1 million in the third and second quarters of fiscal 2009, respectively.   The write-downs were reduced by $179.9 million and $203.0 million pre-tax as a result of our commodity hedging program in the third and second quarters of fiscal 2009, respectively.  No write-downs were required for any of the periods of fiscal 2010.

Note 4 – Acquisitions

On December 22, 2009,we closed on the acquisition of certain Gulf of Mexico shelf oil and natural gas interests from MitEnergy Upstream LLC, a subsidiary of Mitsui & Co., Ltd.(the “Mit Acquisition”), for cash consideration of $273 million. For accounting purposes, we recorded this acquisition as effective November 20, 2009, the date that we gained control of the assets acquired and liabilities assumed. We financed the Mit Acquisition through proceeds received from common and perpetual convertible preferred stock offerings (See Note 12).

The Mit Acquisition was accounted for under the purchase method of accounting in accordance with the new business combination accounting guidance we adopted effective July 1, 2009 (See Note 2). Accordingly, we conducted a preliminary assessment of the net assets acquired in and recognized provisional amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair market values, while transaction and integration costs associated with this acquisition were expensed as incurred. The initial accounting for the business combination is not complete; adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as we complete a more detailed analysis of this acquisition and additional information is obtained about the facts and circumstances that existed as of the acquisition date.

The Mit Acquisition involves mirror-image non-operated interests in the same group of properties we purchased from Pogo Producing Company in June 2007.  These properties include 30 fields of which production is approximately 77% crude oil and 80% of which is already operated by us.  Offshore leases included in this acquisition total nearly 33,000 net acres.

The following table presents the preliminary allocation of the assets acquired and liabilities assumed, based on their fair values on November 20, 2009 (in thousands):

Oil and natural gas properties– evaluated	$288,587
Oil and natural gas properties– unevaluated	46,009
Net working capital	1,008
Asset retirement obligation liabilities	(62,604)
Cash paid	$273,000

Net working capital includes gas imbalance receivables and payables and ad valorem taxes payable.

The preliminary fair values of evaluated and unevaluated oil and gas properties and asset retirement obligation liabilities were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and gas properties include estimates of: (1) oil and gas reserves; (2) future operating and development costs; (3) future oil and gas prices; and (4) the discount factor used to calculate the discounted cash flow amount. Significant inputs into the valuation of the asset retirement obligation liabilities include estimates of: (1) plug and abandonment costs per well and related facilities; (2) remaining life per well and facilities; and (3) a credit adjusted risk-free interest rate.

The following amounts of the Mit Acquisition properties’ revenue and earnings are included in our consolidated statement of operations for the nine months ended March 31, 2010 and the summarized unaudited pro forma financial information for the nine months ended March 31, 2010 and 2009, respectively, assumes that the Mit Acquisition had occurred on July 1, 2008. These unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of the results that would have occurred if we had completed the acquisition as of July 1, 2008 or the results that will be attained in the future (in thousands).

	Revenue	Earnings (1)

Mit Acquisition properties from November 20, 2009 through March 31, 2010	$72,725	$56,372

Supplemental pro forma for July 1, 2009 through March 31, 2010	$411,719	$290,346

Supplemental pro forma for July 1, 2008 through March 31, 2009	$464,742	$304,652

(1) Earnings includes revenue less production costs.

Summarized below are the historical production volumes, revenues and direct operating expenses related to the Mit Acquisition properties for the three month periods ended June 30, 2009 and September 30, 2009 and for the period from October 1, 2009 to November 20, 2009 (dollar amounts in thousands).

	Period From
	October 1, 2009 to	Three Months Ended
	November 20, 2009	September 30, 2009	June 30, 2009
Production Volumes:
Oil (Bbls)	265,703	447,086	553,994
Natural gas (Mcf)	407,911	486,326	644,989
Barrels of oil equivalent (BOE)	333,688	528,140	661,492

Revenues:
Crude oil sales	$19,964	$28,974	$30,739
Natural gas sales	1,983	1,258	2,221
Total revenues	$21,947	$30,232	$32,960

Direct Operating Expenses	$6,212	$10,702	$11,315

Note 5 – Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31, 2010	June 30, 2009
Oil and gas properties
Proved properties	$2,657,560	$2,227,462
Less: Accumulated depreciation, depletion, amortization and impairment	1,391,490	1,262,355
Proved properties—net	1,266,070	965,107
Unproved properties	90,463	137,489
Oil and gas properties—net	1,356,533	1,102,596

Other property and equipment	15,264	14,508
Less: Accumulated depreciation	7,153	5,359
Other property and equipment—net	8,111	9,149
Total property and equipment	$1,364,644	$1,111,745

Property costs incurred for the nine months ended March 31, 2010 consist of the following (in thousands):

Oil and gas activities
Development	$67,150
Exploration	30,783
Administrative and other	756
Capital expenditures	98,689
Property acquisitions	275,364
Asset retirement obligations, insurance proceeds and other net	9,930
Total costs incurred	$383,983

Note 6 – Long-term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2010
	Face Value	Premium (Discount)	Recorded Value	June 30, 2009

First lien revolver	$89,456	$—	$89,456	$234,531
Second lien – 16%	278,511	63,813	342,324	—
Private placement – 16%	60,111	(17,544)	42,567	—
Total second lien	338,622	46,269	384,891	—
High yield facility – 10% Senior notes	276,500	—	276,500	624,000
Put premium financing	2,607	—	2,607	3,851
Capital lease obligation	539	—	539	445
Total debt	707,724	46,269	753,993	862,827
Less current maturities	2,528	—	2,528	4,107
Total long-term debt	$705,196	$46,269	$751,465	$858,720

At March 31, 2010, included in the face value of the 16% Second lien notes is $620,000 amount of 16% Second lien notes which were issued on December 15, 2009 as payment in kind with respect to the interest payment due on the then outstanding 16% Second lien notes.

Maturities of the face value of long-term debt as of March 31, 2010 are as follows (in thousands):

Twelve Months Ending March 31,

2011	$2,528
2012	454
2013	164
2014	365,956
2015	338,622
Total	$707,724

First Lien Revolver

This facility was entered into by our subsidiary, EGC. This facility, as amended on February 5, 2010, has a face value of $400 million and matures in February 2013.  The borrowing base is $350 million.  Currently, the facility bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate, plus applicable margins ranging from 2.75 percent to 3.50 percent or an alternate base rate, based on the federal funds effective rate plus applicable margins ranging from 1.75 percent to 2.50 percent. The credit facility is secured by mortgages on at least 85 percent of the value of our proved reserves.

The first lien revolving credit facility requires EGC to maintain certain financial covenants. Specifically, EGC may not permit the following under the first lien revolving credit facility: (1) EGC’s total leverage ratio to be more than 3.75 to 1.0 (3.5 to 1.0 beginning in June 2010), (2) EGC’s interest rate coverage ratio to be less than 3.0 to 1.0, (3) EGC’s a secured debt ratio to be more than 2.5 to 1.0, or (4) EGC’s current ratio (in each case as defined in our first lien revolving credit facility) to be less than 1.0 to 1.0, in each case, as of the end of each fiscal quarter. In addition, we are subject to various other covenants including, but not limited to, those limiting our ability to declare and pay dividends or other payments, our ability to incur debt, changes in control, our ability to enter into certain hedging agreements, as well as a covenant to maintain John D. Schiller, Jr. in his current executive position, subject to certain exceptions in the event of his death or disability.

The first lien revolving credit facility also contains customary events of default, including, but not limited to, non-payment of principal when due, non-payment of interest or fees and other amounts after a grace period, failure of any representation or warranty to be true in all material respects when made or deemed made, defaults under other debt instruments (including the indenture governing the notes), commencement of a bankruptcy or similar proceeding by or on behalf of us or a guarantor, judgments against us or a guarantor, the institution by us to terminate a pension plan or other ERISA events, any change in control, loss of liens, failure to meet financial ratios, and violations of other covenants subject, in certain cases, to a grace period.  As of March 31, 2010, we are in compliance with all covenants.

High Yield Facility

On June 8, 2007, we completed a private offering of $750 million aggregate principal amount of EGC’s 10% Senior Notes due 2013 (the “Unregistered Senior Notes”).  On October 16, 2007, we exchanged all of the then issued and outstanding Unregistered Senior Notes for $750 million aggregate principal amount of newly issued 10% Senior Notes due 2013(the “Registered Senior Notes”) which had been registered under the Securities Act of 1933, as amended (the “Securities Act”), and contained substantially the same terms as the Unregistered Senior Notes.  We did not receive any cash proceeds from the exchange of the Unregistered Senior Notes for the Registered Senior Notes.

The Registered Senior Notes are guaranteed by us and each of EGC’s existing and future material domestic subsidiaries. We have the right to redeem the Registered Senior Notes under various circumstances and are required to make an offer to repurchase the Registered Senior Notes upon a change of control and from the net proceeds of asset sales under specified circumstances each of which as defined in the indenture governing the Registered Senior Notes.

The Company had previously purchased a total of $126.0 million aggregate principal amount of the Registered Senior Notes at a cost of $90.9 million, plus accrued interest of $3.3 million for a total cost of $94.2 million, reflecting a total potential gain of $35.1 million pre-tax.  As discussed below, on November 12, 2009, the Company issued $278 million aggregate principal amount of 16% Second Lien Junior Secured Notes due 2014 (“Second Lien Notes”), in exchange for $347.5 million aggregate principal amount of Registered Senior Notes. In conjunction with the exchange, we contributed $126 million face value of Registered Senior Notes which we had previously purchased to EGC, who subsequently retired them. During the nine months ended March 31, 2010, the Company recognized a $26.7 million gain related to these retired $126 million of Registered Senior Notes.

We believe that the fair value of the $276.5 million of Registered Senior Notes outstanding as of March 31, 2010 was $283.4 million.

16% Second Lien Notes

On November 12, 2009, the Company issued Second Lien Notes as follows:

•	A total of $278 million of Second Lien Notes were issued in exchange for $347.5 million of Registered Senior Notes; and

•	A total of $60 million of Second Lien Notes were issued for cash (for each $1.0 million in Second Lien Notes purchased for cash, the purchaser also received 44,082 shares of the our common stock).

The Second Lien Notes have a maturity date of June 2014 and are secured by a second lien in our oil and gas properties.  In addition, the Second Lien Notes are governed by an inter-creditor agreement between the participants in the First Lien Revolver and the Second Lien Notes. Cash interest payable on the Second Lien Notes is 14% with an additional 2% interest payable-in-kind (“Second Lien Note PIK interest”). The Second Lien Note PIK interest is paid through the issuance of addition Second Lien Notes on each interest payment date. These additional Second Lien Notes issued as Second Lien Note PIK interest are identical in terms and conditions to the original Second Lien Notes.

Under the terms of the Second Lien Notes, we are required to exchange the Second Lien Notes for newly issued notes registered under the Securities Act (the “Registered Second Lien Notes”).  The Registered Second Lien Notes will have identical terms and conditions as the Second Lien Notes. On April 5, 2010, we commenced an offer to exchange the Second Lien Notes for Registered Second Lien Notes.  The exchange offer expired on May 3, 2010 with closing expected on May 6, 2010.  The tendered bonds represented 99.96% of the bonds outstanding.

For accounting purposes, the $278 million aggregate principal amount of Second Lien Notes exchanged for $347.5 million aggregate principal amount of Registered Second Lien Notes were recorded at the carrying value of the Registered Second Lien Notes ($347.5 million) and the $69.5 million difference between face value of the Second Lien Notes and carrying value of the Registered Second Lien Notes will be amortized as a reduction of interest expense over the life of the Registered Second Lien Notes.

For accounting purposes, the $60 million aggregate principal amount of Second Lien Notes for which we received cash for were recorded based on the relative fair market values of the Second Lien Notes and the 2.6 million shares of common stock issued using closing price of $10.60 per share of our common stock on November 12, 2009. Based on these relative fair market values, the $60 million aggregate principal amount of Second Lien Notes was recorded at $40.9 million and the common shares were recorded at $19.1 million. The $19.1 million discount between the face value of the $60 million aggregate principal amount of Second Lien Notes and their recorded value will be amortized as an increase in interest expense over the life of the Second Lien Notes.

We believe that the fair value of the $338.6 million aggregate principal amount of the Second Lien Notes outstanding as of March 31, 2010 was $390.2 million.

Put Premium Financing

We finance puts that we purchase with our hedge providers. Substantially all of our commodity hedges are done with members of our bank groups. Put financing is accounted for as debt and this indebtedness is pari pasu with borrowings under the first lien revolver. The hedge financing is structured to mature when the put settles so that we realize the value net of hedge financing. As of March 31, 2010 and June 30, 2009, our outstanding hedge financing totaled $2.6 million and $3.9 million, respectively.

Interest Expense

For the three months and nine months ended March 31, 2010 and 2009, interest expense consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Revolving credit facility	$2,432	$2,789	$8,541	$9,258
High yield facility	6,818	15,343	33,487	49,617
16% Second Lien Notes	13,521	—	20,732	—
Amortization of debt issue cost - Revolving credit facility	965	544	1,869	1,116
Amortization of debt issue cost - High yield facility	589	714	1,933	2,142
Amortization of debt issue cost - 16% Second Lien Notes	29	—	43	—
Premium amortization - 16% exchange Second Lien Notes	(3,791)	—	(5,686)	—
Discount amortization - 16% private placement Second Lien Notes	1,042	—	1,563	—
Write-off of debt issue costs - Retirement of $126 million in bonds	—	—	1,750	—
Write-off of debt issue costs –Reduction in revolving credit facility	—	—	447	—
Put premium financing and other	232	289	2,465	1,019
	$21,837	$19,679	$67,144	$63,152

Note 7 – Note Payable

On July 22, 2009, we entered into a note to finance a portion of our insurance premiums.  The note is for a total face amount of $19.5 million and bears interest at an annual rate of 3.2 percent.  The note amortized over nine months and there is no remaining balance at March 31, 2010.

Note 8 – Asset Retirement Obligations

The following table describes the changes to our asset retirement obligations (in thousands):

Balance at June 30, 2009	$144,199
Liabilities acquired	63,722
Liabilities incurred	2,460
Liabilities settled	(58,823)
Revisions	(2,267)
Accretion expense	17,641
Total balance at March 31, 2010	166,932
Less current portion	40,278
Long-term balance at March 31, 2010	$126,654

As discussed in Note 4, the asset retirement obligations acquired essentially relate to the Mit Acquisition.

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

Cash settlements, net of the amortization of purchased put premiums on effective cash flow hedges for the three months ended March 31, 2010 resulted in an increase in crude oil and natural gas sales in the amount of $9.3 million. For the three months ended March 31, 2010, we recognized a loss of approximately $0.9 million related to the net price ineffectiveness of our hedged crude oil and natural gas contracts and a realized gain of approximately $0.3 million and an unrealized gain of approximately $0.3 million, respectively, on derivative financial transactions that did not qualify for hedge accounting.

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

Cash settlements, net of the amortization of purchased put premiums on effective cash flow hedges for the nine months ended March 31, 2010 resulted in an increase in crude oil and natural gas sales in the amount of $40.1 million. For the nine months ended March 31, 2010, we recognized a loss of approximately $1.5 million related to the net price ineffectiveness of our hedged crude oil and natural gas contracts and a realized gain of approximately $10.4 million and an unrealized loss of approximately $4.9 million, respectively, on derivative financial transactions that did not qualify for hedge accounting.

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

In March 2009 and February 2010, we monetized certain hedge positions and received cash proceeds of $66.5 million and $5.0 million, respectively. These amounts are carried in stockholders’ equity as part of other comprehensive income and will be recognized in income over the contract life of the underlying hedge contracts. Crude oil and natural gas sales were increased by $10.4 million and $33.4 million for three months and nine months ended March 31, 2010, respectively, related to these monetized hedges and, as a result of the future amortization of these hedges, crude oil and natural gas sales will be increased as follows (in thousands):

Three months ended June 30, 2010	$10,341
Three months ended September 30, 2010	9,115
Three months ended December 31, 2010	7,721

As of March 31, 2010, we had the following contracts outstanding (Asset and Fair Value Gain in thousands):

	Crude Oil				Natural Gas
	Volume (MBbls)	Contract Price (1)	Total		Volume (MMMBtus)	Contract Price (1)	Total		Total
Period			Asset (Liability)	Fair Value Gain (Loss)			Asset (Liability)	Fair Value Gain (Loss)	Asset (Liability)	Fair Value Gain (Loss)(2)

Put Spreads
04/10 – 3/11	1,581	$64.61/$70.39	$1,638	$257	730	$6.00/$8.00	$26		$1,664	$257
04/11 – 3/12	410	65.00/70.00	303	(66)					303	(66)
			1,941	191			26		1,967	191
Puts
04/10 – 3/11	731	72.14	(2,463)	364					(2,463)	364
04/11 – 3/12	137	72.14	(255)	(60)					(255)	(60)
			(2,718)	304					(2,718)	304

Swaps
04/10 – 3/11	3,008	73.96	(23,570)	15,396	12,265	5.85	11,520	$(6,062)	(12,050)	9,334
04/11 – 3/12	1,443	79.85	(7,969)	4,917	9,705	6.61	10,252	(6,664)	2,283	(1,747)
04/12 – 3/13	688	81.95	(2,481)	1,612	4,813	6.39	2,593	(1,686)	112	(74)
			(34,020)	21,925			24,365	(14,412)	(9,655)	7,513
Collars
04/10 – 3/11	275	74.00/79.50	(1,351)	878					(1,351)	878

Three-Way Collars
04/10 – 3/11	48	55.00/70.00/82.10	(194)	126	2,920	5.85/7.85/10.69	6,135	(3,988)	5,941	(3,862)
04/11 – 3/12					2,750	5.50/7.50/10.55	3,900	(2,535)	3,900	(2,535)
			(194)	126			10,035	(6,523)	9,841	(6,397)
Total Gain (Loss) on Derivatives			$(36,342)	$23,424			$34,426	$(20,935)	$(1,916)	$2,489

 (1) The contract price is weighted-averaged by contract volume.
(2)	The gain(loss) on derivative contracts is net of applicable income taxes and includes only those contracts that have been designated as hedges.

The following table quantifies the fair values, on a gross basis, of all our derivative contracts and identifies its balance sheet location as of March 31, 2010 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under Statement 133
Commodity Contracts	Derivative financial instruments		Derivative financial instruments
	Current	$17,910	Current	$26,720
	Non-current	16,798	Non-current	10,697
		34,708		37,417
Interest Rate Contracts			Derivative financial instruments
			Current	964

Total derivatives designated as hedging instruments under Statement 133		34,708		38,381

Derivatives not designated as hedging instruments under Statement 133
Commodity Contracts	Derivative financial instruments		Derivative financial instruments
	Current	3,984	Current	2
	Non-current	2,878	Non-current	24
Total derivatives not designated as hedging instruments under Statement 133		6,862		26
Total derivatives		$41,570		$38,407

The following table quantifies the fair values, on a gross basis, the effect of derivatives on our financial performance and cash flows for the nine months ended March 31, 2010 (in thousands):

		Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from OCI into Income (Effective Portion)	Location of (Gain) Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of (Gain) Loss Reclassified from OCI into Income (Ineffective Portion)
Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of (Gain) Loss Recognized in Income on Derivative (Effective Portion)

Commodity Contracts	$26,242	Revenue	$(40,068)	(Gain) /Loss on derivative financial instruments	$1,538

Interest Rate Contracts	(1,632)	Interest expense	(2,891)	(Gain) / Loss on derivative financial instruments	-

Total	$24,610		$(42,959)		$1,538

Derivatives Not Designated as Hedging Instruments under Statement 133		Amount of (Gain) Loss Recognized in Income on Derivative
	Location of (Gain) Loss Recognized in Income on Derivative

Commodity Contracts	(Gain) loss on derivative financial instruments	$(5,546)

We have reviewed the financial strength of our hedge counterparties and believe the credit risk to be minimal.  At March 31, 2010, we had no deposits for collateral with our counterparties.

On June 26, 2006, we entered into an interest rate costless collar to mitigate the risk of loss due to changes in interest rates.  The dollar amount hedged was $75 million with the interest rate collar being 5.45% to 5.75%.  At March 31, 2010, we had deferred $0.6 million, net of tax benefit, in losses in OCI related to this instrument.

The following table reconciles the changes in accumulated other comprehensive income (loss) (in thousands):

Accumulated other comprehensive income – June 30, 2009	$38,497
Hedging activities:
Commodity
Change in fair value (loss)	(17,756)
Reclassified to income (loss)	(8,487)
Interest rate
Change in fair value	1,005
Reclassified to income	627
Accumulated other comprehensive income –March 31, 2010	$13,886

The amounts expected to be reclassified to income in the next twelve months are $5.5 million income on our commodity hedges and a $1.0 million loss on our interest rate hedge.

Note 10 – Income Taxes

We are a Bermuda company and we are generally not subject to income tax in Bermuda. We operate through our various subsidiaries in the United States (“U.S.”); accordingly, income taxes have been provided based upon U.S. tax laws and rates as they apply to our current ownership structure.

During the year ended June 30, 2009, we incurred a significant impairment loss of our oil and gas properties due to the steep decline in global energy prices over that same time period.  As a result, we are in a position of cumulative reporting losses for the current and preceding reporting periods.  The volatility of energy prices and uncertainty of when energy prices may rebound is problematic and not readily determinable.  This general fact pattern does not allow us to project sufficient sources of future taxable income to offset our tax loss carryforwards and net deferred tax assets in the U.S. Under these current circumstances, it is management’s opinion that the realization of these tax attributes beyond the reversal of existing taxable temporary differences does not reach the “more likely than not” criteria under authoritative guidance that applies to income taxes.  As a result, we have previously established and continue to maintain a full valuation allowance against our U.S. net deferred tax assets as of March 31, 2010.

In establishing the valuation allowance against the U.S. net deferred tax assets in the current and prior reporting periods, the Company has relied upon the future reversal of taxable temporary differences associated with deferred income reported in Other Comprehensive Income (“OCI”) as a source of future taxable income as required by GAAP. For the three months and nine months ended March 31, 2010, the Company experienced a decrease in OCI. This reduction in the deferred income associated with OCI has caused the Company to increase the valuation allowance during the three months and nine months ended March 31, 2010, because of the decrease in the future reversal of taxable temporary differences as a source of future taxable income in the U.S.

Our Bermuda Companies continue to report a tax provision relating to the accrued U.S. withholding tax required on any interest payments made from the U.S. Companies to the Bermuda Companies. We have accrued a withholding obligation of $7,764,000 for the nine months ended March 31, 2010. The cumulative withholding obligation is $34,736,000 through March 31, 2010.

Our effective tax rates for the three months and nine months ended March 31, 2010 and 2009 were approximately as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Effective Rate	24.8%	(0.7)%	58.1%	7.8%

As discussed above, the significant variance from the U.S. statutory rate is primarily due to the increase in the valuation allowance against the U.S. net deferred tax assets and the accrual of the U.S. withholding obligation related to the interest income payable to the Bermuda Companies for which no deduction for interest expense is currently allowable to the U.S. group.

Note 11 — Employee Benefit Plans

The Energy XXI Services, LLC 2006 Long-Term Incentive Plan (“Incentive Plan”). We maintain an incentive and retention program for our employees. Participation shares (or “Phantom Stock Units”) are issued from time to time at a value equal to our common share price at the time of issue. The Phantom Stock Units generally vest equally over a three-year period. When vesting occurs, we pay the employee an amount equal to the then current common share price times the number of Phantom Stock Units that have vested, plus the cumulative value of dividends applicable to our common stock. For fiscal 2010, we also awarded performance units.  Of the total performance units awarded, 25% are time-based performance units (“Time Based Performance Units”) and 75% are Total Shareholder Return Performance-Based Units (“TSR Performance Based Units”).  Both the Time-Based Performance Units and TSR Performance Based Units vest in equal installments on July 21, 2010, 2011 and 2012.

Time Based Performance Units. The amount due to the employee at the vesting date is equal to the grant date unit value of $5.00 plus any increase in stock price over the performance period, multiplied by the number of units that vest. The initial stock price used in determining the change in stock price is $7.40 per share.

TSR Performance Based Units. For each TSR Performance Based Unit, the employee will receive a cash payment equal to the grant date unit of $5.00 multiplied by (1) the cumulative percentage change in the price per share of the Company’s common stock from the date on which the TSR Performance Based Units were granted (the “Total Shareholder Return”) and (2) the TSR Unit Number Modifier, as set forth below.

•	If the Total Shareholder Return is less than 5%, then the TSR Unit Number Modifier is set at 0%.

•	If the Total Shareholder Return is above 5% but less than 15%, then the TSR Unit Modifier is calculated by multiplying the TSR percentage by five and adding 25%.

•	If the Total Shareholder Return is above 15% but less than or equal to 30%, then the TSR Unit Number Modifier is calculated by multiplying the TSR as a percentage by six and two-thirds.

•	If the Total Shareholder Return is greater than or equal to 30%, then the TSR Unit Number Modifier is set at 200%.

In addition, the employee may have the opportunity to earn additional compensation based on the Company’s Total Shareholder Return at the end of the third Performance Period.

At our discretion, at the time the Phantom Stock Units and Performance Based Units vest, employees will settle in either common shares or cash. Upon a change in control of the Company, all outstanding Phantom Stock Units and Performance Based Units become immediately vested and payable. Although historically, we have paid all vesting awards in cash, for the fiscal 2010 award, we may pay 25% in common stock.

As of March 31, 2010, we have 1,700,639 unvested Phantom Stock units and 317,775 unvested Performance Units.  For the three months and nine months ended March 31, 2010 and 2009, we recognized compensation expense of $4.5 million, $8.2 million, $0.1 and $0.3 million, respectively, related to our Phantom Stock units.  For the three months and nine months ended March 31, 2010, we recognized compensation expense of $4.4 million and $7.4 million, respectively, related to our Performance Units.  A liability has been recognized as of March 31, 2010 in the amount of $14.4 million, in accrued liabilities in the accompanying consolidated balance sheet.  The amount of the liability will be remeasured at fair value, which is based on period-end stock price, as of each reporting date.

Restricted Shares activity is as follows:

		Average
		Grant-date
	Number	Fair value
	Of Shares	Per Share
Non-vested at June 30, 2009	141,963	$25.90
Vested during the nine months ended March 31, 2010	40,821
Non-vested at March 31, 2010	101,142	$26.40

We determine the fair value of the Restricted Shares based on the market price of our Common Stock on the date of grant.  Compensation cost for the Restricted Shares is recognized on a straight line basis over the service period.  For the three months and nine months ended March 31, 2010 and 2009, we recognized compensation expense of $0.4 million, $1.2 million, $0.5 million and $1.4 million, respectively, related to our Restricted Shares.  As of March 31, 2010 there was approximately $1.5 million of unrecognized compensation cost related to non-vested Restricted Shares.  We expect approximately $0.4 million to be recognized over fiscal 2010, $1.0 million to be recognized during the fiscal year ended 2011 and $0.1 million to be recognized during the fiscal year ended 2012.

Effective as of July 1, 2008, we adopted the Energy XXI Services, LLC 2008 Fair Market Value Stock Purchase Plan (“2008 Purchase Plan”), which allows eligible employees, directors, and other service providers of ours and our subsidiaries to purchase from us shares of our common stock that have either been purchased by us on the open market or that have been newly issued by us.  During the three months and nine months ended March 31, 2010 and 2009, we issued 109,477 shares, 217,746 shares, 20,112 shares and 97,482 shares, respectively, under the 2008 Purchase Plan.

In November 2008 we adopted the Energy XXI Services, LLC Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) which allows employees to purchase common stock at a 15% discount from the lower of the common stock closing price on the first or last day of the period.  The current period is from January 1, 2010 to June 30, 2010.  For the three months and nine months ended March 31, 2010 and 2009, we had charged $162,000, $255,000, $126,000 and $160,000, respectively, to compensation expense related to this plan.  The plan has a limit of 1,000,000 common shares.  During the nine months ended March 31, 2010, we issued 163,682 shares under the Employee Stock Purchase Plan.

In September 2008, our Board of Directors granted 300,000 stock options to certain officers. These options to purchase our common stock were granted with an exercise price of $17.50 per share. These options vest over a three year period and may be exercised any time prior to September 10, 2018.  As of March 31, 2010, 240,000 of the stock options remain unvested with 90,000 options vesting on September 10, 2010 and 150,000 options vesting on September 10, 2011.  None of the vested options have been exercised.

Our net income (loss) for the three months ended March 31, 2010 and 2009 includes approximately $0.2 million and $0.4 million, respectively of compensation costs related to stock options. Our net income (loss) for the nine months ended March 31, 2010 and 2009 includes approximately $0.8 million and $0.9 million, respectively, of compensation costs related to stock options. As of March 31, 2010 there was $0.9 million of unrecognized compensation expense related to non-vested stock option grants. We expect approximately $0.2 million to be recognized over the remainder of fiscal 2010 and approximately $0.6 million and $0.1 million to be recognized during the fiscal years ended 2011 and 2012, respectively.

We utilize the Black-Scholes model to determine fair value, which incorporates assumptions to value stock-based awards. The dividend yield on our common stock was based on actual dividends paid at the time of the grant. The expected volatility is based on historical volatility of our common stock. The risk-free interest rate is the related United States Treasury yield curve for periods within the expected term of the option at the time of grant.

Defined Contribution Plans. Our employees are covered by a discretionary noncontributory profit sharing plan.  The plan provides for annual employer contributions up to 10% of annual compensation.  We also sponsor a qualified 401(k) Plan which provides for matching.  The cost to us under these plans for the three months ended March 31, 2010 and 2009 was $0.5 million for profit sharing and $0.6 million for the 401(k) Plan and $0.5 million for profit sharing and $0.3 million for the 401(k) Plan, respectively. The cost to us under these plans for the nine months ended March 31, 2010 and 2009 was $2.4 million for profit sharing and $1.2 million for the 401(k) Plan and $1.5 million for profit sharing and $1.0 million for the 401(k) Plan, respectively.

Note 12 – Stockholders’ Equity

Common Stock

At our 2009 AGM, our shareholders approved a share consolidation or reverse stock split at certain pre-determined ratios at any time prior to December 31, 2010, subject to the approval of our board of directors. In January 2010, our board of directors approved a 1:5 stock consolidation or reverse stock split effective January 29, 2010. The shareholders also voted to increase our authorized capital from 80,000,000 common shares, par value $.005 per share to 200,000,000 common shares by creating 120,000,000 new common shares.

Our common stock trades on The NASDAQ Capital Market (the “NASDAQ”) and on the London Stock Exchange Alternative Investment Market (“AIM”) under the symbol “EXXI.” Our restricted common stock trades on the AIM under the symbol “EXXS.” Our shareholders are entitled to one vote for each share of common stock held on all matters to be voted on by shareholders.

On December 14, 2009, we closed on an offering of 18,000,000 shares of $.001 par value common stock at a price of $9.50 per share, less $0.50 per share underwriters’ commission. On December 28, 2009, the underwriters exercised their over-allotment option acquiring an additional 821,046 shares at $9.50 per share, less $0.50 per share in underwriters’ commissions. We received net proceeds for the combined common stock offerings, after deducting $0.50 per share underwriters’ commissions and offering costs of $188.0 million.

Preferred Stock

Our bye-laws authorize the issuance of 2,500,000 shares of preferred stock.  Our board of directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock.

On December 14, 2009, the Company sold 1,100,000 shares of 7.25% convertible cumulative perpetual preferred stock (our “Convertible Preferred Stock”) at a $100 per share. Net proceeds to the Company after deducting the 3% underwriters’ commission were $106.6 million.

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

Unit Purchase Option

As part of the placement on the AIM in October 2005, we issued to an underwriter and its designees (including its officers) an option (exercisable in whole or part) to subscribe up to 1,000,000 Units at a price of $33.00 per Unit. Each unit would consist of one common share and two warrants.  The warrants would each be convertible into a share of our common stock at $25.00 per share with an expiration date of October 20, 2009. Fair value of the options, determined by using the Black-Scholes pricing model, was approximately $8.2 million, and recorded as a cost of the Placement in stockholders’ equity and additional paid-in capital. The Units expire on October 20, 2010; however, the warrants contained in each Unit expired on October 20, 2009. There were no unit purchase options exercised at March 31, 2010.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net Income (Loss)	$11,088	$(120,618)	$15,234	$(554,472)
Preferred Stock Dividends	1,994	—	2,326	—
Net Income (Loss) Available for Common Stockholders	$9,094	$(120,618)	$12,908	$(554,472)

Weighted average shares outstanding for basic EPS	50,713	28,866	37,790	28,886
Add dilutive securities	10,017	—	336	—
Weighted average shares outstanding for diluted EPS	60,730	28,866	38,126	28,886

Earnings (Loss) Per Share
Basic	$0.18	$(4.18)	$0.34	$(19.20)
Diluted	$0.18	$(4.18)	$0.34	$(19.20)

For the nine months ended March 31, 2010, 3,732,862 common stock equivalents were excluded from the diluted average shares due to an anti-dilutive effect.  For the three months and nine months ended March 31, 2009, 174,955 and 140,144 common stock equivalents, respectively, were excluded from the diluted average shares due to an anti-dilutive effect.

Note 14 — Commitments and Contingencies

Litigation. We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material affect on our financial position or results of operations.

Lease Commitments.  We have a non-cancelable operating lease for office space that expires on December 31, 2017.  Future minimum lease commitments as of March 31, 2010 under the operating leases are as follows (in thousands):

Twelve Months Ending March 31,

2011	$1,352
2012	1,352
2013	1,352
2014	1,352
2015	1,352
Thereafter	3,703
Total	$10,463

Rent expense for the three months and nine months ended March 31, 2010 and 2009 was approximately $550,000 and $568,000 and $1,686,000 and $1,614,000, respectively.

Letters of Credit and Performance Bonds. We had $33.0 million in letters of credit and $112.1 million of performance bonds outstanding as of March 31, 2010.

Drilling Rig Commitments. We entered into a drilling rig commitment commencing on March 17, 2010 at $35,000 per day until well completion. The commitment extends past March 31, 2010, thus, the commitment amount cannot be calculated since the well completion date is not known.  We are also committed to a turnkey well for $2.5 million payable upon successful drilling and evaluation of the well.

Note 15 — Fair Value of Financial Instruments

            On July 1, 2008, we adopted an update that expands the disclosure requirements for financial instruments and other derivatives recorded at fair value, and also requires that a company’s own credit risk be considered in determining the fair value of those instruments. The adoption resulted in a $10 million pre-tax increase in other comprehensive income and a $10 million reduction of our liabilities to reflect the consideration of our credit risk on our liabilities that are recorded at fair value.

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

            Listed below are our financial instruments classified in each level and a description of the significant inputs utilized to determine their fair value at March 31, 2010 (in thousands):

	Level 2	Level 3	Total
Assets:
Natural Gas and Oil Derivatives	$22,121		$22,121

Liabilities:
Natural Gas and Oil Derivatives	$17,994		$17,994
Interest Rate Collar		$964	964
Total Liabilities	$17,994	$964	$18,958

The following table sets forth a reconciliation of changes in the fair value of derivatives classified as Level 3 (in thousands):

Interest Rate Collar
Balance at July 1, 2009	$3,474
Total loss included in other comprehensive income	381
Settlements	(2,891)
Balance at March 31, 2010	$964

Note 16 — Prepaid Expenses and Other Current Assets and Accrued Liabilities

Prepaid expenses and other current assets and accrued liabilities consist of the following (in thousands):

	March 31, 2010	June 30, 2009

Prepaid expenses and other current assets
Advances to joint interest partners	$12,978	$7,858
Insurance	7,874	168
Inventory	5,526	5,526
Other	4,357	2,766
Total prepaid expenses and other current assets	$30,735	$16,318

Accrued liabilities
Advances from joint interest partners	$4,346	$338
Employee benefits and payroll	14,816	8,096
Interest	25,217	4,855
Accrued hedge revenue	9,562	8,179
Undistributed oil and gas proceeds	13,165	11,744
Other	2,966	2,968
Total accrued liabilities	$70,072	$36,180

Note 17 – Supplemental Cash Flow Information

The following represents our supplemental cash flow information (in thousands):

	Nine Months Ended March 31,
	2010	2009

Cash paid for interest	$44,492	$41,738
Cash paid for income taxes	—	$716

The following represents our non-cash investing and financing activities (in thousands):

	Nine Months Ended March 31,
	2010	2009

Additions to property and equipment by recognizing asset retirement obligations	$63,915	$4,136
Financing of insurance premiums	—	3,167
Preferred stock dividends	332	—

ITEM 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature.  These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us.  While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.  All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions.  Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	our business strategy;

•	our financial position;

•	the extent to which we are leveraged;

•	our cash flow and liquidity;

•	declines in the prices we receive for our oil and gas affecting our operating results and cash flows;

•	economic slowdowns that can adversely affect consumption of oil and gas by businesses and consumers;

•	uncertainties in estimating our oil and gas reserves;

•	replacing our oil and gas reserves;

•	uncertainties in exploring for and producing oil and gas;

•	our inability to obtain additional financing necessary in order to fund our operations, capital expenditures, and to meet our other obligations;

•	availability of drilling and production equipment and field service providers;

•	disruption of operations and damages due to hurricanes or tropical storms;

•	availability, cost and adequacy of insurance coverage;

•	competition in the oil and gas industry;

•	our inability to retain and attract key personnel;

•	the effects of government regulation and permitting and other legal requirements; and

•	costs associated with perfecting title for mineral rights in some of our properties.

Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, “Item 1A. Risk Factors” and elsewhere in this report, (2) our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, (3) our reports and registration statements filed from time to time with the SEC and (4) other announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Overview

            We are an independent oil and natural gas exploration and production company with properties focused in the U.S. Gulf Coast and the Gulf of Mexico. Our business strategy includes: (i) acquiring oil and gas properties; (ii) exploiting our core assets to enhance production and ultimate recover of reserves; and (iii) utilizing a small portion of our capital program to explore the ultra-deep shelf for large potential quantities of oil and gas. Our operations are geographically focused and we target acquisitions of oil and gas properties with which we can add value by increasing production and ultimate recovery of reserves, whether through exploitation or exploration, often using reprocessed seismic data to identify previously overlooked opportunities.

At March 31, 2010, we operated or had an interest in 288 producing wells on 148,784 net developed acres, including interests in 52 producing fields. All of our properties are located on the Gulf Coast and in the Gulf of Mexico, with approximately 84% of our proved reserves being offshore. This concentration facilitates our ability to manage the operated fields efficiently and our high number of wellbore locations provides diversification of our production and reserves. We believe operating our assets is key to our strategy; approximately 81% of our proved reserves are on properties operated by us. We have a seismic database covering approximately 3,100 square miles, primarily focused on our existing operations. This database has helped us identify at least 100 development and exploration opportunities. We believe the mature legacy fields on our acquired properties will lend themselves well to our aggressive exploitation strategy and expect to identify incremental exploration opportunities on the properties.

Outlook

Our revenue, cash flow from operations and future growth depend substantially on factors beyond our control, such as access to capital, economic, political and regulatory developments, and competition from other sources of energy. Multiple events during 2009 and to date in 2010 involving numerous financial institutions have effectively restricted current liquidity within the capital markets throughout the United States and around the world. Despite efforts by treasury and banking regulators in the United States, Europe and other nations around the world to provide liquidity to the financial sector, capital markets currently remain constrained.  As evidenced by our recent successful equity and debt exchange offerings, successful amendment of our first lien credit facility and recent successful equity and debt offerings by our peers, we believe that our access to capital has improved and we have been successful at improving our financial position to date.

Natural gas and oil prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for natural gas or oil could materially and adversely affect our financial position, our results of operations, the quantities of natural gas and oil reserves that we can economically produce and our access to capital. As required by our revolving credit facility, we have mitigated this volatility through December 2011 by implementing a hedging program on a portion of our total anticipated production during this time frame. See Note 9 of Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Highlights

Ultra-Deep Shelf Exploration and Development Activity

We participate in a joint venture (the “Partnership”) led by McMoRan Exploration Company with respect to several prospects in the ultra-deep shelf in the Gulf of Mexico.  Data received to date from ultra-deep shelf drilling with respect to the Davy Jones and Blackbeard West discovery wells in the Gulf of Mexico confirm geologic modeling that correlates objective sections on the shelf below the salt weld (i.e. listric fault) in the Miocene and older age sections to those productive sections seen in deepwater discoveries by other industry participants.  In addition to Davy Jones and Blackbeard West, the partnership has identified 15 ultra-deep shelf prospects in shallow water near existing infrastructure.  The partnership’s ultra-deep shelf drilling plans in calendar year 2010 include the Blackbeard East and Lafitte exploratory wells and delineation drilling at Davy Jones.  Future plans also include the John Paul Jones prospect located north of Davy Jones.

In February 2010, the Davy Jones discovery well on South Marsh Island Block 230 was drilled to a total depth of 29,000 feet. As reported in January 2010, the partnership logged 200 net feet of pay in multiple Eocene/Paleocene (Wilcox) sands in the well. In March 2010, a production liner was set and the well was temporarily abandoned until necessary equipment for the completion is available. The partnership, working with a team of experts, has initiated studies on the design for the completion of the well.  Flow testing is expected to confirm the ultimate hydrocarbon flow rates from the well. Various fast-track alternatives to flow test the well are being evaluated. Timing of the flow test and completion is uncertain and subject to a number of factors.

On April 7, 2010, the partnership commenced drilling the Davy Jones offset appraisal well (“Davy Jones #2”) on South Marsh Island Block 234, two and a half miles southwest of the discovery well. The well is currently drilling below 5,000 feet towards a proposed total depth of 29,950 feet. Davy Jones #2 is expected to test similar sections up-dip to the discovery well, as well as deeper objectives, including potential additional Wilcox and possibly Cretaceous (“Tuscaloosa”) sections.

Davy Jones involves a large ultra-deep shelf structure encompassing four lease blocks (20,000 acres). We are funding 14.1 percent of the exploratory costs to earn a 15.8 percent working interest and 12.6 percent net revenue interest in Davy Jones.  Our investment in both wells at Davy Jones to date totaled about $18 million.

                The Blackbeard East ultra-deep shelf exploration well commenced drilling on March 8, 2010 and is drilling below 15,200 feet. The well, which is located in 80 feet of water on South Timbalier Block144, has a proposed total depth of 29,950 feet, targeting Middle and Deep Miocene objectives seen below 30,000 feet in Blackbeard West, nine miles away. We are funding 16 percent of the exploratory costs to earn an 18 percent working interest and 14.35 percent net revenue interest in Blackbeard East.  Our investment in the well to date has totaled about $5 million.

The Lafitte ultra-deep exploration well is expected to commence drilling this summer.  Like Blackbeard East, Lafitte will target Middle and Deep Miocene objectives. Lafitte is located on Eugene Island Block 223 in 140 feet of water.

Information gained from the Blackbeard East and Lafitte wells will enable the partnership to consider priorities for future operations at Blackbeard West. As previously reported, the Blackbeard West ultra-deep exploratory well on South Timbalier Block 168 was drilled to 32,997 feet in 2008. Logs indicated four potential hydrocarbon bearing zones that require further evaluation, and the well was temporarily abandoned.  The Minerals Management Service (“MMS”) has granted a geophysical Suspension of Operations (“SOO”) to extend the terms of Blackbeard West leases. The SOO is allowing the partnership to evaluate whether to drill deeper at Blackbeard West, drill an offset location or complete the well to test the existing zones. Our investment in the Blackbeard West well totaled $27.2 million at March 31, 2010.

We expect to have sufficient cash flow from operations to fund our current commitments related to our ultra-deep shelf exploration and development activity.

Mit Acquisition

On December 22, 2009, we closed on the acquisition of certain Gulf of Mexico shelf oil and natural gas interests from MitEnergy Upstream LLC, a subsidiary of Mitsui & Co., Ltd. (the “Mit Acquisition”), for cash consideration of $273 million. For accounting purposes, we recorded this acquisition as effective November 20, 2009, the date that we gained control of the assets acquired and liabilities assumed. This acquisition was funded with cash on hand and net proceeds from the offering of 18,821,046 shares of our common stock and 1,100,000 shares of our 7.25% convertible cumulative perpetual preferred stock (our “Convertible Preferred Stock”) completed on December 12, 2009.

The Mit Acquisition involves mirror-image non-operated interests in the same group of properties we purchased from Pogo Producing Company in June 2007.  These properties include 30 fields of which production is approximately 77% crude oil and 80% of which is already operated by us.  Offshore leases included in this acquisition total nearly 33,000 net acres.

1-for-5 Share Consolidation

At our 2009 AGM, our shareholders approved a share consolidation or reverse stock split at certain pre-determined ratios at any time prior to December 31, 2010, subject to the approval of our board of directors. In January 2010, our board of directors approved a 1:5 stock consolidation effective January 29, 2010.  The shareholders also voted to increase our authorized capital from 80,000,000 common shares, par value $.005 per share, to 200,000,000 common shares by creating 120,000,000 new common shares.

Amendment to First Lien Credit Facility

In February 2010, EGC and its lenders amended the First Lien Revolver to:

•  Extend the maturity from June, 2011 to February, 2013;

•  Increase the borrowing base from $199 million to $350 million;

•  Reduce the face amount from $700 million to $400 million;

•  Amend the total leverage ratio covenant to require that the total leverage ratio not exceed 3.75 to 1.0 starting in March,   2010 and to not exceed 3.50 to 1.0 starting June 30, 2010; and

•  Amend the covenant to maintain only John D. Schiller, Jr. in his current executive position, subject to certain exceptions inthe event of death or disability.

Exchange Offer for Second Lien Notes

On November 12, 2009, we issued $338 million aggregate principal amount of 16% Second Lien Junior Secured Notes due 2014 (the “Second Lien Notes”).  The Second Lien Notes are secured by a second lien in our oil and gas properties.  In addition, the Second Lien Notes are governed by an inter-creditor agreement between the participants in the first lien revolving credit facility and the Second Lien Notes.  Cash interest payable on the Second Lien Notes is 14% with an additional 2% interest payable-in-kind (“Second Lien Note PIK interest”). The Second Lien Note PIK interest is paid through the issuance of addition Second Lien Notes on each interest payment date. These additional Second Lien Notes issued as Second Lien Note PIK interest are identical in terms and conditions to the original Second Lien Notes.

Under the terms of the Second Lien Notes, we are required to exchange the Second Lien Notes for newly issued notes registered under the Securities Act (the “Registered Second Lien Notes”).  The Registered Second Lien Notes will have identical terms and conditions as the Second Lien Notes.  On April 5, 2010, we commenced an offer to exchange the Second Lien Notes for Registered Second Lien Notes.  The exchange offer expired on May 3, 2010 with closing expected on May 6, 2010.  The tendered bonds represented 99.96% of the bonds outstanding.

Operational Information(In thousands except for unit amounts)

	Mar. 31, 2010	Dec. 31, 2009 (a)	Sept. 30, 2009	June 30, 2009	Mar. 31, 2009
Operating revenues
Crude oil sales	$117,932	$93,974	$58,114	$58,920	$46,492
Natural gas sales	22,872	16,812	9,770	15,168	20,435
Hedge gain	9,323	13,720	17,023	27,010	39,209
Total revenues	150,127	124,506	84,907	101,098	106,136
Percent of operating revenues from crude oil
Prior to hedge gain	83.8%	84.8%	85.6%	79.5%	69.5%
Including hedge gain	76.0	78.8	78.1%	70.8%	68.3%
Operating expenses
Lease operating expense
Insurance expense	6,602	7,827	5,954	4,356	4,980
Workover and maintenance	8,452	2,678	3,231	4,622	341
Direct lease operating expense	25,778	24,545	16,240	15,646	19,643
Total lease operating expense	40,832	35,050	25,425	24,624	24,964
Production taxes	870	1,007	1,275	(51)	1,587
Impairment of oil and gas properties	—	—	—	—	117,887
DD&A	50,761	44,972	35,351	39,744	50,052
General and administrative	14,452	14,022	8,066	6,168	6,117
Other – net	6,649	8,116	(1,133)	3,852	7,643
Total operating expenses	113,564	103,167	68,984	74,337	208,250
Operating income (loss)	$35,563	$21,339	$15,923	$26,761	$(102,114)

Sales volumes per day
Natural gas (MMcf)	48.4	40.7	33.2	41.1	49.2
Crude oil (MBbls)	17.3	14.2	10.0	11.9	12.5
Total (MBOE)	25.4	20.9	15.5	18.7	20.7
Percent of sales volumes from crude oil	68.3%	67.6%	64.5%	63.6%	60.3%

Average sales price
Natural gas per Mcf	$5.25	$4.49	$3.20	$4.06	$4.62
Hedge gain per Mcf	3.03	2.58	2.90	3.85	2.98
Total natural gas per Mcf	$8.28	$7.07	$6.10	$7.91	$7.60

Crude oil per Bbl	$75.54	$72.17	$63.44	$54.56	$41.40
Hedge gain (loss) per Bbl	(2.46)	3.13	8.93	11.68	23.16
Total crude oil per Bbl	$73.08	$75.30	$72.37	$66.24	$64.56

Total hedge gain per BOE	$4.08	$7.12	$11.95	$15.86	$21.07

Operating revenues per BOE	$65.65	$64.65	$59.59	$59.36	$57.04
Operating expenses per BOE
Lease operating expense
Insurance expense	2.89	4.06	4.18	2.56	2.68
Workover and maintenance	3.70	1.39	2.27	2.71	0.18
Direct lease operating expense	11.27	12.74	11.40	9.19	10.56
Total lease operating expense	17.86	18.19	17.85	14.46	13.42
Production taxes	0.38	0.52	0.89	(0.03)	0.85
Impairment of oil and gas properties	—	—	—	—	63.35
DD&A	22.20	23.35	24.81	23.34	26.90
General and administrative	6.32	7.28	5.66	3.62	3.29
Other – net	2.91	4.22	(0.80)	2.27	4.11
Total operating expenses	49.67	53.56	48.41	43.66	111.92
Operating income (loss) per BOE	$15.98	$11.09	$11.18	$15.70	$(54.88)

(a) Includes Mit Acquisition from November 21, 2009 through December 31, 2009.

Results of Operations

Three Months Ended March 31, 2010 Compared With the Three Months Ended March 31, 2009.

Our consolidated net income for the three months ended March 31, 2010 was $11.1 million or $0.18 diluted earnings per common share (“per share”) as compared to consolidated net loss of $120.6 million or $4.18 diluted loss per share for the three months ended March 31, 2009.The increase is primarily due to the impairment of oil and gas properties incurred in the prior fiscal year quarter coupled with higher production volumes and higher commodity prices in the current fiscal year quarter.

Price and Volume Variances

	Three Months Ended			Percent	Revenue
	March 31,		Increase	Increase	Increase
	2010	2009	(Decrease)	(Decrease)	(Decrease)
					(In thousands)
Price Variance (1)
Crude oil sales prices (per Bbl)	$73.08	$64.56	$8.52	13.2%	$9,568
Natural gas sales prices (per Mcf)	8.28	7.60	0.68	8.9%	2,995
Total price variance					12,563

Volume Variance
Crude oil sales volumes (MBbls)	1,561	1,123	438	39.0%	32,024
Natural gas sales volumes (MMcf)	4,354	4,426	(72)	(1.6)%	(596)
BOE sales volumes (MBOE)	2,287	1,861	426	22.9%
Percent of BOE from crude oil	68.3%	60.3%
Total volume variance					31,428

Total price and volume variance					$43,991

(1)  Commodity prices include the impact of hedging activities.

Revenue Variances

	Three Months Ended March 31,
	2010	2009	Increase	Percent Increase
	(In Thousands)

Crude oil	$114,095	$72,503	$41,592	57.4%
Natural gas	36,032	33,633	2,399	7.1%
Total revenues	$150,127	$106,136	$43,991	41.4%

Revenues

Our consolidated revenues increased $44.0 million in the third quarter of fiscal 2010 as compared to the same period in the prior fiscal year. Higher revenues were primarily due to higher crude oil production volumes as a result of the Mit Acquisition, coupled with higher crude oil and natural gas prices.  Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow.  Higher overall commodity prices improved revenues by $12.6 million in the third quarter of fiscal 2010. Average natural gas prices, including a $3.03 realized gain per Mcf related to hedging activities, increased $0.68 per Mcf during the third quarter of fiscal 2010, resulting in increased revenues of $3.0 million. Average crude oil prices, including a $2.46 realized loss per barrel related to hedging activities, increased $8.52 per barrel in the third quarter of fiscal 2010, resulting in increased revenues of $9.6 million.  Commodity prices are affected by many factors that are outside of our control. Therefore, commodity prices we received during the third quarter of fiscal 2010 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time could result in reduced cash from operating activities, potentially causing us to expend less on our capital program.  Lower spending on our capital program could result in a reduction of the amount of production volumes we are able to produce. We cannot accurately predict future commodity prices, and cannot be certain whether these events will occur.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow.  Higher total sales volumes in the third quarter of fiscal 2010 resulted in increased revenues of $31.4 million. Crude oil sales volumes increased 4.8MBbls per day in the third quarter of fiscal 2010, resulting in increased revenues of $32.0 million. Natural gas sales volumes decreased 0.8MMcf per day in the third quarter of fiscal 2010, resulting in decreased revenues of $0.6 million.  The increase in crude oil sales volumes in the third quarter of fiscal 2010 was primarily due to the Mit Acquisition. The decrease in natural gas sales volumes in the third quarter of fiscal 2010 was primarily due to the impact of temporary shut-ins caused by third-party pipeline outages and dredging operations conducted by the U.S. Corps of Engineers essentially offset by the increase due to the Mit Acquisition.

As mentioned above, depressed commodity prices over an extended period of time or other unforeseen events could occur that would result in our being unable to sustain a capital program that allows us to meet our production growth goals. However, we cannot predict whether such events will occur.

Below is a discussion of Costs and Expenses and Other (Income) Expense.

Costs and Expenses and Other (Income) Expense

	Three Months Ended March 31,				Increase
	2010		2009		(Decrease)
	Amount	Per BOE	Amount	Per BOE	Amount
Costs and expenses	(In Thousands, except per unit amounts)
Lease operating expense
Insurance expense	$6,602	$2.89	$4,980	$2.68	$1,622
Workover and maintenance	8,452	3.70	341	0.18	8,111
Direct lease operating expense	25,778	11.27	19,643	10.56	6,135
Total lease operating expense	40,832	17.86	24,964	13.42	15,868
Production taxes	870	0.38	1,587	0.85	(717)
Impairment of oil and gas properties	—	—	117,887	63.35	(117,887)
DD&A	50,761	22.20	50,052	26.90	709
Accretion of asset retirement obligations	6,335	2.77	4,723	2.54	1,612
General and administrative expense	14,452	6.32	6,117	3.29	8,335
Loss (gain) on derivative financial instruments	314	0.14	2,920	1.57	(2,606)
Total costs and expenses	$113,564	$49.67	$208,250	$111.92	$(94,686)

Other (income) expense
Other income	$(13)	$(0.01)	$(2,016)	$(1.08)	$2,003
Interest expense	21,837	9.55	19,679	10.57	2,158
Total other (income) expense	$21,824	$9.54	$17,663	$9.49	$4,161

Costs and expenses decreased $94.7 million in the third quarter of fiscal 2010.  This decrease in costs and expenses was primarily due to the impairment of oil and gas properties in the third quarter of fiscal 2009 partially offset by higher lease operating expense and higher general and administrative expense in the third quarter of fiscal 2010. Below is a discussion of costs and expenses.

DD&A expense increased $0.7 million as a result of increased production which was essentially offset by a lower DD&A rate. The lower DD&A rate was due to the impairment of oil and gas properties in the prior year quarter and the addition of the Mit Acquisition reserves in the current fiscal year.  The increase as a result of improved production ($11.5 million) was essentially offset by the impact of the lower DD&A rate ($10.8 million).  Lease operating expense increased $15.9 million in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.  This increase is primarily due to higher workover and maintenance costs in the third quarter of fiscal 2010 as a result of platform maintenance coupled with higher direct lease operating and well insurance expense as a result of the Mit acquisition.

 General and administrative expense increased $8.3 million in the third quarter of fiscal 2010 principally as a result of the bond exchange offer and higher compensation expense related to Phantom and Performance Units due to our rising common stock price.

Other (income) expense increased $4.2 million in the third quarter of fiscal 2010.  This increase was primarily due to the items discussed below.

Other income decreased $2.0 million due principally to lower interest bearing investments. Interest expense increased $2.2 million due to an increase in the overall interest rates partially offset by a decrease in borrowings.  On a per unit of production basis, interest expense decreased 9.6 percent, from $10.57/BOE to $9.55/BOE.

Income Tax Expense

Income tax expense increased $2.8 million in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009, primarily due to an increase in income before income taxes of $134.5 million and the establishment of a valuation allowance against the net deferred tax assets in the U.S. in the prior year quarter.  The effective income tax rate for the third quarter of fiscal 2010 increased from the third quarter of fiscal 2009 from (0.7) percent to 24.8 percent.

Nine Months Ended March 31, 2010 Compared with the Nine Months Ended March 31, 2009.

Our consolidated net income was $15.2 million or $0.34 diluted earnings per share for the first nine months of fiscal 2010 as compared to a consolidated net loss of $554.5 million or $19.20 diluted loss per share for the same prior year period.  The increase is primarily due to the impairment of oil and gas properties incurred in the prior fiscal year period coupled with higher crude sales volumes and crude oil prices partially offset by lower natural gas sales volumes and natural gas prices in the current fiscal year period. Below is a discussion of prices, volumes and revenue variances.

Sales Price and Volume Variances

	Nine Months Ended			Percent	Revenue
	March 31,		Increase	Increase	Increase
	2010	2009	(Decrease	(Decrease)	(Decrease)
					(In Thousands)
Price Variance (1)
Crude oil price (per Bbl)	$73.67	$72.16	$1.51	2.1%	$4,630
Natural gas price (per Mcf)	7.28	8.12	(0.84)	(10.3)%	(11,535)
Total price variance					(6,905)

Volume Variance
Crude oil sales volumes (MBbls)	3,780	3,066	714	23.3%	52,575
Natural gas sales volumes (MMcf)	11,149	13,732	(2,583)	(18.8)%	(18,862)
BOE sales volumes MBOE	5,638	5,355	283	5.3%
Percent of BOE from crude oil	67.0%	57.3%
Total volume variance					33,713

Total price and volume variance					$26,808

(1)  Commodity prices include hedging gains and losses.

Revenue Variances

	Nine Months Ended			Percent
	March 31,		Increase	Increase
	2010	2010	(Decrease)	(Decrease)
	(In Thousands)
Crude oil	$278,438	$221,233	$57,205	25.9%
Natural gas	81,102	111,499	(30,397)	(27.3)%
Total revenues	$359,540	$332,732	$26,808	8.1%

Revenues

Our consolidated revenues increased $26.8 million in the first nine months of fiscal 2010 as compared to the same period in the prior fiscal year. Higher revenues were primarily due to higher crude oil production volumes as a result of the Mit Acquisition  coupled with higher crude oil prices in the current period which increased revenues $52.6 million and $4.6 million, respectively.  Operating revenues were also impacted by lower natural gas production volumes which decreased revenues by $18.9 million and by lower natural gas sales prices which reduced revenues by $11.5 million. Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow.  Lower commodity prices contributed a net decrease of $6.9 million in revenues in the first nine months of fiscal 2010 as compared to the prior year period.  Average natural gas prices, including a $2.84 realized gain per Mcf related to hedging activities, decreased $0.84 per Mcf in the first nine months of fiscal 2010, resulting in decreased revenues of $11.5 million.  Average crude oil prices, including a $2.23 realized gain per barrel related to hedging activities, increased $1.51 per barrel in the first nine months of fiscal 2010, resulting in increased revenues of $4.6 million.  Commodity prices are affected by many factors that are outside of our control. Therefore, commodity prices we received in the first nine months of fiscal 2010 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time would result in reduced cash from operating activities potentially causing us to expend less on our capital program.  Lower spending on our capital program could result in a reduction of the amount of production volumes we are able to produce. We cannot accurately predict future commodity prices, and cannot be certain whether these events will occur.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow.  Crude oil sales volumes increased 2.6 MBbls per day in the first nine months of fiscal 2010, resulting in increased revenues of $52.6 million. Natural gas sales volumes decreased 9.4 MMcf per day in the first nine months of fiscal 2010, resulting in lower revenues of $18.9 million.  The increase in crude oil sales volumes in the first nine months of fiscal 2010 as compared to prior fiscal year’s first nine months was primarily due to the Mit Acquisition.  The decrease in natural gas sales volumes in the first nine months of fiscal 2010 as compared to prior fiscal year’s first nine months was primarily due to the impact of temporary shut-ins caused by third-part pipeline outages and dredging operations conducted by the U.S. Corps of Engineers partially offset by increased production as a result of the Mit Acquisition.

As mentioned above, depressed commodity prices over an extended period of time or other unforeseen events could occur that would result in our being unable to sustain a capital program that allows us to meet our production growth goals. However, we cannot predict whether such events will occur.

Below is a discussion of Costs and Expenses and Other (Income) Expense.

Costs and Expenses and Other (Income) Expense

	Nine Months Ended March 31,				Increase
	2010		2009		(Decrease)
	Amount	Per BOE	Amount	Per BOE	Amount
Costs and expenses	(In Thousands, except per unit amounts)
Lease operating expense
Insurance expense	$20,383	$3.62	$14,832	$2.77	$5,551
Workover and maintenance	14,361	2.55	11,308	2.11	3,053
Direct lease operating expense	66,563	11.81	71,386	13.33	(4,823)
Total lease operating expense	101,307	17.98	97,526	18.21	3,781
Production taxes	3,152	0.56	5,501	1.03	(2,349)
Impairment of oil and gas properties	—	—	576,996	107.76	(576,996)
DD&A	131,084	23.25	177,463	33.14	(46,379)
Accretion of asset retirement obligations	17,641	3.13	9,617	1.80	8,024
General and administrative expense	36,540	6.48	18,588	3.47	17,952
Loss (gain) on derivative financial instruments	(4,009)	(0.71)	(8,981)	(1.68)	4,972
Total costs and expenses	$285,715	$50.69	$876,710	$163.72	$(590,995)

Other (income) expense
Other income	$(29,657)	$(5.26)	$(5,454)	$(1.02)	$(24,103)
Interest expense	67,144	11.91	63,152	11.80	3,992
Total other (income) expense	$37,487	$6.65	$57,698	$10.78	$(20,211)

Costs and expenses decreased $591.0 million in the first nine months of fiscal 2010 as compared to the prior year period.  This decrease in costs and expenses was primarily due to the impairment of oil and gas properties in the first nine months of fiscal 2009 coupled by the net effect of the items discussed below.

DD&A expense decreased $46.4 million in the first nine months of fiscal 2010 as compared to the prior year period primarily due to a lower DD&A rate ($55.8 million).  The lower DD&A rate was due to the impairment of oil and gas properties in the prior year’s period and to the addition of the Mit Acquisition reserves.  The preceding was partially offset by improved production which increased DD&A expense by $9.4 million.  Lease operating expense increased $3.8 million in the first nine months of fiscal 2010 compared to first nine months of fiscal 2009.  This increase is primarily due to higher workover and maintenance costs in the first nine months of fiscal 2010 and higher well insurance expense as a result of higher insurance rates and the Mit Acquisition partially offset by lower direct lease operating expense.   Accretion of asset retirement obligations increased $8.0 million principally as a result of the Mit Acquisition.

General and administrative expense increased $18.0 million in the first nine months of fiscal 2010 principally as a result of the bond exchange offer and higher compensation expense related to Phantom and Performance Units due to our rising common stock price.

Other (income) expense increased $20.2 million in the first nine months of fiscal 2010 as compared to the prior year period.  This increase was primarily due to the items discussed below.

Other income increased $24.1 million due to the gain related to the repurchased $126 million of New Notes. (See Note 6)  Interest expense increased $4.0 million due to an increase in the overall interest rates partially offset by a decrease in borrowings.   On a per unit of production basis, interest expense increased 0.1 percent, from $11.80/BOE to $11.91/BOE.

Income Tax Expense

Income tax expense increased $68.3 million in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009, primarily due to an increase in income before income taxes of $638.0 million, and the establishment of a valuation allowance against the net deferred tax assets in the U.S. in the nine months ended March 31, 2009. The effective income tax rate for the first nine months of fiscal 2010 increased from the first nine months of fiscal 2009 from a benefit of 7.8 percent to 58.1 percent.

Liquidity

Overview

 During the nine months ended March 31, 2010, we have:

•	Issued $278 million of Second Lien Notes in exchange for $347.5 million of high yield 10% Senior Notes due 2013 (the “Registered Senior Notes”);

•	Issued $60 million in Second Lien Notes and 2.6 million shares of our common stock for $60 million in cash;

•	Issued 18.8 million shares of our common stock and 1.1 million shares of our Convertible Preferred Stock;

•	Acquired certain Gulf of Mexico shelf oil and gas properties in the Mit Acquisition for $273 million in cash; and

•	Amended our first lien revolving credit facility extending the maturity to February 2013.

The March 31, 2010 principal balance of our first lien revolving credit facility, Registered Senior Notes and Second Lien Notes and related maturity dates are as follows:

•	First lien revolving credit facility - $89.5 million – Due February 2013;

•	Registered Senior Notes - $276.5 million – Due June 2013; and

•	Second Lien Notes - $338.6 million – Due June 2014.

As of March 31, 2010, we have procured bonding in the amount of approximately $112.1 million to secure the supplemental bonding requirements of the MMS to comply with MMS regulations governing, among other things, plugging and abandonment of wells on the outer continental shelf of the Gulf of Mexico and the removal of facilities, approximately $98 million of the bonds were issued to the MMS.  In order to procure such bonding, we issued letters of credit and or cash deposits of approximately $33.0 million to secure the bonds and have ongoing collateral requirements.  As of March 31, 2010, we had $33.0 million in letters of credit supporting such bonds.

In March 2010, the MMS issued a letter that the Company qualifies for a supplemental bonding waiver.  The MMS has released the bonds and the Company is in the process of having the bonds and related letters of credit securing the bonds released by the respective third parties.

Capital Resources

Our revised fiscal 2010 capital budget, excluding acquisitions, abandonment costs and reimbursable hurricane-related spending is expected to be approximately $156 million. We intend to fund our capital expenditure program, contractual commitments, including settlement of derivative contracts, and future acquisitions from cash on hand, cash flows from operations and borrowings under our credit facility. Notwithstanding the continued weakness in credit markets, we believe our available liquidity will be sufficient to meet our funding requirements through March 31, 2011.  However, future cash flows are subject to a number of variables, including the level of crude oil and natural gas production and prices.  There can be no assurance that cash flow from operations or other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.  If an acquisition opportunity arises, we may also seek to access public markets to issue additional debt and/or equity securities. Cash flows from operations were used primarily to fund exploration and development expenditures during the first nine months of fiscal 2010.

Net cash provided by operating activities in the first nine months of fiscal 2010 was $80.4 million as compared to $174.4 million provided by operating activities in the first nine months of fiscal 2009.  The decrease is due in part to lower proceeds from sale of derivative instruments and higher costs and expenses.  Key drivers of net operating cash flows are commodity prices, production volumes and costs and expenses. Average natural gas prices decreased 10.3% in the first nine months of fiscal 2010 from the same period last year and natural gas sales decreased 18.8% in the first nine months of fiscal 2010 from the same period last year.   Changes in operating assets and liabilities decreased $11.5million primarily due to asset retirement obligations, accounts payable and accrued liabilities and insurance related accounts receivable.

Contractual Obligations

Information about contractual obligations at March 31, 2010 did not change materially, other than as disclosed  in Notes 6 and 14 to accompanying Consolidated Financial Statements, from the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2009.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 “Notes to Consolidated Financial Statements”, included in our Annual Report on Form 10-K for the year ended June 30, 2009.  Also refer to Note 2 “Recent Accounting Pronouncements” to accompanying Consolidated Financial Statements.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Item 1. Financial Statements – Note 2 – Recent Accounting Pronouncements of this Quarterly Report on Form 10-Q.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Market-Sensitive Instruments and Risk Management

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (the “2009 Annual Report”).

We are exposed to a variety of market risks, including commodity price risk and interest rate risk.  We address these risks through a program of risk management which includes the use of derivative instruments.  The following quantitative and qualitative information is provided about financial instruments to which we are a party at March 31, 20020, and from which we may incur future gains or losses from changes in market interest rates or commodity prices.

Hypothetical changes in commodity prices and interest rates chosen for the following estimated sensitivity analysis are considered to be reasonably possible near-term changes generally based upon conditions of past fluctuations for each risk category.  However, since it is not possible to accurately predict future changes in interest rates and commodity prices, these hypothetical changes may not necessarily be an indicator of probable future fluctuations.

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

            We typically hedge up to three years.  We have minimum and maximum hedge limits in our first lien revolving credit facility.  Typically we have 60% to 80% of our production volumes hedged in prompt twelve months, 30% to 40% hedged during the second twelve months and 20% to 30 % hedged during the third twelve months.  We also vary the mix of hedges and modify the percentage hedged based upon our bias for price expectations.

Based on the March 31, 2010 published forward commodity price curves for the underlying commodities, a price increase of 10% per barrel for crude oil would decrease the fair value of our net commodity derivative asset by approximately $37.5 million. A price increase of 10% per MMBtu for natural gas would decrease the fair value of our net commodity derivative asset by approximately $14.5 million.

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

Interest Rate Risk

On June 26, 2006, we entered into an interest rate costless collar to mitigate the risk of loss due to changes in interest rates. The dollar amount hedged was $75 million with the interest rate collar being 5.45% to 5.75 percent. At March 31, 2010, the fair value of this instrument, which was designated as a financial hedge, prior to the impact of federal income tax, was a loss of $1.0 million.  In April 2010, we made our last payment under the interest rate costless collar.

 A 1% increase in interest rates would increase our interest expense approximately $0.7 million for the remainder of fiscal 2010.

We will generally invest cash equivalents in high-quality credit instruments consisting primarily of money market funds with maturities of 90 days or less. We do not expect any material loss from cash equivalents and therefore we believe its interest rate exposure on invested funds is not material.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of certain members of our management, including the Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a –15(f) and 15d –15(f) under the Exchange Act) during our quarterly period ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                           Legal Proceedings

We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our financial position or results of operations.

ITEM 1A.                           Risk Factors

Our business faces many risks. Any of the risks discussed below or elsewhere in this Quarterly Report on Form 10-Q or our other SEC filings, could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.  For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our common stock, please refer to the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2009 as supplemented by the risk factors set forth below. There has been no material change in the risk factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2009 other than those set forth below. For further information, see Part I—Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2009.

Recent events in the Gulf of Mexico may increase risks, costs and delays in our offshore operations.

    The recent explosion and sinking of the Deepwater Horizon drilling rig in the Gulf of Mexico, as well as the resulting oil spill, may lead to increased governmental regulation of our and our industry’s operations in a number of areas, including health and safety, environmental, and licensing, any of which could result in increased costs or delays in our current and future drilling operations.  We cannot predict with any certainty whether such regulation will be enacted or what form such regulation could take.  Additionally, this event may lead to increased difficulties obtaining insurance coverage on economically manageable terms.  Additional governmental regulation or tightening of the insurance markets could increase our costs, cause delays or have a material impact on our business, financial condition and results of operations.

ITEM 2                                 Unregistered Sales of Equity Securities and Use of Proceeds

    The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2010, by Energy XXI or any "affiliated purchaser" of Energy XXI as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2010	—		—	—	—
February 1 - 28, 2010	200,377	(1)	$19.64	—	—
March 1 - 31, 2010	—		—	—	—
Total	200,377		$19.64	—	—

(1)           Represents shares of common stock purchased by the Company in open-market transactions.

ITEM 6.                      Exhibits

The following exhibits are filed as part of this report.

Exhibit
Number	Exhibit Title	Incorporated by Reference to the Following

3.1	Altered Memorandum of Association	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2009 with the SEC (File No. 001-33628)

3.2	Bye-Laws	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 29, 2010 with the SEC (File No. 001-33628)

10.1
Sixth Amendment to the Amended and Restated First Lien Credit Agreement, dated February 5, 2010 between Energy XXI Gulf Coast, Inc. and the lenders party to the Amended and Restated First Lien Credit Agreement
Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 10, 2010 with the SEC (File No. 001-33628)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Energy XXI (Bermuda) Limited has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY XXI (BERMUDA) LIMITED

By:	/S/ DAVID WEST GRIFFIN
David West Griffin
Duly Authorized Officer and Chief Financial Officer

By:	/S/ HUGH A. MENOWN
Hugh A. Menown
Duly Authorized Officer and Vice President, Chief Accounting Officer and Chief Information Officer

Date:   May 6, 2010

EXHIBIT INDEX

Exhibit
Number	Exhibit Title	Incorporated by Reference to the Following

3.1	Altered Memorandum of Association	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2009 with the SEC (File No. 001-33628)

3.2	Bye-Laws	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 29, 2010 with the SEC (File No. 001-33628)

10.1
Sixth Amendment to the Amended and Restated First Lien Credit Agreement, dated February 5, 2010 between Energy XXI Gulf Coast, Inc. and the lenders party to the Amended and Restated First Lien Credit Agreement
Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 10, 2010 with the SEC (File No. 001-33628)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith