Form 10-K
period 2010-06-30
ENERGY XXI (BERMUDA) LTD
filed 2010-09-08
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to

Commission File Number: 001-33628

ENERGY XXI (BERMUDA) LIMITED

(Exact Name of Registrant as Specified in Its charter)

Bermuda	98-0499286
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Canon’s Court, 22 Victoria Street, PO Box HM 1179, Hamilton HM EX, Bermuda	N/A
(Address of Principal Executive Offices)	(Zip Code)

441-295-2244

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.005 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

7.25% Convertible Perpetual Preferred Stock, par value $0.001

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $554,418,676 based on the closing sale price of $11.55 per share as reported on The NASDAQ Stock Market LLC on December 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding on August 31, 2010, was 51,138,513.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2009 Annual Meeting of Shareholders, which will be filed within 120 days of June 30, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ENERGY XXI (BERMUDA) LIMITED

i

GLOSSARY OF TERMS

Below is a list of terms that are common to our industry and used throughout this document:

Bbls	Standard barrel containing 42 U.S. gallons	MMBbls	One million Bbls
Mcf	One thousand cubic feet	MMcf	One million cubic feet
Btu	One British thermal unit	MMBtu	One million Btu
BOE	Barrel of oil equivalent	MBOE	One thousand BOEs
DD&A	Depreciation, Depletion and Amortization	MMBOE	One million BOEs

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

Developed oil and gas reserves are reserves of any category that can be expected to be recovered: (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well, is acreage that is allocated or assignable to producing wells or wells capable of production. For a complete definition of developed oil and gas reserves, refer to the SEC’s Regulation S-X, Rule 4-10(a)(6).

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

Production costs are costs incurred to operate and maintain our wells and related equipment and facilities. For a complete definition of production costs, please refer to the Sec’s Regulation S-X, Rule 4-10(a)(20).

Productive well is a well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

Proved reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible — from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations — prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. For a complete definition of proved oil and gas reserves, refer to the SEC’s Regulation S-X, Rule 4-10(a)(22).

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

Undeveloped oil and gas reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. For a complete definition of undeveloped oil and gas reserves, refer to the SEC’s Regulation S-X, Rule 4-10(a)(31).

Working interest is the operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production.

Workover is the operations on a producing well to restore or increase production and such costs are expensed. If the operations add new proved reserves, such costs are capitalized.

Zone is a stratigraphic interval containing one or more reservoirs.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in (1) Part I, “Item 1A. Risk Factors” and elsewhere in this report, (2) our reports and registration statements filed from time to time with the Securities and Exchange Commission (“SEC”) and (3) other announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

Overview

We are an independent oil and natural gas exploration and production company with operations focused in the U.S. Gulf Coast and the Gulf of Mexico. Our business strategy includes: (i) acquiring oil and gas properties; (ii) exploiting our core assets to enhance production and ultimate recovery of reserves; and (iii) utilizing a portion of our capital program to explore the ultra-deep shelf for potential quantities of oil and gas. As of June 30, 2010, our estimated net proved reserves were 75.6 million BOE, of which 63% was oil and 70% was proved developed.

We were originally formed and incorporated in July 2005 as an exempted company under the laws of Bermuda to serve as a vehicle for the acquisition of oil and gas reserves and related assets. In October 2005, we completed a $300 million initial public offering of common stock and warrants on the London Stock Exchange (“AIM”). On August 1, 2007, our common stock was admitted for trading on The NASDAQ Capital Market.

Since the beginning of 2006, we have completed four major acquisitions for aggregate cash consideration of approximately $1.4 billion. In February 2006, we acquired Marlin Energy, L.L.C. (“Marlin”) for total cash consideration of approximately $448.4 million. In June 2006, we acquired Louisiana Gulf Coast producing properties from affiliates of Castex Energy, Inc. (“Castex”) for approximately $311.2 million in cash (the “Castex Acquisition”). In June 2007, we purchased certain Gulf of Mexico shelf properties (the “Pogo Properties”) from Pogo Producing Company (the “Pogo Acquisition”) for approximately $415.1 million. In November 2009, we acquired certain Gulf of Mexico shelf oil and natural gas interests from MitEnergy Upstream LLC (“MitEnergy”), a subsidiary of Mitsui & Co., Ltd. for total cash consideration of $276.2 million (the “Mit Acquisition”). Our core properties at June 30, 2010 were comprised of the following:

•	Main Pass 61 Field. We have a 100% working interest in and operate the Main Pass 60, 61, 62 and 63 blocks, which had net production for the quarter ended June 30, 2010 of 7.5 MBOED and accounted for 30% of our net production. Net proved reserves for the field, which is our largest, were 89% oil.
•	South Timbalier 21 Field. We operate and have a 100% working interest in this field, which had net production of 4.1 MBOED during the quarter ended June 30, 2010, and accounted for 16% of our net production. Net proved reserves for the field, which is our second largest, were 76% oil.
•	Viosca Knoll 1003 Field. We have a 33.3% working interest in the Viosca Knoll 1003 field. First production began in October 2009 and the field’s average net production for the quarter ended June 30, 2010 was 2.7 MBOED. Net proved reserves for the field were 51% oil.
•	South Pass 49 Field. We have a 100% working interest in and operate the South Pass 49 field unit, which had been shut-in since August 2008 when Hurricane Gustav damaged both the oil and gas sales pipelines and production was restored in February 2010. Net field production for the quarter ended June 30, 2010 was 1.9 MBOED. Net proved reserves for the field were 51% oil.
•	Main Pass 73/74 Field. We have a 100% working interest in and operate the Main Pass 73 field, which is in close proximity to the Main Pass 61 field. This field consists of Outer Continental Shelf (“OCS”) blocks Main Pass 72, 73, and 74. Average net production from this field for the quarter ended June 30, 2010 was 1.1 MBOED. Net proved reserves for the field were 67% oil.

Our average daily production for the year ended June 30, 2010 was 21.8 MBOE per day, of which 67.4% was oil while quarter ended June 30, 2010 production was 25.3 MBOE per day, of which approximately 68.4% was oil. We operate or have an interest in 287 producing wells in 51 producing fields. All of our properties are primarily located on the Louisiana Gulf Coast and in the Gulf of Mexico, with approximately 84% of our proved reserves being offshore. This concentration facilitates our ability to manage the operated fields efficiently and our high number of wellbore locations provides diversification of our production and reserves. As of June 30, 2010, approximately 80% of our proved reserves were on properties we operate.

We intend to grow our reserve base through our drilling program and further strategic acquisitions of oil and natural gas properties. We believe the mature legacy fields on our acquired properties lend themselves well to our aggressive exploitation strategy. We have a seismic database covering approximately 3,900 square miles, primarily focused on our existing operations. We have identified approximately 100 drilling opportunities on our fields and anticipate drilling three wells in our ultra-deep shelf program that could materially increase our reserve base should it prove successful. Our Board of Directors have approved an initial fiscal 2011 capital budget, excluding any potential acquisition, but including abandonment costs, of approximately $250 million.

Derivative Activities

We actively manage price risk and hedge a high percentage of our proved developed producing reserves to enhance revenue certainty and predictability. In connection with our acquisitions, we enter into hedging arrangements to minimize commodity downside exposure. We believe that our disciplined risk management strategy provides substantial price protection so that our cash flow is largely driven by production results rather than commodity prices. This greater price certainty allows us to efficiently allocate our capital resources and minimize our operating cost. For further information regarding our risk management activities, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures about Market Risk.”

Segment and Geographic Information

We operate as one segment as each of our operating areas have similar economic characteristics and each meet the criteria for aggregation as defined by accounting standards related to disclosures about segments of an enterprise and related information. As discussed above, all of our properties are primarily located on the Gulf Coast and in the Gulf of Mexico. For additional information about our business, including related financial information, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”

Marketing and Customers

We market substantially all of our oil and natural gas production from the properties we operate. We also market more than half of our oil and natural gas production from the fields we do not operate. The majority of our operated oil gas production is sold to a variety of purchasers under short-term (less than 12 months) contracts at market-based prices.

Shell Trading Company (“Shell”) accounted for approximately 62%, 65% and 62% of our total oil and natural gas revenues during the years ended June 30, 2010, 2009 and 2008, respectively. We also sell our production to a number of other customers, and we believe that those customers, along with other purchasers of oil and natural gas, would purchase all or substantially all of our production in the event that Shell curtailed its purchases.

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

Competition

We encounter intense competition from other oil and gas companies in all areas of our operations, including the acquisition of producing properties and undeveloped acreage. The principal competitive factors in the acquisition of oil and gas assets include the staff and data necessary to identify, evaluate and acquire such assets and the financial resources necessary to acquire and develop the assets. Our competitors include major integrated oil and gas companies, numerous independent oil and gas companies and individuals. Many of our competitors are large, well-established companies with substantially larger operating staffs and greater capital resources and have been engaged in the oil and gas business for a much longer time than our company. These companies may be able to pay more for productive oil and gas properties, exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

Business Strategy

Acquire Producing Assets.  Our acquisition strategy focuses on mature, producing assets that have a high percentage of oil and are largely operated. We target properties in the Gulf of Mexico and onshore Gulf Coast, our core geographic area of expertise, with a goal of identifying properties with remaining low risk upside which we believe can be achieved through operational enhancements. Since our formation in 2005, we have completed four major acquisitions, for total consideration of $1.4 billion to acquire 80.5 MMBOE of net proved reserves. In connection with our acquisitions, we generally enter into hedging arrangements to protect a portion of the acquisition economics.

Exploit and Explore Core Properties.  We intend to focus our efforts on exploitation of acquired properties through production optimization, infill drilling, and extensive field studies of the primary reservoirs. Our goal is to exploit the properties that we acquire to achieve at least a 20% increase in present value of the properties after acquisition. We will consider increasing hedges as we increase production to help protect our investment.

Explore the Ultra-Deep Shelf.  Using a portion of our exploration budget, we explore for reserves on the ultra-deep shelf (depths in excess of 25,000 feet and water depths of less than 150 feet) of the Gulf of Mexico, with each target we believe has potential for significant reserves. Including Davy Jones and Blackbeard West, the McMoRan-operated partnership (in which the company has various interests) has identified 15 sub-salt prospects in shallow water near existing infrastructure. The partnership’s near-term sub-salt-shelf drilling plans include the Blackbeard East and Lafitte exploratory wells and the delineation well at Davy Jones. We have participated in five wells to date with participations ranging from 14.1% to 20%. Of these wells, two are pending further evaluation and two are in process. We target to spend approximately 15% of our cash flow on these ultra deep opportunities.

Regulatory Matters

Generally.  Our oil and gas exploration, production and related operations and activities are subject to extensive rules and regulations promulgated by federal, state and local governmental agencies. Failure to comply with such rules and regulations can result in substantial penalties. Because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws. Although the regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect others in our industry with similar types, quantities and locations of production.

Regulations affecting production.  All of the jurisdictions in which we operate generally require permits for drilling operations, require drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. Such jurisdictions also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells, the spacing, plugging and abandonment of such wells, restrictions on venting or flaring natural gas and requirements regarding the ratability of production.

These laws and regulations may limit the amount of oil and natural gas we can produce from our wells and may limit the number of wells or the locations at which we can drill. Moreover, many jurisdictions impose a production or severance tax with respect to the production and sale of oil and natural gas within their jurisdiction. There is generally no regulation of wellhead prices or other, similar direct economic regulation of production, but there can be no assurance that this will remain true in the future.

In the event we conduct operations on federal, state or Indian oil and natural gas leases, our operations may be required to comply with additional regulatory restrictions, including various nondiscrimination statutes, royalty and related valuation requirements, and on-site security regulations and other appropriate permits issued by the Bureau of Land Management (“BLM”) or other relevant federal or state agencies.

Regulations affecting sales.  The sales prices of oil, natural gas liquids, and natural gas are not presently regulated but rather are set by the market. We cannot predict, however, whether new legislation to regulate the price of energy commodities might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, the proposals might have on the operations of the underlying properties.

The Federal Energy Regulatory Commission (“FERC”) regulates interstate natural gas transportation rates and service conditions, which affect the marketing of gas we produce, as well as the revenues we receive for sales of such production. The price and terms of access to pipeline transportation are subject to extensive federal and state regulation. The FERC is continually proposing and implementing new rules and regulations affecting interstate transportation. These initiatives also may affect the intrastate transportation of natural gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. We do not believe that we will be affected by any such FERC action in a manner materially differently than other natural gas producers in our areas of operation.

The price we receive from the sale of oil and natural gas liquids is affected by the cost of transporting those products to market. Interstate transportation rates for oil, natural gas liquids and other products are regulated by the FERC. The FERC has established an indexing system for such transportation, which allows such pipelines to take an annual inflation-based rate increase. We are not able to predict with any certainty what effect, if any, these regulations will have on us, but, other factors being equal, the regulations may, over time, tend to increase transportation costs which may have the effect of reducing wellhead prices for oil and natural gas liquids.

Market manipulation and market transparency regulations.  Under the Energy Policy Act of 2005 (“EP Act 2005”), FERC possesses regulatory oversight over natural gas markets, including the purchase, sale and transportation of natural gas by “any entity” in order to enforce the anti-market manipulation provisions in the EP Act 2005. The Commodity Futures Trading Commission (“CFTC”) also holds authority to monitor certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act. With regard to our physical purchases and sales of natural gas, natural gas liquids, and crude oil, our gathering of these energy commodities, and any related hedging activities that we undertake, we are required to observe these anti-market manipulation laws and related regulations enforced by FERC and/or the CFTC. These agencies hold substantial enforcement authority, including the ability to assess civil penalties of up to $1 million per day per violation, to order disgorgement of profits, and to recommend criminal penalties. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third party damage claims by, among others, sellers, royalty owners and taxing authorities.

FERC has issued certain market transparency rules pursuant to its EP Act 2005 authority, which may affect some or all of our operations. FERC issued a final rule in 2007, as amended by subsequent orders on rehearing (“Order 704”), which requires wholesale buyers and sellers of more than 2.2 million MMBtu of physical natural gas in the previous calendar year, including natural gas producers, gatherers, processors, and marketers, to report, on May 1 of each year, beginning in 2009, aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to, or may contribute to the formation of price indices, as explained in the order. It is the responsibility of the reporting entity to determine which transactions should be reported based on the guidance of Order 704. In addition, on November 20, 2008, FERC issued a final rule pursuant to its EP Act 2005 authority regarding daily scheduled flows and capacity posting requirements, as amended by subsequent orders on rehearing (“Order 720”). Under Order 720, certain non-interstate pipelines delivering, on an annual basis, more than an average of 50 million MMBtu of gas over the previous three (3) calendar years, are required to post daily certain information regarding the pipeline’s capacity and scheduled flows for each receipt and delivery point that has a design capacity equal to or greater than 15,000 MMBtu per day. Over the previous three calendar years, we have delivered, on average, less than 50 million MMBtu of gas, and therefore we believe that we are currently exempt from Order 720.

Gathering regulations.  Section 1(b) of the federal Natural Gas Act (“NGA”) exempts natural gas gathering facilities from the jurisdiction of the FERC under the NGA. We own certain natural gas pipelines that we believe meet the traditional tests that the FERC has used to establish a pipeline’s status as a gatherer not subject to FERC jurisdiction. The distinction between FERC-regulated transmission facilities and federally unregulated gathering facilities is, however, the subject of substantial, on-going litigation, so the classification and regulation of our gathering lines may be subject to change based on future determinations by the FERC, the courts or the U.S. Congress.

State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and in some instances complaint-based rate regulation. Our gathering operations may also be subject to state ratable take and common purchaser statutes, designed to prohibit discrimination in favor of one producer over another or one source of supply over another. The regulations under these statutes can have the effect of imposing some restrictions on our ability as an owner of gathering facilities to decide with whom we contract to gather natural gas. In addition, our natural gas gathering operations could be adversely affected should they be subject to more stringent application of state or federal regulation of rates and services, though we do not believe that we would be affected by any such action in a manner materially differently than other companies in our areas of operation.

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

We routinely obtain permits for our facilities and operations in accordance with these applicable laws and regulations on an ongoing basis. In response to the April 20, 2010 Deepwater Horizon incident and resulting oil spill in the Gulf of Mexico, the U.S. Bureau of Energy Management, Regulation and Enforcement (“BOEM,” formerly known as the Minerals Management Service) has imposed a moratorium, until November 30, 2010, on the drilling of new wells by floating drilling rigs and those rigs that use blowout preventers on the sea floor, and has imposed new safety requirements for all new wells. This moratorium and the new safety requirements are likely to delay the drilling of new wells and increase our well drilling costs.

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

We believe our operations are in substantial compliance with applicable environmental laws and regulations. We expect to continue making expenditures on a regular basis relating to environmental compliance. We maintain insurance coverage for spills, pollution and certain other environmental risks, although we are not fully insured against all such risks. Our insurance coverage provides for the reimbursement to us of costs incurred for the containment and clean-up of materials that may be suddenly and accidentally released in the course of our operations, but such insurance does not fully insure pollution and similar environmental risks. We do not anticipate that we will be required under current environmental laws and regulations to expend amounts that will have a material adverse effect on our consolidated financial position or our results of operations. However, since environmental costs and liabilities are inherent in our operations and in the operations of companies engaged in similar businesses and since regulatory requirements frequently change and may become more stringent, there can be no assurance that material costs and liabilities will not be incurred in the future. Such costs may result in increased costs of operations and acquisitions and decreased production.

Securities Regulation

Enterprises that sell securities in public markets are subject to regulatory oversight by agencies such as the SEC and The Nasdaq Stock Market LLC (the “Nasdaq”). This regulatory oversight imposes the responsibility on us for establishing and maintaining disclosure controls and procedures and internal controls over financial reporting, and ensuring that the financial statements and other information included in submissions to the SEC do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in such submissions not misleading. Failure to comply with the rules and regulations of the SEC could subject our company to litigation from public or private plaintiffs. Failure to comply with the rules of the Nasdaq could result in the delisting of our common stock, which would have an adverse effect on the liquidity and market value of our common stock. Compliance with some of these regulations is costly and regulations are subject to change or reinterpretation.

Employees

We had 119 employees at June 30, 2010. At June 30, 2010, we had no employees represented by labor unions or covered by any collective bargaining agreement. We believe that relations with our employees are good.

Available Information

We file or furnish annual, quarterly and current reports and other documents with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents we file with the SEC at www.sec.gov.

Web Site Access to Reports

Our Web site address is www.energyxxi.com. We make available, free of charge on or through our Web site, our annual report on Form 10-K, proxy statement, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Executive Officers of the Registrant

The following table sets forth the names, ages, and positions of each of our officers.

Name	Age	Position	Since
John D. Schiller, Jr.	51	Chairman and Chief Executive Officer	July 2005
David West Griffin	49	Chief Financial Officer	July 2005
Ben Marchive	63	Executive Vice President of Exploration and Production	April 2006
Stewart Lawrence	49	Vice President of Investor Relations and Communications	March 2007
Hugh A. Menown	52	Senior Vice President, Chief Accounting Officer and Chief Information Officer	May 2007
Steve Nelson	50	Vice President of Drilling and Production	April 2006
Todd Reid	47	Senior Vice President, Marketing & Risk Management	July 2006

John D. Schiller, Jr.  Mr. Schiller is our Chairman and Chief Executive Officer, and has been since our inception in 2005. Mr. Schiller’s career spans 30 years in the oil and gas industry. In addition to forming our company, Mr. Schiller served as: Vice President, Exploration and Development, for Devon Energy from April 2003 to December 2003 with responsibility for domestic and international activities; Executive Vice President, Exploration and Production, for Ocean Energy, Inc. from 1999 to April 2003, overseeing Ocean’s worldwide exploration, production and drilling activities; and Senior Vice President of Operations of Seagull Energy from September 1998 to March 1999. Prior to serving in those offices, Mr. Schiller held various positions at Burlington Resources, including Engineering and Production Manager of the Gulf of Mexico Division and Corporate Acquisition Manager, and at Superior Oil where he began his career in 1981. Mr. Schiller serves on the Board of Directors of The Alley Theater and Escape Family Resource Center, which are charitable organizations. He is a registered professional engineer in the State of Texas. Mr. Schiller is a charter member and past Chairman of the Petroleum Engineering Industry Board and a member of the Look College of Engineering Advisory Council at Texas A&M. Mr. Schiller graduated with honors from Texas A&M University with a Bachelor of Science in Petroleum Engineering in 1981 and was inducted into the Texas A&M University Harold Vance Department of Petroleum Engineering’s Academy of Distinguished Graduates in 2008.

David West Griffin.  Mr. Griffin is our Chief Financial Officer and has been since our inception, with 25 years of finance experience. Prior to our inception, Mr. Griffin spent his time focusing on the formation of our company. From January 2004 to December 2004, Mr. Griffin was the Chief Financial Officer of Alon USA, a refining and marketing company. From April 2002 to January 2004, Mr. Griffin owned his own turn-around consulting business, Energy Asset Management. From 1996 to April 2002, Mr. Griffin served in various positions with InterGen, including as Chief Financial Officer for InterGen’s North American business and supervisor of financing of all of InterGen’s Latin American projects. From 1993 to 1996, Mr. Griffin worked in the Project Finance Advisory Group of UBS. From 1985 to 1993, Mr. Griffin served in various positions with Bankers Trust Company. Mr. Griffin graduated Magna Cum Laude from Dartmouth College in 1983 and received his Masters in Business Administration from Tuck Business School in 1985.

Ben Marchive.  Mr. Marchive is our Executive Vice President of Exploration and Production. He has 31 years of experience in the oil and gas industry. He began his career with Superior Oil Company and gained extensive knowledge of offshore drilling, completion and production operations. He has since held management positions with Great Southern Oil & Gas, Kerr-McGee Corporation and most recently Ocean Energy, Inc. During his 14 year tenure at Kerr-McGee, Ben managed all disciplines of engineering dealing with drilling, production operations, completions and reserve determination for the offshore division. In February 1999, Ben joined Ocean Energy, Inc. where he served as Vice President, Production North America. In this capacity, he was responsible for all Production Operations for North America Land and Offshore until his retirement in July 2003. During 2003 to 2006, Ben pursued personal interests. Ben joined our company in April 2006. He is a member of the Society of Petroleum Engineers, American Petroleum Institute and American Association of Drilling Engineers. Mr. Marchive is a 1977 graduate of Louisiana State University with a Bachelor of Science degree in Petroleum Engineering.

Stewart Lawrence.  Mr. Lawrence joined us in March 2007 as our Vice President of Investor Relations and Communications and has 23 years of financial communications experience in the energy industry. From September 2001 to March 2007, he was Manager of Investor Relations for Anadarko Petroleum Corporation, one of the largest U.S. independent oil and gas companies. From 1996 to 2001, Mr. Lawrence was responsible for investor relations and other communications functions at MCN Energy Group, a diversified energy company that was acquired in 2001 by DTE Energy Company. Mr. Lawrence graduated Magna Cum Laude from the University of Houston with a Bachelor of Arts degree in Journalism in 1987 and a Masters in Business Administration in 1995.

Hugh A. Menown.  Mr. Menown is our Senior Vice President, Chief Accounting Officer and Chief Information Officer. He has more than 30 years of experience in mergers and acquisitions, auditing and managerial finance. Mr. Menown has served with us since August 2006. For the first 7 months of 2006, Mr. Menown worked as an independent consultant in the energy industry. Prior to that time, from March 2002 until December 2005, he was employed by Quanta Services, Inc., serving as Chief Financial Officer for two of Quanta’s operating companies. From 1987 to 1999, Mr. Menown provided audit and related services for clients at PricewaterhouseCoopers, LLP in the Houston office, where for 7 years he was the partner in charge of the transaction services practice providing due diligence, mergers and acquisition advisory and strategic consulting to numerous clients in various industries. He is a certified public accountant and a 1980 graduate of the University of Missouri — Columbia — with a bachelor’s degree in business administration.

Steve Nelson.  Mr. Nelson is our Vice President of Drilling and Production. He has over 27 years of experience in the oil and gas business. In April 2006, we hired him from Devon Energy, the largest U.S. independent oil and gas company, where he was the Manager of Drilling and Operations for Devon’s Western Division. From April 1999 until joining us in April 2006, Mr. Nelson was employed by Ocean Energy, which was acquired by Devon Energy in May 2003, serving as U.S. Onshore Well Work Superintendent (from April 1999 until April 2000) and then as Production and Engineering Manager for U.S. Onshore for the remainder of his tenure there. Previous to that, Mr. Nelson spent 16 years with Kerr McGee’s Gulf of Mexico Division in various operations and supervisory jobs. He graduated with a Bachelor of Science degree in Petroleum Engineering from the University of Oklahoma in 1983.

Todd Reid.  Mr. Reid is our Senior Vice President of Marketing and Risk Management. He has 18 years of experience in the energy marketing and trading business. Most recently, Mr. Reid served as President of Houston Research & Trading Ltd. from 2003 until joining us in July 2006 in his current position. From 1993 to 2003, he held various senior management positions with Duke Energy Trading and Marketing, NP Energy, Louisville Gas and Electric and Dynegy. Before coming to the energy industry, Mr. Reid first learned the trading business as a market maker for six years on the floor of the Chicago Board Options Exchange and was a member of the Chicago Board of Trade. He graduated with honors from Illinois College with a Bachelor of Science in Physics and Math in 1984. Mr. Reid received his Masters in Business Administration from Washington University in St. Louis in 1986.

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

We have incurred substantial indebtedness in acquiring our properties. As of June 30, 2010, we had face value of total indebtedness of $731.1 million. Our leverage and the current and future restrictions contained in the agreements governing our indebtedness may reduce our ability to incur additional indebtedness, engage in certain transactions or capitalize on acquisition or other business opportunities. Our indebtedness and other financial obligations and restrictions could have important consequences. For example, they could:

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

A significant increase in our indebtedness, or an increase in our indebtedness that is proportionately greater than our issuances of equity, as well as the credit market and debt and equity capital market conditions discussed above could negatively impact our ability to remain in compliance with the financial covenants under our revolving credit facility which could have a material adverse effect on our financial condition, results of operations and cash flows. If we are unable to finance our growth as expected, we could be required to seek alternative financing, the terms of which may not be attractive to us, or not pursue growth opportunities.

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

The borrowing base under our revolving credit facility could be reduced upon the next re-determination date, and may be further reduced in the future if commodity prices decline, which will limit our available funding for exploration and development.

As of June 30, 2010, total outstanding borrowings under our revolving credit facility were $109.5 million and our current borrowing base was $350 million. We expect that the next determination of the borrowing base under our revolving credit facility will occur in the fall of 2010, if the new borrowing base is reduced, the new borrowing base is subject to approval by banks holding not less than 67% of the lending commitments under our revolving credit facility, and the final borrowing base may be lower than the level recommended by the agent for the bank group.

Our borrowing base is re-determined semi-annually by our lenders in their sole discretion. The lenders will re-determine the borrowing base based on an engineering report with respect to our natural gas and oil reserves, which will take into account the prevailing natural gas and oil prices at such time. In the future, we may not be able to access adequate funding under our revolving credit facility as a result of (i) a decrease in our borrowing base due to the outcome of a subsequent borrowing base re-determination, or (ii) an unwillingness or inability on the part of our lending counterparties to meet their funding obligations. If oil and natural gas commodity prices deteriorate, we anticipate that the revised borrowing base under our revolving credit facility may be reduced. As a result, we may be unable to obtain adequate funding under our revolving credit facility or even be required to pay down amounts outstanding under our revolving credit facility to reduce our level of borrowing. If funding is not available when needed, or is available only on unfavorable terms, it could adversely affect our exploration and development plans as currently anticipated and our ability to make new acquisitions, each of which could have a material adverse effect on our production, revenues and results of operations.

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

The recent financial crisis may impact our business and financial condition. We may not be able to obtain funding in the capital markets on terms we find acceptable, or obtain funding under our revolving credit facility because of the deterioration of the capital and credit markets and our borrowing base.

The recent credit crisis and related turmoil in the global financial systems have had an impact on our business and our financial condition, and we may face challenges if economic and financial market conditions do not improve. Historically, we have used our cash flow from operations and borrowings under our revolving credit facility to fund our capital expenditures and have relied on the capital markets to provide us with additional capital for large or exceptional transactions. A continuation or recurrence of the economic crisis could further reduce the demand for oil and natural gas and put downward pressure on the prices for oil and natural gas. Our current borrowing base under our revolving credit facility is $350 million.

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

The recent credit crisis made it more difficult to obtain funding in the public and private capital markets. In particular, the cost of raising money in the debt and equity capital markets increased substantially while the availability of funds from those markets generally diminished significantly. Also, as a result of concerns about the general stability of financial markets and the solvency of specific counterparties, the cost of obtaining money from the credit markets increased as many lenders and institutional investors have increased interest rates, imposed tighter lending standards, refused to refinance existing debt at maturity or on terms similar to existing debt or at all, or, in some cases, ceased to provide any new funding.

We and our subsidiaries may be able to incur substantially more debt. This could further increase our leverage and attendant risks.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing our senior notes and second lien notes and our revolving credit facility do not fully prohibit us or our subsidiaries from doing so. At June 30, 2010, we and our subsidiary guarantors collectively had approximately:

•	$451.5 million face value of secured indebtedness;
•	$2.5 million of unsecured short-term indebtedness; and
•	$277.1 million of other indebtedness, net of unamortized discounts.

If new debt or liabilities are added to our current debt level, the related risks that we now face could increase.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and development and exploration efforts will depend on our ability to generate cash in the future. Our future operating performance and financial results will be subject, in part, to factors beyond our control, including interest rates and general economic, financial and business conditions. We cannot assure that our business will generate sufficient cash flow from operations or that future borrowings or other facilities will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

If we are unable to generate sufficient cash flow to service our debt, we may be required to:

•	refinance all or a portion of our debt;
•	obtain additional financing;
•	sell some of our assets or operations;
•	reduce or delay capital expenditures, research and development efforts and acquisitions; or
•	revise or delay our strategic plans.

If we are required to take any of these actions, it could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure that we would be able to take any of these actions, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of the our various debt instruments.

The covenants in the indentures governing our senior notes and second lien notes and our revolving credit facility impose restrictions that may limit our ability and the ability of our subsidiaries to take certain actions. Our failure to comply with these covenants could result in the acceleration of our outstanding indebtedness.

The indentures governing our senior notes and second lien notes and our revolving credit facility contains various covenants that limit our ability and the ability of our subsidiaries to, among other things:

•	incur dividend or other payment obligations;
•	incur indebtedness and issue preferred stock; or
•	sell or otherwise dispose of assets, including capital stock of subsidiaries.

If we breach any of these covenants, a default could occur. A default, if not waived, would entitle certain of our debt holders to declare all amounts borrowed under the breached indenture to become immediately due and payable, which could also cause the acceleration of obligations under certain other agreements and the termination of our credit facility. In the event of acceleration of our outstanding indebtedness, we cannot assure that we would be able to repay our debt or obtain new financing to refinance our debt. Even if new financing is made available to us, it may not be on terms acceptable to us.

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

Natural gas and oil prices historically have been volatile and are likely to continue to be volatile in the future, especially given current geopolitical and economic conditions. For example, the NYMEX crude oil spot price per barrel for the period between January 1, 2010 and July 31, 2010 ranged from a high of $86.84 to a low of $68.01 and the NYMEX natural gas spot price per MMBtu for the period January 1, 2010 to July 31, 2010 ranged from a high of $6.01 to a low of $3.84. Prices for oil and natural gas fluctuate widely in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors beyond our control, such as:

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

We may be limited in our ability to book additional proved undeveloped reserves under the new SEC rules.

We have included in this report certain estimates of our proved reserves as of June 30, 2010 prepared in a manner consistent with our and our independent petroleum consultant’s interpretation of the new SEC rules relating to modernizing reserve estimation and disclosure requirements for oil and natural gas companies. These new rules are effective for annual reporting periods ended on or after December 31, 2009. Included within these new SEC reserve rules is a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be classified as such if a development plan has been adopted indicating that they are scheduled to be drilled within five years of the date of booking. This new rule may limit our potential to book additional proved undeveloped reserves as we pursue our drilling program. Further, if we postpone drilling of proved undeveloped reserves beyond this five-year development horizon, we may have to write off reserves previously recognized as proved undeveloped.

As of June 30, 2010, approximately 30.5% of our total proved reserves were undeveloped and approximately 24.5% of our total proved reserves were developed non-producing. There can be no assurance that all of those reserves will ultimately be developed or produced.

While we have plans or are in the process of developing plans for exploiting and producing a majority of our proved reserves, there can be no assurance that all of those reserves will ultimately be developed or produced. We are not the operator with respect to approximately 27.0% of our proved undeveloped reserves, so we may not be in a position to control the timing of all development activities. Furthermore, there can be no assurance that all of our undeveloped and developed non-producing reserves will ultimately be produced during the time periods we have planned, at the costs we have budgeted, or at all, which could result in the write-off of previously recognized reserves.

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

Relatively short production periods or reserve lives for Gulf of Mexico properties subject us to higher reserve replacement needs and may impair our ability to reduce production during periods of low oil and natural gas prices.

High production rates generally result in recovery of a relatively higher percentage of reserves from properties in the Gulf of Mexico during the initial few years when compared to other regions in the United States. Typically, 50% of the reserves of properties in the Gulf of Mexico are depleted within three to four years. Due to high initial production rates, production of reserves from reservoirs in the Gulf of Mexico generally decline more rapidly than from other producing reservoirs. The vast majority of our existing operations are in the Gulf of Mexico. As a result, our reserve replacement needs from new prospects may be greater than those of other oil and gas companies with longer-life reserves in other producing areas. Also, our expected revenues and return on capital will depend on prices prevailing during these relatively short production periods. Our need to generate revenues to fund ongoing capital commitments or repay debt may limit our ability to slow or shut in production from producing wells during periods of low prices for oil and natural gas.

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

Shallow water ultra-deep shelf wells may require equipment that may delay development and incur longer drilling times that may increase costs.

We are currently participating in the drilling of the shallow-water, ultra-deep shelf appraisal well Davy Jones #14 and a well on South Timbalier 144, also known as Blackbeard East and are awaiting long lead facility equipment on South Timbalier 168, formerly known as Blackbeard West. All of these projects have some of the same geological characteristics as deepwater prospects with a potential for significant reserves. The use of advanced drilling technologies involves a higher risk of technological failure and usually higher costs. In addition, there can be delays in completion due to the need to obtain equipment that must be special ordered.

Deepwater operations present special risks that may adversely affect the cost and timing of development.

Currently, we have minority, non-operated interests in three deepwater fields, Viosca Knoll 822/823, Viosca Knoll 821 and Viosca Knoll 1003. We may evaluate additional activity in the deepwater Gulf of Mexico in the future. Exploration for oil or natural gas in the deepwater of the Gulf of Mexico generally involves greater operational and financial risks than exploration on the shelf. Deepwater drilling generally requires more time and more advanced drilling technologies, involving a higher risk of technological failure and usually higher drilling costs. Deepwater wells often use subsea completion techniques with subsea trees tied back to host production facilities with flow lines. The installation of these subsea trees and flow lines requires substantial time and the use of advanced remote installation mechanics. These operations may encounter mechanical difficulties and equipment failures that could result in cost overruns. Furthermore, the deepwater operations generally lack the physical and oilfield service infrastructure present on the shelf. As a result, a considerable amount of time may elapse between a deepwater discovery and the marketing of the associated oil or natural gas, increasing both the financial and operational risk involved with these operations. Because of the lack and high cost of infrastructure, some reserve discoveries in the deepwater may never be produced economically.

Recent events in the Gulf of Mexico may increase risks, costs and delays in our offshore operations.

The recent explosion and sinking of the Deepwater Horizon drilling rig in the Gulf of Mexico, as well as the resulting oil spill, may lead to increased governmental regulation of our and our industry’s operations in a number of areas, including health and safety, environmental, and licensing, any of which could result in significantly increased costs or delays in our current and future drilling operations. For example, new legislation has been proposed which would revamp federal oversight of offshore drilling, set new safety standards for drilling equipment and well design, increase liability limits for offshore drilling companies and bar companies with lax safety records from obtaining federal leases, among other provisions. Other governmental responses may include deep-water drilling moratoria or other potentially major restrictions on drilling and production. We cannot predict with any certainty whether such regulation will be enacted or what form such regulation could take. Additionally, this event may lead to increased difficulties obtaining insurance coverage on economically manageable terms. Additional governmental regulation or tightening of the insurance markets could increase our costs, cause delays or have a material impact on our business, financial condition and results of operations.

The current moratorium on the drilling of certain types of wells in offshore waters of the United States could adversely affect our ability to drill new wells in a timely manner.

In May, June and July of 2010, the U.S. Department of the Interior, acting through the BOEM, issued a series of Notices to Lessees (the “NTLs”) seeking to implement a six-month moratorium, until at least November 30, 2010, on the drilling of new wells in deep waters of the U.S. Gulf of Mexico. In addition, the NTLs ordered the operators of 33 deepwater wells that were being drilled to halt drilling and take steps to secure the affected wells. The NTLs provide for certain exceptions to the moratorium, including, among others, operations necessary to sustain reservoir pressure from producing wells and workover operations. The NTLs have been subject to a variety of court challenges by offshore drilling companies and other entities adversely affected by the moratorium, and there is some possibility that the moratorium may be invalidated. Even if the moratorium is invalidated, however, the BOEM has imposed numerous new safety requirements on the drilling of new wells in offshore waters and these new requirements have slowed the issuance of permits for new wells in shallow waters not subject to the moratorium. The NTLs are in response to the April 20, 2010 explosion and fire on the Deepwater Horizon and the resulting oil spill. While our three deepwater wells were not affected by the moratorium, we cannot predict the full impact of the incident and resulting moratorium on our operations. In addition, we cannot predict how the United States and other foreign governments or regulatory agencies will respond to the incident or whether changes in laws and regulations concerning operations in the Gulf of Mexico and other foreign regions offshore or more generally will be enacted. Significant changes in regulations regarding future exploration and production activities in the Gulf of Mexico and other foreign regions offshore or other government or regulatory actions could reduce drilling and production activity, or increase the costs of drilling new wells, which could have a material adverse impact on our business.

Legislative and regulatory initiatives relating to offshore operations, which include consideration of increases in the minimum levels of demonstrated financial responsibility required to conduct exploration and production operations on the outer continental shelf and elimination of liability limitations on damages, will, if adopted, likely result in increased costs and additional operating restrictions and could have a material adverse effect on our business.

The Oil Pollution Act of 1990 (the “OPA”) and regulations adopted pursuant to the OPA impose a variety of requirements related to the prevention of and response to oil spills into waters of the United States. The OPA subjects operators of offshore leases and owners and operators of oil handling facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil, natural resource damages, and economic damages suffered by persons adversely affected by an oil spill. The OPA also requires owners and operators of offshore oil production facilities to establish and maintain evidence of financial responsibility to cover costs that could be incurred in responding to an oil spill. The OPA currently requires a minimum financial responsibility demonstration of $35 million for companies operating on the Outer Continental Shelf, although the Secretary of Interior may increase this amount up to $150 million in certain situations. The OPA also currently limits the liability of a responsible party for economic damages, excluding all oil spill response costs, to $75 million, although this limit does not apply if a federal safety, construction or operating regulation was violated. The states in which we operate have also adopted similar laws and regulations relating to offshore operations in their waters. The United States Congress is currently considering a variety of amendments to the OPA in response to the recent Deepwater Horizon incident in the Gulf of Mexico, including an increase in the minimum level of financial responsibility, an elimination of all liability limitations on damages, and enhancements to safety and spill-response requirements. Additional state regulation in these areas is also possible. Any new requirements would likely increase the cost of operations for our offshore activities, including insurance costs, and expose us to increased liability, which could have an adverse effect on our results of operations. If we are unable to satisfy new legislative and regulatory requirements, we may be required to curtail operations, sell our offshore properties or operations, or enter into partnerships with other companies that can meet the new requirements, which may have an adverse effect on the value of our offshore assets and the results of our operations. While we believe that we currently are in compliance with the OPA, we cannot predict at this time whether the OPA will be amended or new state regulations adopted, what the substance of any such amendment or regulations will be or what impact any such amendments might have on our operations. In addition, our costs could also increase for our onshore operations due to changes in standard industry practices in anticipation of, or in reaction to, any new offshore regulation.

We suffered ceiling write-downs in fiscal 2009 and may suffer additional ceiling write-downs in future periods.

Under the full cost method of accounting, we are required to perform each quarter, a “ceiling test” that determines a limit on the book value of our oil and gas properties. If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unevaluated oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10%, net of related tax effects, plus the cost of unevaluated oil and gas properties, the excess is charged to expense and reflected as additional accumulated depreciation, depletion and amortization. Prior to June 30, 2010, future net cash flows were based on period-end commodity prices and excluded future cash outflows related to estimated abandonment costs of proved developed properties. Effective with our June 30, 2010 financial statements, prices are based on the average realized prices for the previous twelve-month period. As of the reported balance sheet date, capitalized costs of an oil and gas producing company may not exceed the full cost limitation calculated under the above described rule based on the average previous twelve-month prices for oil and natural gas. However, if prior to the balance sheet date, we enter into certain hedging arrangements for a portion of our future natural gas and oil production, thereby enabling us to receive future cash flows that are higher than the estimated future cash flows indicated, these higher hedged prices are used if they qualify as cash flow hedges.

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

The Company and its Subsidiaries may need to obtain bonds or other surety in order to maintain compliance with those regulations promulgated by the U.S. Bureau of Energy Management, Regulation and Enforcement (“BOEM”, formerly known as the Minerals Management Service), which, if required, could be costly and reduce borrowings available under our bank credit facility.

For offshore operations, lessees must comply with the BOEM regulations governing, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells on the Shelf and removal of facilities. The BOEM’s safety requirements have recently been made more stringent as a result of the April 20, 2010 Deep Water Horizon incident and resulting oil spill in the Gulf of Mexico. To cover the various obligations of lessees on the U.S. Outer Continental Shelf of the Gulf of Mexico, the BOEM generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be met. While we believe that we are currently exempt from the supplemental bonding requirements of the BOEM, the BOEM could re-evaluate our plugging obligations and increase them which could cause us to lose our exemption. The cost of these bonds or other surety could be substantial and there is no assurance that bonds or other surety could be obtained in all cases. In addition, we may be required to provide letters of credit to support the issuance of these bonds or other surety. Such letter of credit would likely be issued under our credit facility and would reduce the amount of borrowings available under such facility in the amount of any such letter of credit obligations. The cost of compliance with these supplemental bonding requirements could materially and adversely affect our financial condition, cash flows and results of operations.

Our insurance may not protect us against business and operating risks.

We maintain insurance for some, but not all, of the potential risks and liabilities associated with our business. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. Due to market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance policies are economically unavailable or available only for reduced amounts of coverage. Although we will maintain insurance at levels we believe are appropriate and consistent with industry practice, we will not be fully insured against all risks, including high-cost business interruption insurance and drilling and completion risks that are generally not recoverable from third parties or insurance. In addition, pollution and environmental risks generally are not fully insurable. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our financial condition and results of operations. Due to a number of recent catastrophic events like the terrorist attacks on September 11, 2001, Hurricanes Ivan, Katrina, Rita, Gustav and Ike, and the April 20, 2010 Deep Water Horizon incident, insurance underwriters increased insurance premiums for many of the coverages historically maintained and issued general notices of cancellation and significant changes for a wide variety of insurance coverages. The oil and natural gas industry suffered extensive damage from Hurricanes Ivan, Katrina, Rita, Gustav and Ike. As a result, insurance costs have increased significantly from the costs that similarly situated participants in this industry have historically incurred. Insurers are requiring higher retention levels and limit the amount of insurance proceeds that are available after a major wind storm in the event that damages are incurred. If storm activity in the future is as severe as it was in 2005 or 2008, insurance underwriters may no longer insure Gulf of Mexico assets against weather-related damage. In addition, we do not intend to put in place business interruption insurance due to its high cost. This insurance may not be economically available in the future, which could adversely impact business prospects in the Gulf of Mexico and adversely impact our operations. If an accident or other event resulting in damage to our operations, including severe weather, terrorist acts, war, civil disturbances, pollution or environmental damage, occurs and is not fully covered by insurance or a recoverable indemnity from a vendor, it could adversely affect our financial condition and results of operations. Moreover, we may not be able to maintain adequate insurance in the future at rates we consider reasonable or be able to obtain insurance against certain risks.

Competition for oil and gas properties and prospects is intense and some of our competitors have larger financial, technical and personnel resources that could give them an advantage in evaluating and obtaining properties and prospects.

We operate in a highly competitive environment for reviewing prospects, acquiring properties, marketing oil and gas and securing trained personnel. Many of our competitors are major or independent oil and gas companies that possess and employ financial resources that allow them to obtain substantially greater technical and personnel resources than we. We actively compete with other companies when acquiring new leases or oil and gas properties. For example, new leases acquired from the BOEM are acquired through a “sealed bid” process and are generally awarded to the highest bidder. These additional resources can be particularly important in reviewing prospects and purchasing properties. Competitors may be able to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Competitors may also be able to pay more for productive oil and gas properties and exploratory prospects than we are able or willing to pay. If we are unable to compete successfully in these areas in the future, our future revenues and growth may be diminished or restricted.

The present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated natural gas reserves.

We base the estimated discounted future net cash flows from our proved reserves on average prices for the preceding twelve-month period and costs in effect on the day of the estimate. However, actual future net cash flows from our natural gas and oil properties will be affected by factors such as:

•	the volume, pricing and duration of our natural gas and oil hedging contracts;
•	supply of and demand for natural gas and oil;
•	actual prices we receive for natural gas and oil;
•	our actual operating costs in producing natural gas and oil;
•	the amount and timing of our capital expenditures and decommissioning costs;
•	the amount and timing of actual production; and
•	changes in governmental regulations or taxation.

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

Market conditions or transportation impediments may hinder access to oil and gas markets, delay production or increase our costs.

Market conditions, the unavailability of satisfactory oil and natural gas transportation or the remote location of our drilling operations may hinder our access to oil and natural gas markets or delay production. The availability of a ready market for oil and gas production depends on a number of factors, including the demand for and supply of oil and gas and the proximity of reserves to pipelines or trucking and terminal facilities. In deepwater operations, market access depends on the proximity of and our ability to tie into existing production platforms owned or operated by others and the ability to negotiate commercially satisfactory arrangements with the owners or operators. We may be required to shut in wells or delay initial production for lack of a market or because of inadequacy or unavailability of pipeline or gathering system capacity. Restrictions on our ability to sell our oil and natural gas may have several other adverse effects, including higher transportation costs, fewer potential purchasers (thereby potentially resulting in a lower selling price) or, in the event we were unable to market and sustain production from a particular lease for an extended time, possible loss of a lease due to lack of production. In the event that we encounter restrictions in our ability to tie our production to a gathering system, we may face considerable delays from the initial discovery of a reservoir to the actual production of the oil and gas and realization of revenues. In some cases, our wells may be tied back to platforms owned by parties with no economic interests in these wells. There can be no assurance that owners of such platforms will continue to operate the platforms. If the owners cease to operate the platforms or their processing equipment, we may be required to shut in the associated wells, which could adversely affect our results of operations.

We are not the operator on all of our properties and therefore are not in a position to control the timing of development efforts, the associated costs, or the rate of production of the reserves on such properties.

As we carry out our planned drilling program, we will not serve as operator of all planned wells. We currently operate approximately 80% of our properties. As a result, we may have limited ability to exercise influence over the operations of some non-operated properties or their associated costs. Dependence on the operator and other working interest owners for these projects, and limited ability to influence operations and associated costs could prevent the realization of targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

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

We are exposed to risks of loss in the event of nonperformance by our vendors, customers and by counterparties to our price risk management arrangements. Some of our vendors, customers and counterparties may be highly leveraged and subject to their own operating and regulatory risks. Many of our vendors, customers and counterparties finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. Recently, there has been a significant decline in the credit markets and the availability of credit. Additionally, many of our vendors’, customers’ and counterparties’ equity values have substantially declined. The combination of reduction of cash flow resulting from declines in commodity prices and the lack of availability of debt or equity financing may result in a significant reduction in our vendors, customers and counterparties liquidity and ability to make payments or perform on their obligations to us. Even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with other parties. Any increase in the nonpayment or nonperformance by our vendors, customers and/or counterparties could reduce our cash flows.

Our operations will be subject to environmental and other government laws and regulations that are costly and could potentially subject us to substantial liabilities.

Our oil and gas exploration, production, and related operations are subject to extensive rules and regulations promulgated by federal, state, and local agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases our cost of doing business and affects our profitability. Because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws.

All of the jurisdictions in which we operate generally require permits for drilling operations, drilling bonds, and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. Such jurisdictions also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the spacing, plugging and abandonment of such wells. The statutes and regulations of certain jurisdictions also limit the rate at which oil and gas can be produced from our properties.

The FERC regulates interstate natural gas transportation rates and service conditions, which affect the marketing of gas we produce, as well as the revenues we receive for sales of such production. Since the mid-1980s, the FERC has issued various orders that have significantly altered the marketing and transportation of gas. These orders resulted in a fundamental restructuring of interstate pipeline sales and transportation services, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the city-gate sales services such pipelines previously performed. These FERC actions were designed to increase competition within all phases of the gas industry. The interstate regulatory framework may enhance our ability to market and transport our gas, although it may also subject us to greater competition and to the more restrictive pipeline imbalance tolerances and greater associated penalties for violation of such tolerances.

Our sales of oil and natural gas liquids are not presently regulated and are made at market prices. The price we receive from the sale of those products is affected by the cost of transporting the products to market. The FERC has implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rate to inflation, subject to certain conditions and limitations. We are not able to predict with any certainty what effect, if any, these regulations will have on us, but, other factors being equal, the regulations may, over time, tend to increase transportation costs which may have the effect of reducing wellhead prices for oil and natural gas liquids.

Under the EP Act 2005, FERC has civil penalty authority under the NGA to impose penalties for current violations of up to $1 million per day for each violation and disgorgement of profits associated with any violation. While our operations have not been regulated by FERC under the NGA, FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional entities to FERC annual reporting and daily scheduled flow and capacity posting requirements, as described more fully in Item 1 above. Additional rules and legislation pertaining to those and other matters may be considered or adopted by FERC from time to time. Failure to comply with those regulations in the future could subject us to civil penalty liability.

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

Our sales of oil and natural gas, and any hedging activities related to such energy commodities, expose us to potential regulatory risks.

The FERC, the Federal Trade Commission and the Commodity Futures Trading Commission hold statutory authority to monitor certain segments of the physical and futures energy commodities markets relevant to our business. These agencies have imposed broad regulations prohibiting fraud and manipulation of such markets. With regard to our physical sales of oil and natural gas, and any hedging activities related to these energy commodities, we are required to observe the market-related regulations enforced by these agencies, which hold substantial enforcement authority. Failure to comply with such regulations, as interpreted and enforced, could materially and adversely affect our financial condition or results of operations.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas we produce while the physical effects of climate change could disrupt our production and cause us to incur costs in preparing for or responding to those effects.

On December 15, 2009, the U.S. Environmental Protection Agency, or “EPA” published its final findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. Accordingly, the EPA has adopted regulations that would require a reduction in emissions of greenhouse gases from motor vehicles and could trigger permit review for greenhouse gas emissions from certain stationary sources. In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010. In March 2010, the EPA announced a proposed rulemaking that would expand its final rule on reporting of greenhouse gas emissions to include owners and operators of petroleum and natural gas systems. If the proposed rule is finalized in its current form, monitoring of those newly covered sources would commence on January 1, 2011. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur costs to reduce emissions of greenhouse gases associated with our operations. Further, Congress is presently considering, and almost one-half of the states have adopted, legislation that seeks to control or reduce emissions of greenhouse gases from a wide range of sources. Any such legislation could adversely affect demand for the oil and natural gas we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our operations and cause us to incur costs in preparing for or responding to those effects.

The adoption of derivatives legislation by Congress could have an adverse impact on our ability to hedge risks associated with our business.

The United States Congress recently adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The new legislation was signed into law by the President on July 21, 2010, and requires the Commodities Futures Trading Commission (the “CFTC”) and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. The CFTC has also proposed regulations to set position limits for certain futures and option contracts in the major energy markets, although it is not possible at this time to predict whether or when the CFTC will adopt those rules or include comparable provisions in its rulemaking under the new legislation. The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material effect on our financial condition and our results of operations.

Risks Associated with Acquisitions and Our Risk Management Program

Our acquisitions may be stretching our existing resources.

Since our inception in July 2005, we have made four major acquisitions and have become a reporting company in the United States. Future transactions may prove to stretch our internal resources and infrastructure. As a result, we may need to invest in additional resources, which will increase our costs. Any further acquisitions we make over the short term would likely exacerbate these risks.

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

Our success will depend to a large extent upon the efforts and abilities of our executive officers and key operations personnel. The loss of the services of one or more of these key employees could have a material adverse effect on us. Our business will also be dependent upon our ability to attract and retain qualified personnel. Acquiring and keeping these personnel could prove more difficult or cost substantially more than estimated. This could cause us to incur greater costs, or prevent us from pursuing our strategy as quickly as we would otherwise wish to do.

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

The construction and operation of energy projects require numerous permits and approvals from governmental agencies. We may not be able to obtain all necessary permits and approvals, and as a result our operations may be adversely affected. In addition, obtaining all necessary permits and approvals may necessitate substantial expenditures and may create a risk of expensive delays or loss of value if a project is unable to proceed as planned due to changing requirements or local opposition.

We may be taxed as a United States corporation.

We are incorporated under the laws of Bermuda because of our long-term desire to have substantial business interests outside the United States. Currently, legislation in the United States that penalizes domestic corporations that reincorporate in a foreign country does not affect us, but future legislation could.

We plan to purchase any U.S. assets through our wholly owned subsidiary Energy XXI, Inc. Energy XXI, Inc. and its subsidiaries will pay U.S. taxes on U.S. income. We do not currently intend to engage in any business activity in the United States. However, there is a risk that some or all of our income could be challenged, and considered as effectively connected to a U.S. trade or business, and therefore subject to U.S. taxation. In consideration of this risk, we and our U.S. subsidiaries have implemented certain operational steps to separate the U.S. operations from our other operations. In general, employees based in the United States will be employees of our U.S. subsidiaries, and will be paid for their services by such U.S. subsidiaries. Salaries of our employees who are U.S. residents and who render services to the U.S. business activities will be allocated as expenses of the U.S. subsidiaries.

Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.

The Proposed Fiscal Year 2010 Budget includes proposed legislation that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes will be enacted or how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our properties are primarily located in the U.S. Gulf of Mexico waters and the Gulf Coast onshore. Below are descriptions of our significant properties which at June 30, 2010 represent approximately 80% of our net proved reserves and 87% of our future net revenues, discounted at 10%.

General Information on Properties

Main Pass 61 Field.  We operate and have a 100% working interest in the Main Pass 61 field, located near the mouth of the Mississippi River in approximately 90 feet of water on Outer Continental Shelf (“OCS”) blocks Main Pass 60, 61, 62 and 63. The field was discovered by Pogo in 2000, and has produced in excess of 45 MMBOE since production first began in 2002, from four Upper Miocene sands. The primary producer is the J-6 Sand, which consists of a series of stratigraphic traps, located along regional south dip, in a normal pressure environment. The two larger J-6 Sand stratigraphic pods are black oil reservoirs that are being waterflooded to maximize recovery. There are 20 producing wells and three major production platforms located throughout the field. Since acquiring the field in mid 2007, Energy XXI has drilled five wells and two sidetracks, performed two rig recompletions, and added acreage via the OCS lease sale. The field’s average net production for the quarter ended June 30, 2010 of 7.5 MBOED, accounting for approximately 30% of our net production for the quarter. Net proved reserves for the field, which is our largest, were 89% oil.

South Timbalier 21 Field.  We operate and have a 100% working interest in the South Timbalier 21 field, located six miles offshore of Lafourche Parish, Louisiana in approximately 50 feet of water on Outer Continental Shelf (“OCS”) blocks South Timbalier 21, 22, 23, 27 and 28, as well as on two state leases. The field is bounded on the north by a major Miocene expansion fault. Miocene sands are trapped structurally and stratigraphically from 7,000 feet to 15,000 feet in depth. Minor faulting that is secondary to the major normal fault separates hydrocarbon accumulations into individual compartments. The field was discovered by Gulf Oil in the late 1950s and has produced in excess of 320 MMBOE since production first began in 1957. There are 10 major production platforms and 61 smaller structures located throughout the field. Since acquiring the field in June 1, 2006, implemented field projects include 19 drill wells and 15 rig workovers in this field. The field’s average net production for the quarter ended June 30, 2010 was 4.1 MBOED, accounting for approximately 16% of our net production for the quarter. Net proved reserves for the field, which is our second largest, were 76% oil.

Viosca Knoll 1003 Field.  Viosca Knoll 1003 field, which is operated by Newfield Exploration is located in 4,482 feet of water and is a one-well field development completed in the Tex W Sand where we have a working interest in the field is 33.3%. The well is a subsea tie-back to Viosca Knoll 823 (Virgo Field) located 19.6 miles away and our net proved reserves at June 30, 2010 were 51% oil. First production began in October 2009 and the field’s average net production for the quarter ended June 30, 2010 was 2.7 MBOED.

South Pass 49 Field.  We have a 100% working interest in and operate the South Pass 49 field Unit which is located near the mouth of the Mississippi River in approximately 300 feet of water. The field produces from Lower Pliocene sands which consists of the Discorbis 69 and Discorbis 70 sands, ranging in depth from 8,700 to 9,400 feet, on OCS blocks South Pass 33, 48, and 49. We also have a 57% working interest in and operate all sands located at depths above and below the D69/D70 unit. The field is produced from one central production platform, which was shut in throughout 2009 due to damage sustained to the sales pipelines during Hurricane Gustav in late 2008 and returned back online in February 2010. The field’s average net production for the quarter ended June 30, 2010 was 1.9 MBOED. Net proved reserves for the field were 51% oil.

Main Pass 73/74 Field.  We have a 100% working interest and operate the Main Pass 73 field, located in approximately 100 feet of water near the mouth of the Mississippi River and in close proximity to the Main Pass 61 field. This field consists of OCS blocks Main Pass 72, 73, and 74. Production is from the Upper Miocene sands ranging in depths from 5,000 to 12,500 feet. Three producing platforms and one central facility are located throughout the field. We also have ownership in two Petroquest-operated gas-condensate wells on Main Pass 74. Average net production from the complex for the quarter ended June 30, 2010 was 1.1 MBOED (MP 72/73 was offline 10 weeks due to a damaged sales pipeline). Net proved reserves for the field were 67% oil.

East Cameron 334 Field.  We operate and have a 72% working interest in the East Cameron 334 Field located 90 miles South of Cameron, Louisiana in 230 feet of water. The field underlies East Cameron Blocks 334, 335, 336 and West Cameron 580 and 601. Discovered in 1972, this is the 29th largest natural gas field on the Gulf of Mexico shelf, having produced one trillion cubic feet equivalent to date from Middle to Lower Pleistocene sands at depths from 7,000 feet to 15,000 feet. The field had been shut-in since August 2008 due to damage that was sustained by Hurricane Gustav and production was restored during February 2010. The field’s average net production for the quarter ended June 30, 2010 was 0.6 MBOED. Net proved reserves were 87% natural gas.

Eugene Island 330 Field.  We have a 35% working interest in this Apache operated field in 250 feet of water located 130 miles Southwest of New Orleans. Well depths range from 6,000 to 11,000 feet. Cumulative production from the field is approximately 730 MMBOE. Apache Corporation (“Apache”) recently assumed operatorship of the field, however, Devon Energy Corporation, the former operator, continues to operate the abandonment of the A and C platform/wells damaged by Hurricane Ike and salvage of the platforms which is underway. Production from the 10 remaining wells in the field were restored by Apache in late 2009. The field’s average net production for the quarter ended June 30, 2010 was 0.6 MBOED. Net reserves are 82% oil.

Cote de Mer Field.  We have a 32.8% working interest in this field and are the operator of this field which is located onshore South Louisiana. The discovery well was drilled to 22,261 feet in March 2009. First production started in our fiscal second quarter. The field’s average net production for the quarter ended June 30, 2010 was 0.2 MBOED. Net proved reserves were 98% natural gas.

Reserve Rule Changes

In December 2008, the SEC issued its final rule on the modernization of oil and gas reporting (the “Reserve Ruling”) and the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2010-03 (“ASU 2010-03”) “Extractive Industries — Oil and Gas,” which aligns the estimation and disclosure requirements of FASB Accounting Standards Codification Topic 932 with the Reserve Ruling. The Reserve Ruling and ASU 2010-03 are effective for Annual Reports on Form 10-K for fiscal years ending on or after December 31, 2009. We adopted the new rules effective June 30, 2010. The new rules are applied prospectively as a change in estimate. Adoption of these requirements did not significantly impact our reported reserves or our consolidated financial statements.

The key provisions of the Reserve Ruling and ASU 2010-03 are as follows:

•	Expanding the definition of oil and gas producing activities to include the extraction of marketable hydrocarbons, in the solid, liquid or gaseous state, from oil sands, coalbeds or other nonrenewable natural resources that are intended to be upgraded into synthetic oil or gas, and activities undertaken with a view to such extraction;
•	Amending the definition of proved oil and gas reserves to require the use of an average of the first-day-of-the-month commodity prices during the 12-month period ending on the balance sheet date rather than the period-end commodity prices;
•	Adding to and amending other definitions used in estimating proved oil and gas reserves, such as “reliable technology” and “reasonable certainty”;
•	Broadening the types of technology that an issuer may use to establish reserves estimates and categories; and
•	Changing disclosure requirements and providing formats for tabular reserve disclosures.

Reserve Estimation Procedures and Audits

The information included in this Annual Report on Form 10-K about our proved reserves represents evaluations prepared by our in-house reserve engineers as well as Netherland, Sewell & Associates, Inc., independent oil and gas consultants (“NSAI”). NSAI has prepared evaluations on 87 percent of our proved reserves on a valuation basis, the remainder, prepared by our engineers, and the estimates of proved crude oil and natural gas reserves attributable to our net interests in oil and gas properties as of June 30, 2010. The scope and results of NSAI’s procedures are summarized in a letter which is included as an exhibit to this Annual Report on Form 10-K. For further information on reserves, including information on future net cash flows and the standardized measure of discounted future net cash flows, see “Financial Statements and Supplementary Financial Information.”

Internal Controls for Reserve Estimation

The reserve estimates prepared by NSAI are reviewed and approved by members of our senior engineering staff and management. The process performed by NSAI to prepare reserve amounts included the estimation of reserve quantities, future producing rates, future net revenue and the present value of such future net revenue. NSAI also prepared estimates with respect to reserve categorization, using the definitions for proved reserves set forth in Regulation S-X Rule 4-10(a) and subsequent SEC staff interpretations and guidance. In the conduct of their preparation of the reserve estimates, NSAI did not independently verify the accuracy and completeness of information and data furnished by us with respect to ownership interests, oil and gas production, well test data, historical costs of operation and development, product prices or any agreements relating to current and future operations of the properties and sales of production. However, if in the course of its work, something came to its attention which brought into question the validity or sufficiency of any such information or data, NSAI did not rely on such information or data until they had satisfactorily resolved their questions relating thereto.

Technologies Used in Reserves Estimates

Proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate. To achieve reasonable certainty, our independent petroleum consultant employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps, seismic data, well test data, production data, historical price and cost information and property ownership interests. The accuracy of the estimates of our reserves is a function of:

•	the quality and quantity of available data and the engineering and geological interpretation of that data;
•	estimates regarding the amount and timing of future operating costs, severance taxes, development costs and workovers, all of which may vary considerably from actual results;
•	the accuracy of various mandated economic assumptions such as the future prices of oil and natural gas; and
•	the judgment of the persons preparing the estimates.

Because these estimates depend on many assumptions, any or all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered.

Qualifications of Reserves Preparers and Auditors

We are staffed by petroleum engineers with extensive industry experience who meet the professional qualifications of reserves estimators and reserves auditors as defined by the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information,” approved by the Board of the Society of Petroleum Engineers in 2001 and revised in 2007.

Our Vice President of Corporate Development, Tom O’Donnell, is the person primarily responsible for overseeing the preparation of our internal reserve estimates and for the coordination of the third-party reserve report provided by Netherland, Sewell, and Associates. Mr. O’Donnell has over 24 years of experience and is a graduate of Texas A&M University with a Bachelor of Science degree in Petroleum Engineering. He is a member of the Society of Petroleum Engineers and is a Registered Professional Engineer in the state of Texas. Prior to joining Energy XXI in 2006, Mr. O’Donnell held engineering and managerial positions with Burlington Resources and Mobil Oil Corporation.

NSAI provides worldwide petroleum property analysis services for energy clients, financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-002699. The technical person primarily responsible for the preparation of our reserves estimates has been a practicing consulting petroleum engineer at NSAI since 2006 and has over 9 years of practical experience in petroleum engineering. He graduated with a Bachelor of Science in Petroleum Engineering and meets or exceeds the education, training, and experience requirements set forth in the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers.” The technical work was conducted by a team of six NSAI petroleum engineers and geoscientists having an average industry experience of 20 years.

Summary of Oil and Gas Reserves at June 30, 2010

The following estimates of the net proved oil and natural gas reserves of our oil and gas properties located entirely within the United States of America are based on evaluations prepared by third-party reservoir engineers (87 percent of our proved reserves on a valuation basis) and, the remainder, by our engineers. Reserves were estimated in accordance with guidelines established by the SEC and the Financial Accounting Standards Board (“FASB”), which require that reserve estimates be prepared under existing economic and operating conditions with no provisions for price and cost changes except by contractual arrangements. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise that those of producing oil and gas properties. Accordingly, reserve estimates are expected to change as additional performance data becomes available.

	Summary of Oil and Gas Reserves as of June 30, 2010 Based on Averaged Fiscal-Year Prices
	Oil (MBbls)	Natural Gas (MMcf)	MBOE	PV-10 (in thousands)(1)
Proved
Developed	36,970	93,670	52,572	$1,481,816
Undeveloped	10,513	75,173	23,042	$367,100
Total Proved	47,483	168,783	75,614	$1,848,916

(1)	PV-10 reflects the present value of our estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC (using the average of the first-day-of-the-month commodity prices during the 12-month period ending on June 30, 2010) without giving effect to non-property related expenses such as debt service, DD&A expense and discounted at 10 percent per year before income taxes. The average of the first-day-of-the-month commodity prices during the 12-month period ending on June 30, 2010 were $75.76 per barrel of oil and $4.10 per MMBtu of natural gas, excluding differentials.

Changes in Proved Reserves

Our total proved reserves increased 22.5 MMBOE from 53.1 MMBOE at June 30, 2009 to 75.6 MMBOE at June 30, 2010, primarily attributable to the Mit Acquisition.

The adoption of the new SEC rules related to modernizing reserve estimation and disclosure requirements did not materially affect our total proved reserves.

Development of Proved Undeveloped Reserves

Our proved undeveloped reserves at June 30, 2010 were 23.0 MMBOE. Future development costs associated with our proved undeveloped reserves at June 30, 2010 totaled approximately $399.1 million. In the fiscal year ended June 30, 2010, we developed approximately 21% of our proved undeveloped reserves as of June 30, 2009, consisting of 3 gross 1.5 net wells at a net cost of approximately $10.1 million. None of our proved undeveloped well locations remain undeveloped past 5 years from the date of initial recognition as proved undeveloped.

Drilling Activity

The following table sets forth our drilling activity.

	Year Ended June 30,
	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net
Productive wells drilled
Development	3.0	1.5	7.0	3.7	8.0	5.4
Exploratory	3.0	0.6	2.0	0.6	6.0	2.0
Total	6.0	2.1	9.0	4.3	14.0	7.4
Non productive dry wells drilled
Development	1.0	1.0	—	—	2.0	2.0
Exploratory	3.0	1.6	6.0	3.5	12.0	5.0
Total	4.0	2.6	6.0	3.5	14.0	7.0

Present Activities

As of June 30, 2010, four gross wells, representing approximately 1.1 net wells, were being drilled which include the ultra-deep shelf appraisal well Davy Jones #14 and the well on South Timbalier 144, also known as Blackbeard East. The LL&E 237 was drilled in the Golden Meadow field as an exploratory well by Apache Corporation in Lafourche Parish, Louisiana. The well went on production in April 2010 and produced 25.3 net MBOE during the fiscal year ended June 30, 2010.

Delivery Commitments

As of June 30, 2010, we had no delivery commitments.

Productive Wells

Our working interests in productive wells follow.

	June 30,
	2010		2009
	Gross	Net	Gross	Net
Natural Gas	118	38.7	127	38.1
Crude Oil	169	105.9	147	72.5
Total	287	144.6	274	110.6

Acreage

Working interests in developed and undeveloped acreage follow.

	June 30, 2010
	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Onshore	95,597	57,539	16,240	7,309	111,837	64,848
Offshore	284,282	114,181	85,828	44,231	370,110	158,412
Total	379,879	171,720	102,068	51,540	481,947	223,260

The following table summarizes potential expiration of our onshore and offshore undeveloped acreage.

	Year Ended June 30,
	2011		2012		2013
	Gross	Net	Gross	Net	Gross	Net
Onshore	5,908	3,112	3,098	1,284	1,746	518
Offshore	5,420	763	—	—	29,186	17,125
Total	11,328	3,875	3,098	1,284	30,932	17,643

Capital Expenditures, Including Acquisitions and Costs Incurred

Property acquisition costs:

	Year Ended June 30,
	2010	2009	2008
	(In Thousands)
Oil and Gas Activities
Development	$92,949	$142,848	$232,776
Exploration	51,030	121,554	114,639
Acquisitions	293,037	—	40,016
Administrative and other	1,133	1,610	9,758
Capital expenditures, including acquisitions	438,149	266,012	397,189
Asset retirement obligations, insurance proceeds and other, net	17,996	71,788	(13,321)
Total costs incurred	$456,145	$337,800	$383,868

Oil and Gas Production and Prices

Our average daily production represents our net ownership and includes royalty interests and net profit interests owned by us. Our average daily production and average sales prices follow.

	Year Ended June 30,
	2010	2009	2008
Sales Volumes per Day
Natural gas (MMcf)	42.6	47.9	75.7
Crude oil (MBbls)	14.7	11.4	13.5
Total (MBOE)	21.8	19.3	26.2
Percent of BOE from crude oil	67.4%	59.1%	51.5%
Average Sales Price
Natural gas per Mcf	$4.47	$6.48	$8.57
Hedge gain per Mcf	2.68	1.60	0.34
Total natural gas per Mcf	$7.15	$8.08	$8.91
Crude oil per Bbl	$71.73	$67.06	$97.72
Hedge gain (loss) per Bbl	0.75	3.56	(17.82)
Total crude oil per Bbl	$72.48	$70.62	$79.90
Sales price per BOE	$57.09	$55.43	$75.40
Hedge gain (loss) per BOE	5.74	6.04	(8.24)
Total sales price per BOE	$62.83	$61.47	$67.16

Oil and Gas Production, Prices and Production Costs — Significant Fields

The following fields each contain 15% or more of our total proved reserves as of June 30, 2010. Our average daily production, average sales prices and production cost follow.

	Year Ended June 30,
	2010	2009	2008
Main Pass 61
Sales Volumes per Day
Natural gas (MMcf)	3.5	2.7	1.5
Crude oil (MBbls)	5.8	3.6	3.1
Total (MBOE)	6.4	4.1	3.4
Percent of BOE from crude oil	90.6%	87.8%	91.2%
Average Sales Price
Natural gas per Mcf	$4.99	$6.71	$8.72
Crude oil per Bbl	$75.37	$64.31	$100.73
Production Cost per BOE	$11.37	$7.82	$13.11
South Timbalier 21
Sales Volumes per Day
Natural gas (MMcf)	4.6	9.1	10.1
Crude oil (MBbls)	3.8	4.2	6.1
Total (MBOE)	4.6	5.7	7.8
Percent of BOE from crude oil	82.6%	73.7%	78.2%
Average Sales Price
Natural gas per Mcf	$4.23	$6.14	$9.47
Crude oil per Bbl	$72.92	$65.96	$97.91
Production Cost per BOE	$27.21	$26.22	$14.76

Production Unit Costs

Our production unit costs follow. Production costs include lease operating expense and production taxes.

	Year Ended June 30,
	2010	2009	2008
Average Costs per BOE
Production costs
Lease operating expense
Insurance expense	$3.48	$2.72	$1.90
Workover and maintenance	2.47	2.26	2.34
Direct lease operating expense	12.01	12.33	10.68
Total lease operating expense	17.96	17.31	14.92
Production taxes	0.53	0.77	0.91
Total production costs	$18.49	$18.08	$15.83
Depreciation, depletion and amortization rates	$22.87	$30.78	$32.09

Item 3. Legal Proceedings

We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our financial position or results of operations.

Item 4. (Removed and Reserved)

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock and Restricted Stock

Our restricted common stock trades on the London Stock Exchange AIM (“AIM Exchange”) under the symbol “EXXS.” On June 6, 2007, our common stock was admitted to the CREST electronic settlement system, which allows any interested party to trade our unrestricted common stock on the AIM Exchange under the symbol “EXXI.” On August 1, 2007, our common stock was admitted for trading on The NASDAQ Capital Market under the symbol “EXXI.” The following table sets forth, for the periods indicated, the range of the high and low closing sales prices of our restricted common stock as reported on the AIM Exchange and unrestricted common stock as reported on The NASDAQ Capital Market.

	Restricted Common Stock		Unrestricted Common Stock
	High	Low	High	Low
Fiscal 2009
First Quarter	$29.50	$16.90	$32.95	$13.90
Second Quarter	16.25	4.40	14.40	3.35
Third Quarter	5.25	2.40	6.25	1.40
Fourth Quarter	2.40	0.50	3.80	2.05
Fiscal 2010
First Quarter	9.50	2.38	9.45	2.25
Second Quarter	25.00	0.50	12.35	7.10
Third Quarter	19.50	5.00	20.85	12.35
Fourth Quarter	19.50	15.50	22.38	13.48

As of August 31, 2010, there were approximately 240 holders of record of our unrestricted common stock.

As of August 31, 2010, there were approximately 55 holders of record of our restricted common stock.

Dividend Information

On September 9, 2008, the Board of Directors (“Board”) declared a common stock quarterly cash dividend of $0.025 per share, payable October 20, 2008 to shareholders of record on September 19, 2008. On November 3, 2008, the Board declared a cash dividend of $0.025 per common share, payable on December 5, 2008 to shareholders of record on November 14, 2008. On February 6, 2009, the Board declared a cash dividend of $0.025 per common share, payable on March 13, 2009 to shareholders of record on February 20, 2009.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the year ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs
July 1 – July 31, 2009	156,119	$2.90	—	—
February 1 – February 28, 2010	200,377	$19.64	—	—

Stock Performance Graph

This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, except to the extent that we specifically incorporate the information by reference.

The graph below compares the cumulative quarterly return attained by our shareholders relative to the cumulative quarterly returns of the XOI Index, the SPX Index and the RAY Index. This chart represents our freely tradable unrestricted shares from December 31, 2005 through August 30, 2010.

The performance graph was prepared based on the following assumptions: (1) $100 was invested in our common stock at $5.20 per share (the closing market price at the end of our first trading day, December 31, 2005), in the XOI Index, the SPX Index and the RAY Index on December 31, 2005 and (2) dividends were reinvested on the relevant payment dates.

The stock price performance included in this graph is historical and not necessarily indicative of future stock price performance.

	Initial Investment	Cumulative Total Return
		Q3-06	Q4-06	Q1-07	Q2-07	Q3-07	Q4-07
EXXI – EXXI US Equity	$100.00	$107.99	$97.12	$86.54	$93.27	$108.85	$122.69
AMEX Oil Index – XOI Index	$100.00	$108.48	$116.88	$109.83	$120.40	$123.25	$142.87
S&P 500 – SPX Index	$100.00	$103.73	$101.76	$107.01	$113.62	$113.82	$120.43
Russell 3000 – Ray Index	$100.00	$104.86	$102.33	$106.60	$113.66	$114.62	$120.72

	Initial Investment	Cumulative Total Return
		Q1-08	Q2-08	Q3-08	Q4-08	Q1-09	Q2-09
EXXI – EXXI US Equity	$100.00	$101.92	$99.23	$74.42	$133.07	$58.46	$15.19
AMEX Oil Index – XOI Index	$100.00	$145.94	$158.01	$135.55	$155.59	$117.17	$99.28
S&P 500 – SPX Index	$100.00	$122.31	$117.63	$105.96	$105.54	$93.44	$72.36
Russell 3000 – Ray Index	$100.00	$122.05	$117.41	$105.71	$103.43	$93.80	$71.97

	Initial Investment	Cumulative Total Return
		Q3-09	Q4-09	Q1-10	Q2-10	Q3-10	Q4-10
EXXI – EXXI US Equity	$100.00	$7.21	$9.93	$29.81	$44.42	$68.88	$60.69
AMEX Oil Index – XOI Index	$100.00	$86.24	$93.12	$103.81	$108.25	$109.56	$89.54
S&P 500 – SPX Index	$100.00	$63.92	$73.65	$84.68	$89.33	$93.68	$82.57
Russell 3000 – Ray Index	$100.00	$63.75	$74.05	$85.70	$90.30	$95.22	$84.05

	Initial Investment	Cumulative Total Return
		Q1-11(1)
EXXI – EXXI US Equity	$100.00	$76.27
AMEX Oil Index – XOI Index	$100.00	$94.08
S&P 500 – SPX Index	$100.00	$84.03
Russell 3000 – Ray Index	$100.00	$85.34

(1)	Through August 30, 2010.
(2)	Quarter and year reflects fiscal year.

Item 6. Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes to those consolidated financial statements included elsewhere in this report.

	Year Ended June 30,				Period from Inception July 25, 2005 Through June 30, 2006
	2010	2009	2008	2007
	(In Thousands, Except per Share Amounts)
Income Statement Data
Revenues	$498,931	$433,830	$643,232	$341,284	$47,112
Depreciation, Depletion and Amortization (“DD&A”)	181,640	217,207	307,389	145,928	20,357
Impairment of Oil and Gas Properties	—	576,996	—	—	—
Operating Income (Loss)	102,047	(517,217)	143,600	95,215	11,602
Other Income (Expense) – Net	(58,483)	(76,751)	(101,857)	(58,420)	(2,933)
Net Income (Loss)	27,320	(571,629)	26,869	24,130	6,942
Basic Earnings (Loss) per Common Share	$0.56	$(19.77)	$1.57	$1.45	$0.70
Diluted Earnings (Loss) per Common Share	$0.56	$(19.77)	$1.49	$1.45	$0.60
Cash Flows Data
Provided by (Used in)
Operating Activities	$121,213	$245,835	$414,647	$270,783	$12,068
Investing Activities
Acquisitions	(293,037)	—	(40,016)	(717,618)	(448,374)
Investment in properties	(145,112)	(266,012)	(357,173)	(427,213)	(19,703)
Other	53,989	2,935	(296)	1,955	(12,593)
Total Investing Activities	(384,160)	(263,077)	(397,485)	(1,142,876)	(480,670)
Financing Activities	188,246	(62,795)	132,016	829,488	530,991
Increase (Decrease) in Cash	$(74,701)	$(80,037)	$149,178	$(42,605)	$62,389
Dividends Paid per Average Common Share	—	$0.075	—	—	—

	June 30,
	2010	2009	2008	2007	2006
	(In Thousands)
Balance Sheet Data
Total Assets	$1,566,491	$1,328,662	$2,049,931	$1,648,442	$643,971
Long-term Debt Including Current Maturities	774,600	862,827	952,222	1,051,019	209,648
Stockholders’ Equity	436,561	127,500	374,585	397,126	352,709
Common Shares Outstanding	50,637	29,150	28,987	16,840	16,129

	Year Ended June 30,				Period from Inception July 25, 2005 Through June 30, 2006
Operating Highlights	2010	2009	2008	2007
	(In Thousands, Except per Unit Amounts)
Operating revenues
Crude oil sales	$383,928	$278,014	$484,552	$177,783	$29,751
Natural gas sales	69,399	113,156	237,628	131,065	15,934
Hedge gain (loss)	45,604	42,660	(78,948)	32,436	1,427
Total revenues	498,931	433,830	643,232	341,284	47,112
Percent of operating revenues from crude oil
Prior to hedge gain (loss)	84.7%	71.1%	67.1%	57.6%	67.3%
Including hedge gain (loss)	77.8%	67.5%	61.6%	56.8%	62.0%
Operating expenses
Lease operating expense
Insurance expense	27,603	19,188	18,218	12,670	144
Workover and maintenance	19,630	15,930	22,397	8,269	166
Direct lease operating expense	95,379	87,032	102,244	48,046	9,592
Total lease operating expense	142,612	122,150	142,859	68,985	9,902
Production taxes	4,217	5,450	8,686	3,595	84
Depreciation, depletion and amortization	181,640	217,207	307,389	145,928	20,357
Impairment of oil and gas properties	—	576,996	—	—	—
General and administrative	49,667	24,756	26,450	26,507	4,361
Other – net	18,748	4,488	14,248	1,054	806
Total operating expenses	396,884	951,047	499,632	246,069	35,510
Operating income (loss)	$102,047	$(517,217)	$143,600	$95,215	$11,602
Sales volumes per day
Natural gas (MMcf)	42.6	47.9	75.7	50.3	27.9
Crude oil (MBbls)	14.7	11.4	13.5	7.8	5.1
Total (MBOE)	21.8	19.3	26.2	16.2	9.7
Percent of sales volumes from crude oil	67.4%	58.7%	51.8%	48.2%	52.1%
Average sales price
Natural gas per Mcf	$4.47	$6.48	$8.57	$7.13	$6.48
Hedge gain per Mcf	2.68	1.60	0.34	0.90	0.86
Total natural gas per Mcf	$7.15	$8.08	$8.91	$8.03	$7.34
Crude oil per Bbl	$71.73	$67.06	$97.72	$62.33	$66.64
Hedge gain (loss) per Bbl	0.75	3.56	(17.82)	5.60	(1.56)
Total crude oil per Bbl	$72.48	$70.62	$79.90	$67.93	$65.08
Total hedge gain (loss) per BOE	$5.74	$6.04	$(8.24)	$5.48	$1.67
Operating revenues per BOE	$62.83	$61.47	$67.16	$57.71	$55.02
Operating expenses per BOE
Lease operating expense
Insurance expense	3.48	2.72	1.90	2.14	0.17
Workover and maintenance	2.47	2.26	2.34	1.40	0.19
Direct lease operating expense	12.01	12.33	10.68	8.12	11.20
Total lease operating expense	17.96	17.31	14.92	11.66	11.56
Production taxes	0.53	0.77	0.91	0.61	0.10
Impairment of oil and gas properties	—	81.75	—	—	—
Depreciation, depletion and amortization	22.87	30.78	32.09	24.68	23.78
General and administrative	6.25	3.51	2.76	4.48	5.09
Other – net	2.36	0.64	1.49	0.18	0.94
Total operating expenses	49.97	134.76	52.17	41.61	41.47
Operating income (loss) per BOE	$12.86	$(73.29)	$14.99	$16.10	$13.55

	Quarter Ended
Quarterly Highlights	June 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009
	(In Thousands, Except per Unit Amounts)
Operating revenues
Crude oil sales	$113,908	$117,932	$93,974	$58,114	$58,920
Natural gas sales	19,945	22,872	16,812	9,770	15,168
Hedge gain	5,538	9,323	13,720	17,023	27,010
Total revenues	139,391	150,127	124,506	84,907	101,098
Percent of operating revenues from crude oil
Prior to hedge gain	85.1%	83.8%	84.8%	85.6%	79.5%
Including hedge gain	78.6%	76.0%	78.8%	78.1%	70.8%
Operating expenses
Lease operating expense
Insurance expense	7,220	6,602	7,827	5,954	4,356
Workover and maintenance	5,269	8,452	2,678	3,231	4,622
Direct lease operating expense	28,816	25,778	24,545	16,240	15,646
Total lease operating expense	41,305	40,832	35,050	25,425	24,624
Production taxes	1,065	870	1,007	1,275	(51)
DD&A	50,556	50,761	44,972	35,351	39,744
General and administrative	13,127	14,452	14,022	8,066	6,168
Other – net	5,116	6,649	8,116	(1,133)	3,852
Total operating expenses	111,169	113,564	103,167	68,984	74,337
Operating income	$28,222	$35,563	$21,339	$15,923	$26,761
Sales volumes per day
Natural gas (MMcf)	48.2	48.4	40.7	33.2	41.1
Crude oil (MBbls)	17.3	17.3	14.2	10.0	11.9
Total (MBOE)	25.3	25.4	20.9	15.5	18.7
Percent of sales volumes from crude oil	68.4%	68.3%	67.6%	64.5%	63.6%
Average sales price
Natural gas per Mcf	$4.55	$5.25	$4.49	$3.20	$4.06
Hedge gain per Mcf	2.27	3.03	2.58	2.90	3.85
Total natural gas per Mcf	$6.82	$8.28	$7.07	$6.10	$7.91
Crude oil per Bbl	$72.42	$75.54	$72.17	$63.44	$54.56
Hedge gain (loss) per Bbl	(2.80)	(2.46)	3.13	8.93	11.68
Total crude oil per Bbl	$69.62	$73.08	$75.30	$72.37	$66.24
Total hedge gain per BOE	$2.40	$4.08	$7.12	$11.95	$15.86
Operating revenues per BOE	$60.50	$65.65	$64.65	$59.59	$59.36
Operating expenses per BOE
Lease operating expense
Insurance expense	3.13	2.89	4.06	4.18	2.56
Workover and maintenance	2.29	3.70	1.39	2.27	2.71
Direct lease operating expense	12.51	11.27	12.74	11.40	9.19
Total lease operating expense	17.93	17.86	18.19	17.85	14.46
Production taxes	0.46	0.38	0.52	0.89	(0.03)
DD&A	21.94	22.20	23.35	24.81	23.34
General and administrative	5.70	6.32	7.28	5.66	3.62
Other – net	2.22	2.91	4.22	(0.80)	2.27
Total operating expenses	48.25	49.67	53.56	48.41	43.66
Operating income (loss) per BOE	$12.25	$15.98	$11.09	$11.18	$15.70

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

General

We are an independent oil and natural gas exploration and production company with properties focused in the U.S. Gulf Coast and the Gulf of Mexico. Our business strategy includes: (i) acquiring oil and gas properties; (ii) exploiting our core assets to enhance production and ultimate recover of reserves; and (iii) utilizing a portion of our capital program to explore the ultra-deep shelf for large potential quantities of oil and gas.

Our operations are geographically focused and we target acquisitions of oil and gas properties with which we can add value by increasing production and ultimate recovery of reserves, whether through exploitation or exploration, often using reprocessed seismic data to identify previously overlooked opportunities. For the year ended June 30, 2010, approximately 76% of our capital expenditures were associated with the exploitation of existing properties less acquisitions. During the past three years, we have sought to maintain our production at South Timbalier 21 and have gradually shifted our exploitation focus to the properties acquired from Pogo Producing on June 8, 2007 and MitEnergy on November 23, 2009. For the quarter ended June 30, 2010, production from those properties averaged over fifteen thousand barrels of oil equivalent per day (“MBOED”).

At June 30, 2010, our total proved reserves were 75.6 million barrels of oil equivalent (“MMBOE”) of which 63% were oil and 70% were classified as proved developed. We operated or had an interest in 287 producing wells on 171,720 net developed acres, including interests in 51 producing fields. All of our properties are primarily located on the Gulf Coast and in the Gulf of Mexico, with approximately 84% of our proved reserves being offshore. This concentration facilitates our ability to manage the operated fields efficiently and our high number of wellbore locations provides diversification of our production and reserves. We believe operating our assets is key to our strategy; approximately 80% of our proved reserves are on properties operated by us. We have a seismic database covering approximately 3,900 square miles, primarily focused on our existing operations. This database has helped us identify approximately 100 development and exploration opportunities. We believe the mature legacy fields on our acquired properties will lend themselves well to our aggressive exploitation strategy and expect to identify incremental exploration opportunities on the properties.

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

Acquisitions

Marlin.  On February 21, 2006, we entered into a definitive agreement with Marlin Energy, L.L.C. (“Marlin”) to acquire 100 percent of the membership interests in Marlin Energy Offshore, L.L.C. and Marlin Texas GP, L.L.C. and the limited partnership interests in Marlin Texas, L.P. (collectively, the “Oil and Gas Assets”) for total cash consideration of approximately $448.4 million.

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

Castex Energy.  In July 2007, we acquired a 49.5% limited partnership interest in Castex Energy 2007, L.P. (the “Partnership”). The Partnership was formed on May 30, 2007 with Castex Energy, Inc. as general partner and Castex Energy 2005, L.P. as the limited partner. Revenue and expenses were allocated one percent to the general partner and 99% to the limited partners. The Partnership was formed to acquire certain onshore southern Louisiana assets from EPL of Louisiana, L.L.C. effective April 1, 2007 for consideration of $71.7 million. We were distributed our proportionate share of the Partnership assets and liabilities effective November 30, 2007.

Mit Acquisition.  On December 22, 2009, we closed on the acquisition of certain Gulf of Mexico shelf oil and natural gas interests from MitEnergy Upstream LLC, a subsidiary of Mitsui & Co., Ltd. (the “Mit Acquisition”), for cash consideration of $276.2 million. The Mit Acquisition involves mirror-image non-operated interests in the same group of properties we purchased from Pogo Producing Company in June 2007. These properties include 30 fields of which production is approximately 77% crude oil and 80% of which is already operated by us. Offshore leases included in this acquisition total nearly 33,000 net acres.

Outlook

Our revenue, cash flow from operations and future growth depend substantially on factors beyond our control, such as access to capital, economic, political and regulatory developments, and competition from other sources of energy. Multiple events during 2009 and in 2010 involving numerous financial institutions have effectively restricted liquidity within the capital markets throughout the United States and around the world. Despite efforts by treasury and banking regulators in the United States, Europe and other nations around the world to provide liquidity to the financial sector, capital markets remained constrained. We expect that our ability to raise debt and equity will be dependent upon the condition of the capital markets.

Although we currently expect to fund our capital program from existing cash flow from operations, these cash flows are dependent upon future production volumes and commodity prices. Maintaining adequate liquidity may involve the issuance of debt and equity at less attractive terms, could involve the sale of non-core assets and could require reductions in our capital spending. In the near-term we will focus on maximizing returns on existing assets by managing our costs and selectively deploying capital to improve existing production and pursuing our ultra-deep shelf exploration program.

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

We face the challenge of natural gas and oil production declines. As a given well’s initial reservoir pressures are depleted, natural gas and oil production decreases, thus reducing our total reserves. We attempt to overcome this natural decline both by drilling on our properties and acquiring additional reserves. We will maintain our focus on controlling costs to add reserves through drilling and acquisitions, as well as controlling the corresponding costs necessary to produce such reserves. Our ability to add reserves through drilling is dependent on our capital resources and can be limited by many factors, including the ability to timely obtain drilling permits and regulatory approvals and voluntary reductions in capital spending in a low commodity price environment. Any delays in drilling, completion or connection to gathering lines of our new wells will negatively impact the rate of our production, which may have an adverse effect on our revenues. In accordance with our business strategy, we intend to invest the capital necessary to maintain our production at existing levels over the long-term provided that it is economical to do so based on the commodity price environment. However, we cannot be certain that we will be able to issue our debt and equity securities on favorable terms, or at all, and we may be unable to refinance our revolving credit facility when it expires. Additionally, should commodity prices decline, our borrowing base under our revolving credit facility may be re-determined such that it will not provide for the working capital necessary to fund our capital spending program. The recent explosion and sinking of the Deepwater Horizon drilling rig in the Gulf of Mexico, as well as the resulting oil spill, may lead to increased governmental regulation of our and our industry’s operations in a number of areas, including health and safety, environmental, and licensing, any of which could result in significantly increased costs or delays in our current and future drilling operations.

Known Trends and Uncertainties

BP/Deepwater Horizon Oil Spill.  The recent explosion and sinking of the Deepwater Horizon drilling rig and resulting oil spill has created uncertainties about the impact on our future operations in the GOM (see “Item 1A. Risk Factors”). Increased regulation in a number of areas could disrupt, delay or prohibit future drilling programs and ultimately impact the fair value of our unevaluated properties. As of June 30, 2010, we have approximately $85.2 million of investments in unevaluated oil and gas properties that relate to offshore leases. If the fair value of these investments were to fall below the recorded amounts, the excess would be transferred to evaluated oil and gas properties thereby affecting the computation of amounts for depreciation, depletion and amortization and potentially our ceiling test computation. As of June 30, 2010, the computation of our ceiling test indicated a cushion of approximately $780 million.

Hurricanes.  Since the majority of our production originates in the GOM, we are particularly vulnerable to the effects of hurricanes on production. Additionally, affordable insurance coverage for property damage to our facilities for hurricanes is becoming more difficult to obtain. We have narrowed our insurance coverage to selected properties, increased our deductibles and are shouldering more hurricane related risk in the environment of rising insurance rates. Significant hurricane impacts could include reductions and/or deferrals of future oil and natural gas production and revenues, increased lease operating expenses for evacuations and repairs and possible acceleration of plugging and abandonment costs.

Results of Operations

Year Ended June 30, 2010 Compared With the Year Ended June 30, 2009.

Our consolidated net income was $27.3 million or $0.56 diluted per common share (“per share”) in fiscal 2010 as compared to a net loss of $571.6 million or $19.77 loss diluted per share in fiscal 2009. The net loss in fiscal 2009 is principally as a result of the impairment of oil and gas properties due primarily to lower commodity prices and lower production volumes that were affected by Hurricanes Gustav and Ike. Below is a discussion of prices, volumes and revenue variances.

Price and Volume Variances

	Year Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)	Revenue Increase (Decrease)
	2010	2009
					(In Thousands)
Price Variance(1)
Crude oil sales prices (per Bbl)	$72.48	$70.62	$1.86	2.6%	$9,955
Natural gas sales prices (per Mcf)	7.15	8.08	(0.93)	(11.5)%	(14,446)
Total price variance					(4,491)
Volume Variance
Crude oil sales volumes (MBbls)	5,352	4,146	1,206	29.1%	85,217
Natural gas sales volumes (MMcf)	15,534	17,472	(1,938)	(11.1)%	(15,625)
BOE sales volumes (MBOE)	7,941	7,058	883	12.5%
Percent of BOE from crude oil	67.4	58.7
Total volume variance					69,592
Total price and volume variance					$65,101

(1)	Commodity prices include the impact of hedging activities.

Revenue Variances

	Year Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2010	2009
		(In Thousands)
Crude oil	$387,935	$292,763	$95,172	32.5%
Natural gas	110,996	141,067	(30,071)	(21.3)%
Total revenues	$498,931	$433,830	$65,101	15.0%

Revenues

Our consolidated revenues increased $65.1 million in fiscal 2010. Higher revenues were primarily due to improved crude oil sales volumes and higher crude oil sales prices partially offset the impact of lower natural gas sales volumes and lower natural gas sales prices. Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow. Lower commodity prices reduced revenues $4.5 million in fiscal 2010. Average natural gas prices, including a $2.68 realized gain per Mcf related to hedging activities, decreased $0.93 per Mcf during fiscal 2010, resulting in decreased revenues of $14.5 million. Average crude oil prices, including an $0.75 realized gain per barrel related to hedging activities, increased $1.86 per barrel in fiscal 2010, resulting in increased revenues of $10.0 million. Commodity prices are affected by many factors that are outside of our control. Commodity prices we received during fiscal 2010 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time could result in reduced cash from operating activities, potentially causing us to expend less on our capital program. Lower spending on our capital program could result in a reduction of production volumes. We cannot accurately predict future commodity prices.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow. Improved BOE sales volumes in fiscal 2010 resulted in increased revenues of $69.6 million. Crude oil sales volumes increased 1,206 MBbls in fiscal 2010, resulting in higher revenues of $85.2 million. The increase in crude oil sales volumes in fiscal 2010 was principally due to the Mit Acquisition coupled with the results of our capital program partially offset by natural decline. Natural gas sales volumes decreased 1,938 MMcf in fiscal 2010, resulting in lower revenues of $15.6 million. The decrease in natural gas sales volumes in fiscal 2010 was primarily due to the effects natural decline.

As mentioned above, depressed commodity prices over an extended period of time or other unforeseen events could occur that would result in our being unable to sustain a capital program that allows us to meet our production growth goals. However, we cannot predict whether such events will occur.

Below is a discussion of costs and expenses and other (income) expense.

Costs and expenses and other (income) expense

	Year Ended June 30,				Increase (Decrease) Amount
	2010		2009
	Amount	Per BOE	Amount	Per BOE
	(In Thousands, Except per Unit Amounts)
Costs and expenses
Lease operating expense
Insurance expense	$27,603	$3.48	$19,188	$2.72	$8,415
Workover and maintenance	19,630	2.47	15,930	2.26	3,700
Direct lease operating expense	95,379	12.01	87,032	12.33	8,347
Total lease operating expense	142,612	17.96	122,150	17.31	20,462
Production taxes	4,217	0.53	5,450	0.77	(1,233)
Impairment of oil and gas properties	—	—	576,996	81.75	(576,996)
DD&A	181,640	22.87	217,207	30.78	(35,567)
Accretion of asset retirement obligation	23,487	2.96	14,635	2.07	8,852
General and administrative expense	49,667	6.25	24,756	3.51	24,911
Gain on derivative financial instruments	(4,739)	(0.60)	(10,147)	(1.43)	5,408
Total costs and expenses	$396,884	$49.97	$951,047	$134.76	$(554,163)
Other (income) expense
Interest income	$(29,756)	$(3.75)	$(7,498)	$(1.06)	$(22,258)
Interest expense	88,239	11.11	84,249	11.93	3,990
Total other (income) expense	$58,483	$7.36	$76,751	$10.87	$(18,268)

Costs and expenses decreased $554.2 million in fiscal 2010. This decrease in costs and expenses was primarily due to the $577.0 million impairment of oil and gas properties incurred in fiscal 2009. Because of the significant decline in crude oil and natural gas prices, coupled with the impact of Hurricanes Gustav and Ike, we recognized a non-cash write-down of the net book value of our oil and gas properties of $117.9 million and $459.1 million in the third and second quarters of fiscal 2009, respectively. The write-downs were reduced by $179.9 million and $203.0 million pre-tax as a result of our hedging program in the third and second quarters of fiscal 2009, respectively. The impact of the impairment of oil and gas properties was partially offset by the net effect of the items discussed below.

DD&A expense decreased $35.6 million primarily due to a lower DD&A rate ($62.8 million) as result of the write-down of oil and gas properties and lower cost to add reserves partially offset by the impact of higher equivalent production ($27.2) million. Lease operating expense increased $20.5 million in fiscal 2010 compared to fiscal 2009. This increase was primarily due to higher direct lease operating and workover and maintenance expenses stemming from the increase in producing properties resulting from the Mit Acquisition and our capital program coupled with higher insurance cost due to higher rates as a result of the fiscal 2009 hurricane activity.

Accretion of asset retirement obligation increased $8.9 million primarily as a result of the increase in plugged and abandoned properties related to our write-down in fiscal 2009 and to additional liabilities acquired during fiscal 2010.

The decrease in gain on derivative financial instruments in fiscal 2010 compared to fiscal 2009 of $5.4 million is principally due to the turnaround related to the net price ineffectiveness of our hedged crude oil and natural gas contracts.

Production taxes decreased $1.2 million primarily as a result of lower Texas onshore production.

General and administrative expense increased $24.9 million in fiscal 2010 principally as a result of the bond exchange offer and higher compensation expense related to Phantom and Performance Units due to our rising common stock price.

Other (income) expense increased $18.3 million in fiscal 2010 as compared to fiscal 2009. This increase was primarily due to the items discussed below.

Other income increased $22.3 million principally due to the gain related to the repurchased $126 million of New Notes. (See Note 6) Interest expense increased $4.0 million due to an increase in the overall interest rates partially offset by a decrease in borrowings. On a per unit of production basis, interest expense decreased 6.9%, from $11.93/BOE to $11.11/BOE.

Income Tax Expense

Income tax expense increased $38.6 million in fiscal 2010 compared to fiscal 2009, primarily due to an increase in income before income taxes of $637.5 million, and the establishment of a valuation allowance against the net deferred tax assets in the U.S. in fiscal 2009. The effective income tax rate for fiscal 2010 increased from fiscal 2009 from a benefit of 3.8% to 37.3%.

Year Ended June 30, 2009 Compared With the Year Ended June 30, 2008.

Our consolidated net loss was $571.6 million or $19.77 diluted loss per common share (“per share”) in fiscal 2009 principally as a result of the impairment of oil and gas properties due primarily to lower commodity prices and lower production volumes that were affected by Hurricanes Gustav and Ike. Below is a discussion of prices, volumes and revenue variances.

Price and Volume Variances

	Year Ended June 30,		Decrease	Percent Decrease	Revenue Decrease
	2009	2008
					(In Thousands)
Price Variance(1)
Crude oil sales prices (per Bbl)	$70.62	$79.90	$(9.28)	(11.6)%	$(38,475)
Natural gas sales prices (per Mcf)	8.08	8.91	(0.83)	(9.3)%	(14,502)
Total price variance					(52,977)
Volume Variance
Crude oil sales volumes (MBbls)	4,146	4,959	(813)	(16.4)%	(64,941)
Natural gas sales volumes (MMcf)	17,472	27,716	(10,244)	(37.0)%	(91,484)
BOE sales volumes (MBOE)	7,058	9,578	(2,520)	(26.3)%
Percent of BOE from crude oil	58.7	51.8
Total volume variance					(156,425)
Total price and volume variance					$(209,402)

(1)	Commodity prices include the impact of hedging activities.

Revenue Variances

	Year Ended June 30,		Decrease	Percent Decrease
	2009	2008
		(In Thousands)
Crude oil	$292,763	$396,179	$(103,416)	(26.1)%
Natural gas	141,067	247,053	(105,986)	(42.9)%
Total revenues	$433,830	$643,232	$(209,402)	(32.6)%

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

Income Tax Expense

Income tax expense decreased $37.2 million in fiscal 2009 compared to fiscal 2008, primarily due to a decrease in income before income taxes of $635.7 million, and the establishment of a valuation allowance against the net deferred U.S. tax assets. The effective income tax rate for fiscal 2009 decreased from fiscal 2008 from 35.6% to a benefit of 3.8%.

Liquidity

Overview

Our principal requirements for capital are to fund our exploration, development and acquisition activities and to satisfy our contractual obligations, primarily for the repayment of debt and any amounts owing during the period related to our hedging positions. Our uses of capital include the following:

•	drilling and completing new natural gas and oil wells;
•	satisfying our contractual commitments, including payment of our debt obligations;
•	constructing and installing new production infrastructure;
•	acquiring additional reserves and producing properties;
•	acquiring and maintaining our lease acreage position and our seismic resources;
•	maintaining, repairing and enhancing existing natural gas and oil wells;
•	plugging and abandoning depleted or uneconomic wells; and
•	indirect costs related to our exploration activities, including payroll and other expense attributable to our exploration professional staff.

During the year ended June 30, 2010, we have:

•	Issued $278 million of Second Lien Notes in exchange for $347.5 million of registered high yield 10% Senior Notes due 2013;
•	Issued $60 million in Second Lien Notes and 2.6 million shares of our common stock for $60 million in cash;
•	Issued 18.8 million shares of our common stock and 1.1 million shares of our Convertible Preferred Stock;
•	Acquired certain Gulf of Mexico shelf oil and gas properties in the Mit Acquisition for $276.2 million in cash; and
•	Amended our revolving credit facility, increasing the borrowing base to $350 million, and extending the maturity to February 2013.

The June 30, 2010 principal balance of our revolving credit facility, Senior Notes and Second Lien Notes and related maturity dates are as follows:

•	Revolving credit facility — $109.5 million — Due February 2013;
•	Senior Notes due 2013 — $276.5 million — Due June 2013; and
•	Second Lien Notes — $342.0 million — Due June 2014.

In March 2010, the BOEM issued a letter that the Company qualifies for a supplemental bonding waiver. During June 2010, the approximately $98 million in bonds and related letters of credit and or cash deposits of $33 million securing the bonds were released by the respective third parties. We still maintain approximately $26.6 million in bonds issued to third parties other than the BOEM to secure the plugging and abandonment of wells on the outer continental shelf of the Gulf of Mexico as well as the removal of platforms and related facilities.

Capital Resources

Our initial fiscal 2011 capital budget, excluding any potential acquisition but including abandonment costs, is expected to be approximately $250 million. We intend to fund our capital expenditure program, contractual commitments, including settlement of derivative contracts, from cash on hand, cash flows from operations and borrowings under our credit facility. Notwithstanding the continued weakness in credit markets, we believe our available liquidity will be sufficient to meet our funding requirements through June 30, 2011. However, future cash flows are subject to a number of variables, including the level of crude oil and natural gas production and prices. There can be no assurance that cash flow from operations or other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures. If an acquisition opportunity arises, we may also seek to access public markets to issue additional debt and/or equity securities. Cash flows from operations were used primarily to fund exploration and development expenditures during fiscal 2010.

Net cash provided by operating activities during the year ended June 30, 2010 was $121.2 million as compared to $245.8 million provided by operating activities during fiscal 2009. The decrease is due in part to lower proceeds from sale of derivative instruments and higher costs and expenses. Key drivers of net operating cash flows are commodity prices, production volumes and costs and expenses. Average natural gas prices decreased 11.5% in fiscal 2010 as compared to fiscal 2009 and natural gas sales decreased 11.1% in fiscal 2010 as compared to fiscal 2009. Changes in operating assets and liabilities decreased $56.1 million primarily due to asset retirement obligations, accounts payable and accrued liabilities and insurance related accounts receivable.

Generally, producing natural gas and crude oil reservoirs have declining production rates. Production rates are impacted by numerous factors, including but not limited to, geological, geophysical and engineering matters, production curtailments and restrictions, weather, market demands and our ability to replace depleting reserves. Our inability to adequately replace reserves could result in a decline in production volumes, one of the key drivers of generating net operating cash flows. For the fiscal year ended June 30, 2010, our reserve replacement ratio, which is calculated by dividing acquisitions, discoveries, extensions of existing fields and revisions to proved reserves by total production, was 385%. Results for any year are a function of the success of our drilling program and acquisitions. While program results are difficult to predict, our current drilling inventory provides us opportunities to replace our production in fiscal 2011.

Investing Activities — Acquisitions and Capital Expenditures

Our investments in properties, including acquisitions, were $438.1 million, $266.0 million and $397.2 million for the years ended June 30, 2010, 2009 and 2008, respectively. The increase in cash used in investing activities in comparing fiscal 2010 to fiscal 2009 is primarily due to higher acquisitions partially offset by lower investments in properties.

Excluding any potential acquisitions but including abandonment costs, we currently anticipate an initial capital budget for 2011 of approximately $250 million. We intend to fund our capital expenditure program, contractual commitments, including settlement of derivative contracts, from cash on hand, cash flows from our operations and borrowings under our credit facility. If an acquisition opportunity arises, we may also access public markets to issue additional debt and/or equity securities. As of August 31, 2010, we had $190.3 million availability for borrowing under our revolving credit facility. Our current borrowing base is $350 million. Our next borrowing base redetermination is scheduled for the fall of 2010 utilizing our June 30, 2010 reserve report. If commodity prices decline and banks lower their internal projections of natural gas and oil prices, it is possible that we will be subject to decreases in our borrowing base availability in the future. We anticipate that our cash flow from operations and available borrowing capacity under our revolving credit facility will exceed our planned capital expenditures and other cash requirements for the year ended June 30, 2011.

However, future cash flows are subject to a number of variables, including the level of natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

Financing Activities

Cash provided by financing activities was $188.2 million for the year ended June 30, 2010, compared to cash used by financing activities of $62.8 million for the year ended June 30, 2009 and cash provided of $132.0 million for the year ended June 30, 2008. During the year ended June 30, 2010, total proceeds from the issuance of common and preferred stock were $294.5 million and total repayments, net of borrowings were $84.1 million. During the year ended June 30, 2009, total proceeds from borrowings under our revolving credit facility, net of repayments were $35.6 million which were used to partially offset the purchase bonds of $90.9 million. During the year ended June 30, 2008, total net payments under our revolving credit facility were $105.6 million, which were principally made from the proceeds of our exchange of warrants of $237.8 million.

Available Credit

Credit markets in the United States and around the world have been constrained due to a lack of liquidity and confidence in a number of financial institutions during 2010. Investors have sought perceived safe investments in securities of the United States government rather than individual entities. We may experience difficulty accessing the long-term credit markets should conditions return to levels prevailing in 2009 and early 2010. Additionally, constraints in the credit markets may increase the rates we are charged for utilizing these markets. Notwithstanding the weakness in the United States credit markets, we expect that our available liquidity is sufficient to meet our operating and capital requirements thru June 30, 2011.

Revolving Credit Facility

EGC and its subsidiaries entered into an amended and restated revolving credit facility on June 8, 2007. Pursuant to an amendment entered into in February 2010, this facility has a face value of $400 million and matures on February 28, 2013. EGC’s current borrowing base under the facility is $350 million, although $25 million of this amount must be withheld to be available for EGC during the period of July 1st to October 31st of each calendar year as a reserve to deal with potential effects from hurricanes. Outstanding amounts drawn under the facility bear interest based on the borrowing base usage, at the applicable London Interbank Offered Rate, plus applicable margins ranging from 2.75% to 3.50% or an alternate base rate, based on the federal funds effective rate plus applicable margins ranging from 1.75% to 2.50%. EGC pays a fee of 0.50% on undrawn amounts committed under the facility. Indebtedness incurred under the revolver is secured by mortgages on at least 85% of the value of EGC’s and its subsidiaries’ proved reserves, the stock held in EGC by another one of our subsidiaries and otherwise on all of the assets of EGC and its subsidiaries. Forty million of the borrowing capacity under the facility is available for the issuance of letters of credit by the letters of credit issuing banks thereunder. EGC pays an additional fee to the issuing banks of 0.25% on the stated amounts subject to letters of credit issued under the revolver.

The first lien revolver provides that the lenders thereunder review and have the opportunity to reset the borrowing base at least two times a year, in conjunction with our fiscal year end and the end of EGC’s second quarter. Moreover, the lenders have the additional right to seek discretionary resets to the borrowing base at least two additional times each year. It also provides that EGC has the right to seek discretionary resets to the borrowing base.

Currently, the revolver requires EGC and its subsidiaries to maintain certain financial covenants. Specifically, EGC may not permit, in each case as calculated as of the end of each fiscal quarter, its total leverage ratio to be more than 3.5 to 1.0, its interest rate coverage ratio to be less than 3.0 to 1.0, its secured debt ratio to be more than 2.5 to 1.0, or its current ratio (in each case as defined in our revolving credit facility) to be less than 1.0 to 1.0. In addition, EGC and its subsidiaries are subject to various covenants, including those limiting dividends and other payments, making certain investments, margin, consolidating, modifying certain agreements, transactions with affiliates, the incurrence of debt, changes in control, asset sales, liens on properties, sale leaseback transactions, entering into certain leases, the allowance of gas imbalances, take or pay or other prepayments and entering into certain hedging agreements.

The revolver also contains customary events of default, including, but not limited to non-payment of principal when due, non-payment of interest or fees and other amounts after a grace period, failure of any representation or warranty to be true in all material respects when made or deemed made, defaults under other debt instruments (including the indenture governing the notes), commencement of a bankruptcy or similar proceeding by or on behalf of us or a guarantor, judgments against us or a guarantor, the institution by us to terminate a pension plan or other ERISA events, any change in control, loss or impairment of liens (including any impairment to the full force and effect of the intercreditor agreement between the holders of the revolver debt and the holders of EGC’s second lien indebtedness, failure to meet financial ratios, John Daniel Schiller, Jr. ceasing to be our chief executive officer without a reasonably acceptable replacement being appointed, and violations of other covenants subject, in certain cases, to a grace period. As of June 30, 2010, we are in compliance with all covenants.

We entered into a substantial amendment of the revolver on February 5, 2010. Among other things, this amendment, which was the sixth amendment to the revolver, established the face value, borrowing base, extended maturity date, interest rates and fee amounts and certain adjustments to covenants and events of default provisions, all in a manner consistent with the description of the revolver provided above. As part of the sixth amendment, several banks assigned their interests in the commitments to us under the revolver to new lending institutions. This included the assignment by Lehman Commercial Paper Inc., whose participation in our revolver had caused substantial effects in the functioning of revolver since its bankruptcy in September 2008, of its entire interest as a lender under the revolver.

EGC had previously entered into five amendments relating to the revolver. The fifth amendment, entered into as of December 11, 2009, made certain procedural changes to EGC’s ability to obtain and maintain letters of credit under the revolver. As described in our Form 8-K filed on September 23, 2009, the fourth amendment provided certain amendments and related waivers and modifications to the revolver so that EGC was permitted to incur the indebtedness under, and grant the related security interests for, EGC’s 16% Second Lien Junior Secured Notes due 2014. The terms of the fourth amendment become effective upon the consummation of the issuance of such 16% Second Lien Junior Secured Notes in November 2009. The revolver was also amended in April 2009 (third amendment), December 2008 (second amendment) and November 2007 (first amendment). Such prior amendments generally provided for changes to applicable covenants relating to EGC’s and its subsidiaries’ ability to enter into certain hedging and derivatives arrangements and reset the borrowing based and certain financial covenants over time. The third amendment also provided for a pledge of approximately $126 million of EGC’s 10% Senior Notes due 2013 that were held by one of our subsidiaries as of such time. In connection with fourth amendment to the revolver and the corresponding issuance by EGC of its 16% Second Lien Junior Secured Notes due 2014, this $126 million of 10% Senior Notes were canceled, and the pledge arrangement was correlatively terminated.

High Yield Facility

On June 8, 2007 our subsidiary, EGC, completed a $750 million private offering of 10% Senior Notes due 2013 (“Old Notes”). As part of the private offering EGC agreed to use its best efforts to complete an exchange offer, which it completed on October 16, 2007. In the exchange offer, the Old Notes were exchanged for $750 million of 10% Senior Notes due 2013 that have been registered under the Securities Act of 1933 (“New Notes”), with terms substantially the same as the Old Notes. All of the issued and outstanding Old Notes were exchanged for New Notes. We did not receive any cash proceeds from the exchange offer.

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

We and our restricted subsidiaries are subject to certain negative covenants under the indenture governing the New Notes. The indenture limits our ability to, among other things:

•	incur or assume additional debt or provide guarantees in respect of obligations of other persons;
•	issue redeemable stock and preferred stock;
•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase debt;
•	make loans and investments;
•	incur certain liens;
•	impose limitations on dividends, loans or asset transfers from our subsidiaries;
•	sell or otherwise dispose of assets, including capital stock of subsidiaries;
•	consolidate or merge with or into, or sell substantially all of our assets to, another person; and
•	enter into transactions with affiliates.

As discussed below, on November 12, 2009, we exchanged $347.5 million of New Notes for $278.0 million of Second Lien Notes.

16% Second Lien Notes

On November 12, 2009, we issued an aggregate principal amount of $338.0 million 16% Second Lien Junior Secured Notes due 2014 (the “Second Lien Notes”). We issued $278.0 million aggregate principal amount of such Second Lien Notes in exchange for $347.5 million aggregate principal amount of New Notes. We issued the remaining $60.0 million aggregate principal amount of Second Lien Notes in a concurrent private placement with a limited number of qualified institutional buyers. Following the issuance of the Second Lien Notes, we had $276.5 million aggregate principal amount of New Notes and $388.0 million aggregate principal amount of Second Lien Notes outstanding.

The Second Lien Notes are secured by a second lien in our oil and gas properties. In addition, the Second Lien Notes are governed by an inter-creditor agreement between the participants in the revolving credit facility and the Second Lien Notes. Cash interest payable on the Second Lien Notes is 14% with an additional 2% interest payable-in-kind (“Second Lien Note PIK interest”). The Second Lien Note PIK interest is paid through the issuance of addition Second Lien Notes on each interest payment date. These additional Second Lien Notes issued as Second Lien Note PIK interest are identical in terms and conditions to the original Second Lien Notes.

On May 6, 2010, we exchanged $338.5 million aggregate principal amount of Second Lien Notes for $338.5 million aggregate principal amount of newly issued notes registered under the Securities Act (the “Registered Second Lien Notes”). The Registered Second Lien Notes have identical terms and conditions as the Second Lien Notes.

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

Future Commitments

The table below provides estimates of the timing of future payments that, as of June 30, 2010, we are obligated to make. We expect to fund these contractual obligations with cash on hand, cash generated from operations and borrowings available under our credit facility.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(In Thousands)
Contractual Obligations
Total debt(1)	$731,080	$2,518	$386,553	$342,009	$—
Interest on long-term debt(1)	345,115	86,139	173,046	85,930	—
Operating leases(2)	10,136	1,352	2,704	2,704	3,376
Performance bonds(2)	26,632	26,632	—	—	—
Drilling rig commitments(2)	2,500	2,500	—	—	—
Letters of credit(2)	9,550	9,550	—	—	—
Total contractual obligations	1,125,013	128,691	562,303	430,643	3,376
Other Obligations
Asset retirement obligations(3)	339,584	36,758	29,523	42,717	230,586
Total obligations	$1,464,597	$165,449	$591,826	$473,360	$233,962

(1)	See Note 6 of Notes to Consolidated Financial Statements for details of total debt.
(2)	See Note 16 of Notes to Consolidated Financial Statements for discussion of these commitments.
(3)	See Note 8 of Notes to Consolidated Financial Statements for details of asset retirement obligations (the obligations reflected above are undiscounted).

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

Proved Oil and Gas Reserves.  Proved oil and gas reserves are currently defined by the SEC as those volumes of oil and gas that geological and engineering data demonstrate with reasonable certainty are recoverable from known reservoirs under existing economic and operating conditions. Proved developed reserves are volumes expected to be recovered from existing wells with existing equipment and operating methods. Although our internal and external engineers are knowledgeable of and follow the guidelines for reserves established by the SEC, the estimation of reserves requires the engineers to make a number of assumptions based on professional judgment. Estimated reserves are often subject to future revisions, certain of which could be substantial, based on the availability of additional information, including reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors. Changes in oil and gas prices can lead to a decision to start-up or shut-in production, which can lead to revisions in reserve quantities. Reserve revisions will inherently lead to adjustments of DD&A rates. We cannot predict the types of reserve revisions that will be required in future periods.

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

We evaluate the impairment of our evaluated oil and gas properties through the use of a ceiling test as prescribed by SEC Regulation S-X Rule 4-10. Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capital costs. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves. Oil and gas reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be precisely measured. Such cost estimates related to future development costs of proved oil and gas reserves could be subject to significant revisions due to changes in regulatory requirements, technological advances and other factors which are difficult to predict. As discussed in Note 3 of Notes to Consolidated Financial Statements, we recorded a write-down to our oil and gas properties in the second and third quarters of fiscal 2009. At June 30, 2010, 2009 and 2008, a 10% decrease in oil and gas prices would not impact the results of our full cost ceiling limitation test.

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

The conditions to be met for a derivative instrument to qualify as a cash flow hedge are the following: (i) the item to be hedged exposes us to price risk; (ii) the derivative reduces the risk exposure and is designated as a hedge at the time the derivative contract is entered into; and (iii) at the inception of the hedge and throughout the hedge period there is a high correlation of changes in the market value of the derivative instrument and the fair value of the underlying item being hedged.

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

The following table summarizes the sensitivity of our derivative contracts to changes in oil and gas prices:

	June 30, 2010		June 30, 2009		June 30, 2008
	Oil (Bbl)	Gas (MMBtu)	Oil (Bbl)	Gas (MMBtu)	Oil (Bbl)	Gas (MMBtu)
Average prices used in determining fair value	$78.59	$5.30	$73.86	$5.70	$140.28	$12.62
Decrease in fair value of derivative contracts resulting from a 10% increase in oil or natural gas prices (in thousands)(1)(2)	$(41,591)	$(11,905)	$(19,469)	$(9,734)	$(81,300)	$(33,400)

(1)	Subsequent increases in oil and natural gas prices would not necessarily have the same impact on fair value due to the nature of some of our derivative contracts.
(2)	Substantially all of the change in fair value would be deferred in Other Comprehensive Income (OCI). In addition, increases in prices would have a positive impact on our oil and natural gas revenues.

Net income would have increased (decreased) for the years ended June 30, 2010, 2009 and 2008 by $(13.0) million, $323.7 million and $(286.0) million, respectively, if our crude oil and natural gas hedges did not qualify as cash flow hedges.

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

When recording income tax expense, certain estimates are required to be made by management due to timing and to the impact of future events on when income tax expenses and benefits are recognized by us. We periodically evaluate any tax operating loss and other carryforwards to determine whether a gross tax asset, as well as a valuation allowance, should be recognized in our consolidated financial statements. At June 30, 2010 we maintained a $134.6 million valuation allowance against our net deferred tax assets due in part to our three-year cumulative operating losses primarily as a result of the non-cash full cost ceiling impairment recorded in fiscal 2009. We continue to evaluate the need for the valuation allowance based on current and expected earnings and other factors. If positive earnings trends or other events occur, the need for retaining this valuation allowance may diminish.

We adopted the provisions of ASC 740-10 (formally known as FIN 48) and applied the guidance of ASC 740-10 as of July 1, 2007. As of the adoption date, we did not record a cumulative effect adjustment related to the adoption of ASC 740-10 or have any gross unrecognized tax benefit. At June 30, 2010, we did not have any ASC 740-10 liability or gross unrecognized tax benefit.

Share-Based Compensation.  Compensation cost is based on the fair value of the equity instrument on the date of grant and is recognized over the period during which an employee is required to provide service in exchange for the award.

Recent Accounting Pronouncements

We disclose the existence and potential effect of accounting standards issued but not yet adopted by us or recently adopted by us with respect to accounting standards that may have an impact on us in the future.

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

In addition, the new guidance clarifies the requirements of the following existing disclosures:

•	For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and
•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. We adopted the new guidance effective January 1, 2010. The implementation of this guidance did not have a material impact on our consolidated financial position and results of operations.

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

Updates to Oil and Gas Accounting Rules.  In January 2010, the FASB issued its updates to oil and gas accounting rules to align the oil and gas reserve estimation and disclosure requirements of Extractive Industries — Oil and Gas with the requirements in the Securities and Exchange Commission’s final rule, Modernization of the Oil and Gas Reporting Requirements, which was issued on December 31, 2008. We adopted the new rules effective June 30, 2010. The new standards are applied prospectively as a change in estimate. Adoption of these requirements did not significantly impact our reported reserves or our consolidated financial statements.

The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies. The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and changes in technology. Revised requirements in the Final Rule include, but are not limited to:

•	Oil and gas reserves must be reported using the average price over the prior 12-month period, rather than year-end prices;
•	Companies are allowed to report, on an optional basis, probable and possible reserves;
•	Non-traditional reserves, such as oil and gas extracted from coal and shales, are included in the definition of “oil and gas producing activities”;
•	Companies are permitted to use new technologies to determine proved reserves, as long as those technologies have been demonstrated empirically to lead to reliable conclusions with respect to reserve volumes;
•	Companies are required to disclose, in narrative form, additional details on their proved undeveloped reserves (PUDs), including the total quantity of PUDs at year end, any material changes to PUDs that occurred during the year, investments and progress made to convert PUDs to developed oil and gas reserves and an explanation of the reasons why material concentrations of PUDs in individual fields or countries have remained undeveloped for five years or more after disclosure as PUDs;

•	Companies are required to report the qualifications and measures taken to assure the independence and objectivity of any business entity or employee primarily responsible for preparing or auditing the reserves estimates.

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

With a financially settled purchased put, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the hedged price of the transaction. With a swap, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the hedged price for the transaction, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the hedged price for the transaction. With a zero-cost collar, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price of the collar, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price for the collar. A three-way collar is a combination of options consisting of a sold call, a purchased put and a sold put. The sold call establishes a maximum price we will receive for the volumes under contract. The purchased put establishes a minimum price unless the market price falls below the sold put, at which point the minimum price would be the reference price (i.e., NYMEX) plus the difference between the purchased put and the sold put strike price.

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

Interest Rate Risk

On June 26, 2006, we entered into an interest rate costless collar to mitigate the risk of loss due to changes in interest rates. The dollar amount hedged was $75 million with the interest rate collar being 5.45% to 5.75%. This instrument matured in April 2010. The impact of this collar on interest expense for the year ended June 30, 2010 was an increase of $2.9 million.

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

Item 8. Financial Statements and Supplementary Financial Information

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed by management, under the supervision of our principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. (GAAP) and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision and participation of our principal executive officer and our principal financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, our management has concluded that, as of June 30, 2010, our internal control over financial reporting was effective based on those criteria.

UHY LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on our internal control over financial reporting as of June 30, 2010. This report, dated September 8, 2010, appears on page 66.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Energy XXI (Bermuda) Limited

We have audited the accompanying consolidated balance sheets of Energy XXI (Bermuda) Limited (a Bermuda Corporation) and subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended June 30, 2010. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energy XXI (Bermuda) Limited and subsidiaries as of June 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its reserve estimates and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Energy XXI (Bermuda) Limited and subsidiaries’ internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 8, 2010 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ UHY LLP

Houston, Texas
September 8, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Energy XXI (Bermuda) Limited

We have audited Energy XXI (Bermuda) Limited and subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Energy XXI (Bermuda) Limited and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Energy XXI (Bermuda) Limited and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended June 30, 2010, and our report dated September 8, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ UHY LLP

Houston, Texas
September 8, 2010

ENERGY XXI (BERMUDA) LIMITED

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Information)

	June 30,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$14,224	$88,925
Accounts receivable
Oil and natural gas sales	68,675	40,087
Joint interest billings	4,388	17,624
Insurance and other	4,471	2,562
Prepaid expenses and other current assets	34,479	18,064
Derivative financial instruments	19,757	31,404
Total Current Assets	145,994	198,666
Property and Equipment, net of accumulated depreciation, depletion, amortization and impairment
Oil and natural gas properties – full cost method of accounting, including $144.3 million and $165.4 million unevaluated properties at June 30, 2010 and 2009, respectively	1,378,222	1,102,596
Other property and equipment	8,028	9,149
Total Property and Equipment	1,386,250	1,111,745
Other Assets
Derivative financial instruments	14,610	3,838
Debt issuance costs, net of accumulated amortization	19,637	14,413
Total Other Assets	34,247	18,251
Total Assets	$1,566,491	$1,328,662
LIABILITIES
Current Liabilities
Accounts payable	$87,103	$81,025
Accrued liabilities	68,783	36,180
Asset retirement obligations	35,154	66,244
Derivative financial instruments	1,701	15,732
Current maturities of long-term debt	2,518	4,107
Total Current Liabilities	195,259	203,288
Long-term debt, less current maturities, face value of $728,562 and $858,720 at June 30, 2010 and 2009, respectively	772,082	858,720
Deferred income taxes	37,215	26,889
Asset retirement obligations	124,123	77,955
Derivative financial instruments	511	4,818
Other liabilities	740	29,492
Total Liabilities	1,129,930	1,201,162
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Preferred stock, $0.001 par value, 2,500,000 shares authorized and 1,100,000 shares and no shares issued and outstanding at June 30, 2010 and 2009, respectively	11	—
Common stock, $0.005 par value, 200,000,000 shares authorized and 50,819,109 and 29,283,052 shares issued and 50,636,719 and 29,150,117 shares outstanding at June 30, 2010 and 2009, respectively	254	146
Additional paid-in capital	901,457	604,724
Accumulated deficit	(492,867)	(515,867)
Accumulated other comprehensive income, net of income taxes	27,706	38,497
Total Stockholders’ Equity	436,561	127,500
Total Liabilities and Stockholders’ Equity	$1,566,491	$1,328,662

See Accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except per Share Information)

	Year Ended June 30,
	2010	2009	2008
Revenues
Crude oil sales	$387,935	$292,763	$396,179
Natural gas sales	110,996	141,067	247,053
Total Revenues	498,931	433,830	643,232
Costs and Expenses
Lease operating expense	142,612	122,150	142,859
Production taxes	4,217	5,450	8,686
Impairment of oil and gas properties	—	576,996	—
Depreciation, depletion and amortization	181,640	217,207	307,389
Accretion of asset retirement obligations	23,487	14,635	8,176
General and administrative expense	49,667	24,756	26,450
Loss (gain) on derivative financial instruments	(4,739)	(10,147)	6,072
Total Costs and Expenses	396,884	951,047	499,632
Operating Income (Loss)	102,047	(517,217)	143,600
Other Income (Expense)
Interest income	29,756	7,498	1,403
Interest expense	(88,239)	(84,249)	(103,260)
Total Other Expense	(58,483)	(76,751)	(101,857)
Income (Loss) Before Income Taxes	43,564	(593,968)	41,743
Income Tax Expense (Benefit)	16,244	(22,339)	14,874
Net Income (Loss)	27,320	(571,629)	26,869
Preferred Stock Dividends	4,320	—	—
Net Income (Loss) Attributable to Common Stockholders	$23,000	$(571,629)	$26,869
Earnings (Loss) per Share
Basic	$0.56	$(19.77)	$1.57
Diluted	$0.56	$(19.77)	$1.49
Weighted Average Number of Common Shares Outstanding
Basic	40,992	28,918	17,161
Diluted	41,384	28,918	18,054

See Accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accum. Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Value	Shares	Value
Balance, June 30, 2007			16,841	$84	$363,206	$31,072	$2,764	$397,126
Common stock issued			3		568			568
Restricted shares issued			59
Warrants exercised			52		1,292			1,292
Warrant exchange			12,105	61	236,463			236,524
Warrants repurchased					(20)			(20)
Comprehensive income (loss):
Net income						26,869		26,869
Unrealized loss on derivative financial instruments, net of income taxes							(287,774)	(287,774)
Total comprehensive loss								(260,905)
Balance, June 30, 2008			29,060	145	601,509	57,941	(285,010)	374,585
Common stock issued			101	1	589			590
Restricted shares issued			122		2,626			2,626
Common stock dividends						(2,179)		(2,179)
Comprehensive income (loss):
Net loss						(571,629)		(571,629)
Unrealized gain on derivative financial instruments, net of income taxes							323,507	323,507
Total comprehensive loss								(248,122)
Balance, June 30, 2009			29,283	146	604,724	(515,867)	38,497	127,500
Common stock issued, net of direct costs			21,466	108	187,810			187,918
Preferred stock issued, net of direct costs	1,100	$11			106,539			106,550
Restricted shares issued			70		2,384			2,384
Preferred stock dividends						(4,320)		(4,320)
Comprehensive income:
Net income						27,320		27,320
Unrealized loss on derivative financial instruments, net of income taxes							(10,791)	(10,791)
Total comprehensive income								16,529
Balance, June 30, 2010	1,100	$11	50,819	$254	$901,457	$(492,867)	$27,706	$436,561

See Accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended June 30,
	2010	2009	2008
Cash Flows From Operating Activities
Net income (loss)	$27,320	$(571,629)	$26,869
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	181,640	217,207	307,389
Impairment of oil and gas properties	—	576,996	—
Deferred income tax expense (benefit)	16,238	(23,055)	14,870
Change in derivative financial instruments
Proceeds from sale of derivative instruments	5,000	66,480	—
Other – net	(35,633)	(19,549)	1,086
Accretion of asset retirement obligations	23,487	14,635	8,176
Amortization of deferred gain on debt and debt discount and premium	(36,364)	(5,620)	—
Amortization and write-off of debt issuance costs	7,806	5,245	4,273
Stock-based compensation	3,480	4,760	67
Payment of interest in-kind	4,009	—	—
Changes in operating assets and liabilities
Accounts receivable	(18,398)	91,273	(66,341)
Prepaid expenses and other current assets	(16,415)	1,146	4,835
Settlement of asset retirement obligations	(80,044)	(25,421)	(21,500)
Accounts payable and accrued liabilities	39,087	(86,633)	134,923
Net Cash Provided by Operating Activities	121,213	245,835	414,647
Cash Flows from Investing Activities
Acquisitions	(293,037)	—	(40,016)
Capital expenditures	(145,112)	(266,012)	(357,173)
Insurance payments received	53,985	—	—
Proceeds from the sale of properties	—	3,233	—
Other	4	(298)	(296)
Net Cash Used in Investing Activities	(384,160)	(263,077)	(397,485)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	294,468	—	501
Dividends to shareholders	(3,988)	(2,179)
Proceeds from long-term debt	205,903	270,794	310,135
Proceeds from exchange of warrants	—	—	237,796
Payments on long-term debt	(294,013)	(236,707)	(415,733)
Purchase of bonds	—	(90,888)	—
Debt issuance costs	(13,030)	(2,270)	(675)
Other	(1,094)	(1,545)	(8)
Net Cash Provided by (Used in) Financing Activities	188,246	(62,795)	132,016
Net Increase (Decrease) in Cash and Cash Equivalents	(74,701)	(80,037)	149,178
Cash and Cash Equivalents, beginning of year	88,925	168,962	19,784
Cash and Cash Equivalents, end of year	$14,224	$88,925	$168,962

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

We evaluate the impairment of our evaluated oil and gas properties through the use of a ceiling test as prescribed by SEC Regulation S-X Rule 4-10. Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves. Oil and gas reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be precisely measured. Such cost estimates related to future development costs of proved oil and gas reserves could be subject to significant revisions due to changes in regulatory requirements, technological advances and other factors which are difficult to predict. As discussed in Note 3 of Notes to Consolidated Financial Statements, we recorded a write-down to our oil and gas properties in the second and third quarters of fiscal 2009. At June 30, 2010, 2009 and 2008, a 10% decrease in oil and gas prices would not impact the results of our full cost ceiling limitation test.

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

Business Segment Information.  Operating segments are defined as components of an enterprise that engage in activities from which it may earn revenues and incur expenses, separate financial information is available and this information is regularly evaluated by the chief operating decision maker for the purpose of allocating resources and assessing performance. Our operations involve the exploration, development and production of oil and natural gas and are entirely located in the United States of America. We have a single, company-wide management team that administers all properties as a whole rather than as discrete operating segments.

Allowance for Doubtful Accounts.  We establish provisions for losses on accounts receivables if it is determined that collection of all or a part of an outstanding balance is not probable. Collectability is reviewed regularly and an allowance is established or adjusted, as necessary, using the specific identification method. As of June 30, 2010 and 2009, no allowance for doubtful accounts was necessary.

General and Administrative Expense.  Under the full cost method of accounting, a portion of our general and administrative expense that is directly identified with our acquisition, exploration and development activities is capitalized as part of oil and natural gas properties. These capitalized costs include salaries, employee benefits, costs of consulting services, and other direct costs incurred to directly support those employees that are directly involved in acquisition, exploration and development activities. The capitalized costs do not include costs related to production operations, general corporate overhead or similar activities. Our capitalized general and administrative expense directly related to our acquisition, exploration and development activities for the years ended June 30, 2010, 2009 and 2008 was $26.6 million, $17.3 million and $17.7 million, respectively.

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

Capitalized Interest.  Oil and natural gas investments in significant unproved properties and major development projects, on which DD&A expense is not currently recorded and on which exploration or development activities are in progress, qualify for capitalization of interest. Capitalized interest is calculated by multiplying our weighted-average interest rate on debt by the amount of qualifying costs. Capitalized interest cannot exceed gross interest expense. As excluded oil and natural gas costs are transferred to the

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies  – (continued)

depreciable base, the associated capitalized interest is also transferred. For the years ended June 30, 2010, 2009 and 2008, we have not capitalized any interest expense.

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

We adopted the provisions of ASC 740-10 (formally known as FIN 48) and applied the guidance of ASC 740-10 as of July 1, 2007. As of the adoption date, we did not record a cumulative effect adjustment related to the adoption of ASC 740-10 or have any gross unrecognized tax benefit. At June 30, 2010, we did not have any ASC 740-10 liability or gross unrecognized tax benefit. As part of the adoption of this guidance, we will record income tax related interest and penalties as a component of income tax expense.

Share-Based Compensation.  Compensation cost is based on the fair value of the equity instrument on the date of grant and is recognized over the period during which an employee is required to provide service in exchange for the award.

Note 2 — Recent Accounting Pronouncements

We disclose the existence and potential effect of accounting standards issued but not yet adopted by us or recently adopted by us with respect to accounting standards that may have an impact on us in the future.

Fair Value Measurements and Disclosures.  The FASB has issued new guidance on improving disclosures about fair value measurements. The new guidance requires certain new disclosures and clarifies some existing disclosure requirements about fair value measurement. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, the new guidance will now require:

•	A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, the new guidance clarifies the requirements of the following existing disclosures:

•	For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and
•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. We adopted the new guidance effective January 1, 2010. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

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

Variable Interest Entities.  In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. The guidance is effective for fiscal years beginning after November 15, 2009. The implementation will not have a material impact on our consolidated financial position and results of operations.

Accounting Standards Codification.  In June 2009, the FASB Accounting Standards Codification (“Codification”) was issued. The Codification is the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation did not have a material impact on our consolidated financial position and results of operations.

Updates to Oil and Gas Accounting Rules.  In January 2010, the FASB issued its updates to oil and gas accounting rules to align the oil and gas reserve estimation and disclosure requirements of Extractive Industries — Oil and Gas with the requirements in the Securities and Exchange Commission’s final rule, Modernization of the Oil and Gas Reporting Requirements, which was issued on December 31, 2008. We adopted the new rules effective June 30, 2010. The new rules are applied prospectively as a change in estimate. Adoption of these requirements did not significantly impact our reported reserves or our consolidated financial statements.

The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies. The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and changes in technology. Revised requirements in the Final Rule include, but are not limited to:

•	Oil and gas reserves must be reported using the average price over the prior 12-month period, rather than year-end prices;

•	Companies are allowed to report, on an optional basis, probable and possible reserves;

•	Non-traditional reserves, such as oil and gas extracted from coal and shales, are included in the definition of “oil and gas producing activities”;

•	Companies are permitted to use new technologies to determine proved reserves, as long as those technologies have been demonstrated empirically to lead to reliable conclusions with respect to reserve volumes;

•	Companies are required to disclose, in narrative form, additional details on their proved undeveloped reserves (PUDs), including the total quantity of PUDs at year end, any material changes to PUDs that occurred during the year, investments and progress made to convert PUDs to developed oil and gas reserves and an explanation of the reasons why material concentrations of PUDs in individual fields or countries have remained undeveloped for five years or more after disclosure as PUDs;

•	Companies are required to report the qualifications and measures taken to assure the independence and objectivity of any business entity or employee primarily responsible for preparing or auditing the reserves estimates.

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

Note 3 — Impairment of Oil and Gas Properties

Ceiling Test.  Under the full cost method of accounting, we are required to perform each quarter, a “ceiling test” that determines a limit on the book value of our oil and gas properties. If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10%, net of related tax effects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. Future net cash flows are based on the average commodity prices realized over the proceeding twelve-month period and exclude future cash outflows related to estimated abandonment costs. As of the reported balance sheet date, capitalized costs of an oil and gas producing company may not exceed the full cost limitation calculated under the above described rule. However, if prior to the balance sheet date, the company enters into certain hedging arrangements for a portion of its future natural gas and oil production, thereby enabling the company to receive future cash flows that are higher than the estimated future cash flows indicated, these higher hedged prices are used if they qualify as cash flow hedges.

Because of the significant decline in crude oil and natural gas prices, coupled with the impact of Hurricanes Gustav and Ike, we recognized a non-cash write-down of the net book value of our oil and gas properties of $117.9 million and $459.1 million in the third and second quarters of fiscal 2009, respectively. The write-downs were reduced by $179.9 million and $203.0 million pre-tax as a result of our hedging program in the third and second quarters of fiscal 2009, respectively. No write-downs were required for any of the periods of fiscal 2010 or fiscal 2008.

Note 4 — Acquisitions

On December 22, 2009, we closed on the acquisition of certain Gulf of Mexico shelf oil and natural gas interests from MitEnergy Upstream LLC, a subsidiary of Mitsui & Co., Ltd.(the “Mit Acquisition”), for cash consideration of $276.2 million. For accounting purposes, we recorded this acquisition as effective November 20, 2009, the date that we gained control of the assets acquired and liabilities assumed. We financed the Mit Acquisition through proceeds received from common and perpetual convertible preferred stock offerings (See Note 10).

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

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Acquisitions  – (continued)

The following table presents the preliminary allocation of the assets acquired and liabilities assumed, based on their fair values on November 20, 2009 (in thousands):

Oil and natural gas properties – evaluated	$292,609
Oil and natural gas properties – unevaluated	41,987
Net working capital	4,237
Asset retirement obligation liabilities	(62,604)
Cash paid	$276,229

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

The following amounts of the Mit Acquisition properties’ revenue and earnings are included in our consolidated statement of operations for the year ended June 30, 2010 and the summarized unaudited pro forma financial information for the years ended June 30, 2010, 2009 and 2008, respectively, assumes that the Mit Acquisition had occurred on July 1 of each year. These unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of the results that would have occurred if we had completed the acquisition as of the earlier date or the results that will be attained in the future (in thousands ).

	Revenue	Earnings(1)
Mit Acquisition properties from November 20, 2009 through June 30, 2010	$116,441	$25,438
Supplemental pro forma for July 1, 2009 through June 30, 2010	555,771	391,587
Supplemental pro forma for July 1, 2008 through June 30, 2009	595,701	397,039
Supplemental pro forma for July 1, 2007 through June 30, 2008	915,361	707,581

(1)	Earnings includes revenue less production costs.

Note 5 — Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30,
	2010	2009
Oil and gas properties
Proved properties	$2,734,407	$2,227,462
Less: Accumulated depreciation, depletion, amortization and impairment	1,441,396	1,262,355
Proved properties – net	1,293,011	965,107
Unproved properties	85,211	137,489
Oil and gas properties – net	1,378,222	1,102,596
Other property and equipment	15,641	14,508
Less: Accumulated depreciation	7,613	5,359
Other property and equipment – net	8,028	9,149
Total property and equipment	$1,386,250	$1,111,745

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Long-term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2010
	Face Value	Premium (Discount)	Recorded Value	June 30, 2009
Revolving credit facility	$109,457	$—	$109,457	$234,531
Second lien – 16%	281,297	60,022	341,319	—
Private placement – 16%	60,712	(16,502)	44,210	—
Total second lien	342,009	43,520	385,529	—
High yield facility – 10% Senior notes	276,500	—	276,500	624,000
Put premium financing	2,317	—	2,317	3,851
Capital lease obligation	797	—	797	445
Total debt	731,080	43,520	774,600	862,827
Less current maturities	2,518	—	2,518	4,107
Total long-term debt	$728,562	$43,520	$772,082	$858,720

At June 30, 2010, included in the face value of the 16% Second lien notes is $4.0 million amount of 16% Second lien notes which were issued on December 15, 2009 and June 15, 2010 as payment in kind with respect to the interest payments due on the then outstanding 16% Second lien notes.

Maturities of the face value of long-term debt as of June 30, 2010 are as follows (in thousands):

Year Ending June 30,
2011	$2,518
2012	282
2013	386,271
2014	342,009
Total	$731,080

Revolving Credit Facility

This facility was entered into by our subsidiary, EGC. This facility, as amended on February 5, 2010, has a face value of $400 million and matures in February 2013. The borrowing base is $350 million. Currently, the facility bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate, plus applicable margins ranging from 2.75% to 3.50% or an alternate base rate, based on the federal funds effective rate plus applicable margins ranging from 1.75% to 2.50%. The credit facility is secured by mortgages on at least 85% of the value of our proved reserves.

The revolving credit facility requires EGC to maintain certain financial covenants. Specifically, EGC may not permit the following under the revolving credit facility: (1) EGC’s total leverage ratio to be more than 3.75 to 1.0 (3.5 to 1.0 beginning in June 2010), (2) EGC’s interest rate coverage ratio to be less than 3.0 to 1.0, (3) EGC’s a secured debt ratio to be more than 2.5 to 1.0, or (4) EGC’s current ratio (in each case as defined in our revolving credit facility) to be less than 1.0 to 1.0, in each case, as of the end of each fiscal quarter. In addition, we are subject to various other covenants including, but not limited to, those limiting our ability to declare and pay dividends or other payments, our ability to incur debt, changes in control, our ability to enter into certain hedging agreements, as well as a covenant to maintain John D. Schiller, Jr. in his current executive position, subject to certain exceptions in the event of his death or disability.

The revolving credit facility also contains customary events of default, including, but not limited to, non-payment of principal when due, non-payment of interest or fees and other amounts after a grace period, failure of any representation or warranty to be true in all material respects when made or deemed made, defaults

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Long-term Debt  – (continued)

under other debt instruments (including the indenture governing the notes), commencement of a bankruptcy or similar proceeding by or on behalf of us or a guarantor, judgments against us or a guarantor, the institution by us to terminate a pension plan or other ERISA events, any change in control, loss of liens, failure to meet financial ratios, and violations of other covenants subject, in certain cases, to a grace period. As of June 30, 2010, we are in compliance with all covenants.

High Yield Facility

On June 8, 2007, we completed a private offering of $750 million aggregate principal amount of EGC’s 10% Senior Notes due 2013 (the “Old Notes”). On October 16, 2007, we exchanged all of the then issued and outstanding Old Notes for $750 million aggregate principal amount of newly issued 10% Senior Notes due 2013 (the “New Notes”) which had been registered under the Securities Act of 1933, as amended (the “Securities Act”), and contained substantially the same terms as the Old Notes. We did not receive any cash proceeds from the exchange of the Old Notes for the New Notes.

The New Notes are guaranteed by us and each of EGC’s existing and future material domestic subsidiaries. We have the right to redeem the New Notes under various circumstances and are required to make an offer to repurchase the New Notes upon a change of control and from the net proceeds of asset sales under specified circumstances each of which as defined in the indenture governing the New Notes.

The Company had previously purchased a total of $126.0 million aggregate principal amount of the New Notes at a cost of $90.9 million, plus accrued interest of $3.3 million for a total cost of $94.2 million, reflecting a total potential gain of $35.1 million pre-tax. As discussed below, on November 12, 2009, the Company issued $278 million aggregate principal amount of 16% Second Lien Junior Secured Notes due 2014 (“Second Lien Notes”), in exchange for $347.5 million aggregate principal amount of New Notes. In conjunction with the exchange, we contributed $126 million face value of New Notes which we had previously purchased to EGC, who subsequently retired them. During the year ended June 30, 2010, the Company recognized a $26.7 million gain related to these retired $126 million of New Notes.

We believe that the fair value of the $276.5 million of New Notes outstanding as of June 30, 2010 was $272.4 million.

16% Second Lien Notes

On November 12, 2009, the Company issued Second Lien Notes as follows:

•	A total of $278 million of Second Lien Notes were issued in exchange for $347.5 million of New Notes; and
•	A total of $60 million of Second Lien Notes were issued for cash (for each $1.0 million in Second Lien Notes purchased for cash, the purchaser also received 44,082 shares of the our common stock).

The Second Lien Notes have a maturity date of June 2014 and are secured by a second lien in our oil and gas properties. In addition, the Second Lien Notes are governed by an inter-creditor agreement between the participants in the revolving credit facility and the Second Lien Notes. Cash interest payable on the Second Lien Notes is 14% with an additional 2% interest payable-in-kind (“Second Lien Note PIK interest”). The Second Lien Note PIK interest is paid through the issuance of additional Second Lien Notes on each interest payment date. These additional Second Lien Notes issued as Second Lien Note PIK interest are identical in terms and conditions to the original Second Lien Notes.

Under the terms of the Second Lien Notes, we were required to exchange the Second Lien Notes for newly issued notes registered under the Securities Act (the “Registered Second Lien Notes”). The Registered Second Lien Notes have identical terms and conditions as the Second Lien Notes. On April 5, 2010, we

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Long-term Debt  – (continued)

commenced an offer to exchange the Second Lien Notes for Registered Second Lien Notes. The exchange offer expired on May 3, 2010 and closing was on May 6, 2010. The tendered bonds represented 99.96% of the bonds outstanding.

For accounting purposes, the $278 million aggregate principal amount of Second Lien Notes exchanged for $347.5 million aggregate principal amount of New Notes were recorded at the carrying value of the Registered Second Lien Notes ($347.5 million) and the $69.5 million difference between face value of the Second Lien Notes and carrying value of the New Notes will be amortized as a reduction of interest expense over the life of the New Notes.

For accounting purposes, the $60 million aggregate principal amount of Second Lien Notes for which we received cash for were recorded based on the relative fair market values of the Second Lien Notes and the 2.6 million shares of common stock issued using closing price of $10.60 per share of our common stock on November 12, 2009. Based on these relative fair market values, the $60 million aggregate principal amount of Second Lien Notes was recorded at $40.9 million and the common shares were recorded at $19.1 million. The $19.1 million discount between the face value of the $60 million aggregate principal amount of Second Lien Notes and their recorded value will be amortized as an increase in interest expense over the life of the Registered Second Lien Notes.

We believe that the fair value of the $342.0 million aggregate principal amount of the Registered Second Lien Notes outstanding as of June 30, 2010 was $381.3 million.

Put Premium Financing

We finance puts that we purchase with our hedge providers. Substantially all of our hedges are done with members of our bank groups. Put financing is accounted for as debt and this indebtedness is pari pasu with borrowings under the revolving credit facility. The hedge financing is structured to mature when the put settles so that we realize the value net of hedge financing. As of June 30, 2010 and June 30, 2009, our outstanding hedge financing totaled $2.3 million and $3.9 million, respectively.

Interest Expense

For the years ended June 30, 2010, 2009 and 2008, interest expense consisted of the following (in thousands):

	Year Ended June 30,
	2010	2009	2008
Revolving credit facility	$9,954	$12,693	$20,441
High yield facility	40,442	65,166	75,205
16% Second Lien Notes	34,330	—	—
Amortization of debt issue cost – Revolving credit facility	3,015	2,365	1,860
Amortization of debt issue cost – High yield facility	2,522	2,856	2,856
Amortization of debt issue cost – 16% Second Lien Notes	72	—	—
Premium amortization – 16% exchange Second Lien Notes	(9,477)	—	—
Discount amortization – 16% private placement Second Lien Notes	2,605	—	—
Write-off of debt issue costs – Retirement of $126 million in bonds	1,750	—	—
Write-off of debt issue costs – Reduction in revolving credit facility	447	—	—
Put premium financing and other	2,579	1,169	2,898
	$88,239	$84,249	$103,260

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Note Payable

On July 22, 2009, we entered into a note to finance a portion of our insurance premiums. The note is for a total face amount of $19.5 million and bears interest at an annual rate of 3.2%. The note amortized over the first nine months of fiscal 2010 and there is no remaining balance at June 30, 2010.

Note 8 — Asset Retirement Obligations

The following table describes the changes to our asset retirement obligations (in thousands):

	Year Ended June 30,
	2010	2009
Balance at beginning of year	$144,199	$97,814
Liabilities acquired	68,404	—
Liabilities incurred	3,100	4,152
Liabilities settled	(80,044)	(40,123)
Revisions in estimated cash flows(1)	131	67,721
Accretion expense	23,487	14,635
Total balance at end of year	159,277	144,199
Less current portion(1)	35,154	66,244
Long-term balance at end of year	$124,123	$77,955

(1)	At June 30, 2009, the revisions in estimated cash flows and the related current portion of asset retirement obligations relate primarily to the impact of Hurricanes Gustav and Ike, which impacted both the estimated cost of the abandonment of certain facilities as well as the timing of the abandonment.

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

With a financially settled purchased put, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the hedged price of the transaction. With a swap, the counterparty is required to make a payment to us if the settlement price for a settlement period is below the hedged price for the transaction, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the hedged price for the transaction. With a zero-cost collar, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price of the collar, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price for the collar. A three-way collar is a combination of options consisting of a sold call, a purchased put and a sold put. The sold call establishes a maximum price we will receive for the volumes under contract. The purchased put establishes a minimum price unless the market price falls below the sold put, at which point the minimum price would be the reference price (i.e., NYMEX) plus the difference between the purchased put and the sold put strike price.

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

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Derivative Financial Instruments  – (continued)

Cash settlements, net of the amortization of purchased put premiums on effective cash flow hedges for the year ended June 30, 2010 resulted in an increase in crude oil and natural gas sales in the amount of $45.6 million. For the twelve months ended June 30, 2010, we recognized a loss of approximately $1.5 million related to the net price ineffectiveness of our hedged crude oil and natural gas contracts and a realized gain of approximately $11.4 million and an unrealized loss of approximately $5.2 million, respectively, on derivative financial transactions that did not qualify for hedge accounting.

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

In March 2009 and February 2010, we monetized certain hedge positions and received cash proceeds of $66.5 million and $5.0 million, respectively. These amounts are carried in stockholders’ equity as part of other comprehensive income and will be recognized in income over the contract life of the underlying hedge contracts. Crude oil and natural gas sales were increased by $43.7 million for the year ended June 30, 2010 and will be increased by $9.1 million and $7.7 million for the quarters ended September 30, 2010 and December 31, 2010, respectively, as a result of the amortization of these monetized hedges.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Derivative Financial Instruments  – (continued)

As of June 30, 2010, we had the following contracts outstanding (Asset (Liability) and Fair Value Gain (Loss) in thousands):

	Crude Oil				Natural Gas
			Total				Total		Total
Period	Volume (MBbls)	Contract Price(1)	Asset (Liability)	Fair Value Gain (Loss)	Volume (MMMBtus)	Contract Price(1)	Asset (Liability)	Fair Value (Loss)	Asset (Liability)	Fair Value Gain (Loss)(2)
Put Spreads
7/10 – 6/11	609	$60.00/$75.00	$2,783	$(502)	1,230	$6.00/8.00	$2,379	$(1,494)	$5,162	$(1,996)
Puts
7/10 – 6/11	762	72.20	932	(429)					932	(429)
Swaps
7/10 – 6/11	2,671	75.46	(6,217)	4,090	9,830	6.29	12,055	(6,798)	5,838	(2,708)
7/11 – 6/12	1,049	80.71	335	(400)	8,613	6.56	8,740	(5,681)	9,075	(6,081)
7/12 – 6/13	460	81.95	226	(150)	3,220	6.39	2,203	(1,432)	2,429	(1,582)
			(5,656)	3,540			22,998	(13,911)	17,342	(10,371)
Collars
7/10 – 6/11	184	74.00/79.50	(72)	47					(72)	47
Three-Way Collars
7/10 – 6/11	25	55.00/70.00/82.10	(23)	15	2,420	5.62/7.63/10.60	3,871	(2,561)	3,848	(2,546)
7/11 – 6/12					1,840	5.50/7.50/10.55	2,595	(1,687)	2,595	(1,687)
			(23)	15			6,466	(4,248)	6,443	(4,233)
Total			$(2,036)	$2,671			$31,843	$(19,653)	$29,807	$(16,982)

(1)	The contract price is weighted-averaged by contract volume.
(2)	The gain on derivative contracts is net of applicable income taxes.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Derivative Financial Instruments  – (continued)

The following table quantifies the fair values, on a gross basis, of all our derivative contracts and identifies its balance sheet location as of June 30, 2010 (In thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133
Commodity Contracts	Derivative financial instruments		Derivative financial instruments
	Current	$32,276	Current	$9,215
	Non-current	15,712	Non-current	1,614
		47,988		10,829
Interest Rate Contracts			Derivative financial instruments
			Current	—
Total derivatives designated as hedging instruments under Statement 133		47,988		10,829
Derivatives not designated as hedging instruments under Statement 133
Commodity Contracts	Derivative financial instruments		Derivative financial instruments
	Current	11	Current	5,015
	Non-current	—	Non-current	—
		11		5,015
Total derivatives		$47,999		$15,844

The following table quantifies the fair values, on a gross basis, the effect of derivatives on our financial performance and cash flows for the year ended June 30, 2010 (in thousands):

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of (Gain) Loss Recognized in Income on Derivative (Effective Portion)	Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from OCI into Income (Effective Portion)	Location of (Gain) Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of (Gain) Loss Reclassified from OCI into Income (Ineffective Portion)
Commodity Contracts	$13,049	Revenue	$(45,604)	(Gain) /Loss on derivative financial instruments	$1,480
Interest Rate Contracts	(2,258)	Interest expense	(2,891)	(Gain) / Loss on derivative financial instruments	—
Total	$10,791		$(48,495)		$1,480

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Derivative Financial Instruments  – (continued)

Derivatives Not Designated as Hedging Instruments under Statement 133	Location of (Gain) Loss Recognized in Income on Derivative	Amount of (Gain) Loss Recognized in Income on Derivative
Commodity Contracts	(Gain) loss on derivative financial instruments	$(6,219)

We have reviewed the financial strength of our hedge counterparties and believe the credit risk to be minimal. At June 30, 2010, we had no deposits for collateral with our counterparties.

On June 26, 2006, we entered into an interest rate costless collar to mitigate the risk of loss due to changes in interest rates. The dollar amount hedged was $75 million with the interest rate collar being 5.45% to 5.75%. This instrument matured in April 2010. The impact of this collar on interest expense for the year ended June 30, 2010 was an increase of $2.9 million.

The following table reconciles the changes in accumulated other comprehensive income (loss) (in thousands):

	Year Ended
	June 30, 2010	June 30, 2009
Balance at beginning of year	$38,497	$(285,010)
Hedging activities:
Commodity
Change in fair value (loss)	(5,187)	162,536
Reclassified to income (loss)	(7,862)	161,157
Interest rate
Change in fair value (loss)	2,258	(2,444)
Reclassified to income	—	2,258
Balance at end of year	$27,706	$38,497

The amount expected to be reclassified to income in the next 12 months is $3.4 million income on our commodity hedges.

Note 10 — Stockholders’ Equity

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

Our common stock trades on The NASDAQ Capital Market (the “NASDAQ”) and on the London Stock Exchange AIM under the symbol “EXXI.” Our restricted common stock trades on the AIM under the symbol “EXXS.” Our shareholders are entitled to one vote for each share of common stock held on all matters to be voted on by shareholders.

On December 14, 2009, we closed on an offering of 18,000,000 shares of $0.005 par value common stock at a price of $9.50 per share, less $0.50 per share underwriters’ commission. On December 28, 2009, the underwriters exercised their over-allotment option acquiring an additional 821,046 shares at $9.50 per share, less $0.50 per share in underwriters’ commissions. We received net proceeds of $188.0 million for the combined common stock offerings, after deducting $0.50 per share underwriters’ commissions and offering costs.

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

Unit Purchase Option

As part of the placement on the AIM in October 2005, we issued to an underwriter and its designees (including its officers) an option (exercisable in whole or part) to subscribe up to 1,000,000 Units at a price of $33.00 per Unit. Each unit would consist of one common share and two warrants. The warrants were each convertible into a share of our common stock at $25.00 per share and expired on October 20, 2009. Fair value of the options, determined by using the Black-Scholes pricing model, was approximately $8.2 million, and recorded as a cost of the Placement in stockholders’ equity and additional paid-in capital. The common stock portion of the Units expire on October 20, 2010. There were no unit purchase options exercised at June 30, 2010.

Note 11 — Supplemental Cash Flow Information

The following represents our supplemental cash flow information (in thousands):

	Year Ended June 30,
	2010	2009	2008
Cash paid for interest	$84,336	$76,323	$97,937
Cash paid (received) for income taxes	—	716	(2,000)

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Supplemental Cash Flow Information  – (continued)

The following represents our non-cash investing and financing activities (in thousands):

	Year Ended June 30,
	2010	2009	2008
Put premiums acquired through financing	$3,928	$2,598	$7,097
Additions to property and equipment by recognizing asset retirement obligations	71,635	4,152	12,230

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

At our discretion, at the time the Phantom Stock Units and Performance Based Units vest, employees will settle in either common shares or cash. Upon a change in control of the Company, as defined, all outstanding Phantom Stock Units and Performance Based Units become immediately vested and payable. Historically, we have paid all vesting awards in cash. The July 21, 2010 vesting of the July 21, 2009 Performance Based Unit award was paid 50% in common stock and future vesting of the Performance Based Units may be paid in stock at the discretion of the Board of Directors.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Employee Benefit Plans  – (continued)

As of June 30, 2010, we have 1,321,668 unvested Phantom Stock units and 1,588,875 unvested Performance Units. For the years ended June 30, 2010, 2009 and 2008, we recognized compensation expense of $9.8 million, $2.4 million and $6.9 million, respectively, related to our Phantom Stock units. For the year ended June 30, 2010, we recognized compensation expense of $9.2 million, related to our Performance Units. A liability has been recognized as of June 30, 2010 for Phantom Stock Units and Performance Based Units in the amount of $17.3 million, in accrued liabilities in the accompanying consolidated balance sheet. The amount of the liability will be remeasured at fair value, which is based on period-end stock price, as of each reporting date.

Restricted Shares activity is as follows:

	Number of Shares	Grant-Date Fair Value per Share
Non-vested at June 30, 2008	66,333	$32.20
Granted on July 23, 2008	30,650	24.75
Granted on September 16, 2008	91,813	24.75
Vested during fiscal 2009	(46,833)
Non-vested at June 30, 2009	141,963	25.90
Vested during fiscal 2010	(60,319)
Non-vested at June 30, 2010	81,644	$24.75

We determine the fair value of the Restricted Shares based on the market price of our Common Stock on the date of grant. Compensation cost for the Restricted Shares is recognized on a straight line basis over the vesting or service period. As of June 30, 2010 there was approximately $1.1 million of unrecognized compensation cost related to non-vested Restricted Shares. We expect approximately $1.0 million to be recognized over fiscal 2011 and $0.1 million to be recognized during the fiscal year ended 2012.

Effective as of July 1, 2008, we adopted the Energy XXI Services, LLC 2008 Fair Market Value Stock Purchase Plan (“2008 Purchase Plan”), which allows eligible employees, directors, and other service providers of ours and our subsidiaries to purchase from us shares of our common stock that have either been purchased by us on the open market or that have been newly issued by us. During the years ended June 30, 2010 and 2009, we issued 129,239 shares and 86,570 shares, respectively, under the 2008 Purchase Plan.

In November 2008 we adopted the Energy XXI Services, LLC Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) which allows employees to purchase common stock at a 15% discount from the lower of the common stock closing price on the first or last day of the period. The current period is from January 1, 2010 to June 30, 2010. For the years ended June 30, 2010 and 2009, we had charged $0.4 million and $0.2 million, respectively, to compensation expense related to this plan. The plan has a limit of 1,000,000 common shares.

In September 2008, our Board of Directors granted 300,000 stock options to certain officers. These options to purchase our common stock were granted with an exercise price of $17.50 per share. These options vest over a three year period and may be exercised any time prior to September 10, 2018. As of June 30, 2010, 240,000 of the stock options remain unvested with 90,000 options vesting on September 10, 2010 and 150,000 options vesting on September 10, 2011. None of the vested options have been exercised.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Employee Benefit Plans  – (continued)

A summary of our stock option activity and related information is as follows:

	Year Ended June 30,
	2010		2009
	Shares Under Option	Weighted Ave. Exercise Price	Shares Under Option	Weighted Ave. Exercise Price
Beginning balance	240,000	$17.50	—	—
Granted	—	—	300,000	$17.50
Vested	—	—	(60,000)	17.50
Ending balance	240,000	$17.50	240,000	$17.50

Our net income (loss) for the years ended June 30, 2010 and 2009 includes approximately $1.1 million and $1.3 million, respectively of compensation costs related to stock options. As of June 30, 2010 there was $0.7 million of unrecognized compensation expense related to non-vested stock option grants. We expect approximately $0.6 million and $0.1 million to be recognized during the fiscal years ended 2011 and 2012, respectively.

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

Defined Contribution Plans.  Our employees are covered by a discretionary noncontributory profit sharing plan. The plan provides for annual employer contributions that can vary from year to year. We also sponsor a qualified 401 (k) Plan that provides for matching. The cost to us under these plans for the years ended June 30, 2010, 2009 and 2008 was $3.4 million, $1.6 million and $1.7 million and $1.4 million, $1.2 million and $1.4 million, respectively.

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

Effective July 23, 2010, Mr. Weyel resigned his positions as President, Chief Operating Officer and member of the Board of Directors. Mr. Weyel’s Separation Agreement calls for an estimated payment of $7.4 million which was paid in August 2010.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Year Ended June 30,
	2010	2009	2008
Net income (loss)	$27,320	$(571,629)	$26,869
Preferred stock dividends	4,320	—	—
Net income (loss) available for common stockholders	$23,000	$(571,629)	$26,869
Weighted average shares outstanding for basic EPS	40,992	28,918	17,161
Add dilutive securities: warrants and unit purchase options	392	—	892
Weighted average shares outstanding for diluted EPS	41,384	28,918	18,053
Earnings (loss) per share
Basic	$0.56	$(19.77)	$1.57
Diluted	0.56	(19.77)	1.49

For the years ended June 30, 2010 and 2009, 5,207,877 and 1,221,217, respectively, common stock equivalents were excluded from the diluted average shares due to an anti-dilutive effect.

Note 15 — Hurricanes Gustav and Ike

We have interest in properties that were damaged by hurricanes Gustav and Ike. Our insurance coverage is an indemnity program that provides for reimbursement after funds are expended. In September 2009, we reached a global settlement for $53.0 million with our insurance carrier. The settlement was incremental to $27.9 million of reimbursements received through June 30, 2009 related to hurricane claims.

Note 16 — Commitments and Contingencies

Litigation.  We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our financial position or results of operations.

Lease Commitments.  We have a non-cancelable operating lease for office space that expires on December 31, 2017. Future minimum lease commitments as of June 30, 2010 under the operating lease are as follows (in thousands):

Year Ending June 30,
2011	$1,352
2012	1,352
2013	1,352
2014	1,352
2015	1,352
Thereafter	3,376
Total	$10,136

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Commitments and Contingencies  – (continued)

Rent expense, including rent incurred on short-term leases, for the years ended June 30, 2010, 2009 and 2008 was approximately $1,933,000, $2,209,000 and $1,391,000, respectively.

Letters of Credit and Performance Bonds.  We had $9.6 million in letters of credit and $26.6 million of performance bonds outstanding as of June 30, 2010.

Drilling Rig Commitments.  As of June 30, 2010, we have a drilling rig commitment for a turnkey well for a total cost of $2.5 million.

Note 17 — Income Taxes

We are a Bermuda company and we are generally not subject to income tax in Bermuda. We operate through our various subsidiaries in the United States; accordingly, income taxes have been provided based upon U.S. tax laws and rates as they apply to our current ownership structure.

During the year ended June 30, 2010, we realized significant cancellation of indebtedness income (“COD”) for US federal income tax purposes as a result of debt refinancing transactions. We intend to elect to defer recognition for federal income tax purposes of COD income and related Original Issue Discount (“OID”) interest expense under Section 108(i) of the Internal Revenue Code (“Code”) until tax years 2014 – 2018. As a result, we have realized a significant deferred tax liability in the current year.

During the year ended June 30, 2009, we incurred a significant impairment loss related to our oil and gas properties due to the steep decline in global energy prices over that same time period. As a result of this impairment, for the year ending June 30, 2010 we are in a position of cumulative reporting losses for the preceding reporting periods. The volatility of energy prices and uncertainty of when energy prices may rebound is problematic and not readily determinable by our management. At this date, this general fact pattern does not allow us to project sufficient sources of future taxable income to offset our tax loss carryforwards and net deferred tax assets in the U.S. Under these current circumstances, it is management’s opinion that the realization of these tax attributes beyond the reversal of existing taxable temporary differences does not reach the “more likely than not” criteria under ASC 740 (formerly known as FAS 109). As a result, during the year ended June 30, 2009 we established a valuation allowance of $175.0 million, and adjusted this allowance downward by $40.4 million due to the presence of pre-tax income in the year ended June 30, 2010. This results in an ending valuation allowance of $134.6 million at June 30, 2010.

The amounts of income before income taxes attributable to U.S. and non-U.S. operations are as follows:

	Year Ended June 30,
	2010	2009	2008
	(In Thousands)
U.S. income (loss)	$12,794	$(632,145)	$17,162
Non-U.S. income	30,770	38,177	24,581
Income (loss) before income taxes	$43,564	$(593,968)	$41,743

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Income Taxes  – (continued)

The components of our income tax provision (benefit) are as follows:

	Year Ended June 30,
	2010	2009	2008
	(In Thousands)
Current
United States	$—	$—	$—
Non U.S.	—	716	—
State	6	—	4
Total current	6	716	4
Deferred
United States	16,238	(23,055)	14,769
State	—	—	101
Total deferred (benefit)	16,238	(23,055)	14,870
Total income tax provision (benefit)	$16,244	$(22,339)	$14,874

The following is a reconciliation of statutory income tax expense to our income tax provision:

	Year Ended June 30,
	2010	2009	2008
	(In Thousands)
Income (loss) before income taxes	$43,564	$(593,968)	$41,743
Statutory rate	35%	35%	35%
Income tax expense (benefit) computed at statutory rate	15,247	(207,889)	14,610
Reconciling items
Federal withholding obligation	10,343	11,053	8,473
Non taxable foreign income	(10,770)	(13,362)	(8,603)
Change in valuation allowance	(40,332)	174,966	—
Debt cancellation – bond repurchase	40,460	12,289	—
State income taxes, net of federal tax benefit	4	—	103
Other – net	1,292	604	291
Tax provision (benefit)	$16,244	$(22,339)	$14,874

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Income Taxes  – (continued)

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of our deferred taxes are detailed in the table below:

	June 30,
	2010	2009
	(In Thousands)
Deferred tax assets
Asset retirement obligation	$10,683	$30,478
Tax loss carryforwards on U.S. operations	93,277	63,518
Capital loss carryforward	12,242	12,242
Derivative instruments	—	—
Accrued interest expense	43,534	31,467
Employee benefit plans	8,130	1,225
Oil and natural gas properties	70,328	69,207
Other	—	—
Total deferred tax assets	238,194	208,137
Deferred tax liabilities
Derivative instruments and other	7,334	2,425
Oil and natural gas properties	—	—
Federal withholding obligation	37,315	26,972
Other property and equipment	13,080	13,433
Deferred state tax obligation	1,100	1,100
Cancellation of debt	61,762	—
Other	20,184	16,130
Total deferred tax liabilities	140,775	60,060
Valuation allowance	134,634	174,966
Net deferred tax asset (liability)	$(37,215)	$(26,889)
Reflected in the accompanying balance sheet as
Non-current deferred tax liability	$(37,215)	$(26,889)

At June 30, 2010, we have a federal tax loss carryforward (“NOLs”) of approximately $267 million, a state income tax loss carryforward of approximately $168 million and a federal capital loss carryforward of $35 million. The income tax NOLs will expire in various amounts beginning in 2021 and ending in 2030 and the federal capital loss has a 5 year carryforward period that will expire in 2014.

Section 382 of the Code (“Section 382”) imposes limitations on a corporation’s ability to utilize its NOLs if it experiences an “ownership change” and Code Section 383 provides similar rules for other tax attributes, e.g., capital losses. In general terms, an ownership change may result from transactions increasing the ownership percentage of certain shareholders in the stock of the corporation by more than 50 percentage points over a three year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax exempt rate (which is 4.57% for the month of June 2008). Any unused annual limitation may be carried over to subsequent years. The amount of the limitation may, under certain circumstances, be increased by the built-in gains held by the Company at the time of the ownership change that are recognized in the five year period after the change. The Company experienced an ownership change on June 20, 2008 due in significant part to the exchange of warrants for common stock. Based upon the Company’s determination of its annual limitation related to this ownership

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Income Taxes  – (continued)

change, management believes that Section 382 should not otherwise limit the Company’s ability to utilize its federal or state NOLs during their applicable carryforward periods. Management will continue to monitor the potential impact of Code Sections 382 and 383 in future periods with respect to NOL and capital loss carryforwards and will reassess realization of NOL and capital loss carryforwards annually.

We adopted the provisions of ASC 740-10 (formally known as FIN 48) and applied the guidance of ASC 740-10 as of July 1, 2007. As of the adoption date, we did not record a cumulative effect adjustment related to the adoption of ASC 740-10 or have any gross unrecognized tax benefit. At June 30, 2010, we did not have any ASC 740-10 liability or gross unrecognized tax benefit.

We filed our initial tax return for the tax year ended June 30, 2006 as well as the returns for the tax years ended June 30, 2007 through 2009. Tax years ended June 30, 2007 through 2009 remain open to examination under the applicable statute of limitations in the U.S. and state tax jurisdictions in which the Company and its subsidiaries file income tax returns.

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

Shell Trading Company (“Shell”) accounted for approximately 62%, 65% and 62% of our total oil and natural gas revenues during the years ended June 30, 2010, 2009 and 2008, respectively. We also sell our production to a number of other customers, and we believe that those customers, along with other purchasers of oil and natural gas, would purchase all or substantially all of our production in the event that Shell curtailed its purchases.

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

Listed below are our Level 2 financial instruments and a description of the significant inputs utilized to determine their fair value at June 30, 2010 (in thousands):

Level 2
Assets:
Natural Gas and Oil Derivatives	$34,367
Liabilities:
Natural Gas and Oil Derivatives	$2,212

The following table sets forth a reconciliation of changes in the fair value of derivatives classified as Level 3 (in thousands):

Interest Rate Collar
Balance at July 1, 2009	$3,474
Total loss included in other comprehensive income	(583)
Settlements	(2,891)
Balance at June 30, 2010	$—

We include fair value information in the notes to the consolidated financial statements when the fair value of our financial instruments is different from the book value. We believe that the carrying value of our cash and cash equivalents, receivables, accounts payable, accrued liabilities and short-term and long-term debt, other than our high yield facility and 16% Second Lien Notes, materially approximates fair value due to the short-term nature and the terms of these instruments. We believe that the fair value of our high yield facility and 16% Second Lien Notes as of June 30, 2010 was $272.4 million and $381.3 million, respectively.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 — Prepayments and Accrued Liabilities

Prepayments and accrued liabilities consist of the following (in thousands):

	June 30,
	2010	2009
Prepaid expenses and other current assets
Advances to joint interest partners	$22,055	$7,858
Insurance	1,635	168
Inventory	4,805	5,526
Royalty deposit	2,341	1,746
Other	3,643	2,766
Total prepaid expenses and other current assets	$34,479	$18,064
Accrued liabilities
Advances from joint interest partners	$3,659	$338
Employee benefits and payroll	27,014	8,096
Interest	3,855	4,855
Accrued hedge payable	9,407	8,179
Undistributed oil and gas proceeds	20,266	11,744
Other	4,582	2,968
Total accrued liabilities	$68,783	$36,180

Note 21 —  Dividends

On September 9, 2008, the Board of Directors (“Board”) declared a common stock quarterly cash dividend of $0.025 per share, payable October 20, 2008 to shareholders of record on September 19, 2008. On November 3, 2008, the Board declared a cash dividend of $0.025 per common share, payable on December 5, 2008 to shareholders of record on November 14, 2008. On February 6, 2009, the Board declared a cash dividend of $0.025 per common share, payable on March 13, 2009 to shareholders of record on February 20, 2009.

Note 22 — Subsequent Event

Insurance Note

In July 2010, we entered into a note to finance a portion of our insurance premiums. The note is for a total face amount of $19.6 million and bears interest at an annual rate of 2.48%. The note amortizes over the remaining term of the insurance, which matures April 1, 2011.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 — Selected Quarterly Financial Data — Unaudited

Unaudited quarterly financial data are as follows (in thousands, except per share amounts):

	Year Ended June 30, 2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$139,391	$150,127	$124,506	$84,907
Operating income	28,222	36,563	21,339	15,923
Net income (loss)	$12,086	$11,088	$16,446	$(12,300)
Preferred Stock Dividends	1,994	1,994	332	—
Net Income (Loss) Available for Common Stockholders	$10,092	$9,094	$16,114	$(12,300)
Basic earnings (loss) per common share(1)	$0.20	$0.18	$0.48	$(0.42)
Diluted earnings (loss) per common share(1)	0.20	0.18	0.46	(0.42)

	Year Ended June 30, 2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$101,098	$106,136	$106,852	$119,744
Operating income (loss)(2)	26,761	(102,114)	(455,333)	13,469
Net income (loss)	$(17,157)	$(120,618)	$(429,203)	$(4,651)
Basic earnings (loss) per common share(1)	$(0.59)	$(4.18)	$(14.88)	$(0.16)
Diluted earnings (loss) per common share(1)	(0.59)	(4.18)	(14.88)	(0.16)

(1)	The sum of the individual quarterly earnings per share may not agree with year-to-date earnings per share because each quarterly calculation is based on the income for that quarter and the weighted average number of shares outstanding during that quarter.
(2)	We recognized a non-cash write-down of the net book value of our oil and gas properties of $117.9 million and $459.1 million in the third and second quarters of fiscal 2009, respectively.

Note 24 — Supplementary Oil and Gas Information — Unaudited

The supplementary data presented herein reflects information for all of our oil and gas producing activities. Costs incurred for oil and gas property acquisition, exploration and development activities follows:

	Year Ended June 30,
	2010	2009	2008
	(In Thousands)
Oil and Gas Activities
Exploration costs	$51,030	$121,554	$114,639
Development costs	92,949	142,848	232,776
Total	143,979	264,402	347,415
Administrative and Other	1,133	1,610	9,758
Total capital expenditures	145,112	266,012	357,173
Property acquisitions
Proved	250,795	—	38,124
Unproved	42,242	—	1,892
Total acquisitions	293,037	—	40,016
Asset retirement obligations, insurance proceeds and other – net	17,996	71,788	(13,321)
Total costs incurred	$456,145	$337,800	$383,868

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24 — Supplementary Oil and Gas Information — Unaudited  – (continued)

We excluded the following costs related to unproved property costs and major development projects:

	Year Ended June 30,
	2010	2009	2008
	(In Thousands)
Unevaluated properties	$85,211	$137,489	$215,681
Wells in progress	59,099	27,944	57,692
	$144,310	$165,433	$273,373

Oil and natural gas property costs excluded represent investments in unevaluated properties and include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. We exclude these costs until the property has been evaluated. We also allocate a portion of our acquisition costs to unevaluated properties based on relative value. Costs are transferred to the full cost pool as the properties are evaluated or over the life of the reservoir. The wells in progress will be transferred into the amortization base once the results of the drilling activities are known.

Estimated Net Quantities of Oil and Natural Gas Reserves

The following estimates of the net proved oil and natural gas reserves of our oil and gas properties located entirely within the United States of America are based on evaluations prepared by third-party reservoir engineers (87% of our proved reserves on a valuation basis) and, the remainder, internally by EXXI reservoir engineers. Reserve volumes and values were determined under the method prescribed by the SEC, which requires the application of the 12-month average price for natural gas and oil calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month prior period to the end of the reporting period and current costs held constant throughout the projected reserve life. Prices under the previous rules as of June 30, 2010 would have had no material impact. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise that those of producing oil and gas properties. Accordingly, reserve estimates are expected to change as additional performance data becomes available.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24 — Supplementary Oil and Gas Information — Unaudited  – (continued)

Estimated quantities of proved domestic oil and gas reserves and changes in quantities of proved developed and undeveloped reserves in thousands of barrels (“MBbls”) and thousands of cubic feet (“MMcf”) for each of the periods indicated were as follows:

	Crude Oil (MBbls)	Natural Gas (MMcf)	Total (MBOE)
Proved reserves at June 30, 2007	30,340	151,832	55,645
Production	(4,959)	(27,716)	(9,578)
Extensions and discoveries	2,520	7,410	3,755
Revisions of previous estimates	1,909	(11,033)	70
Sales of reserves	(21)	(141)	(45)
Purchases of minerals in place	176	8,846	1,651
Proved reserves at June 30, 2008	29,965	129,198	51,498
Production	(4,146)	(17,472)	(7,058)
Extensions and discoveries	971	32,383	6,368
Revisions of previous estimates	4,147	(10,447)	2,406
Sales of reserves	(64)	(247)	(105)
Proved reserves at June 30, 2009	30,873	133,415	53,109
Production	(5,352)	(15,534)	(7,941)
Extensions and discoveries	698	5,637	1,638
Revisions of previous estimates	3,643	7,403	4,877
Purchases of minerals in place	17,621	37,862	23,931
Proved reserves at June 30, 2010	47,483	168,783	75,614
Proved developed reserves
June 30, 2007	20,978	96,751	37,103
June 30, 2008	19,793	77,991	32,792
June 30, 2009	20,183	82,432	33,922
June 30, 2010	36,970	93,610	52,572
Proved undeveloped reserves
June 30, 2007	9,362	55,081	18,542
June 30, 2008	10,172	51,207	18,706
June 30, 2009	10,690	50,983	19,187
June 30, 2010	10,513	75,173	23,042

Our estimated proved undeveloped (“PUD”) reserves of 23,042 MBOE as of June 30, 2010 increased by 3,855 MBOE over the 19,187 MBOE of PUD reserves estimated at the end of June 30, 2009. During fiscal 2010, we converted 4,000 MBOE of proved undeveloped reserves as of June 30, 2009, to proved developed reserves principally through drilling activity in Main Pass 61.

During fiscal 2010 a total of $16.4 million was spent on projects associated with reserves that were carried as PUD reserves at the end of fiscal year 2009.

None of our PUD reserves have been booked longer than five years.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24 — Supplementary Oil and Gas Information — Unaudited  – (continued)

	Year Ended June 30,
	2010		2009		2008
	Oil (Bbl)	Gas (MMBtu)	Oil (Bbl)	Gas (MMBtu)	Oil (Bbl)	Gas (MMBtu)
Commodity prices used in determining future cash flows	$75.76	$4.10	$69.89	$3.89	$142.46	$13.89

Standardized Measure of Discounted Future Net Cash Flows

A summary of the standardized measure of discounted future net cash flows relating to proved crude oil and natural gas reserves is shown below. Future net cash flows are computed using year-end commodity prices, costs and statutory tax rates (adjusted for tax credits and other items) that relate to our existing proved crude oil and natural gas reserves.

The standardized measure of discounted future net cash flows related to proved oil and gas reserves as of June 30, 2010, 2009 and 2008 are as follows (in thousands):

	June 30,
	2010	2009	2008
Future cash inflows	$4,121,293	$2,608,640	$5,969,185
Less related future
Production costs	1,024,492	688,706	986,630
Development and abandonment costs	639,524	522,193	660,124
Income taxes	398,399	71,876	1,036,581
Future net cash flows	2,058,878	1,325,865	3,285,850
Ten percent annual discount for estimated timing of cash flows	509,727	320,589	776,151
Standardized measure of discounted future net cash flows	$1,549,151	$1,005,276	$2,509,699

Changes in Standardized Discounted Future Net Cash Flows

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved crude oil and natural gas reserves follows (in thousands):

	Year Ended June 30,
	2010	2009	2008
Beginning of year	$1,005,276	$2,509,699	$1,393,154
Revisions of previous estimates
Changes in prices and costs	300,591	(2,200,286)	1,628,049
Changes in quantities	27,735	183,783	20,088
Additions to proved reserves resulting from extensions, discoveries and improved recovery, less related costs	27,651	99,024	207,597
Purchases of reserves in place	703,456	—	109,877
Sales of reserves in place	—	(5,603)	(1,641)
Accretion of discount	105,977	330,143	158,599
Sales, net of production costs	(352,102)	(306,230)	(491,687)
Net change in income taxes	(245,269)	737,233	(598,896)
Changes in rate of production and other	(24,164)	(342,487)	84,559
Net change	543,875	(1,504,423)	1,116,545
End of year	$1,549,151	$1,005,276	$2,509,699

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is included in Item 8 of this report on page 64 and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarterly period ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to general instruction G to Form 10-K, the remaining information required by this Item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K and to the information set forth in Item 4 of this report.

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

Item 11. Executive Compensation

Pursuant to general instruction G to Form 10-K, the information required by this Item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

Pursuant to general instruction G to Form 10-K, the information required by this Item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to general instruction G to Form 10-K, the information required by this Item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K.

Item 14. Principal Accounting Fees and Services

Pursuant to general instruction G to Form 10-K, the information required by this Item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K or incorporated by reference:

(1) Financial Statements

(2) Financial Statement Schedules

All schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.

(3) Exhibits

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this report and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of September 2010.

ENERGY XXI (BERMUDA) LIMITED
By /s/ John D. Schiller, Jr. John D. Schiller, Jr. Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John D. Schiller, Jr. John D. Schiller, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	September 8, 2010
/s/ David West Griffin David West Griffin	Chief Financial Officer and (Principal Financial Officer and Principal Accounting Officer)	September 8, 2010
/s/ William Colvin William Colvin	Director	September 8, 2010
/s/ Paul Davison Paul Davison	Director	September 8, 2010
/s/ David M. Dunwoody David M. Dunwoody	Director	September 8, 2010
/s/ Hill A. Feinberg Hill A. Feinberg	Director	September 8, 2010

EXHIBIT INDEX

Exhibit Number	Description	Originally Filed as Exhibit	File Number
3.1	Altered Memorandum of Association of Energy XXI (Bermuda) Limited	3.1 to the Company’s Form 8-K filed on December 5, 2009	001-33628
3.2	Bye-Laws of Energy XXI (Bermuda) Limited	3.1 to the Company’s Form 8-K filed on January 29, 2010	001-33628
4.1	Investor Rights Agreement dated October 13, 2005 among Energy XXI Acquisition Corporation (Bermuda) Limited, Sunrise Securities Corp. and Collins Steward Limited	4.1 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
4.2	Registration Rights Agreement dated October 13, 2005 among Energy XXI Acquisition Corporation (Bermuda) and the investors named therein	4.2 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
4.3	Indenture, by and among, among Energy XXI Gulf Coast, Inc., Energy XXI (Bermuda) Limited, the Guarantors and Wells Fargo Bank, a national banking association, as trustee, dated as of June 8, 2007	4.3 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
4.4	Indenture, dated as of November 12, 2009, by and between Energy XXI Gulf Coast, Inc., Guarantors named therein, and Wilmington Trust FSB, as Trustee	4.1 to Form 8-K filed November 9, 2009	001-33628
4.5	Registration Rights Agreement, dated as of November 12, 2009, by and between Energy XXI Gulf Coast, Inc., Guarantors named therein, and Purchasers named therein	4.2 to Form 8-K filed November 19, 2009	001-33628
10.1	Amended and Restated First Lien Credit Agreement, dated June 8, 2007, among the Issuer, the guarantors named therein, the various financial institutions, as lenders, The Royal Bank of Scotland plc, as Administrative Agent, RBS Securities Corporation and BNP Paribas, as Syndication Agent, and Guaranty Bank, FSB and BMO Capital Markets Financing, Inc., as Co-Documentation Agents	10.1 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.2†	Employment Agreement dated April 4, 2006 between Energy XXI (Bermuda) Limited and John D. Schiller, Jr.	10.2 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.3†	Employment Agreement dated April 4, 2006 between Energy XXI (Bermuda) Limited and Steve Weyel	10.3 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.4†	Employment Agreement dated April 4, 2006 between Energy XXI (Bermuda) Limited and David West Griffin	10.4 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.5†	2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.5 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639

Exhibit Number	Description	Originally Filed as Exhibit	File Number
10.6†	Form of Restricted Stock Grant Agreement under 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.6 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.7†	Form of Restricted Stock Unit Agreement under 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.7 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.8†	Appointment letter dated August 31, 2005 for William Colvin	10.8 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.9†	Appointment letter dated August 31, 2005 for David Dunwoody	10.9 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.10†	Appointment letter dated April 16, 2007 for Hill Feinberg	10.10 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.11†	Appointment letter dated April 24, 2007 for Paul Davison	10.11 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.12	Letter Agreement dated September 2005 between Energy XXI Acquisition Corporation (Bermuda) Limited and The Exploitation Company, L.L.P.	10.12 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.13	Assumption and Indemnity Agreement dated September 15, 2005 between Energy XXI Acquisition Corporation (Bermuda) Limited and The Exploitation Company, L.L.P.	10.13 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.14	Purchase and Sale Agreement dated as of June 6, 2006 by and between Castex Energy, Inc., Castex Energy 1995, L.P., Browning Oil Company, Inc., Flare Resources Inc., J&S Oil and Gas, LLC, Kitty Hawk Energy, L.L.C. and Rabbit Island, L.P., as the Sellers, and Energy XXI Gulf Coast, Inc. as the Buyer	10.14 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.15	First Amendment to Purchase and Sale Agreement dated as of July 5, 2006 by and between Castex Energy, Inc., Castex Energy 1995, L.P., Browning Oil Company, Inc., Flare Resources Inc., J&S Oil and Gas, LLC, Kitty Hawk Energy, L.L.C. and Rabbit Island, L.P., as the Sellers, and Energy XXI Gulf Coast, Inc. as the Buyer	10.15 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.16	Second Amendment to Purchase and Sale Agreement dated as of July 10, 2006 by and between Castex Energy, Inc., Castex Energy 1995, L.P., Browning Oil Company, Inc., Flare Resources Inc., J&S Oil and Gas, LLC, Kitty Hawk Energy, L.L.C. and Rabbit Island, L.P., as the Sellers, and Energy XXI Gulf Coast, Inc. as the Buyer	10.16 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639

Exhibit Number	Description	Originally Filed as Exhibit	File Number
10.17	Third Amendment to Purchase and Sale Agreement dated as of July 27, 2006 by and between Castex Energy, Inc., Castex Energy 1995, L.P., Browning Oil Company, Inc., Flare Resources Inc., J&S Oil and Gas, LLC, Kitty Hawk Energy, L.L.C. and Rabbit Island, L.P., as the Sellers, and Energy XXI Gulf Coast, Inc. as the Buyer.	10.17 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.18	Purchase and Sale Agreement dated as of February 21, 2006 by and between Marlin Energy, L.L.C., as Seller, and Energy XXI Gulf Coast, Inc., as Buyer	10.18 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.19	Joinder and Amendment to Purchase and Sale Agreement dated as of March 2, 2006 by and among Marlin Energy, L.L.C., Energy XXI Gulf Coast, Inc. and Energy XXI (US Holdings) Limited	10.19 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.20	Second Amendment to Purchase and Sale Agreement dated as of March 12, 2006 by and among Marlin Energy, L.L.C., Energy XXI Gulf Coast, Inc. and Energy XXI (US Holdings) Limited	10.20 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.21	Participation Agreement dated as January 26, 2007 by and between Centurion Exploration Company and Energy XXI Gulf Coast, Inc.	10.21 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.22	Purchase and Sale Agreement, dated as of April 24, 2007, by and between Pogo Producing Company and Energy XXI GOM, LLC	10.22 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.23	Registration Rights Agreement dated as of June 8, 2007 among Energy XXI Gulf Coast, Inc., the Guarantors named therein, the Initial Purchasers named therein, and the Purchasers named therein	10.23 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.24†	2006 Long-Term Incentive Plan of Energy XXI Services, LLC (as amended for fiscal year 2008)	10.1 to Form S-8 filed on November 30, 2007	333-147731
10.25	First Amendment to the June 8, 2007 Amended and Restated First Lien Credit Agreement, dated November 19, 2007	10.1 to Form 8-K filed on November 26, 2007	001-33628
10.26	Second Amendment to the June 8, 2007 Amended and Restated First Lien Credit Agreement, dated December 1, 2008	10.1 to Form 8-K filed on December 15, 2008	001-33628
10.27	Third Amendment to the June 8, 2007 Amended and Restated First Lien Credit Agreement, dated April 6, 2009	10.1 to Form 8-K filed on March 31, 2009	001-33628
10.28†	Form of Notice of Grant of Stock Option together with Form of Stock Option Agreement under 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.25 to Form 10-K filed on September 11, 2008	001-33628
10.29†	Energy XXI Services, LLC Directors’ Deferred Compensation Plan	10.1 to Form 8-K filed on September 10, 2008	001-33628
10.30†	Employment Agreement of John D. Schiller, Jr., effective September 10, 2008	10.1 to Form 8-K filed on September 11, 2008	001-33628
10.31†	Employment Agreement of Steve Weyel, effective September 10, 2008	10.2 to Form 8-K filed on September 11, 2008	001-33628

Exhibit Number	Description	Originally Filed as Exhibit	File Number
10.32†	Employment Agreement of David West Griffin, effective September 10, 2008	10.3 to Form 8-K filed on September 11, 2008	001-33628
10.33†	Form of Indemnification Agreement between Energy XXI (Bermuda) Limited and Indemnitees	10.1 to Form 8-K filed on November 5, 2008	001-33628
10.34†	Form of Indemnification Agreement Between Company Subsidiaries and Indemnitees	10.2 to Form 8-K filed on November 5, 2008	001-33628
10.35†	Energy XXI Services, LLC Employee Stock Purchase Plan	10.1 to Form 8-K filed on November 5, 2008	001-33628
10.36†	Energy XXI Services, LLC 2008 Fair Market Value Stock Purchase Plan	4.2 to Form S-8 filed on June 10, 2009	333-159868
10.37	Fourth Amendment to the Amended and Restated First Lien Credit Agreement, dated September 11, 2009	4.1 to Form 8-K filed on September 23, 2009	001-33628
10.38*	Fifth Amendment to the Amended and Restated First Lien Credit Agreement, dated December 11, 2009
10.39	Sixth Amendment to the Amended and Restated First Lien Credit Agreement, dated February 5, 2010	10.1 to Form 8-K filed on February 10, 2010	001-33628
10.40	Purchase and Sale Agreement, dated as of November 20, 2009 by and between MitEnergy Upstream LLC and Energy XXI, Inc.	10.1 to Form 8-K filed November 24, 2009	001-33628
10.41	Amended and restated 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.1 to Form S-8 filed on December 15, 2009	333-163736
12.1*	Ratio of Earnings to Fixed Charges – Energy XXI Gulf Coast, Inc.
14.1	Code of Business Conduct and Ethics	14.1 to Form 10-K filed September 11, 2008	001-33628
21.1*	Subsidiary List
23.1*	Consent of UHY LLP
23.2*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chairman and Chief Executive Officer of Energy XXI (Bermuda) Limited
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Energy XXI (Bermuda) Limited
32.1#	Certification of the Chief Executive Officer under 18 U.S.C. §1350
32.2#	Certification of the Chief Financial Officer under 18 U.S.C. §1350
99.1*	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers and Geologists

(*)	Filed herewith.
(#)	Furnished herewith.
(†)	Executive Compensation Plan or Arrangement.