Form 10-Q
period 2010-09-30
ENERGY XXI (BERMUDA) LTD
filed 2010-11-08
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☐No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer                                 ¨                                                                                     Accelerated filer☑

Non-accelerated filer                                   ☐                                                                                     Smaller Reporting Company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No  ☑

As of November 8, 2010, there were 69,046,826 shares outstanding of the registrant’s common stock, par value $0.005 per share.

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

Developed oil and gas reserves are reserves of any category that can be expected to be recovered: (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well, is acreage that is allocated or assignable to producing wells or wells capable of production.  For a complete definition of developed oil and gas reserves, refer to the SEC’s Regulation S-X, Rule 4-10(a) (6).

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

Production costs are costs incurred to operate and maintain our wells and related equipment and facilities. For a complete definition of production costs, please refer to the Sec’s Regulation S-X, Rule 4-10(a) (20).

Productive well is a well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

Proved reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.  The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.  For a complete definition of proved oil and gas reserves, refer to the SEC’s Regulation S-X, Rule 4-10(a) (22).

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)
	September 30,	June 30,
	2010	2010
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$12,883	$14,224
Accounts receivable
Oil and natural gas sales	63,004	68,675
Joint interest billings	5,559	4,388
Insurance and other	3,162	4,471
Prepaid expenses and other current assets	46,640	34,479
Derivative financial instruments	908	19,757
Total Current Assets	132,156	145,994

Property and Equipment, net of accumulated depreciation, depletion, amortization and impairment
Oil and natural gas properties - full cost method of accounting, including $151.1 million and $144.3 million unevaluated properties at September 30, 2010 and June 30, 2010, respectively	1,388,863	1,378,222
Other property and equipment	7,432	8,028
Total Property and Equipment	1,396,295	1,386,250
Other Assets
Derivative financial instruments	307	14,610
Debt issuance costs, net of accumulated amortization	17,874	19,637
Total Other Assets	18,181	34,247
Total Assets	$1,546,632	$1,566,491

LIABILITIES
Current Liabilities
Accounts payable	$78,786	$87,103
Accrued liabilities	64,383	68,783
Note payable	13,107	—
Asset retirement obligations	50,755	35,154
Derivative financial instruments	5,657	1,701
Current maturities of long-term debt	1,580	2,518
Total Current Liabilities	214,268	195,259
Long-term debt, less current maturities, face value of $710.5 million and $728.6 million at September 30, 2010 and June 30, 2010, respectively	751,239	772,082
Deferred income taxes	31,718	37,215
Asset retirement obligations, net of current portion	110,239	124,123
Derivative financial instruments	7,109	511
Other liabilities	1,010	740
Total Liabilities	1,115,583	1,129,930
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock, $0.001 par value, 2,500,000 shares authorized and 1,100,000 shares issued and outstanding at September 30, 2010 and June 30, 2010, respectively.	11	11
Common stock, $0.005 par value, 200,000,000 shares authorized and 51,244,369 and 50,819,109 shares issued and 51,243,716 and 50,636,719 shares outstanding at September 30, 2010 and June 30, 2010, respectively	256	254
Additional paid-in capital	908,047	901,457
Accumulated deficit	(494,728)	(492,867)
Accumulated other comprehensive income, net of income taxes	17,463	27,706
Total Stockholders’ Equity	431,049	436,561

Total Liabilities and Stockholders’ Equity	$1,546,632	$1,566,491

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,
	2010	2009

Revenues
Oil sales	$115,830	$66,293
Natural gas sales	28,170	18,614
Total Revenues	144,000	84,907

Costs and Expenses
Lease operating expense	44,174	25,425
Production taxes	694	1,275
Depreciation, depletion and amortization	54,077	35,351
Accretion of asset retirement obligations	5,974	5,146
General and administrative expense	18,597	8,066
Gain on derivative financial instruments	(1,138)	(6,279)
Total Costs and Expenses	122,378	68,984

Operating Income	21,622	15,923

Other Income (Expense)
Other income	10	1,986
Interest expense	(21,480)	(20,962)
Total Other Expense	(21,470)	(18,976)

Income (Loss) Before Income Taxes	152	(3,053)

Income Tax Expense	19	9,247
Net Income (Loss)	133	(12,300)
Preferred Stock Dividends	1,994	—
Net Loss Attributable to Common Stockholders	$(1,861)	$(12,300)

Net Loss Per Share Attributable to Common Stockholders
Basic	$(0.04)	$(0.42)
Diluted	$(0.04)	$(0.42)

Weighted Average Number of Common Shares Outstanding
Basic	51,002	29,151
Diluted	51,002	29,151

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended September 30,
	2010	2009

Cash Flows From Operating Activities
Net income (loss)	$133	$(12,300)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation, depletion and amortization	54,077	35,351
Deferred income tax expense	19	9,247
Change in derivative financial instruments
Proceeds from sale of derivative instruments	34,055	—
Other – net	(8,699)	(12,356)
Accretion of asset retirement obligations	5,974	5,146
Amortization of deferred gain on debt and debt discount and premium	(2,749)	(1,843)
Amortization and write-off of debt issuance costs	1,762	1,118
Stock-based compensation	1,789	903
Changes in operating assets and liabilities
Accounts receivable	8,400	15,276
Prepaid expenses and other current assets	(12,161)	(6,696)
Settlement of asset retirement obligations	(5,307)	(9,834)
Accounts payable and accrued liabilities	658	19,944
Net Cash Provided by Operating Activities	77,951	43,956

Cash Flows from Investing Activities
Acquisitions	(8)	—
Capital expenditures	(63,535)	(26,845)
Insurance payments received	—	7,979
Transfer to restricted cash	—	(526)
Proceeds from the sale of properties	400	—
Other	(32)	88
Net Cash Used in Investing Activities	(63,175)	(19,304)

Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	5,130	—
Dividends to shareholders	(1,994)	—
Proceeds from long-term debt	47,000	—
Payments on long-term debt	(65,929)	(4,661)
Other	(324)	(1,615)
Net Cash Used in Financing Activities	(16,117)	(6,276)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,341)	18,376

Cash and Cash Equivalents, beginning of period	14,224	88,925

Cash and Cash Equivalents, end of period	$12,883	$107,301

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

Interim Financial Statements. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying consolidated financial statements.  The results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year.  For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

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

Fair Value Measurements and Disclosures. The FASB has issued new guidance on improving disclosures about fair value measurements. The new guidance requires certain new disclosures and clarifies some existing disclosure requirements about fair value measurement. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, the new guidance now requires:

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

Ceiling Test. Under the full cost method of accounting, we are required to perform a “ceiling test” each quarter that determines a limit on the book value of our oil and gas properties.  If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties and future development costs, exceeds the present value of estimated future net cash flows discounted at 10%, net of related tax effects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A.  Future net cash flows are based on the average commodity prices realized over the proceeding twelve-month period and exclude future cash outflows related to estimated abandonment costs.  As of the reported balance sheet date, capitalized costs of oil and gas producing properties may not exceed the full cost limitation calculated under the above described rule.

Note 4 – Acquisitions

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

The Mit Acquisition was accounted for under the purchase method of accounting in accordance with the new business combination accounting guidance we adopted effective July 1, 2009.  Accordingly, we conducted a preliminary assessment of the net assets acquired in and recognized provisional amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair market values, while transaction and integration costs associated with this acquisition were expensed as incurred. The initial accounting for the business combination is not complete; adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as we complete a more detailed analysis of this acquisition and additional information is obtained about the facts and circumstances that existed as of the acquisition date.

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

The following table presents the preliminary allocation of the assets acquired and liabilities assumed, based on their fair values on November 20, 2009 (in thousands):

Oil and natural gas properties– evaluated	$292,609
Oil and natural gas properties– unevaluated	41,987
Net working capital	4,237
Asset retirement obligation liabilities	(62,604)
Cash paid	$276,229

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

Note 5 – Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2010	June 30, 2010
Oil and gas properties
Proved properties	$2,732,646	$2,675,308
Less: Accumulated depreciation, depletion, amortization and impairment	1,494,836	1,441,396
Proved properties—net	1,237,810	1,233,912
Unproved properties	151,053	144,310
Oil and gas properties—net	1,388,863	1,378,222

Other property and equipment	15,664	15,641
Less: Accumulated depreciation	8,232	7,613
Other property and equipment—net	7,432	8,028
Total property and equipment	$1,396,295	$1,386,250

Note 6 – Long-term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2010
	Face Value	Premium (Discount)	Recorded Value	June 30, 2010

Revolving credit facility	$91,457	$—	$91,457	$109,457
16% Second Lien Notes due 2014 (Exchange Offer)	281,297	56,232	337,528	341,319
16% Second Lien Notes due 2015 (Private Placement)	60,712	(15,460)	45,253	44,210
Total 16% Second Lien Notes due 2014	342,009	40,772	382,781	385,529
10% Senior Notes due 2013	276,500	—	276,500	276,500
Put premium financing	1,388	—	1,388	2,317
Capital lease obligation	693	—	693	797
Total debt	712,047	40,772	752,819	774,600
Less current maturities	1,580	—	1,580	2,518
Total long-term debt	$710,467	$40,772	$751,239	$772,082

At September 30, 2010, included in the face value of the 16% Second Lien Notes due 2014 (the “Second Lien Notes”) is $4.0 million amount of 16% Second lien notes which were issued on December 15, 2009 and June 15, 2010 as payment in kind with respect to the interest payments due on the then outstanding Second Lien Notes.

Maturities of the face value of long-term debt as of September 30, 2010 are as follows (in thousands):

Twelve Months Ended September 30,

2011	$1,580
2012	279
2013	368,179
2014	342,009
Total	$712,047

Revolving Credit Facility

This facility was entered into by our subsidiary, EGC. This facility, as amended on February 5, 2010, has a face value of $400 million and matures in February 2013.  The current borrowing base is $350 million.  Currently, the facility bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate, plus applicable margins ranging from 2.75% to 3.50% or an alternate base rate, based on the federal funds effective rate plus applicable margins ranging from 1.75% to 2.50%. The revolving credit facility is secured by mortgages on at least 85% of the value of our proved reserves.

The revolving credit facility requires EGC to maintain certain financial covenants. Specifically, EGC may not permit the following under the revolving credit facility: (1) EGC’s total leverage ratio to be more than 3.5 to 1.0 beginning, (2) EGC’s interest rate coverage ratio to be less than 3.0 to 1.0, (3) EGC’s a secured debt ratio to be more than 2.5 to 1.0, or (4) EGC’s current ratio (in each case as defined in our revolving credit facility) to be less than 1.0 to 1.0, in each case, as of the end of each fiscal quarter. In addition, we are subject to various other covenants including, but not limited to, those limiting our ability to declare and pay dividends or other payments, our ability to incur debt, changes in control, our ability to enter into certain hedging agreements, as well as a covenant to maintain John D. Schiller, Jr. in his current executive position, subject to certain exceptions in the event of his death or disability.

The revolving credit facility also contains customary events of default, including, but not limited to, non-payment of principal when due, non-payment of interest or fees and other amounts after a grace period, failure of any representation or warranty to be true in all material respects when made or deemed made, defaults under other debt instruments (including the indenture governing the notes), commencement of a bankruptcy or similar proceeding by or on behalf of us or a guarantor, judgments against us or a guarantor, the institution by us to terminate a pension plan or other ERISA events, any change in control, loss of liens, failure to meet financial ratios, and violations of other covenants subject, in certain cases, to a grace period.  As of September 30, 2010, we are in compliance with all covenants.

On October 15, 2010, EGC and its lenders entered into the Seventh Amendment to Amended and Restated First Lien Credit Agreement (“Seventh Amendment”).

The Seventh Amendment modifications to the First Lien Credit Agreement include;

1)
Allowing the establishment of a Swing Line Loan Commitment in an amount initially set at $15 million which is carved out of the $350 million First Lien Credit Agreement borrowing base. The amounts ultimately available under the Swing Line can be adjusted upward or downward by the lenders under certain conditions.

2)
Allow for a one-time payment by EGC to us or our subsidiaries of up to $25 million for the purpose of paying premiums or other payments associated with inducing the early conversion of our 7.25% convertible preferred stock

3)	Allow payments by EGC to us or our subsidiaries of up to $9 million in any calendar year, subject to certain terms and conditions, so that we may pay dividends on our outstanding preferred stock

High Yield Facility

On June 8, 2007, we completed a private offering of $750 million aggregate principal amount of EGC’s 10% Senior Notes due 2013 (the “Old Senior Notes”).  On October 16, 2007, we exchanged all of the then issued and outstanding Old Senior Notes for $750 million aggregate principal amount of newly issued 10% Senior Notes due 2013 (the “New Senior Notes”) which had been registered under the Securities Act of 1933, as amended (the “Securities Act”), and contained substantially the same terms as the Old Senior Notes.  We did not receive any cash proceeds from the exchange of the Old Senior Notes for the New Senior Notes.

The New Senior Notes are guaranteed by us and each of EGC’s existing and future material domestic subsidiaries. We have the right to redeem the New Senior Notes under various circumstances and are required to make an offer to repurchase the New Senior  Notes upon a change of control and from the net proceeds of asset sales under specified circumstances each of which as defined in the indenture governing the New Senior Notes.

We previously purchased a total of $126.0 million aggregate principal amount of the New Senior Notes at a cost of $90.9 million, plus accrued interest of $3.3 million for a total cost of $94.2 million, reflecting a total gain of $35.1 million pre-tax.  As discussed below, on November 12, 2009, we issued $278 million aggregate principal amount of 16% Second Lien Junior Secured Notes due 2014 (“Second Lien Notes”), in exchange for $347.5 million aggregate principal amount of New Senior Notes. In conjunction with the exchange, we contributed $126 million face value of New Senior Notes which we had previously purchased to EGC, who subsequently retired them.

We believe that the fair value of the $276.5 million of New Senior Notes outstanding as of September 30, 2010 was $289.6 million.

16% Second Lien Notes

On November 12, 2009, the Company issued Second Lien Notes as follows:

•	A total of $278 million of Second Lien Notes were issued in exchange for $347.5 million of New Senior Notes; and

•	A total of $60 million of Second Lien Notes were issued for cash (for each $1.0 million in Second Lien Notes purchased for cash, the purchaser also received 44,082 shares of the our common stock).

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

For accounting purposes, the $278 million aggregate principal amount of Second Lien Notes exchanged for $347.5 million aggregate principal amount of New Senior Notes were recorded at the carrying value of the Registered Second Lien Notes ($347.5 million) and the $69.5 million difference between face value of the Second Lien Notes and carrying value of the New Senior Notes will be amortized as a reduction of interest expense over the life of the New Senior Notes.

For accounting purposes, the $60 million aggregate principal amount of Second Lien Notes for which we received cash were recorded based on the relative fair market values of the Second Lien Notes and the 2.6 million shares of common stock issued using closing price of $10.60 per share of our common stock on November 12, 2009. Based on these relative fair market values, the $60 million aggregate principal amount of Second Lien Notes was recorded at $40.9 million and the common shares were recorded at $19.1 million. The $19.1 million discount between the face value of the $60 million aggregate principal amount of Second Lien Notes and their recorded value will be amortized as an increase in interest expense over the life of the Registered Second Lien Notes.

We believe that the fair value of the $342.0 million aggregate principal amount of the Registered Second Lien Notes outstanding as of September 30, 2010 was $388.2 million.

As discussed in Note 18, on November 4, 2010, we called 35% of the outstanding face value of the Second Lien Notes at 110% of face value.

Put Premium Financing

We finance puts that we purchase with our hedge providers. Substantially all of our hedges are done with members of our bank groups. Put financing is accounted for as debt and this indebtedness is pari pasu with borrowings under the revolving credit facility. The hedge financing is structured to mature when the put settles so that we realize the value net of hedge financing. As of September 30, 2010 and June 30, 2010, our outstanding hedge financing totaled $1.4 million and $2.3 million, respectively.

Interest Expense

For the three months ended September 30, 2010 and 2009, interest expense consisted of the following (in thousands):

	Three Months Ended
	September 30,
	2010	2009

Revolving credit facility	$1,446	$3,337
10% Senior Notes due 2013	6,913	15,754
16% Second Lien Notes due 2014	13,680	—
Amortization of debt issue cost - Revolving credit facility	1,144	404
Amortization of debt issue cost - 10% Senior Notes due 2013	589	714
Amortization of debt issue cost - 16% Second Lien Notes due 2014	29	—
Premium amortization - 16% Second Lien Notes due 2014 (Exchange Offer)	(3,791)	—
Discount amortization - 16% Second Lien Notes due 2014 (Private Placement)	1,042	—
Put premium financing and other	428	753
	$21,480	$20,962

Note 7 – Note Payable

In July 2010, we entered into a note to finance a portion of our insurance premiums.  The note is for a total face amount of $19.6 million and bears interest at an annual rate of 2.48%.  The note amortizes over the remaining term of the insurance, which matures April 1, 2011.  The note balance at September 30, 2010 is $13.1 million.

Note 8 – Asset Retirement Obligations

The following table describes the changes to our asset retirement obligations (in thousands):

Balance at June 30, 2010	$159,277
Liabilities incurred	1,050
Liabilities settled	(5,307)
Accretion expense	5,974
Total balance at September 30, 2010	160,994
Less current portion	50,755
Long-term balance at September 30, 2010	$110,239

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

Cash settlements, net of the amortization of purchased put premiums on effective cash flow hedges for the three months ended September 30, 2010 resulted in an increase in crude oil and natural gas sales in the amount of $6.3 million. For the three months ended September 30, 2010, we recognized a loss of approximately $0.5 million related to the net price ineffectiveness of our hedged crude oil and natural gas contracts and a realized gain of approximately $1.4 million and an unrealized gain of approximately $0.2 million, respectively, on derivative financial transactions that did not qualify for hedge accounting.

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

In March 2009, February 2010 and September 2010, we monetized certain hedge positions and received cash proceeds of $66.5 million, $5.0 million and $34.1 million, respectively. These amounts are carried in stockholders’ equity as part of other comprehensive income and will be recognized in income over the contract life of the underlying hedge contracts. Crude oil and natural gas sales were increased by $9.1 million and $12.2 million for three months ended September 30, 2010 and 2009, respectively, related to these monetized hedges and, as a result of the future amortization of these hedges, crude oil and natural gas sales will be increased as follows (in thousands):

Quarter Ended
December 31, 2010	$11,741
March 31, 2011	7,765
June 30, 2011	7,942
September 30, 2011	7,569
December 31, 2011	6,450
Thereafter	4,329
Total	$45,796

In addition to the above, in October 2010, we monetized an additional $8.5 million of hedge positions for cash which will increase crude oil and natural gas sales in future periods.

As of September 30, 2010, we had the following contracts outstanding (Asset and Fair Value Gain in thousands):

	Crude Oil				Natural Gas
	Volume (MBbls)	Contract Price (1)	Total		Volume (MMMBtus)	Contract Price (1)	Total		Total
Period			Asset (Liability)	Fair Value Gain (Loss)			Asset (Liability)	Fair Value Gain (Loss)	Asset (Liability)	Fair Value Gain (Loss)(2)

Put Spreads
10/10 – 9/11	440	$60.00/$75.00	$(793)	$(252)	310	$6.00/$8.00	$620	$377	$(173)	$125

Puts
10/10 – 9/11	501	71.97	2,531	(482)					2,531	(482)

Swaps
10/10 - 9/11	2,412	77.33	(13,121)	(8,421)	2,048	8.33	7,778	4,314	(5,343)	(4,107)
10/11 - 9/12	980	91.31	(4,805)	(3,035)	2,745	6.37	3,517	2,286	(1,288)	(749)
10/12 - 9/13	230	81.95	(1,170)	(761)	690	6.37	685	445	(485)	(316)
			(19,096)	(12,217)			11,980	7,045	(7,116)	(5,172)
Collars
10/10 - 9/11	1,292	70.28/91.40	(2,868)	(1,593)					(2,868)	(1,593)
10/11 - 9/12	988	70.00/95.96	(3,816)	(2,481)					(3,816)	(2,481)
10/12 - 9/13	248	70.00/95.96	(1,212)	(788)					(1,212)	(788)
			(7,896)	(4,862)					(7,896)	(4,862)

Three-Way Collars
10/10 - 9/11	8	55.00/70.00/82.10	(21)	(13)	610	6.00/8.00/10.75	1,219	741	1,198	728
Total Gain (Loss) on Derivatives			$(25,275)	$(17,826)			$13,819	$8,163	$(11,456)	$(9,663)

 (1) The contract price is weighted-averaged by contract volume.
(2) The gain(loss) on derivative contracts is net of applicable income taxes and includes only those contracts that have been designated as hedges.

The following table quantifies the fair values, on a gross basis, of all our derivative contracts and identifies its balance sheet location as of September 30, 2010 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133
Commodity Contracts	Derivative financial instruments		Derivative financial instruments
	Current	$15,726	Current	$17,977
	Non-current	4,202	Non-current	11,003
		19,928		28,980

Derivatives not designated as hedging instruments under Statement 133
Commodity Contracts	Derivative financial instruments		Derivative financial instruments
	Current	44	Current	2,543
Total derivatives		$19,972		$31,523

The following table quantifies the fair values, on a gross basis, the effect of derivatives on our financial performance and cash flows for the three months ended September 30, 2010 (in thousands):

		Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from OCI into Income (Effective Portion)	Location of (Gain) Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of (Gain) Loss Reclassified from OCI into Income (Ineffective Portion)
Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of (Gain) Loss Recognized in Income on Derivative (Effective Portion)

Commodity Contracts	$10,243	Revenue	$(6,292)	(Gain) /Loss on derivative financial instruments	$481

Derivatives Not Designated as Hedging Instruments under Statement 133		Amount of (Gain) Loss Recognized in Income on Derivative
	Location of (Gain) Loss Recognized in Income on Derivative

Commodity Contracts	(Gain) loss on derivative financial instruments	$(1,619)

We have reviewed the financial strength of our hedge counterparties and believe the credit risk to be minimal.  At September 30, 2010, we had no deposits for collateral with our counterparties.

The following table reconciles the changes in accumulated other comprehensive income (loss) (in thousands):

Accumulated other comprehensive income – June 30, 2010	$27,706
Hedging activities:
Commodity
Change in fair value (loss)	(10,131)
Reclassified to income (loss)	(112)
Accumulated other comprehensive income –September 30, 2010	$17,463

The amounts expected to be reclassified to income in the next twelve months are $23.5 million income on our commodity hedges.

Note 10 – Income Taxes

We are a Bermuda company and we are generally not subject to income tax in Bermuda. We operate through our various subsidiaries in the United States; accordingly, income taxes have been provided based upon U.S. tax laws and rates as they apply to our current ownership structure.

During the year ended June 30, 2009, we incurred a significant impairment loss related to our oil and gas properties due to the steep decline in global energy prices over that same time period.  As a result of this impairment, as of September 30, 2010, we are in a position of cumulative reporting losses for the preceding reporting periods.  The volatility of energy prices and uncertainty of when energy prices may rebound is problematic and not readily determinable by our management. Under these current circumstances, it is management’s opinion that the realization of our tax attributes beyond expected current-year taxable income (including the reversal of existing taxable temporary differences) does not reach the “more likely than not” criteria under ASC 740 (formerly known as FAS 109).  As a result, during the year ended June 30, 2009, we established a valuation allowance of $175.0 million, and have subsequently reduced the valuation allowance due to anticipated pre-tax earnings in the present fiscal year.

Our Bermuda Companies continue to report a tax provision relating to the accrued U.S. withholding tax required on any interest payments made from the U.S. Companies to the Bermuda Companies. We have accrued a withholding obligation of $2.9 million for the three months ended September 30, 2010.

We estimate our annual effective tax rate for the current fiscal year and apply it to interim periods.  For the three months ended September 30, 2010, our estimated annual effective tax rate is approximately 12.5%.  As discussed above, the significant variance from the U.S. statutory rate is primarily due to the change in the valuation allowance against the U.S. net deferred tax assets and the accrual of the U.S. withholding obligation related to the interest income payable to the Bermuda Companies  which may not be offset by other U.S. tax attributes.

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

For fiscal 2010 and 2011, we also awarded performance units.  Of the total performance units awarded, 25% are time-based performance units (“Time Based Performance Units”) and 75% are Total Shareholder Return Performance-Based Units (“TSR Performance Based Units”).  Both the Time-Based Performance Units and TSR Performance Based Units vest in equal installments on July 21, 2010, 2011 and 2012, for fiscal 2010 grants and July 21, 2011, 2012 and 2013, respectively for 2011 grants.

Time-Based Performance Units.  The amount due the employee at the vesting date is equal to the grant date unit value of $5.00 plus the appreciation in the stock price over the performance period, multiplied by the number of units that vest. For the fiscal year 2010 grant, the initial stock price used in determining the change in stock price is $7.40 per share and for the fiscal year 2011 grant the initial stock price is $15.62.

Performance-Based Performance Units.  Performance-Based Performance Units vest at the end of each of three performance periods ending on anniversaries of the grant date (July 21, 2010, 2011 and 2012, respectively, for fiscal year 2010 grants and July 21, 2011, 2012 and 2013, respectively, for 2011 grants) (each, a “Performance Period”). For each Performance-Based Performance Unit, the executive will receive a cash payment equal to the grant date unit value of $5.00 multiplied by (a) the cumulative percentage change in the price per share of the Company’s common stock from the date on which the Performance-Based Performance Units were granted (the “Total Shareholder Return”) and (b) the TSR Unit Number Modifier, as set forth below.

2010 Grant

•	If Total Shareholder Return is less than 5%, then the TSR Unit Number Modifier is set at 0%.

•	If Total Shareholder Return is greater than or equal to 5% but less than 15%, then the TSR Unit Number Modifier is calculated by multiplying the TSR as a percentage by five and adding 25%.

•
If the Total Shareholder Return performance is greater than or equal to 15% but less than or equal to 30%, then the TSR Unit Number Modifier is calculated by multiplying the TSR as a percentage by six and two-thirds.

•
If the Total Shareholder Return is greater than or equal to 30% for the fiscal year 2010 grant (greater than or equal to 20% for the fiscal year 2011 grant), then the TSR Unit Number Modifier is set at 200%.

2011 Grant

•	If Total Shareholder Return is less than 5%, then the TSR Unit Number Modifier is set at 0%.

•	If Total Shareholder Return is greater than or equal to 5% but less than 10%, then the TSR Unit Number Modifier is calculated by multiplying the TSR as a percentage by ten.

•
If the Total Shareholder Return performance is greater than or equal to 10%, but less than or equal to 20%, then the TSR Unit Number Modifier is calculated by multiplying the TSR as a percentage by ten.

•	If the Total Shareholder Return is greater than or equal to 20%, then the TSR Unit Number Modifier is set at 200%.

For the fiscal year 2010 grant, the initial stock price used in determining the change in stock price is $7.40 per share and for the fiscal year 2011 grant the initial stock price is $15.62.

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

As of September 30, 2010, we have 1,227,878 unvested Phantom Stock units and 2,454,000 unvested Performance Units.  For the three months ended September 30, 2010 and 2009, we recognized compensation expense of $3.7 million and $1.3 million, respectively, related to our Phantom Stock units.  For the three months ended September 30, 2010 and 2009, we recognized compensation expense of $7.9 million and $0.8 million, respectively, related to our Performance Units.  A liability has been recognized as of September 30, 2010 in the amount of $7.0 million, in accrued liabilities in the accompanying consolidated balance sheet.  The amount of the liability will be remeasured at fair value, which is based on period-end stock price, as of each reporting date.

In order to calculate the fair value of the Performance-Based Performance Units, we have developed a valuation model which best fits their circumstances. We determined that due to the path dependent vesting provisions of the of the Performance-Based Performance Units, a Monte Carlo approach to simulate the stock price paths was appropriate.  Monte Carlo approaches are a class of computational algorithms that rely on repeated random sampling to compute their results. This approach allows us to calculate the value of the Performance-Based Performance Units based on a large number of possible stock price path scenarios.  Equity compensation accounting states that any market condition that affects the fair value of an award (including exercisability) must be included in the valuation. Inputs into the valuation model include the underlying stock price at the valuation date, the stipulated stock price at the grant date, the unit value at the grant date, the number of Performance-Based Performance Units awarded, the expected volatility, the expected rate of return and the expected dividend rate.

Restricted Shares activity is as follows:

		Average
		Grant-date
	Number	Fair value
	Of Shares	Per Share
Non-vested at June 30, 2010	81,644	$24.75
Vested during the three months ended September 30, 2010	(50,430)
Non-vested at September 30, 2010	31,214	$24.75

We determine the fair value of the Restricted Shares based on the market price of our Common Stock on the date of grant.  Compensation cost for the Restricted Shares is recognized on a straight line basis over the requisite service period.  For the three months ended September 30, 2010 and 2009, we recognized compensation expense of $0.4 million and $0.4 million, respectively, related to our Restricted Shares.  As of September 30, 2010 there was approximately $0.6 million of unrecognized compensation cost related to non-vested Restricted Shares.  We expect approximately $0.5 million to be recognized over fiscal 2011 and $0.1 million to be recognized during the fiscal year ended 2012.

Effective as of July 1, 2008, we adopted the Energy XXI Services, LLC 2008 Fair Market Value Stock Purchase Plan (“2008 Purchase Plan”), which allows eligible employees, directors, and other service providers of ours and our subsidiaries to purchase from us shares of our common stock that have either been purchased by us on the open market or that have been newly issued by us.  During the three months ended September 30, 2010 and 2009, we issued 210,799 shares and 82,477 shares, respectively, under the 2008 Purchase Plan.

In November 2008 we adopted the Energy XXI Services, LLC Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) which allows employees to purchase common stock at a 15% discount from the lower of the common stock closing price on the first or last day of the period.  The current period is from July 31, 2010 to December 31, 2010.  For the three months ended September 30, 2010 and 2009, we had charged $95,000 and $47,000, respectively, to compensation expense related to this plan.  The plan has a limit of 1,000,000 common shares.  During the three months ended September 30, 2010 and 2009, we issued 56,988 shares and 85,082 shares, respectively, under the Employee Stock Purchase Plan.

In September 2008, our Board of Directors granted 300,000 stock options to certain officers. These options to purchase our common stock were granted with an exercise price of $17.50 per share. These options vest over a three year period and may be exercised any time prior to September 10, 2018.  As of September 30, 2010, 100,000 of the stock options remain unvested and will vest on September 10, 2011.  As of September 30, 2010, 100,000 of the vested options have been exercised.

           A summary of our stock option activity and related information is as follows:

	Three Months Ended September 30,
	2010		2009
	Shares	Weighted Ave.	Shares	Weighted Ave.
	Under	Exercise	Under	Exercise
	Option	Price	Option	Price

Beginning balance	240,000	$17.50	300,000	$17.50
Vested	(140,000)		(60,000)
Ending balance	100,000	$17.50	240,000	$17.50

Our net income (loss) for the three months ended September 30, 2010 and 2009 includes a credit of approximately $46,000 and expense of approximately $350,000, respectively, related to stock options.  As of September 30, 2010 there was $0.3 million of unrecognized compensation expense related to non-vested stock option grants.  We expect approximately $0.2 million to be recognized during the fiscal year ended 2011 and approximately $0.1 million to be recognized during the fiscal year ended 2012.

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

Defined Contribution Plans.  Our employees are covered by a discretionary noncontributory profit sharing plan.  The plan provides for annual employer contributions that can vary from year to year.  We also sponsor a qualified 401 (k) Plan that provides for matching.  The cost to us under these plans for the three months ended September 30, 2010 and 2009 was $0.6 million for profit sharing and $0.9 million for the 401 (k) Plan and $0.3million for profit sharing and $0.5 million for the 401 (k) Plan, respectively.

Note 12 – Stockholders’ Equity

Common Stock

At our 2009 Annual General Meeting, our shareholders approved a share consolidation or reverse stock split at certain pre-determined ratios at any time prior to December 31, 2010, subject to the approval of our board of directors. In January 2010, our board of directors approved a 1:5 stock consolidation or reverse stock split effective January 29, 2010. The shareholders also voted to increase our authorized capital from 80,000,000 common shares, par value $.005 per share to 200,000,000 common shares by creating 120,000,000 new common shares.  The reverse stock split has been retroactively applied to all periods presented.

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

As discussed in Note 18, in November 2010, we issued 13.8 million shares of unrestricted common stock in a public offering.

Preferred Stock

Our bye-laws authorize the issuance of 2,500,000 shares of preferred stock.  Our board of directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock.

On December 14, 2009, the Company sold 1,100,000 shares of 7.25% convertible cumulative perpetual preferred stock (our “7.25% Preferred Stock”) at a $100 per share. Net proceeds to the Company after deducting the 3% underwriters’ commission were $106.6 million.

Dividends on the 7.25% Preferred Stock are payable quarterly in arrears on each March 15, June 15, September 15 and December 15 of each year commencing on March 15, 2010.

Dividends on the 7.25% Preferred Stock may be paid in cash or, where freely transferable by any non-affiliate recipient thereof, shares of the Company’s common stock, or a combination thereof. If the Company elects to make payment in shares of common stock, such shares shall be valued for such purposes at 95% of the market value of the Company’s common stock as determined on the second trading day immediately prior to the record date for such dividend.

The 7.25% Preferred Stock is convertible into 8.77192 shares of the Company’s common stock or approximately $11.40 per share. On or after December 15, 2014, the Company may cause the 7.25% Preferred Stock to be automatically convertible into common stock at the then prevailing conversion rate if, for at least 20 trading days in a period of 30 consecutive trading days, the daily average price of the Company’s common stock equals or exceeds 150% of the then-prevailing conversion price (currently $17.10).

As discussed in Note 18, in October 2010, we converted 419,500 shares of our 7.25% Preferred Stock into common stock and launched an exchange offer for the remaining 680,500 shares of our  7.25% Preferred Stock outstanding.  In addition, in November 2010, we issued 1.15 million shares of 5.625% Convertible Perpetual Preferred Stock at $250 per share, in a pubic offering.

Unit Purchase Option

As part of the placement on the AIM in October 2005, we issued to an underwriter and its designees (including its officers) an option (exercisable in whole or part) to subscribe up to 1,000,000 Units at a price of $33.00 per Unit. Each unit would consist of one common share and two warrants.  The warrants were each convertible into a share of our common stock at $25.00 per share and expired on October 20, 2009. Fair value of the options, determined by using the Black-Scholes pricing model, was approximately $8.2 million, and recorded as a cost of the placement in stockholders’ equity and additional paid-in capital.  The common stock portion of the Units expired on October 20, 2010. There were no unit purchase options exercised prior to their expiration.

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

	Three Months Ended
	September 30,
	2010	2009

Net Income (Loss)	$133	$(12,300)
Preferred Stock Dividends	1,994	—
Net Loss Attributable to Common Stockholders	$(1,861)	$(12,300)

Weighted average shares outstanding for basic EPS	51,002	29,151
Add dilutive securities	—	—
Weighted average shares outstanding for diluted EPS	51,002	29,151

Net Loss Per Share Attributable to Common Stockholders
Basic	$(0.04)	$(0.42)
Diluted	$(0.04)	$(0.42)

For the three months ended September 30, 2010, 9,975,369 common stock equivalents were excluded from the diluted average shares due to an anti-dilutive effect.  For the three months ended September 30, 2009, 823,503 common stock equivalents were excluded from the diluted average shares due to an anti-dilutive effect.

Note 14 — Commitments and Contingencies

Litigation. We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material affect on our financial position or results of operations.

Lease Commitments.  We have a non-cancelable operating lease for office space that expires on December 31, 2017.  Future minimum lease commitments as of September 30, 2010 under the operating leases are as follows (in thousands):

Twelve Months Ending September 30,

2011	$1,370
2012	1,442
2013	1,425
2014	1,259
2015	1,267
Thereafter	3,036
Total	$9,799

Rent expense for the three months ended September 30, 2010 and 2009 was approximately $482,000 and $384,000, respectively.

Letters of Credit and Performance Bonds. We had $9.6 million in letters of credit and $26.6 million of performance bonds outstanding as of September 30, 2010.

Drilling Rig Commitments. We have entered into two drilling rig commitments.  One commenced on August 20, 2010 at $36,000 per day until well completion plus an option for an additional well. The commitment extends past September 30, 2010, thus, the commitment amount cannot be calculated since the well completion date is not known.  The other one will commence on November 15, 2010 at $55,000 per day until well completion.

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

            Listed below are our financial instruments classified in each level and a description of the significant inputs utilized to determine their fair value at September 30, 2010 (in thousands):

Level 2
Assets:
Natural Gas and Oil Derivatives	$1,215

Liabilities:
Natural Gas and Oil Derivatives	$12,766

Note 16 — Prepaid Expenses and Other Current Assets and Accrued Liabilities

Prepaid expenses and other current assets and accrued liabilities consist of the following (in thousands):

	September 30,	June 30,
	2010	2010

Prepaid expenses and other current assets
Advances to joint interest partners	$18,637	$22,055
Insurance	19,768	1,635
Inventory	5,083	4,805
Royalty deposit	2,341	2,341
Other	811	3,643
Total prepaid expenses and other current assets	$46,640	$34,479

Accrued liabilities
Advances from joint interest partners	$529	$3,659
Employee benefits and payroll	8,415	27,014
Interest	24,190	3,855
Accrued hedge payable	9,697	9,407
Undistributed oil and gas proceeds	17,076	20,266
Other	4,476	4,582
Total accrued liabilities	$64,383	$68,783

Note 17 – Supplemental Cash Flow Information

The following represents our supplemental cash flow information (in thousands):

	Three Months Ended September 30,
	2010	2009

Cash paid for interest	$2,130	$4,457

The following represents our non-cash investing and financing activities (in thousands):

	Three Months Ended September 30,
	2010	2009

Additions to property and equipment by recognizing asset retirement obligations	$1,050	$372
Financing of insurance premiums	13,107	13,045
Preferred stock dividends	332	—

Note 18 – Subsequent Events

In October 2010, in four separate private transactions, we exchanged a total of 4,012,704 shares of our unrestricted $.005 par value common stock for 419,500 shares of our 7.25% Convertible Preferred Stock. A total of 3,679,820 of these common shares were issued for the stated conversion price of 8.77192 common shares per share of Convertible Preferred Stock, 11,033 common shares were issued for accrued and unpaid dividends from September 15, 2010 on the Convertible Preferred Stock and 321,851 common shares were issued as an inducement for the early conversion of the Convertible Preferred Stock. We will recognize approximately $7.5 million as a reduction of equity and income available to common stockholders related to the inducement, excluding accrued dividends.

On October 21, 2010, we launched an exchange offer for the remaining 680,500 shares of our Convertible Preferred Stock outstanding, which was amended on November 3, 2010. The exchange offer provides for the issuance of 8.77192 shares of our unrestricted common stock per share of Convertible Preferred Stock (approximately 6.0 million shares of common stock if all remaining Convertible Preferred Shares are tendered). In addition, cash payments of $12.9 million and $.9 million will be made for the induced conversion and accrued dividends, respectively, assuming all remaining preferred shares are tendered. The exchange offer ends on November 18, 2010, unless it is extended by us.

On November 3, 2010, we closed on concurrent offerings of common and preferred stock. We sold 12 million shares of our unrestricted common stock at $20.75 per share less $0.985 per share in underwriting commissions. Estimated net proceeds from the common stock offering were approximately $237.2 million, after deducting underwriting commissions, but before other offering expenses. We also sold 1.15 million shares of 5.625% convertible perpetual preferred stock at $250 per share less $3.75 per share (1.5%) in underwriting commissions. Net proceeds from the sale of preferred stock were approximately $283.2 million, after deducting underwriting commissions, but before other offering expenses.

On November 5, 2010, the underwriters exercised their over-allotment on the common stock offering resulting in the issuance of an additional 1.8 million common shares. Net proceeds from the sale of the 1.8 million shares of common stock were approximately $35.6 million, after deducting underwriting commissions, but before other offering expenses.

We intend to use $132.2 million of the net proceeds from these offerings to redeem $119.7 million aggregate principal amount of our Second Lien Notes which represents 35% of the face value of the Second Lien Notes currently outstanding. The call option is 110% of the face value of the Second Lien Notes. The Second Lien Note holders were notified of our intent to call 35% of the outstanding notes on November 5, 2010 and the redemption is currently expected on December 6, 2010.

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

Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, “Item 1A. Risk Factors” and elsewhere in this report, (2) our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, (3) our reports and registration statements filed from time to time with the SEC and (4) other announcements we make from time to time.

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

At September 30, 2010, we operated or had an interest in 287 producing wells on 171,720 net developed acres, including interests in 51 producing fields. All of our properties are located on the Gulf Coast and in the Gulf of Mexico, with approximately 84% of our proved reserves being offshore. This concentration facilitates our ability to manage the operated fields efficiently and our high number of wellbore locations provides diversification of our production and reserves. We believe operating our assets is key to our strategy; approximately 80% of our proved reserves are on properties operated by us. We have a seismic database covering approximately 3,900 square miles, primarily focused on our existing operations. This database has helped us identify at least 100 development and exploration opportunities. We believe the mature legacy fields on our acquired properties will lend themselves well to our aggressive exploitation strategy and expect to identify incremental exploration opportunities on the properties.

Outlook

Our revenue, cash flow from operations and future growth depend substantially on factors beyond our control, such as access to capital, economic, political and regulatory developments, and competition from other sources of energy. Multiple events during 2009 and to date in 2010 involving numerous financial institutions have effectively restricted current liquidity within the capital markets throughout the United States and around the world. Despite efforts by treasury and banking regulators in the United States, Europe and other nations around the world to provide liquidity to the financial sector, capital markets currently remain constrained.  As evidenced by our recent successful equity and debt exchange offerings, successful amendment of our revolving credit facility and recent successful equity and debt offerings by us and our peers, we believe that our access to capital has improved and we have been successful at improving our financial position to date.

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

Davy Jones involves a large ultra-deep shelf structure encompassing four lease blocks (20,000 acres). We are funding 14.1 percent of the exploratory costs to earn a 15.8 percent working interest and 12.6 percent net revenue interest in Davy Jones.  Our investment in both wells to date at Davy Jones to date totaled about $18 million.

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

Information gained from the Blackbeard East and Lafitte wells will enable the partnership to consider priorities for future operations at Blackbeard West. As previously reported, the Blackbeard West ultra-deep exploratory well on South Timbalier Block 168 was drilled to 32,997 feet in 2008. Logs indicated four potential hydrocarbon bearing zones that require further evaluation, and the well was temporarily abandoned.  The Bureau of Ocean Energy Management, Regulation and Enforcement (the “BOEMRE,” formerly the Minerals Management Service) of the U.S. Department of the Interior has granted a geophysical Suspension of Operations (“SOO”) to extend the terms of Blackbeard West leases. The SOO is allowing the partnership to evaluate whether to drill deeper at Blackbeard West, drill an offset location or complete the well to test the existing zones. Our investment in the Blackbeard West well totaled $27.2 million at September 30, 2010.

We expect to have sufficient cash flow from operations to fund our current commitments related to our ultra-deep shelf exploration and development activity.

Mit Acquisition

On December 22, 2009, we closed on the acquisition of certain Gulf of Mexico shelf oil and natural gas interests from MitEnergy Upstream LLC, a subsidiary of Mitsui & Co., Ltd. (the “Mit Acquisition”), for cash consideration of $276.2 million. For accounting purposes, we recorded this acquisition as effective November 20, 2009, the date that we gained control of the assets acquired and liabilities assumed. This acquisition was funded with cash on hand and net proceeds from the offering of 18,821,046 shares of our common stock and 1,100,000 shares of our 7.25% convertible cumulative perpetual preferred stock (our 7.25% Preferred Stock”) completed on December 12, 2009.

The Mit Acquisition involves mirror-image non-operated interests in the same group of properties we purchased from Pogo Producing Company in June 2007.  These properties include 30 fields of which production is approximately 77% crude oil and 80% of which is already operated by us.  Offshore leases included in this acquisition total nearly 33,000 net acres.

Known Trends and Uncertainties

BP/Deepwater Horizon Oil Spill.  The recent explosion and sinking of the Deepwater Horizon drilling rig and resulting oil spill has created uncertainties about the impact on our future operations in the Gulf of Mexico (see “Item 1A. Risk Factors”). Increased regulation in a number of areas could disrupt, delay or prohibit future drilling programs and ultimately impact the fair value of our unevaluated properties. As of September 30, 2010, we have approximately $79.2 million of investments in unevaluated oil and gas properties that relate to offshore leases. If the fair value of these investments were to fall below the recorded amounts, the excess would be transferred to evaluated oil and gas properties thereby affecting the computation of amounts for depreciation, depletion and amortization and potentially our ceiling test computation. As of September 30, 2010, the computation of our ceiling test indicated a cushion of approximately $666 million.

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

Operational Information (In thousands except for unit amounts)

	Quarter Ended
	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Sept. 30, 2009

Operating revenues
Crude oil sales	$118,263	$113,908	$117,932	$93,974	$58,114
Natural gas sales	19,446	19,945	22,872	16,812	9,770
Hedge gain	6,291	5,538	9,323	13,720	17,023
Total revenues	144,000	139,391	150,127	124,506	84,907
Percent of operating revenues from crude oil
Prior to hedge gain	85.9%	85.1%	83.8%	84.8%	85.6%
Including hedge gain	80.4	78.6%	76.0%	78.8%	78.1%
Operating expenses
Lease operating expense
Insurance expense	6,143	7,220	6,602	7,827	5,954
Workover and maintenance	7,618	5,269	8,452	2,678	3,231
Direct lease operating expense	30,413	28,816	25,778	24,545	16,240
Total lease operating expense	44,174	41,305	40,832	35,050	25,425
Production taxes	694	1,065	870	1,007	1,275
DD&A	54,077	50,556	50,761	44,972	35,351
General and administrative	18,597	13,127	14,452	14,022	8,066
Other – net	4,836	5,116	6,649	8,116	(1,133)
Total operating expenses	122,378	111,169	113,564	103,167	68,984
Operating income	$21,622	$28,222	$35,563	$21,339	$15,923

Sales volumes per day
Natural gas (MMcf)	48.1	48.2	48.4	40.7	33.2
Crude oil (MBbls)	17.9	17.3	17.3	14.2	10.0
Total (MBOE)	25.9	25.3	25.4	20.9	15.5
Percent of sales volumes from crude oil	69.1%	68.3%	68.3%	67.6%	64.3%

Average sales price
Natural gas per Mcf	$4.39	$4.55	$5.25	$4.49	$3.20
Hedge gain per Mcf	1.97	2.27	3.03	2.58	2.90
Total natural gas per Mcf	$6.36	$6.82	$8.28	$7.07	$6.10

Crude oil per Bbl	$71.79	$72.42	$75.54	$72.17	$63.44
Hedge gain (loss) per Bbl	(1.48)	(2.80)	(2.46)	3.13	8.93
Total crude oil per Bbl	$70.31	$69.62	$73.08	$75.30	$72.37

Total hedge gain per BOE	$2.64	$2.40	$4.08	$7.12	$11.95

Operating revenues per BOE	$60.37	$60.50	$65.65	$64.65	$59.59
Operating expenses per BOE
Lease operating expense
Insurance expense	2.58	3.13	2.89	4.06	4.18
Workover and maintenance	3.19	2.29	3.70	1.39	2.27
Direct lease operating expense	12.75	12.51	11.27	12.74	11.40
Total lease operating expense	18.52	17.93	17.86	18.19	17.85
Production taxes	0.29	0.46	0.38	0.52	0.89
DD&A	22.67	21.94	22.20	23.35	24.81
General and administrative	7.80	5.70	6.32	7.28	5.66
Other – net	2.02	2.22	2.91	4.22	(0.80)
Total operating expenses	51.30	48.25	49.67	53.56	48.41
Operating income per BOE	$9.07	$12.25	$15.98	$11.09	$11.18

Results of Operations

Three Months Ended September 30, 2010 Compared With the Three Months Ended September 30, 2009.

Our consolidated loss available for common stockholders for the three months ended September 30, 2010 was $1.9 million or $0.04 diluted loss per common share (“per share”) as compared to consolidated net loss of $12.3 million or $0.42 diluted loss per share for the three months ended September 30, 2009.The increase is primarily due to higher production volumes partially offset by higher costs and preferred stock dividends in the current fiscal year quarter.

Price and Volume Variances

	Three Months Ended			Percent	Revenue
	September 30,		Increase	Increase	Increase
	2010	2009	(Decrease)	(Decrease)	(Decrease)
					(In thousands)
Price Variance (1)
Crude oil sales prices (per Bbl)	$70.31	$72.37	$(2.06)	(2.8)%	$(3,393)
Natural gas sales prices (per Mcf)	6.36	6.10	0.26	4.3%	1,152
Total price variance					(2,241)

Volume Variance
Crude oil sales volumes (MBbls)	1,647	916	731	79.8%	52,930
Natural gas sales volumes (MMcf)	4,429	3,052	1,377	45.1%	8,404
BOE sales volumes (MBOE)	2,385	1,425	960	67.4%
Percent of BOE from crude oil	69.1%	64.3%
Total volume variance					61,334

Total price and volume variance					$59,093

(1)  Commodity prices include the impact of hedging activities.

Revenue Variances

	Three Months Ended September 30,
	2010	2009	Increase	Percent Increase
	(In Thousands)

Crude oil	$115,830	$66,293	$49,537	74.7%
Natural gas	28,170	18,614	9,556	51.3%
Total revenues	$144,000	$84,907	$59,093	69.6%

Revenues

Our consolidated revenues increased $59.1 million in the first quarter of fiscal 2011 as compared to the same period in the prior fiscal year. Higher revenues were primarily due to higher crude oil and natural gas sales volumes as a result of the Mit Acquisition, coupled with higher natural gas prices.  Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow.  Commodity prices are affected by many factors that are outside of our control. Therefore, commodity prices we received during the first quarter of fiscal 2011 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time could result in reduced cash from operating activities, potentially causing us to expend less on our capital program.  Lower spending on our capital program could result in a reduction of the amount of production volumes we are able to produce. We cannot accurately predict future commodity prices, and cannot be certain whether these events will occur.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow.  Higher total sales volumes in the first quarter of fiscal 2011 resulted in increased revenues of $61.3 million. Crude oil sales volumes increased 7.9 MBbls per day in the first quarter of fiscal 2011, resulting in increased revenues of $52.9 million. Natural gas sales volumes increased 14.9 MMcf per day in the first quarter of fiscal 2011, resulting in increased revenues of $8.4 million.  The increase in crude oil and natural gas sales volumes in the first quarter of fiscal 2011 was primarily due to the Mit Acquisition.

As mentioned above, depressed commodity prices over an extended period of time or other unforeseen events could occur that would result in our being unable to sustain a capital program that allows us to meet our production growth goals. However, we cannot predict whether such events will occur.

Below is a discussion of Costs and Expenses and Other (Income) Expense.

Costs and Expenses and Other (Income) Expense

	Three Months Ended September 30,
	2010		2009
	Amount	Per BOE	Amount	Per BOE	Increase (Decrease) Amount
Costs and expenses	(In Thousands, except per unit amounts)
Lease operating expense
Insurance expense	$6,143	$2.58	$5,954	$4.18	$189
Workover and maintenance	7,618	3.19	3,231	2.27	4,387
Direct lease operating expense	30,413	12.75	16,240	11.40	14,173
Total lease operating expense	44,174	18.52	25,425	17.85	18,749
Production taxes	694	0.29	1,275	0.89	(581)
DD&A	54,077	22.67	35,351	24.81	18,726
Accretion of asset retirement obligations	5,974	2.50	5,146	3.61	828
General and administrative expense	18,597	7.80	8,066	5.66	10,531
Gain on derivative financial instruments	(1,138)	(0.48)	(6,279)	(4.41)	5,141
Total costs and expenses	$122,378	$51.30	$68,984	$48.41	$53,394

Other (income) expense
Other income	$(10)	$-	$(1,986)	$(1.39)	$1,976
Interest expense	21,480	9.00	20,962	14.71	518
Total other (income) expense	$21,470	$9.00	$18,976	$13.32	$2,494

Costs and expenses increased $53.4 million in the first quarter of fiscal 2011.  This increase in costs and expenses was due in part to the Mit Acquisition which increased production related expenses in the first quarter of fiscal 2011 coupled with higher general and administrative expense. Below is a discussion of costs and expenses.

DD&A expense increased $18.7 million as a result of increased production which was partially offset by a lower DD&A rate. The lower DD&A rate was due in part to the addition of the lower cost Mit acquisition reserves.  The increase as a result of improved production ($23.8 million) and the impact of the lower DD&A rate ($5.1 million).  Lease operating expense increased $18.7 million in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.  This increase is primarily due to higher workover and maintenance costs in the first quarter of fiscal 2011 as a result of platform maintenance coupled with higher direct lease operating and well insurance expense as a result of the Mit acquisition.

 General and administrative expense increased $10.5 million in the first quarter of fiscal 2011 principally as a result of the higher compensation expense related to Phantom and Performance Units due to our rising common stock price coupled with higher severance costs.

Other (income) expense increased $2.5 million in the first quarter of fiscal 2011.  This increase was primarily due to the items discussed below.

Other income decreased $2.0 million due principally to lower interest bearing investments. Interest expense increased $0.5 million due to an increase in the overall interest rates partially offset by a decrease in borrowings.  On a per unit of production basis, interest expense decreased 38.8%, from $14.71/BOE to $9.00/BOE.

Income Tax Expense

Income tax expense decreased $9.2 million in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.  The effective income tax rate for the first quarter of fiscal 2011 decreased from the first quarter of fiscal 2010 from (302.9%) to 12.5%.

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
exploration professional staff.

The September 30, 2010 principal balance of our revolving credit facility, 10% Senior Notes due 2013 (the “New Senior Notes”) and 16% Second Lien Notes due 2014 (the “Second Lien Notes”) and related maturity dates are as follows:

•	Revolving credit facility - $91.5 million – Due February 2013;

•	New Senior Notes - $276.5 million – Due June 2013; and

•	Second Lien Notes - $382.8 million – Due June 2014.

         In October 2010, in four separate private transactions, we exchanged a total of 4,012,704 shares of our unrestricted $.005 par value common stock for 419,500 shares of our 7.25% Convertible Preferred Stock. A total of 3,679,820 of these common shares were issued for the stated conversion price of 8.77192 common shares per share of Convertible Preferred Stock, 11,033 common shares were issued for accrued and unpaid dividends from September 15, 2010 on the Convertible Preferred Stock and 321,851 common shares were issued as an inducement for the early conversion of the Convertible Preferred Stock. We will recognize approximately $7.5 million as a reduction of income available to common stockholders related to the early inducement, excluding accrued dividends.

On October 21, 2010, we launched an exchange offer for the remaining 680,500 shares of our Convertible Preferred Stock outstanding, which was amended on November 3, 2010. The exchange offer provides for the issuance of 8.77192 shares of our unrestricted common stock per share of Convertible Preferred Stock (approximately 6.0 million shares of common stock if all remaining Convertible Preferred Shares are tendered). In addition, cash payments of $12.9 million and $.9 million will be made for the inducement conversion and accrued dividends, respectively, assuming all remaining preferred shares are tendered. The exchange offer ends on November 18, 2010, unless it is extended by us.

On November 3, 2010, we closed on concurrent offerings of common and preferred stock. We sold 12 million shares of our unrestricted common stock at $20.75 per share less $0.985 per share in underwriting commissions. Estimated net proceeds from the common stock offering were approximately $237.2 million, after deducting underwriting commissions, but before other offering expenses. We also sold 1.15 million shares of 5.625% convertible perpetual preferred stock at $250 per share less $3.75 per share (1.5%) in underwriting commissions. Net proceeds from the sale of preferred stock were approximately $283.2 million, after deducting underwriting commissions, but before other offering expenses.

We intend to use $132.2 million of the net proceeds from these offerings to redeem $119.7 million aggregate principal amount of our Second Lien Notes. The $119.7 million represents 35% of the face value of the Second Lien Notes currently outstanding. The call option is 110% of the face value of the Second Lien Notes. The Second Lien Note holders were notified of our intent to call 35% of the outstanding notes on November 5, 2010 and the redemption is currently expected on December 6, 2010.

On November 5, 2010, the underwriters exercised their over-allotment on the common stock offering resulting in the issuance of an additional 1.8 million common shares. Net proceed from the sale of the 1.8 million shares of common stock were approximately $35.6 million, after deducting underwriting commissions, but before other offering expenses.

Capital Resources

Our initial fiscal 2011 capital budget, excluding any potential acquisition but including abandonment costs, is expected to be approximately $250 million.  We intend to fund our capital expenditure program, contractual commitments, including settlement of derivative contracts, and future acquisitions from cash on hand, cash flows from operations and borrowings under our credit facility. Notwithstanding the continued weakness in credit markets, we believe our available liquidity will be sufficient to meet our funding requirements through September 30, 2011.  However, future cash flows are subject to a number of variables, including the level of crude oil and natural gas production and prices.  There can be no assurance that cash flow from operations or other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.  If an acquisition opportunity arises, we may also seek to access public markets to issue additional debt and/or equity securities. Cash flows from operations were used primarily to fund exploration and development expenditures during the first three months of fiscal 2011.

Net cash provided by operating activities in the first three months of fiscal 2011 was $78.0 million as compared to $44.0 million provided by operating activities in the first three months of fiscal 2010.  The increase is essentially due to the proceeds from sale of derivative instruments.  Key drivers of net operating cash flows are commodity prices, production volumes and costs and expenses.  Average crude oil prices decreased 2.8% in the first three months of fiscal 2011 from the same period last year and crude oil sales increased 79.8% in the first three months of fiscal 2011 from the same period last year. Average natural gas prices increased 4.3% in the first three months of fiscal 2011 from the same period last year and natural gas sales increased 45.1% in the first three months of fiscal 2011 from the same period last year.   Changes in operating assets and liabilities decreased $27.1 million primarily due to accounts payable and accrued liabilities and insurance related accounts receivable.

Contractual Obligations

Information about contractual obligations at September 30, 2011 did not change materially, other than as disclosed  in Notes 6 and 14 to accompanying Consolidated Financial Statements, from the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2010.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 “Notes to Consolidated Financial Statements”, included in our Annual Report on Form 10-K for the year ended June 30, 2010.  Also refer to Note 2 “Recent Accounting Pronouncements” to accompanying Consolidated Financial Statements.

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

Based on the September 30, 2010 published forward commodity price curves for the underlying commodities, a price increase of 10% per barrel for crude oil would decrease the fair value of our net commodity derivative asset by approximately $43.6 million. A price increase of 10% per MMBtu for natural gas would decrease the fair value of our net commodity derivative asset by approximately $4.4 million.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a –15(f) and 15d –15(f) under the Exchange Act) during our quarterly period ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                           Legal Proceedings

We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our financial position or results of operations.

ITEM 1A.                           Risk Factors

Our business faces many risks. Any of the risks discussed below or elsewhere in this Quarterly Report on Form 10-Q or our other SEC filings, could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.  For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our common stock, please refer to the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2010 as supplemented by the risk factors set forth below. There has been no material change in the risk factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2010 other than those set forth below. For further information, see Part I—Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2010.

Recent events in the Gulf of Mexico may increase risks, costs and delays in our offshore operations.

In April 2010, there was a fire and explosion aboard the Deepwater Horizon drilling platform operated by BP in ultra deep water in the Gulf of Mexico. As a result of the explosion, ensuing fire and apparent failure of the blowout preventers, the rig sank and created a catastrophic oil spill that produced widespread economic, environmental and natural resource damage in the Gulf Coast region. In response to the explosion and spill, the BOEMRE issued a “Notice to Lessees”, or “NTL”, on May 30, 2010, and a revised notice on July 12, 2010, implementing a moratorium on deepwater drilling activities that effectively halted deepwater drilling of wells using subsea blowout preventers (“BOPs”) or surface BOPs on a floating facility. While the moratorium was in place, the BOEMRE issued a series of NTLs and adopted changes to its regulations to impose a variety of new measures intended to help prevent a similar disaster in the future. The moratorium was lifted on October 12, 2010, but offshore operators must now comply with strict new safety and operating requirements. For example, before being allowed to resume drilling in deepwater, outer continental shelf operators must certify compliance with all applicable operating regulations found in 30 C.F.R. Part 250, including those rules recently placed into effect, such as rules relating to well casing and cementing, BOPs, safety certification, emergency response, and worker training. Operators also must demonstrate the availability of adequate spill response and blowout containment resources. Notwithstanding the lifting of the moratorium, we anticipate that there will continue to be delays in the resumption of drilling-related activities, including delays in the issuance of drilling permits, as these various regulatory initiatives are fully implemented.

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

In addition to the new requirements recently imposed by the BOEMRE, there have been a variety of proposals to change existing laws and regulations that could affect our operations and cause us to incur substantial costs. Implementation of any one or more of the various proposed changes could materially adversely affect operations in the Gulf of Mexico by raising operating costs, increasing insurance premiums, delaying drilling operations and increasing regulatory burdens, and, further, could lead to a wide variety of other unforeseeable consequences that make operations in the Gulf of Mexico and other offshore waters more difficult, more time consuming, and more costly. For example, Congress is currently considering a variety of amendments to the Oil Pollution Act of 1990, or “OPA”, in response to the Deepwater Horizon incident. OPA and regulations adopted pursuant to OPA impose a variety of requirements related to the prevention of and response to oil spills into waters of the United States, including the outer continental shelf waters where we have substantial operations. OPA subjects operators of offshore leases and owners and operators of oil handling facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from an oil spill, including, but not limited to, the costs of responding to a spill, natural resource damages and economic damages suffered by persons adversely affected by the spill. OPA also requires owners and operators of offshore oil production facilities to establish and maintain evidence of financial responsibility to cover costs that could be incurred in responding to an oil spill. OPA currently requires a minimum financial responsibility demonstration of $35 million for companies operating in offshore waters, although the Secretary of Interior may increase this amount up to $150 million in certain situations. At least one proposed bill that Congress is considering with regard to OPA, which has been approved by the House of Representatives (H.R. 3534, the “Consolidated Land, Energy and Aquatic Resources Act”), would increase the minimum level of financial responsibility to $300 million. If OPA is amended to increase the minimum level of financial responsibility to $300 million, we may experience difficulty in providing financial assurances sufficient to comply with this requirement. If we are unable to provide the level of financial assurance required by OPA, we may be forced to sell our properties or operations located in offshore waters or enter into partnerships with other companies that can meet the increased financial responsibility requirement, and any such developments could have an adverse effect on the value of our offshore assets and the results of our operations. We cannot predict at this time whether OPA will be amended or whether the level of financial responsibility required for companies operating in offshore waters will be increased.

ITEM 6.                      Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

4.1	Certificate of Designations of 5.625% Convertible Perpetual Preferred Stock of Energy XXI (Bermuda) Limited	3.1 to the Company’s Current Report on Form 8-K filed on November 3, 2010 with the SEC (File/Film No. 001-33628/ 101160431)
10.1	Separation Agreement dated August 17, 2010	10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2010 with the SEC (File/Film No. 001-33628/ 101031076
10.2	Seventh Amendment to the Amended and Restated First Lien Credit Agreement	10.1 to the Company’s Current Report on Form 8-K filed on February 10, 2010 with the SEC (File/Film No. 001-33628/ 101127499)
10.3
Underwriting Agreement, dated October 28, 2010, by and among Energy XXI (Bermuda) Limited, UBS Securities LLC and Credit Suisse Securities (USA) LLC, as representatives of the several underwriters named therein
1.1 to the Company’s Current Report on Form 8-K filed on November 3, 2010 with the SEC (File/Film No. 001-33628/ 101160431)
10.4	Underwriting Agreement, dated October 28, 2010, by and among Energy XXI (Bermuda) Limited, UBS Securities LLC, BNP Paribas Securities Corp. and RBS Securities Inc.	1.2 to the Company’s Current Report on Form 8-K filed on November 3, 2010 with the SEC (File/Film No. 001-33628/ 101160431)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Energy XXI (Bermuda) Limited has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY XXI (BERMUDA) LIMITED

By:	/S/ DAVID WEST GRIFFIN
David West Griffin
Duly Authorized Officer and Chief Financial Officer

By:	/S/ HUGH A. MENOWN
Hugh A. Menown
Duly Authorized Officer and Senior Vice President, Chief Accounting Officer and Chief Information Officer

Date:   November 8, 2010

EXHIBIT INDEX

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

4.1	Certificate of Designations of 5.625% Convertible Perpetual Preferred Stock of Energy XXI (Bermuda) Limited	3.1 to the Company’s Current Report on Form 8-K filed on November 3, 2010 with the SEC (File/Film No. 001-33628/ 101160431)
10.1	Separation Agreement dated August 17, 2010	10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2010 with the SEC (File/Film No. 001-33628/ 101031076
10.2	Seventh Amendment to the Amended and Restated First Lien Credit Agreement	10.1 to the Company’s Current Report on Form 8-K filed on February 10, 2010 with the SEC (File/Film No. 001-33628/ 101127499)
10.3
Underwriting Agreement, dated October 28, 2010, by and among Energy XXI (Bermuda) Limited, UBS Securities LLC and Credit Suisse Securities (USA) LLC, as representatives of the several underwriters named therein
1.1 to the Company’s Current Report on Form 8-K filed on November 3, 2010 with the SEC (File/Film No. 001-33628/ 101160431)
10.4	Underwriting Agreement, dated October 28, 2010, by and among Energy XXI (Bermuda) Limited, UBS Securities LLC, BNP Paribas Securities Corp. and RBS Securities Inc.	1.2 to the Company’s Current Report on Form 8-K filed on November 3, 2010 with the SEC (File/Film No. 001-33628/ 101160431)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith