Form 10-Q
period 2010-12-31
ENERGY XXI (BERMUDA) LTD
filed 2011-02-04
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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
Yes ☐ No  ☑

As of January 31, 2011, there were 74,203,166 shares outstanding of the registrant’s common stock, par value $0.005 per share.

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

Developed oil and gas reserves are reserves of any category that can be expected to be recovered: (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well, is acreage that is allocated or assignable to producing wells or wells capable of production.  For a complete definition of developed oil and gas reserves, refer to Rule 4-10(a) (6) of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).

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

Plugging and abandonment refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from a stratum will not escape into another or to the surface. Regulations of many states and the federal government require the plugging of abandoned wells.

Production costs are costs incurred to operate and maintain our wells and related equipment and facilities. For a complete definition of production costs, please refer to Rule 4-10(a) (20) of Regulation S-X as promulgated by the SEC.

Productive well is a well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

Proved reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.  The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.  For a complete definition of proved oil and gas reserves, refer to Rule 4-10(a) (22) of Regulation S-X as promulgated by the SEC.

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

Undeveloped oil and gas reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.  For a complete definition of undeveloped oil and gas reserves, refer to Rule 4-10(a)(31) of Regulation S-X as promulgated by the SEC.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)
	December 31,	June 30,
	2010	2010
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$39,991	$14,224
Accounts receivable
Oil and natural gas sales	112,017	68,675
Joint interest billings	5,544	4,388
Insurance and other	474	4,471
Prepaid expenses and other current assets	36,757	34,479
Derivative financial instruments	—	19,757
Total Current Assets	194,783	145,994

Property and Equipment, net of accumulated depreciation, depletion and amortization
Oil and natural gas properties - full cost method of accounting, including $448.6 million and $144.3 million unevaluated properties at December 31, 2010 and June 30, 2010, respectively	2,610,049	1,378,222
Other property and equipment	7,494	8,028
Total Property and Equipment	2,617,543	1,386,250
Other Assets
Derivative financial instruments	—	14,610
Debt issuance costs, net of accumulated amortization and other assets	45,641	19,637
Total Other Assets	45,641	34,247
Total Assets	$2,857,967	$1,566,491
LIABILITIES
Current Liabilities
Accounts payable	$105,505	$87,103
Accrued liabilities	63,120	68,783
Note payable	6,574	—
Asset retirement obligations	33,495	35,154
Derivative financial instruments	49,189	1,701
Current maturities of long-term debt	3,008	2,518
Total Current Liabilities	260,891	195,259
Long-term debt, less current maturities, face value of $1,307.9 million and $728.6 million at December 31, 2010 and June 30, 2010, respectively	1,308,337	772,082
Deferred income taxes	2,563	37,215
Asset retirement obligations, net of current portion	310,653	124,123
Derivative financial instruments	45,904	511
Other liabilities	3,689	740
Total Liabilities	1,932,037	1,129,930
Commitments and Contingencies (Note 14)
Stockholders’ Equity
7.25 % Preferred stock, $0.001 par value, 2,500,000 shares authorized and 99,100 and 1,100,000 shares issued and outstanding at December 31, 2010 and June 30, 2010, respectively.	1	11
5.625 % Preferred stock, $0.001 par value, 2,500,000 shares authorized and 1,150,000 and -0- shares issued and outstanding at December 31, 2010 and June 30, 2010, respectively.	1	—
Common stock, $0.005 par value, 200,000,000 shares authorized and 74,208,849 and 50,819,109 shares issued and 74,208,196 and 50,636,719 shares outstanding at December 31, 2010 and June 30, 2010, respectively	371	254
Additional paid-in capital	1,471,990	901,457
Accumulated deficit	(506,016)	(492,867)
Accumulated other comprehensive income (loss), net of income tax expense (benefit)	(40,417)	27,706
Total Stockholders’ Equity	925,930	436,561
Total Liabilities and Stockholders’ Equity	$2,857,967	$1,566,491

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share information)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009

Revenues
Oil sales	$146,539	$98,050	$262,369	$164,343
Natural gas sales	27,414	26,456	55,584	45,070
Total Revenues	173,953	124,506	317,953	209,413

Costs and Expenses
Lease operating expense	45,247	35,050	89,421	60,475
Production taxes	716	1,007	1,410	2,282
Depreciation, depletion and amortization	62,922	44,972	116,999	80,323
Accretion of asset retirement obligations	6,348	6,160	12,322	11,306
General and administrative expense	15,786	14,022	34,383	22,088
Loss (gain) on derivative financial instruments	(1,638)	1,956	(2,776)	(4,323)
Total Costs and Expenses	129,381	103,167	251,759	172,151

Operating Income	44,572	21,339	66,194	37,262

Other Income (Expense)
Bridge loan commitment fees	(4,500)	—	(4,500)	—
Loss on retirement of debt	(5,184)	—	(5,184)	—
Other income	151	27,658	161	29,644
Interest expense	(22,094)	(24,345)	(43,574)	(45,307)
Total Other Income (Expense)	(31,627)	3,313	(53,097)	(15,663)

Income Before Income Taxes	12,945	24,652	13,097	21,599

Income Tax Expense	2,011	8,206	2,030	17,453

Net Income	10,934	16,446	11,067	4,146
Induced Conversion of Preferred Stock	19,796	—	19,796	—
Preferred Stock Dividends	2,426	332	4,420	332
Net Income (Loss) Attributable to Common Stockholders	$(11,288)	$16,114	$(13,149)	$3,814

Net Income (Loss) Per Share Attributable to Common Stockholders
Basic	$(0.17)	$0.48	$(0.23)	$0.12
Diluted	$(0.17)	$0.46	$(0.23)	$0.13

Weighted Average Number of Common Shares Outstanding
Basic	65,479	33,788	58,241	31,470
Diluted	65,479	35,815	58,241	32,627

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009

Cash Flows From Operating Activities
Net income	$10,934	$16,446	$11,067	$4,146
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation, depletion and amortization	62,922	44,972	116,999	80,323
Deferred income tax expense	2,011	8,206	2,030	17,453
Change in derivative financial instruments
Proceeds from sale of derivative instruments	8,522	—	42,577	—
Other – net	(7,515)	(4,759)	(16,214)	(17,115)
Accretion of asset retirement obligations	6,348	6,160	12,322	11,306
Amortization of deferred gain on debt and debt discount and premium	(40,383)	(29,024)	(43,132)	(30,867)
Amortization and write-off of debt issuance costs	2,492	3,341	4,254	4,459
Stock-based compensation	391	839	2,180	1,742
Payment of interest in-kind	2,225	—	2,225	—
Changes in operating assets and liabilities
Accounts receivable	(48,371)	(53,661)	(39,971)	(38,385)
Prepaid expenses and other current assets	9,883	(14,489)	(2,278)	(21,185)
Settlement of asset retirement obligations	(29,311)	(32,615)	(34,618)	(42,449)
Accounts payable and accrued liabilities	19,354	(10,389)	20,012	(7,149)
Net Cash Provided by (Used in) Operating Activities	(498)	(64,973)	77,453	(37,721)

Cash Flows from Investing Activities
Acquisitions	(1,013,003)	(274,518)	(1,013,011)	(274,518)
Capital expenditures	(65,090)	(37,670)	(128,625)	(47,811)
Insurance payments received	—	45,199	—	53,178
Transfer to restricted cash	—	(1,634)	—	(2,160)
Proceeds from the sale of properties	—	—	400	—
Other	115	46	83	134
Net Cash Used in Investing Activities	(1,077,978)	(268,577)	(1,141,153)	(271,177)

Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	555,773	294,527	560,903	294,527
Conversion of preferred stock to common	(11,912)	—	(11,912)	—
Dividends to shareholders	(179)	—	(2,173)	—
Proceeds from long-term debt	1,113,000	75,837	1,160,000	75,837
Payments on long-term debt	(520,838)	(118,782)	(586,767)	(123,443)
Payments for debt issuance costs and other	(30,260)	(2,063)	(30,584)	(3,678)
Net Cash Provided by Financing Activities	1,105,584	249,519	1,089,467	243,243

Net Increase (Decrease) in Cash and Cash Equivalents	27,108	(84,031)	25,767	(65,655)

Cash and Cash Equivalents, beginning of period	12,883	107,301	14,224	88,925

Cash and Cash Equivalents, end of period	$39,991	$23,270	$39,991	$23,270

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

References in this report to “us,” “we,” “our,” “the Company,” or “Energy XXI” are to Energy XXI (Bermuda) Limited and its wholly-owned subsidiaries, including Energy XXI (US Holdings) Limited (“Energy XXI Holdings” and, together with Energy XXI (Bermuda) Limited, our “Bermuda Companies”), Energy XXI, Inc. (“EXXI Corp.”), Energy XXI USA, Inc. (“EXXI USA”), Energy XXI GOM, LLC (“GOM”), Energy XXI Gulf Coast, Inc. (“EGC”), Energy XXI Services, LLC (“EXXI Services”), Energy XXI Texas Onshore, LLC (“Texas Onshore”), Energy XXI Pipeline, LLC (“EXXI Pipeline”) and Energy XXI Onshore, LLC (“Onshore” and, together with EXXI Corp., EXXI USA, GOM, EGC, EXXI Services, EXXI Pipeline and Texas Onshore, our  “U.S. Companies”).

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

Interim Financial Statements. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying consolidated financial statements.  The results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year.  For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

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

Ceiling Test. Under the full cost method of accounting, we are required to perform a “ceiling test” each quarter that determines a limit on the book value of our oil and gas properties.  If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties and future development costs, exceeds the present value of estimated future net cash flows discounted at 10%, net of related tax effects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A.  Future net cash flows are based on the average commodity prices realized over the preceding twelve-month period and exclude future cash outflows related to estimated abandonment costs.  As of the reported balance sheet date, capitalized costs of oil and gas producing properties may not exceed the full cost limitation calculated under the above described rule.

Note 4 – Acquisitions

ExxonMobil Acquisition

On December 17, 2010, we closed on the acquisition of certain shallow-water Gulf of Mexico shelf oil and natural gas interests from affiliates of Exxon Mobil Corporation (“ExxonMobil”) for cash consideration of $1.01 billion (the “ExxonMobil Acquisition”). The transaction was funded through a combination of cash on hand, including proceeds from common and preferred equity offerings (Note 12), borrowings against our $700 million corporate revolver, as amended, and proceeds from the $750 million private placement by our operating subsidiary, EGC, of 9.25% senior unsecured notes due 2017.  The purchase remains subject to certain post-closing adjustments to reflect actual operating results since the effective date of December 1, 2010.

The ExxonMobil Acquisition was accounted for under the purchase method of accounting.  Accordingly, we conducted a preliminary assessment of the net assets acquired and recognized provisional amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values.  Transaction, transition and integration costs associated with this acquisition were expensed as incurred. The accounting for the business combination is not complete; adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as we complete a more detailed analysis of this acquisition and additional information is obtained about the facts and circumstances that existed as of the acquisition date.

Revenues and expenses related to the ExxonMobil properties from the closing date (December 17, 2010) to December 31, 2010 are included in the December 31, 2010 results of operations.

Pursuant to the Purchase and Sale Agreement (the “PSA”), ExxonMobil reserved a 5% overriding royalty interest in the ExxonMobil Properties for production from depths below approximately 16,000 feet.  In addition, the PSA required us to post a $225 million letter of credit, which we posted under our revolving credit facility, in favor of ExxonMobil to guarantee our obligation to plug and abandon the ExxonMobil Properties in the future.

The following table presents the preliminary purchase price allocation to the assets acquired and liabilities assumed, based on their fair values on December 17, 2010 (in thousands):

Oil and natural gas properties– evaluated	$926,700
Oil and natural gas properties– unevaluated	289,711
Net working capital	101
Asset retirement obligations	(204,512)
Cash paid	$1,012,000

Net working capital includes gas imbalance receivables and payables and ad valorem taxes payable.

The preliminary fair values of evaluated and unevaluated oil and gas properties and asset retirement obligation liabilities were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and gas properties include estimates of: (1) oil and gas reserves; (2) future operating and development costs; (3) future oil and gas prices; and (4) the discount factor used to calculate the discounted cash flow amount. Significant inputs into the valuation of the asset retirement obligations include estimates of: (1) plug and abandonment costs per well and related facilities; (2) remaining life per well and facilities; and (3) a credit adjusted risk-free interest rate.

The following amounts of the ExxonMobil Properties’ revenue and earnings included in our consolidated statement of operations for the six months ended December 31, 2010 (in thousands).

	Revenue	Earnings (1)

ExxonMobil Acquisition properties from December 17, 2010 through December 31, 2010	$18,007	$13,367

(1)	Earnings includes revenue less production costs.

Mit Acquisition

On December 22, 2009, we closed on the acquisition of certain Gulf of Mexico shelf oil and natural gas interests from MitEnergy Upstream LLC, a subsidiary of Mitsui & Co., Ltd.(the “Mit Acquisition”), for cash consideration of $276.2 million. For accounting purposes, we recorded this acquisition as effective November 20, 2009, the date that we gained control of the assets acquired and liabilities assumed. We financed the Mit Acquisition through proceeds received from common and perpetual preferred stock offerings (See Note 12).

The Mit Acquisition was accounted for under the purchase method of accounting.  Accordingly, we conducted an assessment of the net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values.  Transaction, transition and integration costs associated with this acquisition were expensed as incurred.

The Mit Acquisition involved mirror-image non-operated interests in the same group of properties we purchased from Pogo Producing Company in June 2007.  These properties include 30 fields of which production is approximately 77% crude oil and 80% of which is already operated by us.  Offshore leases included in this acquisition total nearly 33,000 net acres.

The following table presents the final purchase price allocation to the assets acquired and liabilities assumed, based on their fair values on November 20, 2009 (in thousands):

Oil and natural gas properties– evaluated	$292,609
Oil and natural gas properties– unevaluated	41,987
Net working capital	4,237
Asset retirement obligations	(62,604)
Cash paid	$276,229

Net working capital includes gas imbalance receivables and payables and ad valorem taxes payable.

The fair values of evaluated and unevaluated oil and gas properties and asset retirement obligations were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and gas properties include estimates of: (1) oil and gas reserves; (2) future operating and development costs; (3) future oil and gas prices; and (4) the discount factor used to calculate the discounted cash flow amount. Significant inputs into the valuation of the asset retirement obligations include estimates of: (1) plug and abandonment costs per well and related facilities; (2) remaining life per well and facilities; and (3) a credit adjusted risk-free interest rate.

ExxonMobil and Mit Pro Forma Information

The summarized unaudited pro forma financial information for the six months ended December 31, 2010 and 2009, respectively, assumes that the ExxonMobil and Mit Acquisitions had occurred on July 1, 2009. These unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of the results that would have occurred if we had completed the acquisitions as of July 1, 2009 or the results that will be attained in the future (in thousands).

	Revenue	Earnings (1)

Supplemental pro forma for July 1, 2010 through December 31, 2010	$489,687	$353,717

Supplemental pro forma for July 1, 2009 through December 31, 2009	$675,878	$475,119

(1)	Earnings includes revenue less production costs.

Note 5 – Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31, 2010	June 30, 2010
Oil and gas properties
Proved properties	$3,718,554	$2,675,308
Less: Accumulated depreciation, depletion and amortization	1,557,151	1,441,396
Proved properties—net	2,161,403	1,233,912
Unproved properties	448,646	144,310
Oil and gas properties—net	2,610,049	1,378,222

Other property and equipment	16,265	15,641
Less: Accumulated depreciation	8,771	7,613
Other property and equipment—net	7,494	8,028
Total property and equipment	$2,617,543	$1,386,250

Note 6 – Long-term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2010
	Face Value	Premium (Discount)	Recorded Value	June 30, 2010

Revolving credit facility	$274,000	$—	$274,000	$109,457
16% Second Lien Notes due 2014 (Exchange Offer)	3,792	537	4,329	341,319
16% Second Lien Notes due 2014 (Private Placement)	819	(148)	671	44,210
Total 16% Second Lien Notes due 2014	4,611	389	5,000	385,529
10% Senior Notes due 2013	276,500	—	276,500	276,500
9.25% Senior Notes due 2017	750,000	—	750,000	—
Put premium financing	5,076	—	5,076	2,317
Capital lease obligation	769	—	769	797
Total debt	1,310,956	389	1,311,345	774,600
Less current maturities	3,008	—	3,008	2,518
Total long-term debt	$1,307,948	$389	$1,308,337	$772,082

Maturities of the face value of long-term debt as of December 31, 2010 are as follows (in thousands):

Twelve Months Ending December 31,

2011	$3,008
2012	2,516
2013	550,821
2014	4,611
2017	750,000
Total	$1,310,956

Revolving Credit Facility

This facility was entered into by our subsidiary, EGC. This facility, as amended, has a borrowing capacity of $925 million and matures December 31, 2014, provided that in the event that all or any portion of the 10% Senior Notes remain outstanding ninety days prior to June 15, 2013, then such maturity date is March 15, 2013.   Borrowings are limited to a borrowing base based on oil and gas reserve values which are redetermined on a periodic basis.  The current borrowing base is $700 million.  Currently, the facility bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate, plus applicable margins ranging from 2.75% to 3.50% or an alternate base rate, based on the federal funds effective rate plus applicable margins ranging from 1.75% to 2.50%. The revolving credit facility is secured by mortgages on at least 85% of the value of our proved reserves.

The revolving credit facility requires EGC to maintain certain financial covenants. Specifically, EGC may not permit the following under the revolving credit facility: (1) EGC’s total leverage ratio to be more than 3.5 to 1.0, (2) EGC’s interest rate coverage ratio to be less than 3.0 to 1.0, (3) EGC’s secured debt ratio to be more than 2.5 to 1.0, and (4) EGC’s current ratio (in each case as defined in our revolving credit facility) to be less than 1.0 to 1.0, as of the end of each fiscal quarter. In addition, we are subject to various other covenants including, but not limited to, those limiting our ability to declare and pay dividends or other payments, our ability to incur debt, changes in control, our ability to enter into certain hedging agreements, as well as a covenant to maintain John D. Schiller, Jr. in his current executive position, subject to certain exceptions in the event of his death or disability.

As of December 31, 2010, we are in compliance with all covenants.

On October 15, 2010, EGC and its lenders entered into the Seventh Amendment to Amended and Restated First Lien Credit Agreement (“Seventh Amendment”).

The Seventh Amendment modifications to the First Lien Credit Agreement include;

1)
Allowing the establishment of a Swing Line Loan Commitment in an amount initially set at $15 million which is carved out of the $350 million First Lien Credit Agreement borrowing base. The amounts ultimately available under the Swing Line can be adjusted upward or downward by the lenders and EGC under certain conditions.

2)
Allow for a one-time payment by EGC to us or our subsidiaries of up to $25 million for the purpose of paying premiums or other payments associated with inducing the early conversion of our 7.25% preferred stock.

3)	Allow payments by EGC to us or our subsidiaries of up to $9 million in any calendar year, subject to certain terms and conditions, so that we may pay dividends on our outstanding preferred stock.

On November 17, 2010, we entered into an Eighth Amendment to Amended and Restated First Lien Credit Agreement to our revolving credit facility (the “Eighth Amendment”). The Eighth Amendment modifies the First Lien Credit Agreement and includes the following: (a) the increase of debt incurrence provisions to allow for an incremental unsecured debt basket of up to $1.0 billion, (b) the redetermination of the borrowing base to $700 million, (c) the increase of the notional amount of the revolving credit facility to $925 million, (d) the increase of the letter of credit sublimit to $300 million, and (e) the extension of the maturity date to December 31, 2014, (March 31, 2013 if  any of the 10% Senior Notes remain outstanding). The Eighth Amendment was deemed effective when all conditions precedent had been met, including the closing of the ExxonMobil Acquisition.  All of these conditions were met on December 17, 2010.

High Yield Facilities

10% Senior Notes

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

On December 17, 2010, we called $47.6 million face value of the 10% Senior Notes at 105% of par plus accrued interest. This transaction closed on January 18, 2011. The $2.38 million difference between the call price and the $47.6 million carrying value of the 10% Second Lien notes will be charged to loss on retirement of the 10% Senior notes in the March 31, 2011 quarter.

We believe that the fair value of the $276.5 million of New Senior Notes outstanding as of December 31, 2010 was $287.6 million.

9.25% Senior Notes

On December 17, 2010, EGC issued $750 million face value of 9.25%, unsecured senior notes due December 15, 2017 at par (the “9.25% Senior Notes”).  The 9.25% Senior Notes are callable at 104.625% starting December 15, 2014, with such premium declining to zero by December 15, 2016.  The 9.25% Senior Notes also provide for the redemption of up to 35% of the 9.25% Senior Notes outstanding at 109.25% prior to December 15, 2013 with the proceeds from any equity raised.  We incurred underwriting and direct offering costs of $15.4 million which have been capitalized and will be amortized over the life of the notes.

The 9.25% Senior Notes are guaranteed by us and each of EGC’s existing and future material domestic subsidiaries. We have the right to redeem the New Senior Notes under various circumstances and are required to make an offer to repurchase the 9.25% Senior Notes upon a change of control and from the net proceeds of asset sales under specified circumstances each of which as defined in the indenture governing the 9.25% Senior Notes.

We believe that the fair value of the $750 million of 9.25% Senior Notes outstanding as of December 31, 2010 was $767.8 million.

We are obligated to file a registration statement with the SEC to exchange these notes for new freely tradable notes having substantially identical terms within 270 days of the December 17, 2010 issue date and use reasonable efforts to have the registration statement declared effective within that time.  Under certain circumstances, we may be required to pay additional cash interest beginning at 0.25% escalating to a maximum of 1% if the registration of the notes does not occur.

16% Second Lien Notes

On November 12, 2009, the Company issued Second Lien Notes as follows:

•	A total of $278 million of Second Lien Notes were issued in exchange for $347.5 million of New Senior Notes; and

•	A total of $60 million of Second Lien Notes were issued for cash (for each $1.0 million in Second Lien Notes purchased for cash, the purchaser also received 44,082 shares of our common stock).

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

Refinancing of Existing 16% Second Lien Notes

On November 9, 2010, we called for redemption of $119.7 million aggregate principal amount of our 16% Second Lien Notes at a redemption price of 110% of the principal amount, plus accrued and unpaid interest, pursuant to the terms of the indenture governing the 16% Second Lien Notes.  This redemption closed on December 9, 2010. The total payment of $140.9 million included $9.3 million of accrued interest and $12.0 million in redemption premium.

On November 29, 2010, we commenced a tender offer (the “Tender Offer”) for the $222.3 million principal amount of our remaining outstanding 16% Second Lien Notes.  In December 2010, a total of $219.9 million face value of 16% Second Lien Notes were tendered. The total payment of $251.0 million included $171,513 of accrued interest and $31.0 million in redemption premium.

On December 17, 2010, we commenced a call of the remaining outstanding 16% Second Lien Notes which closed on January 18, 2011. In December 2010, we escrowed $5.4 million in funds with the trustee of the 16% Second Lien Notes which were sufficient to redeem the remaining outstanding notes.

A total of $42.9 million in redemption premiums were paid related to the call and tender of the 16% Second Lien Notes at December 31, 2010.

The loss on retirement of the 16% Second Lien Notes consists of the following (in thousands):

Redemption premium paid	$42,914
Write-off of unamortized premium	(52,597)
Write-off of unamortized discount	14,461
Write-off of unamortized debt issue costs	406
Total	$5,184

Put Premium Financing

We finance puts that we purchase with our hedge providers. Substantially all of our hedges are done with members of our bank groups. Put financing is accounted for as debt and this indebtedness is pari pasu with borrowings under the revolving credit facility. The hedge financing is structured to mature when the put settles so that we realize the value net of hedge financing. As of December 31, 2010 and June 30, 2010, our outstanding hedge financing totaled $5.1 million and $2.3 million, respectively.

Interest Expense

For the three months and six months ended December 31, 2010 and 2009, interest expense consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Revolving credit facility	$1,456	$2,772	$2,897	$6,109
10% Senior Notes due 2013	6,912	10,915	13,825	26,669
16% Second Lien Notes due 2014	11,286	7,211	24,967	7,211
9.25% Senior Notes due 2017	2,505	—	2,505	—
Amortization of debt issue cost - Revolving credit facility	1,381	500	2,525	904
Amortization of debt issue cost - 10% Senior Notes due 2013	589	630	1,178	1,344
Amortization of debt issue cost - 16% Second Lien Notes due 2014	25	14	54	14
Amortization of debt issue cost – 9.25% Senior Notes due 2017	92	—	92	—
Premium amortization - 16% Second Lien Notes due 2014 (Exchange Offer)	852	521	1,894	521
Discount amortization - 16% Second Lien Notes due 2014 (Private Placement)	(3,098)	(1,895)	(6,889)	(1,895)
Write-off of debt issue costs - Retirement of $126 million in bonds	—	1,750	—	1,750
Write-off of debt issue costs – Reduction in revolving credit facility	—	447	—	447
Put premium financing and other	94	1,480	526	2.233
	$22,094	$24,345	$43,574	$45,307

Bridge Loan Commitment Fee

In November 2010, we entered into a Bridge Facility Commitment Letter (the “Bridge Commitment”) with a group of banks to provide a $450 million Bridge Facility, if needed, to acquire the ExxonMobil Properties. The Bridge Commitment required the payment of a commitment fee in the amount of 1% of the full amount of the commitments in respect to the Bridge Facility as well as certain other fees in the event we utilized the Bridge Facility to finance the ExxonMobil Acquisition. We did not utilize the Bridge Facility and paid the banks the $4.5 million commitment fee which is included in Other Income (Expense).

Note 7 – Note Payable

In July 2010, we entered into a note to finance a portion of our insurance premiums.  The note is for a total face amount of $19.6 million and bears interest at an annual rate of 2.48%.  The note amortizes over the remaining term of the insurance, which matures April 1, 2011.  The note balance at December 31, 2010 is $6.6 million.

Note 8 – Asset Retirement Obligations

The following table describes the changes to our asset retirement obligations (in thousands):

Balance at June 30, 2010	$159,277
Liabilities acquired	204,512
Liabilities incurred	2,655
Liabilities settled	(34,618)
Accretion expense	12,322
Total balance at December 31, 2010	344,148
Less current portion	33,495
Long-term balance at December 31, 2010	$310,653

As discussed in Note 4, the asset retirement obligations acquired essentially relate to the ExxonMobil Acquisition and is a provisional estimate.

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

Cash settlements, net of the amortization of purchased put premiums on effective cash flow hedges for the three months ended December 31, 2010 resulted in a decrease in crude oil and natural gas sales in the amount of $0.6 million. For the three months ended December 31, 2010, we recognized a gain of approximately $0.3 million related to the net price ineffectiveness of our hedged crude oil and natural gas contracts and a realized gain of approximately $1.8 million and an unrealized loss of approximately $0.5 million, respectively, on derivative financial transactions that did not qualify for hedge accounting.

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

Cash settlements, net of the amortization of purchased put premiums on effective cash flow hedges for the six months ended December 31, 2010 resulted in an increase in crude oil and natural gas sales in the amount of $5.7 million. For the six months ended December 31, 2010, we recognized a loss of approximately $0.2 million related to the net price ineffectiveness of our hedged crude oil and natural gas contracts and a realized gain of approximately $3.2 million and an unrealized loss of approximately $0.2 million, respectively, on derivative financial transactions that did not qualify for hedge accounting.

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

In March 2009, February 2010, September 2010 and October 2010, we monetized certain hedge positions and received cash proceeds of $66.5 million, $5.0 million, $34.1 million and $8.5 million, respectively. These amounts are carried in stockholders’ equity as part of other comprehensive income and will be recognized in income over the contract life of the underlying hedge contracts. Crude oil and natural gas sales were increased by $11.7 million and $10.8 million for three months ended December 31, 2010 and 2009, respectively, and were increased by $20.8 million and $23.0 million for six months ended December 31, 2010 and 2009, respectively, related to these monetized hedges and, as a result of the future amortization of these hedges, crude oil and natural gas sales will be increased as follows (in thousands):

Quarter Ended
March 31, 2011	$9,154
June 30, 2011	9,352
September 30, 2011	8,875
December 31, 2011	7,501
Thereafter	7,693
$42,575

As of December 31, 2010, we had the following contracts outstanding (Asset and Fair Value Gain in thousands):

	Volume Crude Oil (MBbls)	Contract Price (1)	Total
Period			Asset (Liability)	Fair Value Loss (2)

Put Spreads
1/11-12/11	1,403	$60.00/$75.00	$(2,103)	$(4,744)
1/12-12/12	1,134	60.00/75.00	2,537	(1,151)
			434	(5,895)
Puts
1/11-12/11	272	71.67	31	(547)

Swaps
1/11-12/11	4,064	84.76	(36,983)	(23,687)
1/12-12/12	3,331	87.26	(21,351)	(13,878)
1/13-12/13	913	89.53	(2,861)	(1,860)
			(61,195)	(39,425)
Collars
1/11-12/11	2,682	72.72/97.46	(10,161)	(6,502)
1/12-12/12	3,001	72.74/100.00	(18,098)	(11,764)
1/13-12/13	1,460	73.75/105.46	(6,104)	(3,968)
			(34,363)	(22,234)
			$(95,093)	$(68,101)

         (1)  The contract price is weighted-averaged by contract volume.
(2) The gain (loss) on derivative contracts is net of applicable income taxes and includes only those contracts that have been designated as hedges.

The following table quantifies the fair values, on a gross basis, of all our derivative contracts and identifies its balance sheet location as of December 31, 2010 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133
Commodity Contracts	Derivative financial instruments		Derivative financial instruments
	Current	$1,590	Current	$50,640
	Non-current	3,490	Non-current	49,380
		5,080		100,020
Derivatives not designated as hedging instruments under Statement 133
Commodity Contracts	Derivative financial instruments		Derivative financial instruments
	Current	32	Current	185
Total derivatives		$5,112		$100,205

The following table quantifies the fair values, on a gross basis, the effect of derivatives on our financial performance and cash flows for the six months ended December 31, 2010 (in thousands):

		Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from OCI into Income (Effective Portion)	Location of (Gain) Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of (Gain) Loss Reclassified from OCI into Income (Ineffective Portion)
Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of (Gain) Loss Recognized in Income on Derivative (Effective Portion)

Commodity Contracts	$68,122	Revenue	$(5,672)	(Gain) /Loss on derivative financial instruments	$215

Derivatives Not Designated as Hedging Instruments under Statement 133		Amount of (Gain) Loss Recognized in Income on Derivative
	Location of (Gain) Loss Recognized in Income on Derivative

Commodity Contracts	(Gain) loss on derivative financial instruments	$(2,991)

We have reviewed the financial strength of our hedge counterparties and believe the credit risk to be minimal.  At December 31, 2010, we had no deposits for collateral with our counterparties.

The following table reconciles the changes in accumulated other comprehensive income (loss) (in thousands):

Accumulated other comprehensive income – June 30, 2010	$27,706
Hedging activities:
Commodity
Change in fair value loss	(68,489)
Reclassified to income	366
Accumulated other comprehensive loss –December 31, 2010	$(40,417)

The amounts expected to be reclassified to income in the next twelve months are $8.9 million income on our commodity hedges.

Note 10 – Income Taxes

We are a Bermuda company and we are generally not subject to income tax in Bermuda. We operate through our various subsidiaries in the United States; accordingly, income taxes have been provided based upon U.S. tax laws and rates as they apply to our current ownership structure.

During the year ended June 30, 2009, we incurred a significant impairment loss related to our oil and gas properties due to the steep decline in global energy prices over that same time period.  As a result of this impairment, as of December 31, 2010, we are in a position of cumulative reporting losses for the preceding reporting periods.  The volatility of energy prices and uncertainty of when energy prices may rebound is problematic and not readily determinable by our management. Under these current circumstances, it is management’s opinion that the realization of our tax attributes beyond expected current-year taxable income (including the reversal of existing taxable temporary differences) does not reach the “more likely than not” criteria under ASC 740 (formerly known as FAS 109).  As a result, during the year ended June 30, 2009, we established a valuation allowance of $175.0 million, and have subsequently reduced the valuation allowance due to anticipated pre-tax earnings in the present fiscal year.

Our Bermuda Companies continue to report a tax provision relating to the accrued U.S. withholding tax required on any interest payments made from the U.S. Companies to the Bermuda Companies. We have accrued a withholding obligation of $5.2 million for the six months ended December 31, 2010.

We estimate our annual effective tax rate for the current fiscal year and apply it to interim periods.  For the six months ended December 31, 2010, our estimated annual effective tax rate is approximately 15.5%.  As discussed above, the significant variance from the U.S. statutory rate is primarily due to the change in the valuation allowance against the U.S. net deferred tax assets and the accrual of the U.S. withholding obligation related to the interest income payable to the Bermuda Companies  which may not be offset by other U.S. tax attributes.

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

As of December 31, 2010, we have 1,226,582 unvested Phantom Stock units and 2,454,000 unvested Performance Units.  For the three months and six months ended December 31, 2010 and 2009, we recognized compensation expense (benefit) of $5.0 million, $2.4 million, 8.7 million and $(0.9) million, respectively, related to our Phantom Stock units.  For the three months and six months ended December 31, 2010 and 2009, we recognized compensation expense of $6.0 million, 2.3 million, $13.9 million and $3.1 million, respectively, related to our Performance Units.  A liability has been recognized as of December 31, 2010 in the amount of $17.7 million, in accrued liabilities in the accompanying consolidated balance sheet.  The amount of the liability will be remeasured at fair value, which is based on period-end stock price, as of each reporting date.

In order to calculate the fair value of the Performance-Based Performance Units, we have developed a valuation model which best fits their circumstances. We determined that due to the path dependent vesting provisions of the Performance-Based Performance Units, a Monte Carlo approach to simulate the stock price paths was appropriate.  Monte Carlo approaches are a class of computational algorithms that rely on repeated random sampling to compute their results. This approach allows us to calculate the value of the Performance-Based Performance Units based on a large number of possible stock price path scenarios.  Equity compensation accounting states that any market condition that affects the fair value of an award (including exercisability) must be included in the valuation. Inputs into the valuation model include the underlying stock price at the valuation date, the stipulated stock price at the grant date, the unit value at the grant date, the number of Performance-Based Performance Units awarded, the expected volatility, the expected rate of return and the expected dividend rate.

Restricted Shares activity is as follows:

		Average
		Grant-date
	Number	Fair value
	Of Shares	Per Share
Non-vested at June 30, 2010	81,644	$24.75
Vested during the six months ended December 31, 2010	(50,430)
Non-vested at December 31, 2010	31,214	$24.75

We determine the fair value of the Restricted Shares based on the market price of our Common Stock on the date of grant.  Compensation cost for the Restricted Shares is recognized on a straight line basis over the requisite service period.  For the three months and six months ended December 31, 2010 and 2009, we recognized compensation expense of $0.2 million, $0.4 million, $0.6 million and $0.5 million, respectively, related to our Restricted Shares.  As of December 31, 2010 there was approximately $0.4 million of unrecognized compensation cost related to non-vested Restricted Shares.  We expect approximately $0.3 million to be recognized over fiscal 2011 and $0.1 million to be recognized during the fiscal year ended 2012.

Effective as of July 1, 2008, we adopted the Energy XXI Services, LLC 2008 Fair Market Value Stock Purchase Plan (“2008 Purchase Plan”), which allows eligible employees, directors, and other service providers of ours and our subsidiaries to purchase from us shares of our common stock that have either been purchased by us on the open market or that have been newly issued by us.  During the six months ended December 31, 2010 and 2009, we issued 243,160 shares and 108,269 shares, respectively, under the 2008 Purchase Plan.

In November 2008 we adopted the Energy XXI Services, LLC Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) which allows employees to purchase common stock at a 15% discount from the lower of the common stock closing price on the first or last day of the period.  The current period is from July 31, 2010 to December 31, 2010.  For the three months and six months ended December 31, 2010 and 2009, we had charged $94,000, $46,000, $189,000 and $34,000, respectively, to compensation expense related to this plan.  The plan has a limit of 1,000,000 common shares.  During the six months ended December 31, 2010 and 2009, we issued 84,077 shares and 85,082 shares, respectively, under the Employee Stock Purchase Plan.

In September 2008, our Board of Directors granted 300,000 stock options to certain officers. These options to purchase our common stock were granted with an exercise price of $17.50 per share. These options vest over a three year period and may be exercised any time prior to September 10, 2018.  As of December 31, 2010, 100,000 of the stock options remain unvested and will vest on September 10, 2011.  As of December 31, 2010, 100,000 of the vested options have been exercised.

           A summary of our stock option activity and related information is as follows:

	Six Months Ended December 31,
	2010		2009
	Shares	Weighted Ave.	Shares	Weighted Ave.
	Under	Exercise	Under	Exercise
	Option	Price	Option	Price

Beginning balance	240,000	$17.50	300,000	$17.50
Vested	(140,000)		(60,000)
Ending balance	100,000	$17.50	240,000	$17.50

For the three months and six months ended December 31, 2010 and 2009, we recognized compensation expense of $88,000, $42,000, $596,000 and $249,000, respectively, related to stock options.  As of December 31, 2010 there was $0.2 million of unrecognized compensation expense related to non-vested stock option grants.  We expect approximately $0.1 million to be recognized during the fiscal year ended 2011 and approximately $0.1 million to be recognized during the fiscal year ended 2012.

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

Defined Contribution Plans.  Our employees are covered by a discretionary noncontributory profit sharing plan.  The plan provides for annual employer contributions that can vary from year to year.  We also sponsor a qualified 401 (k) Plan that provides for matching.  The cost to us under these plans for the three months ended December 31, 2010 and 2009 was $0.6 million for profit sharing and $0.2 million for the 401 (k) Plan and $1.6 million for profit sharing and $0.1 million for the 401 (k) Plan, respectively.  The cost to us under these plans for the six months ended December 31, 2010 and 2009 was $1.2 million for profit sharing and $1.1 million for the 401 (k) Plan and $1.9 million for profit sharing and $0.6 million for the 401 (k) Plan, respectively.

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

December 2009 Equity Offering

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

Conversion of 7.25% Preferred Stock

In October and November 2010, in five separate private transactions, we issued a total of 4,569,107 shares of our $.005 par value common stock in exchange for 482,930 shares of our 7.25% Preferred Stock. A total of 4,236,223 of these common shares were issued for the stated conversion price of 8.77192 common shares per share of 7.25% Preferred Stock, 11,033 common shares were issued for accrued and unpaid dividends from September 15, 2010 on the 7.25% Preferred Stock and 321,851 common shares were issued as an inducement for the early conversion of the 7.25% Preferred Stock.  In addition to the common stock issued, a cash payment of $1.3 million was made to induce the conversions. The total amounts paid in cash and stock related to these five transactions to induce conversion of preferred stock were $9.0 million.

On October 21, 2010, we launched an exchange offer for shares of our 7.25% Preferred Stock outstanding. The exchange offer provided for the issuance of 8.77192 shares of our unrestricted common stock per share of 7.25% Preferred Stock and a cash payment to induce the conversion. The exchange offer closed on November 19, 2010. A total of 517,970 shares of 7.25% Preferred Stock were exchanged for 4,543,583 shares of common stock and a cash payment of $10.5 million, which included accrued dividends of $1.0 million, was paid at the closing date as an inducement for conversion.

During the three months and six months ended December 31, 2010, we have recognized $19.8 million as a reduction of equity and income available to common stockholders related to the induced conversion of 7.25% Preferred Stock. Other expenses related to the inducement are included in general and administrative expenses.

At December 31, 2010 we have 99,100 shares of 7.25% Preferred Stock outstanding.

November 2010 Equity Offerings

On November 3, 2010, we closed on concurrent offerings of common and preferred stock. We sold 12 million shares of our unrestricted common stock at $20.75 per share less $0.985 per share in underwriting commissions. Net proceeds from the common stock offering were approximately $237.2 million, after deducting underwriting commissions, but before other offering expenses. We also sold 1.15 million shares of 5.625% perpetual preferred stock at $250 per share less $3.75 per share (1.5%) in underwriting commissions. Net proceeds from the sale of preferred stock were approximately $283.2 million, after deducting underwriting commissions, but before other offering expenses.

On November 5, 2010, the underwriters exercised their over-allotment on the common stock offering resulting in the issuance of an additional 1.8 million common shares. Net proceeds from the sale of the 1.8 million shares of common stock were approximately $35.6 million, after deducting underwriting commissions, but before other offering expenses.

Preferred Stock

Our bye-laws authorize the issuance of 2,500,000 shares of preferred stock.  Our board of directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock.  Shares of previously issued preferred stock that have been cancelled are available for future issuance. At December 31, 2010, we have 1.15 million shares of 5.625% Preferred Stock outstanding and 99,100 shares of 7.25% Preferred Stock outstanding or a total of 1,249,100 preferred shares issued. Therefore, we have 1,250,900 shares of preferred stock authorized but not issued at December 31, 2010.

On December 14, 2009, the Company sold 1,100,000 shares of 7.25% cumulative perpetual preferred stock (our “7.25% Preferred Stock”) at a $100 per share. Net proceeds to the Company after deducting the 3% underwriters’ commission were $106.6 million.

Dividends on both the 5.625% Preferred Stock and the 7.25% Preferred Stock are payable quarterly in arrears on each March 15, June 15, September 15 and December 15 of each year.

Dividends on both the 5.625% Preferred Stock and the 7.25% Preferred Stock may be paid in cash or, where freely transferable by any non-affiliate recipient thereof, shares of the Company’s common stock, or a combination thereof. If the Company elects to make payment in shares of common stock, such shares shall be valued for such purposes at 95% of the market value of the Company’s common stock as determined on the second trading day immediately prior to the record date for such dividend.

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

The 5.625% Preferred Stock is convertible into 9.8353 shares of the Company’s common stock or approximately $25.42 per share. On or after December 15, 2013, the Company may cause the 5.625% Preferred Stock to be automatically convertible into common stock at the then prevailing conversion rate if, for at least 20 trading days in a period of 30 consecutive trading days, the daily average price of the Company’s common stock equals or exceeds 130% of the then-prevailing conversion price (currently $33.05).

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

Note 13 — Earnings per Share

Basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.  Except when the effect would be anti-dilutive, the diluted earnings per share include the impact of restricted stock and stock options and the potential dilution that would occur if preferred stock was converted to common stock.  The following table sets forth the calculation of basic and diluted earnings per share (“EPS”) (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Net Income	$10,934	$16,446	$11,067	$4,146
Preferred Stock Dividends	2,426	332	4,420	332
Induced Conversion of Preferred Stock	19,796	—	19,796	—
Net Income (Loss) Attributable to Common Stockholders	$(11,288)	$16,114	$(13,149)	$3,814

Weighted average shares outstanding for basic EPS	65,479	33,788	58,241	31,470
Add dilutive securities	—	2,027	—	1,157
Weighted average shares outstanding for diluted EPS	65,479	35,815	58,241	32,627

Net Income (Loss) Per Share Attributable to Common Stockholders
Basic	$(0.17)	$0.48	$(0.23)	$0.12
Diluted	$(0.17)	$0.46	$(0.23)	$0.13

For the three months and six months ended December 31, 2010, 543,478 and 608,696 common stock equivalents, respectively, were excluded from the diluted average shares due to an anti-dilutive effect.  For the three months and six months ended December 31, 2009, 7,821,178 and 12,899,297 common stock equivalents, respectively, were excluded from the diluted average shares due to an anti-dilutive effect.

Note 14 — Commitments and Contingencies

Litigation. We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material affect on our financial position or results of operations.

Lease Commitments.  We have a non-cancelable operating lease for office space that expires on December 31, 2017.  Future minimum lease commitments as of December 31, 2010 under the operating leases are as follows (in thousands):

Twelve Months Ending December 31,

2011	$1,034
2012	1,442
2013	1,425
2014	1,259
2015	1,267
Thereafter	3,036
Total	$9,463

Rent expense for the three months and six months ended December 31, 2010 and 2009 was approximately $464,000, $752,000, $946,000 and $1,136,000, respectively.

Letters of Credit and Performance Bonds. We had $231.5 million in letters of credit and $26.6 million of performance bonds outstanding as of December 31, 2010.

Drilling Rig Commitments. We entered into a drilling rig commitment on December 21, 2010 at $55,000 per day until well completion. The commitment extends past December 31, 2010, thus, the commitment amount cannot be calculated since the well completion date is not known.

Note 15 — Fair Value of Financial Instruments

We use various methods to determine the fair values of our financial instruments and other derivatives which depend on a number of factors, including the availability of observable market data over the contractual term of the underlying instrument. For our natural gas and oil derivatives, the fair value is calculated based on directly observable market data or data available for similar instruments in similar markets. Our assessment of an instrument can change over time based on the maturity or liquidity of the instrument, which could result in a change in the classification of the instruments.  Our natural gas and oil derivatives are classified as described below:

•
Level 2 instruments’ fair values are based on pricing data representative of quoted prices for similar assets and liabilities in active markets (or identical assets and liabilities in less active markets). Included in this level are our natural gas and oil derivatives whose fair values are based on commodity pricing data obtained from independent pricing sources.

            The fair value of our financial instruments at December 31, 2010 was as follow (in thousands):

Level 2
Liabilities:
Natural Gas and Oil Derivatives	$95,094

Note 16 — Prepaid Expenses and Other Current Assets and Accrued Liabilities

Prepaid expenses and other current assets and accrued liabilities consist of the following (in thousands):

	December 31, 2010	June 30, 2010

Prepaid expenses and other current assets
Advances to joint interest partners	$14,709	$22,055
Insurance	14,475	1,635
Inventory	6,125	4,805
Royalty deposit	948	2,341
Other	500	3,643
Total prepaid expenses and other current assets	$36,757	$34,479

Accrued liabilities
Advances from joint interest partners	$415	$3,659
Employee benefits and payroll	18,017	27,014
Interest	4,160	3,855
Accrued hedge payable	13,524	9,407
Undistributed oil and gas proceeds	18,086	20,266
Other	8,918	4,582
Total accrued liabilities	$63,120	$68,783

Note 17 – Supplemental Cash Flow Information

The following represents our supplemental cash flow information (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Cash paid for interest	$40,146	$37,006	$42,276	$41,463

The following represents our non-cash investing and financing activities (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Additions to property and equipment by recognizing asset retirement obligations	$206,117	$1,311	$207,167	$1,683
Financing of insurance premiums	6,534	6,496	6,574	6,549
Conversion of preferred stock to common	(7, 884)	—	(7,884)	—
Preferred stock dividends	2,246	332	2,246	332

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

At December 31, 2010, we operated or had an interest in 447 producing wells on 130,853 net developed acres, including interests in 59 producing fields. All of our properties are located on the Gulf Coast and in the Gulf of Mexico, with approximately 90% of our proved reserves being offshore. This concentration facilitates our ability to manage the operated fields efficiently and our high number of wellbore locations provides diversification of our production and reserves. We believe operating our assets is key to our strategy; approximately 86% of our proved reserves are on properties operated by us. We have a seismic database covering approximately 3,900 square miles, primarily focused on our existing operations. This database has helped us identify at least 100 development and exploration opportunities. We believe the mature legacy fields on our acquired properties will lend themselves well to our aggressive exploitation strategy and expect to identify incremental exploration opportunities on the properties.

Outlook

Our revenue, cash flow from operations and future growth depend substantially on factors beyond our control, such as access to capital, economic, political and regulatory developments, and competition from other sources of energy. Multiple events during 2009 and 2010 involving numerous financial institutions have effectively restricted current liquidity within the capital markets throughout the United States and around the world. Despite efforts by treasury and banking regulators in the United States, Europe and other nations around the world to provide liquidity to the financial sector, capital markets currently remain constrained.  As evidenced by our recent successful equity and debt offerings, successful amendment of our revolving credit facility and recent successful equity and debt offerings by us and our peers, we believe that our access to capital has improved and we have been successful at improving our financial position to date.

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

Highlights

Ultra-Deep Shelf Exploration and Development Activity

We participate in a joint venture (the “Partnership”) led by McMoRan Exploration Company with respect to several prospects in the ultra-deep shelf in the Gulf of Mexico.  Data received to date from ultra-deep shelf drilling with respect to the Davy Jones and Blackbeard West discovery wells in the Gulf of Mexico confirm geologic modeling that correlates objective sections on the shelf below the salt weld (i.e. listric fault) in the Miocene and older age sections to those productive sections seen in deepwater discoveries by other industry participants.  In addition to Davy Jones and Blackbeard West, the Partnership has identified 15 ultra-deep shelf prospects in shallow water near existing infrastructure.  The Partnership’s ultra-deep shelf drilling plans in calendar year 2010 included the Blackbeard East and Lafitte exploratory wells and delineation drilling at Davy Jones.  Future plans also include the John Paul Jones prospect located north of Davy Jones.

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

On April 7, 2010, the Partnership commenced drilling the Davy Jones offset appraisal well (“Davy Jones #2”) on South Marsh Island Block 234, two and a half miles southwest of the discovery well. The well is currently drilling below 27,900 feet towards a proposed total depth of 29,950 feet. Davy Jones #2 is expected to test similar sections up-dip to the discovery well, as well as deeper objectives, including potential additional Wilcox and possibly Cretaceous (“Tuscaloosa”) sections.

Davy Jones involves a large ultra-deep shelf structure encompassing four lease blocks (20,000 acres). We are funding 14.1 percent of the exploratory costs to earn a 15.8 percent working interest and 12.6 percent net revenue interest in Davy Jones.  Our investment in both wells to date at Davy Jones totaled $37.0 million.

                The Blackbeard East ultra-deep shelf exploration well commenced drilling on March 8, 2010 and is drilling below 32,600 feet. The well, which is located in 80 feet of water on South Timbalier Block144, has a proposed total depth of 34,000 feet, targeting Middle and Deep Miocene objectives seen below 30,000 feet in Blackbeard West, nine miles away. We are funding 16 percent of the exploratory costs to earn an 18 percent working interest and 14.35 percent net revenue interest in Blackbeard East.  Our investment in the well to date has totaled $22.2 million.

The Lafitte ultra-deep exploration well commenced drilling on October 3, 2010 and is drilling below 19,900 feet and has a proposed total depth of 29,950 feet.  Like Blackbeard East, Lafitte will target Middle and Deep Miocene objectives. Lafitte is located on Eugene Island Block 223 in 140 feet of water.  Our investment in the well to date has totaled $6.3 million.

Information gained from the Blackbeard East and Lafitte wells will enable the partnership to consider priorities for future operations at Blackbeard West. As previously reported, the Blackbeard West ultra-deep exploratory well on South Timbalier Block 168 was drilled to 32,997 feet in 2008. Logs indicated four potential hydrocarbon bearing zones that require further evaluation, and the well was temporarily abandoned.  The Bureau of Ocean Energy Management, Regulation and Enforcement (the “BOEMRE,” formerly the Minerals Management Service) of the U.S. Department of the Interior has granted a geophysical Suspension of Operations (“SOO”) to extend the terms of Blackbeard West leases. The SOO is allowing the partnership to evaluate whether to drill deeper at Blackbeard West, drill an offset location or complete the well to test the existing zones. Our investment in the Blackbeard West well totaled $27.1 million at December 31, 2010.

We expect to have sufficient cash flow from operations to fund our current commitments related to our ultra-deep shelf exploration and development activity.

ExxonMobil Acquisition

On December 17, 2010, we closed on the purchase of certain shallow-water Gulf of Mexico shelf oil and natural gas interests from ExxonMobil for $1.01 billion in cash, subject to adjustment.  The ExxonMobil Properties:

•had estimated proved reserves as of November 30, 2010 of 49.5 MMBOE, of which 61% were oil and 68% were proved developed;

•are located in water depths of 470 feet or less;

•include 160 producing wells in nine fields;

•had average daily production of approximately 18.8 MBOED as for the three months ended September 30, 2010; and

•include approximately 180 miles of gathering lines as well as seismic data and field studies related to the properties.

The ExxonMobil Acquisition provides an opportunity to significantly increase our reserves, production volumes and drilling portfolio, while maintaining our focus on oil-weighted assets in our core area of expertise, the shallow waters of the Gulf of Mexico.  The ExxonMobil Acquisition also provides us access to infrastructure and extensive acreage, complemented by seismic data and field studies.  We intend to pursue our strategy of acquiring, exploiting and exploring the ExxonMobil Properties, which provide a portfolio of drilling and recompletion opportunities that we can pursue while we analyze the potential for higher-impact exploration prospects.  We operate approximately 94% of the ExxonMobil properties.  We are currently the third largest oil producer on the Gulf of Mexico shelf, with interests in seven of the top 11 fields on the shelf.

The core properties we acquired in the ExxonMobil Acquisition are:

•
South Timbalier 54 Field. We own a 100% working interest in the South Timbalier 54 field, which had net production for the quarter ended September 30, 2010 of 5.2 MBOED.  Net proved reserves for the field were estimated to be 59% oil at November 30, 2010.

•
West Delta 30. We own approximately 75% working interest in the West Delta 30 field, which had net production for the quarter ended September 30, 2010 of 3.8 MBOED.  Net proved reserves for the field were estimated to be 64% oil at November 30, 2010.

•
West Delta 73. We own a 100% working interest in the West Delta 73 field, which had net production for the quarter ended September 30, 2010 of 2.5 MBOED.  Net proved reserves for the field were estimated to be 71% oil at November 30, 2010.

•
Grand Isle 43. We own a 100% working interest in the West Delta Blocks 72 and 93 of Grand Isle 43 field, which had net production for the quarter ended September 30, 2010 of 2.5 MBOED.  Net proved reserves for the field were estimated to be 34% oil at November 30, 2010.

•
Grand Isle 16/18. We own a 100% working interest in the Grand Isle 16/18 field, which had net production for the quarter ended September 30, 2010 of 1.5 MBOED.  Net proved reserves for the field were estimated to be 70% oil at November 30, 2010.

Mit Acquisition

On December 22, 2009, we closed on the acquisition of certain Gulf of Mexico shelf oil and natural gas interests from MitEnergy Upstream LLC, a subsidiary of Mitsui & Co., Ltd. (the “Mit Acquisition”), for cash consideration of $276.2 million. For accounting purposes, we recorded this acquisition as effective November 20, 2009, the date that we gained control of the assets acquired and liabilities assumed. This acquisition was funded with cash on hand and net proceeds from the offering of 18,821,046 shares of our common stock and 1,100,000 shares of our 7.25% cumulative perpetual preferred stock (our 7.25% Preferred Stock”) completed on December 12, 2009.

The Mit Acquisition involves mirror-image non-operated interests in the same group of properties we purchased from Pogo Producing Company in June 2007.  These properties include 30 fields of which production is approximately 77% crude oil and 80% of which is already operated by us.  Offshore leases included in this acquisition total nearly 33,000 net acres.

Known Trends and Uncertainties

BP/Deepwater Horizon Oil Spill.  The recent explosion and sinking of the Deepwater Horizon drilling rig and resulting oil spill has created uncertainties about the impact on our future operations in the Gulf of Mexico (see “Item 1A. Risk Factors”). Increased regulation in a number of areas could disrupt, delay or prohibit future drilling programs and ultimately impact the fair value of our unevaluated properties. As of December 31, 2010, we have approximately $441 million of investments in unevaluated oil and gas properties that relate to offshore leases. If the fair value of these investments were to fall below the recorded amounts, the excess would be transferred to evaluated oil and gas properties thereby affecting the computation of amounts for depreciation, depletion and amortization and potentially our ceiling test computation. As of December 31, 2010, the computation of our ceiling test indicated a cushion of approximately $665 million.

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

Operational Information (In thousands except for unit amounts)

	Quarter Ended
	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010	Dec. 31, 2009

Operating revenues
Crude oil sales	$156,273	$118,263	$113,908	$117,932	$93,974
Natural gas sales	18,301	19,446	19,945	22,872	16,812
Hedge gain	(621)	6,291	5,538	9,323	13,720
Total revenues	173,953	144,000	139,391	150,127	124,506
Percent of operating revenues from crude oil
Prior to hedge gain	89.5%	85.9%	85.1%	83.8%	84.8%
Including hedge gain	84.2%	80.4%	78.6%	76.0%	78.8%
Operating expenses
Lease operating expense
Insurance expense	6,498	6,143	7,220	6,602	7,827
Workover and maintenance	4,105	7,618	5,269	8,452	2,678
Direct lease operating expense	34,644	30,413	28,816	25,778	24,545
Total lease operating expense	45,247	44,174	41,305	40,832	35,050
Production taxes	716	694	1,065	870	1,007
DD&A	62,922	54,077	50,556	50,761	44,972
General and administrative	15,786	18,597	13,127	14,452	14,022
Other – net	4,710	4,836	5,116	6,649	8,116
Total operating expenses	129,381	122,378	111,169	113,564	103,167
Operating income	$44,572	$21,622	$28,222	$35,563	$21,339

Sales volumes per day
Natural gas (MMcf)	53.7	48.1	48.2	48.4	40.7
Crude oil (MBbls)	20.4	17.9	17.3	17.3	14.2
Total (MBOE)	29.4	25.9	25.3	25.4	20.9
Percent of sales volumes from crude oil	69.5%	69.1%	68.3%	68.3%	67.6%

Average sales price
Natural gas per Mcf	$3.70	$4.39	$4.55	$5.25	$4.49
Hedge gain per Mcf	1.85	1.97	2.27	3.03	2.58
Total natural gas per Mcf	$5.55	$6.36	$6.82	$8.28	$7.07

Crude oil per Bbl	$83.14	$71.79	$72.42	$75.54	$72.17
Hedge gain (loss) per Bbl	(5.18)	(1.48)	(2.80)	(2.46)	3.13
Total crude oil per Bbl	$77.96	$70.31	$69.62	$73.08	$75.30

Total hedge gain per BOE	$(0.23)	$2.64	$2.40	$4.08	$7.12

Operating revenues per BOE	$64.34	$60.37	$60.50	$65.65	$64.65
Operating expenses per BOE
Lease operating expense
Insurance expense	2.40	2.58	3.13	2.89	4.06
Workover and maintenance	1.52	3.19	2.29	3.70	1.39
Direct lease operating expense	12.81	12.75	12.51	11.27	12.74
Total lease operating expense	16.73	18.52	17.93	17.86	18.19
Production taxes	0.26	0.29	0.46	0.38	0.52
DD&A	23.27	22.67	21.94	22.20	23.35
General and administrative	5.84	7.80	5.70	6.32	7.28
Other – net	1.74	2.02	2.22	2.91	4.22
Total operating expenses	47.84	51.30	48.25	49.67	53.56
Operating income per BOE	$16.50	$9.07	$12.25	$15.98	$11.09

Results of Operations

Three Months Ended December 31, 2010 Compared With the Three Months Ended December 31, 2009.

Our consolidated loss available for common stockholders for the three months ended December 31, 2010 was $11.3 million or $0.17 diluted loss per common share (“per share”) as compared to consolidated net income available for common stockholders of $16.1 million or $0.46 diluted income per share for the three months ended December 31, 2009.  The decrease is primarily due to higher other expense coupled with the induced conversion costs of the preferred stock partially offset by higher production volumes in the current fiscal year quarter.

Price and Volume Variances

	Three Months Ended			Percent	Revenue
	December 31,		Increase	Increase	Increase
	2010	2009	(Decrease)	(Decrease)	(Decrease)
					(In thousands)
Price Variance (1)
Crude oil sales prices (per Bbl)	$77.96	$75.30	$2.66	3.5%	$5,001
Natural gas sales prices (per Mcf)	5.55	7.07	(1.52)	(21.5)%	(7,513)
Total price variance					(2,512)

Volume Variance
Crude oil sales volumes (MBbls)	1,880	1,302	578	44.4%	43,488
Natural gas sales volumes (MMcf)	4,943	3,743	1,200	32.1%	8,471
BOE sales volumes (MBOE)	2,704	1,926	778	40.4%
Percent of BOE from crude oil	69.5%	67.6%
Total volume variance					51,959

Total price and volume variance					$49,447

(1)  Commodity prices include the impact of hedging activities.

Revenue Variances

	Three Months Ended December 31,
	2010	2009	Increase	Percent Increase
	(In Thousands)

Crude oil	$146,539	$98,050	$48,489	49.5%
Natural gas	27,414	26,456	958	3.6%
Total revenues	$173,953	$124,506	$49,447	39.7%

Revenues

Our consolidated revenues increased $49.4 million in the second quarter of fiscal 2011 as compared to the same period in the prior fiscal year. Higher revenues were primarily due to higher crude oil and natural gas sales volumes as a result of the ExxonMobil and Mit Acquisitions.  Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow.  Lower overall commodity prices reduced revenues by $2.5 million in the second quarter of fiscal 2011. Average natural gas prices, including a $1.84 realized gain per Mcf related to hedging activities, decreased $1.52 per Mcf during the second quarter of fiscal 2011, resulting in decreased revenues of $7.5 million. Average crude oil prices, including a $5.18 realized loss per barrel related to hedging activities, increased $2.66 per barrel in the second quarter of fiscal 2011, resulting in increased revenues of $5.0 million.  Commodity prices are affected by many factors that are outside of our control. Therefore, commodity prices we received during the second quarter of fiscal 2011 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time could result in reduced cash from operating activities, potentially causing us to expend less on our capital program.  Lower spending on our capital program could result in a reduction of the amount of production volumes we are able to produce. We cannot accurately predict future commodity prices, and cannot be certain whether these events will occur.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow.  Higher total sales volumes in the second quarter of fiscal 2011 resulted in increased revenues of $52.0 million. Crude oil sales volumes increased 6.2 MBbls per day in the second quarter of fiscal 2011, resulting in increased revenues of $43.5 million. Natural gas sales volumes increased 13.0 MMcf per day in the second quarter of fiscal 2011, resulting in increased revenues of $8.5 million.  The increase in crude oil and natural gas sales volumes in the second quarter of fiscal 2011 was primarily due to the ExxonMobil and Mit Acquisitions coupled with the success of our drilling program.

As mentioned above, depressed commodity prices over an extended period of time or other unforeseen events could occur that would result in our being unable to sustain a capital program that allows us to meet our production growth goals. However, we cannot predict whether such events will occur.

Below is a discussion of Costs and Expenses and Other (Income) Expense.

Costs and Expenses and Other (Income) Expense

	Three Months Ended December 31,
	2010		2009
	Amount	Per BOE	Amount	Per BOE	Increase (Decrease) Amount
Costs and expenses	(In Thousands, except per unit amounts)
Lease operating expense
Insurance expense	$6,498	$2.40	$7,827	$4.06	$(1,329)
Workover and maintenance	4,105	1.52	2,678	1.39	1,427
Direct lease operating expense	34,644	12.81	24,545	12.74	10,099
Total lease operating expense	45,247	16.73	35,050	18.19	10,197
Production taxes	716	0.26	1,007	0.52	(291)
DD&A	62,922	23.27	44,972	23.35	17,950
Accretion of asset retirement obligations	6,348	2.35	6,160	3.20	188
General and administrative expense	15,786	5.84	14,022	7.28	1,764
Loss (gain) on derivative financial instruments	(1,638)	(0.61)	1,956	1.02	(3,594)
Total costs and expenses	$129,381	$47.84	$103,167	$53.56	$26,214

Other (income) expense
Other (income) expense - other	$9,533	$3.53	$(27,658)	$(14.36)	$37,191
Interest expense	22,094	8.17	24,345	12.64	(2,251)
Total other (income) expense	$31,627	$11.70	$(3,313)	$(1.72)	$34,940

Costs and expenses increased $26.2 million in the second quarter of fiscal 2011.  This increase in costs and expenses was due in part to the ExxonMobil and Mit Acquisitions which increased production related expenses in the second quarter of fiscal 2011.

DD&A expense increased $18.0 million principally as a result of increased production.  Lease operating expense increased $10.2 million in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.  This increase is primarily due to higher workover and maintenance costs in the second quarter of fiscal 2011 as a result of platform maintenance coupled with higher direct lease operating expense as a result of the ExxonMobil and Mit Acquisitions partially offset by lower insurance expense.

Other (income) expense increased $34.9 million in the second quarter of fiscal 2011.  This increase was primarily due to the items discussed below.

Other expense increased $37.2 million due principally to the Bridge Loan Commitment Fees of $4.5 million and the loss on the redemption of the 16% Second Lien Notes of $5.2 million in the second quarter of fiscal 2011 as compared to the gain related to the repurchased $126 million of the New Notes in the second quarter of fiscal 2010 of $26.7 million. Interest expense decreased $2.3 million due to a decrease in borrowings.  On a per unit of production basis, interest expense decreased 35.4%, from $12.64/BOE to $8.17/BOE.

Income Tax Expense

Income tax expense decreased $6.2 million in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.  The effective income tax rate for the second quarter of fiscal 2011 decreased from the second quarter of fiscal 2010 from 33.3% to 15.5%.

Six Months Ended December 31, 2010 Compared With the Six Months Ended December 31, 2009.

Our consolidated loss available for common stockholders for the six months ended December 31, 2010 was $13.1 million or $0.23 diluted loss per common share (“per share”) as compared to consolidated net income available for common stockholders of $3.8 million or $0.13 diluted income per share for the six months ended December 31, 2009.  The decrease is primarily due to higher other expense coupled with the induced conversion costs of the preferred stock partially offset by higher production volumes in the current fiscal year.

Price and Volume Variances

	Six Months Ended			Percent	Revenue
	December 31,		Increase	Increase	Increase
	2010	2009	(Decrease)	(Decrease)	(Decrease)
					(In thousands)
Price Variance (1)
Crude oil sales prices (per Bbl)	$74.39	$74.08	$0.31	0.4%	$1,093
Natural gas sales prices (per Mcf)	5.93	6.63	(0.70)	(10.6)%	(6,560)
Total price variance					(5,467)

Volume Variance
Crude oil sales volumes (MBbls)	3,527	2,218	1,309	59.0%	96,933
Natural gas sales volumes (MMcf)	9,372	6,795	2,577	37.9%	17,074
BOE sales volumes (MBOE)	5,089	3,351	1,738	51.9%
Percent of BOE from crude oil	69.3%	66.2%
Total volume variance					114,007

Total price and volume variance					$108,540

(1)  Commodity prices include the impact of hedging activities.

Revenue Variances

	Six Months Ended December 31,
	2010	2009	Increase	Percent Increase
	(In Thousands)

Crude oil	$262,369	$164,343	$98,026	59.6%
Natural gas	55,584	45,070	10,514	23.3%
Total revenues	$317,953	$209,413	$108,540	51.8%

Revenues

Our consolidated revenues increased $108.5 million in the first six months of fiscal 2011 as compared to the same period in the prior fiscal year. Higher revenues were primarily due to higher crude oil and natural gas sales volumes as a result of the Mit Acquisition and the results of our drilling activity, partially offset by lower natural gas prices.  Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow.  Lower overall commodity prices reduced revenues by $5.5 million in the first six months of fiscal 2011. Average natural gas prices, including a $1.90 realized gain per Mcf related to hedging activities, decreased $0.70 per Mcf during the first six months of fiscal 2011, resulting in decreased revenues of $6.6 million. Average crude oil prices, including a $3.45 realized loss per barrel related to hedging activities, increased $0.31 per barrel, resulting in increased revenues of $1.1 million.  Commodity prices are affected by many factors that are outside of our control. Therefore, commodity prices we received during the first six months of fiscal 2011 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time could result in reduced cash from operating activities, potentially causing us to expend less on our capital program.  Lower spending on our capital program could result in a reduction of the amount of production volumes we are able to produce. We cannot accurately predict future commodity prices, and cannot be certain whether these events will occur.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow.  Higher total sales volumes in the first six months of fiscal 2011 resulted in increased revenues of $114.0 million. Crude oil sales volumes increased 7.1 MBbls per day in the first six months of fiscal 2011, resulting in increased revenues of $96.9 million. Natural gas sales volumes increased 14.0 MMcf per day in the first six months of fiscal 2011, resulting in increased revenues of $17.1 million.  The increase in crude oil and natural gas sales volumes in the first six months of fiscal 2011 was primarily due to the Mit Acquisition and to the success of our drilling program.

As mentioned above, depressed commodity prices over an extended period of time or other unforeseen events could occur that would result in our being unable to sustain a capital program that allows us to meet our production growth goals. However, we cannot predict whether such events will occur.

Below is a discussion of Costs and Expenses and Other (Income) Expense.

Costs and Expenses and Other (Income) Expense

	Six Months Ended December 31,
	2010		2009
	Amount	Per BOE	Amount	Per BOE	Increase (Decrease) Amount
Costs and expenses	(In Thousands, except per unit amounts)
Lease operating expense
Insurance expense	$12,641	$2.48	$13,781	$4.11	$(1,140)
Workover and maintenance	11,723	2.30	5,909	1.76	5,814
Direct lease operating expense	65,057	12.78	40,785	12.17	24,272
Total lease operating expense	89,421	17.56	60,475	18.04	28,946
Production taxes	1,410	0.28	2,282	0.68	(872)
DD&A	116,999	22.99	80,323	23.97	36,676
Accretion of asset retirement obligations	12,322	2.42	11,306	3.37	1,016
General and administrative expense	34,383	6.76	22,088	6.59	12,295
Gain on derivative financial instruments	(2,776)	(0.55)	(4,323)	(1.29)	1,547
Total costs and expenses	$251,759	$49.46	$172,151	$51.36	$79,608

Other (income) expense
Other (income) expense - other	$9,523	$1.87	$(29,644)	$(8.85)	$39,167
Interest expense	43,574	8.56	45,307	13.52	(1,733)
Total other (income) expense	$53,097	$10.43	$15,663	$4.67	$37,434

Costs and expenses increased $79.6 million in the first six months of fiscal 2011.  This increase in costs and expenses was due in part to the Mit Acquisition which increased production related expenses in the first six months of fiscal 2011 coupled with higher general and administrative expense. Below is a discussion of costs and expenses.

DD&A expense increased $36.7 million as a result of increased production which was partially offset by a lower DD&A rate. The lower DD&A rate was due in part to the addition of the lower cost Mit acquisition reserves.  The increase as a result of improved production was $41.7 million and the favorable impact of the lower DD&A rate was $5.0 million.  Lease operating expense increased $28.9 million in the first six months of fiscal 2011 compared to the first six months of fiscal 2010.  This increase is primarily due to higher workover and maintenance costs in the first six months of fiscal 2011 as a result of platform maintenance coupled with higher direct lease operating as a result of the Mit acquisition.

 General and administrative expense increased $12.3 million in the first six months of fiscal 2011 principally as a result of the higher compensation expense related to Phantom and Performance Units due to our rising common stock price partially offset by lower legal and other costs.

Other (income) expense increased $37.4 million in the first six months of fiscal 2011.  This increase was primarily due to the items discussed below.

Other expense increased $39.2 million due principally to the Bridge Loan Commitment Fees of $4.5 million and the loss on the redemption of the 16% Second Lien Notes of $5.2 million in the second quarter of fiscal 2011 as compared to the gain related to the repurchased $126 million of the New Notes in the second quarter of fiscal 2010 of $26.7 million. Interest expense decreased $1.7 million due to a decrease in borrowings.  On a per unit of production basis, interest expense decreased 36.7%, from $13.52/BOE to $8.56/BOE.

Income Tax Expense

Income tax expense decreased $15.4 million in the first six months of fiscal 2011 compared to the first six months of fiscal 2010.  The effective income tax rate for the first six months of fiscal 2011 decreased from the first six months of fiscal 2010 from 80.8% to 15.5%.

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

The December 31, 2010 principal balance of our revolving credit facility, 10% Senior Notes due 2013 (the “10% Senior Notes”) and 9.25% Senior Notes due 2017 (the “9.25% Senior Notes”) and related maturity dates are as follows:

•	Revolving credit facility - $274.0 million – Due March 2013;

•	10% Senior Notes - $276.5 million – Due June 2013;

•	9.25% Senior Notes - $750 million – Due December 2017; and

•	16% Second Lien Notes - $4.6 million face value – Redeemed January 18, 2011

The ExxonMobil Acquisition significantly increases our production volumes and future net revenues. The expected increase in cash flow may be used to fund capital expenditures, including the acquisition of reserves, producing properties or unproved properties, as well as payments of outstanding indebtedness.

During the three months ended December 31, 2010, we engaged in the following capital transactions:

Conversion of 7.25% Preferred Stock

In 2010, in five separate private transactions, we issued a total of 4,569,107 shares of our $.005 par value common stock in exchange for 482,930 shares of our 7.25% Preferred Stock. A total of 4,236,223 of these common shares were issued for the stated conversion price of 8.77192 common shares per share of 7.25% Preferred Stock, 11,033 common shares were issued for accrued and unpaid dividends from September 15, 2010 on the 7.25% Preferred Stock and 321,851 common shares were issued as an inducement for the early conversion of the 7.25% Preferred Stock.  In addition to the common stock issued, a cash payment of $1.3 million was made to induce the conversions. The total amounts paid in cash and stock related to these five transactions to induce conversion of preferred stock were $9.0 million.

On October 21, 2010, we launched an exchange offer for shares of our 7.25% Preferred Stock outstanding. The exchange offer provided for the issuance of 8.77192 shares of our unrestricted common stock per share of 7.25% Preferred Stock and a cash payment to induce the conversion. The exchange offer closed on November 19, 2010. A total of 517,970 shares of 7.25% Preferred Stock were exchanged for 4,543,583 shares of common stock and a cash payment of $10.5 million, which included accrued dividends of $1.0 million, was paid at the closing date as an inducement for conversion.

For each of the three months and six months ended December 31, 2010, we recognized $19.8 million as a reduction of equity and income available to common stockholders related to the induced conversion of 7.25% Preferred Stock. Other expenses related to the inducement are included in general and administrative expenses.

November 2010 Equity Offerings

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

Refinancing of Existing 16% Second Lien Notes

On November 9, 2010, we called for redemption of $119.7 million aggregate principal amount of our 16% Second Lien Notes at a redemption price of 110% of the principal amount, plus accrued and unpaid interest, pursuant to the terms of the indenture governing the 16% Second Lien Notes.  This redemption closed on December 9, 2010. The total payment of $140.9 million included $9.3 million of accrued interest and $12.0 million in redemption premium.

On November 29, 2010, we commenced the Tender Offer for the $222.3 million principal amount of our remaining outstanding 16% Second Lien Notes.  In December 2010, a total of $219.9 million face value of 16% Second Lien Notes were tendered. The total payment of $251.0 million included $171,513 of accrued interest and $31.0 million in redemption premium.

On December 17, 2010, we commenced a call of the remaining outstanding 16% Second Lien Notes which closed on January 18, 2011. In December 2010, we escrowed $5.4 million in funds with the trustee of the 16% Second Lien Notes which were sufficient to redeem the remaining outstanding notes.

A total of $42.9 in redemption premiums were paid related to the call and tender of the 16% Second Lien Notes at December 31, 2010.

9.25% Senior Notes

On December 17, 2010, EGC issued $750 million face value of 9.25% unsecured senior notes due December 15, 2017 at par.

Amendment to Revolving Credit Facility

On November 17, 2010, we entered into an Eighth Amendment to Amended and Restated First Lien Credit Agreement to our revolving credit facility (the “Eighth Amendment”). The Eighth Amendment modifies the First Lien Credit Agreement include the following: (a) the increase of debt incurrence provisions to allow for an incremental unsecured debt basket of up to $1.0 billion, (b) the redetermination of the borrowing base to $700 million, (c) the increase of the notional amount of the revolving credit facility to $925 million, (d) the increase of the letter of credit sublimit to $300 million, and (e) the extension of the maturity date to December 15, 2014, (March 15, 2013 if any of the 10% Senior Notes remain outstanding).

Capital Resources

Our Board of Directors has approved an initial fiscal 2011 capital budget, excluding any potential acquisitions, but including abandonment costs, of approximately $250 million.  After considering the ExxonMobil Acquisition, we intend to increase our capital budget and anticipate spending $325 million to $375 million in capital expenditures on all of our properties in the first twelve months of operations following the ExxonMobil Acquisition. We intend to fund our capital expenditure program, contractual commitments, including settlement of derivative contracts, and future acquisitions from cash on hand, cash flow from operations (including incremental cash flow from the ExxonMobil Properties) and borrowings under our credit facility. The capital budget may be revised based on our continued assessment of our prospect inventory, the ability to get regulatory approval of capital projects and expected future crude oil and natural gas prices.

Notwithstanding the continued weakness in credit markets, we believe our available liquidity will be sufficient to meet our funding requirements through December 31, 2011.  However, future cash flows are subject to a number of variables, including the level of crude oil and natural gas production and prices.  There can be no assurance that cash flow from operations or other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.  If an acquisition opportunity arises, we may also seek to access public markets to issue additional debt and/or equity securities. Cash flows from operations were used primarily to fund exploration and development expenditures during the first six months of fiscal 2011.

Net cash provided by operating activities in the first six months of fiscal 2011 was $77.5 million as compared to a use of $37.7 million in the first six months of fiscal 2010.  The increase is essentially due to the proceeds from sale of derivative instruments and improved production related activities.  Key drivers of net operating cash flows are commodity prices, production volumes and costs and expenses.  Average crude oil sales increased 59.0% in the first six months of fiscal 2011 from the same period last year. Average natural gas prices decreased 10.6% in the first six months of fiscal 2011 from the same period last year and natural gas sales increased 37.9% in the first six months of fiscal 2011 from the same period last year.   Changes in operating assets and liabilities increased $52.2 million primarily due to accounts payable and accrued liabilities and to prepaid expenses and other current assets.

Contractual Obligations

Information about contractual obligations at December 31, 2010 did not change materially, other than as disclosed  in Notes 6 and 14 to accompanying Consolidated Financial Statements, from the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2010.

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

ITEM 3.                      Quantitative and Qualitative Disclosures about Market Risk

Market-Sensitive Instruments and Risk Management

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (the “2010 Annual Report”).

We are exposed to a variety of market risks, including commodity price risk and interest rate risk.  We address these risks through a program of risk management which includes the use of derivative instruments.  The following quantitative and qualitative information is provided about financial instruments to which we are a party at December 31, 2010, and from which we may incur future gains or losses from changes in market interest rates or commodity prices.

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

Based on the December 31, 2010 published forward commodity price curves for the underlying commodities, a price increase of 10% per barrel for crude oil would decrease the fair value of our net commodity derivative asset by approximately $122.6 million.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a –15(f) and 15d –15(f) under the Exchange Act) during our quarterly period ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2010, there was a fire and explosion aboard the Deepwater Horizon drilling platform operated by BP in ultra deep water in the Gulf of Mexico. As a result of the explosion, ensuing fire and apparent failure of the blowout preventers, the rig sank and created a catastrophic oil spill that produced widespread economic, environmental and natural resource damage in the Gulf Coast region. In response to the explosion and spill, the BOEMRE issued a “Notice to Lessees”, or “NTL”, on May 30, 2010, and a revised notice on July 12, 2010, implementing a moratorium on deepwater drilling activities that effectively halted deepwater drilling of wells using subsea blowout preventers (“BOPs”) or surface BOPs on a floating facility. While the moratorium was in place, the BOEMRE issued a series of NTLs and adopted changes to its regulations to impose a variety of new measures intended to help prevent a similar disaster in the future. The moratorium was lifted on October 12, 2010, but offshore operators must now comply with strict new safety and operating requirements. For example, before being allowed to resume drilling in deepwater, outer continental shelf operators must certify compliance with all applicable operating regulations found in 30 C.F.R. Part 250, including those rules recently placed into effect, such as rules relating to well casing and cementing, BOPs, safety certification, emergency response, and worker training. Operators also must demonstrate the availability of adequate spill response and blowout containment resources. Notwithstanding the lifting of the moratorium, the BOEMRE has issued very few permits for the drilling of new wells in the Gulf of Mexico.  Due to the very slow pace of permit review and approval by the BOEMRE since the moratorium was lifted, various industry sources have determined that the BOEMRE may take six months or longer to approve drilling permit applications that were previously approved in less than 30 days.  We anticipate that there will continue to be delays in the resumption of drilling-related activities, including further delays in the issuance of drilling permits, as the BOEMRE’s various regulatory initiatives are fully implemented.  These delays may prevent us from developing and exploiting our reserves including those acquired in the ExxonMobil Acquisition and the Mit Acquisition, as quickly as we have been able to do so in the past.

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

In addition to the new requirements recently imposed by the BOEMRE, there have been a variety of proposals to change existing laws and regulations that could affect our operations and cause us to incur substantial costs. Implementation of any one or more of the various proposed changes could materially adversely affect operations in the Gulf of Mexico by raising operating costs, increasing insurance premiums, delaying drilling operations and increasing regulatory burdens, and, further, could lead to a wide variety of other unforeseeable consequences that make operations in the Gulf of Mexico and other offshore waters more difficult, more time consuming, and more costly. For example, Congress is currently considering a variety of amendments to the Oil Pollution Act of 1990, or “OPA”, in response to the Deepwater Horizon incident. OPA and regulations adopted pursuant to OPA impose a variety of requirements related to the prevention of and response to oil spills into waters of the United States, including the outer continental shelf waters where we have substantial operations. OPA subjects operators of offshore leases and owners and operators of oil handling facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from an oil spill, including, but not limited to, the costs of responding to a spill, natural resource damages and economic damages suffered by persons adversely affected by the spill. OPA also requires owners and operators of offshore oil production facilities to establish and maintain evidence of financial responsibility to cover costs that could be incurred in responding to an oil spill. OPA currently requires a minimum financial responsibility demonstration of $35 million for companies operating in offshore waters, although the Secretary of Interior may increase this amount up to $150 million in certain situations. Legislation has been proposed in Congress to amend OPA to increase the minimum level of financial responsibility to $300 million. If OPA is amended to increase the minimum level of financial responsibility to $300 million, we may experience difficulty in providing financial assurances sufficient to comply with this requirement. If we are unable to provide the level of financial assurance required by OPA, we may be forced to sell our properties or operations located in offshore waters or enter into partnerships with other companies that can meet the increased financial responsibility requirement, and any such developments could have an adverse effect on the value of our offshore assets and the results of our operations. We cannot predict at this time whether OPA will be amended or whether the level of financial responsibility required for companies operating in offshore waters will be increased.

ITEM 6.                      Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

2.1
Purchase and Sale Agreement dated November 19, 2010, among Energy XXI GOM, LLC, Exxon Mobil Corporation, Mobil Oil Exploration & Producing Southeast Inc., ExxonMobil Pipeline Company and Mobil Eugene Island Pipeline Company.

2.1 to the Company’s Current Report on Form 8-K filed on November 22, 2010 with the SEC (File/Film No. 001-33628/101209682)
4.1	Certificate of Designations of 5.625% Convertible Perpetual Preferred Stock of Energy XXI (Bermuda) Limited	3.1 to the Company’s Current Report on Form 8-K filed on November 3, 2010 with the SEC (File/Film No. 001-33628/ 101160431)
4.2	Indenture dated as of December 17, 2010 among Energy XXI Gulf Coast, Inc., Energy XXI (Bermuda) Limited and the other Guarantors named therein and Wells Fargo Bank, National Association, as trustee	4.1 to the Company’s Current Report on Form 8-K filed on December 22, 2010 with the SEC (File/Film No. 001-33628/ 101160431)
4.3
Registration Rights Agreement dated as of December 17, 2010 among Energy XXI Gulf Coast, Inc., Energy XXI (Bermuda) Limited and the other Guarantors named therein and the Initial Purchasers named therein

4.2 to the Company’s Current Report on Form 8-K filed on December 22, 2010 with the SEC (File/Film No. 001-33628/ 101160431)
10.1	Separation Agreement dated August 17, 2010	10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2010 with the SEC (File/Film No. 001-33628/ 101031076)
10.2	Seventh Amendment to the Amended and Restated First Lien Credit Agreement	10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2010 with the SEC (File/Film No. 001-33628/ 101127499)
10.3	Eighth Amendment to the Amended and Restated First Lien Credit Agreement	10.1 to the Company’s Current Report on Form 8-K filed on November 23, 2010 with the SEC (File/Film No. 001-33628/101211476)
10.4
Underwriting Agreement, dated October 28, 2010, by and among Energy XXI (Bermuda) Limited, UBS Securities LLC and Credit Suisse Securities (USA) LLC, as representatives of the several underwriters named therein
1.1 to the Company’s Current Report on Form 8-K filed on November 3, 2010 with the SEC (File/Film No. 001-33628/ 101160431)
10.5	Underwriting Agreement, dated October 28, 2010, by and among Energy XXI (Bermuda) Limited, UBS Securities LLC, BNP Paribas Securities Corp. and RBS Securities Inc.	1.2 to the Company’s Current Report on Form 8-K filed on November 3, 2010 with the SEC (File/Film No. 001-33628/ 101160431)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Energy XXI (Bermuda) Limited has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY XXI (BERMUDA) LIMITED

By:	/S/ DAVID WEST GRIFFIN
David West Griffin
Duly Authorized Officer and Chief Financial Officer

By:	/S/ HUGH A. MENOWN
Hugh A. Menown
Duly Authorized Officer and Senior Vice President, Chief Accounting Officer and Chief Information Officer

Date:   February 4, 2011

EXHIBIT INDEX

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

2.1
Purchase and Sale Agreement dated November 19, 2010, among Energy XXI GOM, LLC, Exxon Mobil Corporation, Mobil Oil Exploration & Producing Southeast Inc., ExxonMobil Pipeline Company and Mobil Eugene Island Pipeline Company.

2.1 to the Company’s Current Report on Form 8-K filed on November 22, 2010 with the SEC (File/Film No. 001-33628/101209682)
4.1	Certificate of Designations of 5.625% Convertible Perpetual Preferred Stock of Energy XXI (Bermuda) Limited	3.1 to the Company’s Current Report on Form 8-K filed on November 3, 2010 with the SEC (File/Film No. 001-33628/ 101160431)
4.2	Indenture dated as of December 17, 2010 among Energy XXI Gulf Coast, Inc., Energy XXI (Bermuda) Limited and the other Guarantors named therein and Wells Fargo Bank, National Association, as trustee	4.1 to the Company’s Current Report on Form 8-K filed on December 22, 2010 with the SEC (File/Film No. 001-33628/ 101160431)
4.3
Registration Rights Agreement dated as of December 17, 2010 among Energy XXI Gulf Coast, Inc., Energy XXI (Bermuda) Limited and the other Guarantors named therein and the Initial Purchasers named therein

4.2 to the Company’s Current Report on Form 8-K filed on December 22, 2010 with the SEC (File/Film No. 001-33628/ 101160431)
10.1	Separation Agreement dated August 17, 2010	10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2010 with the SEC (File/Film No. 001-33628/ 101031076)
10.2	Seventh Amendment to the Amended and Restated First Lien Credit Agreement	10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2010 with the SEC (File/Film No. 001-33628/ 101127499)
10.3	Eighth Amendment to the Amended and Restated First Lien Credit Agreement	10.1 to the Company’s Current Report on Form 8-K filed on November 23, 2010 with the SEC (File/Film No. 001-33628/101211476)
10.4
Underwriting Agreement, dated October 28, 2010, by and among Energy XXI (Bermuda) Limited, UBS Securities LLC and Credit Suisse Securities (USA) LLC, as representatives of the several underwriters named therein

1.1 to the Company’s Current Report on Form 8-K filed on November 3, 2010 with the SEC (File/Film No. 001-33628/ 101160431)
10.5	Underwriting Agreement, dated October 28, 2010, by and among Energy XXI (Bermuda) Limited, UBS Securities LLC, BNP Paribas Securities Corp. and RBS Securities Inc.	1.2 to the Company’s Current Report on Form 8-K filed on November 3, 2010 with the SEC (File/Film No. 001-33628/ 101160431)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith