Form 10-Q
period 2011-03-31
ENERGY XXI (BERMUDA) LTD
filed 2011-04-28
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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
Yes ☐ No  ☑

As of April 28, 2011, there were 74,259,235 shares outstanding of the registrant’s common stock, par value $0.005 per share.

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

Developed oil and gas reserves are reserves of any category that can be expected to be recovered: (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well, is acreage that is allocated or assignable to producing wells or wells capable of production.  For a complete definition of developed oil and gas reserves, refer to Rule 4-10(a)-(6) of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).

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

Natural gas is converted into one BOE based on 6 Mcf of gas to one barrel of oil.

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

Seismic is an exploration method of sending energy waves or sound waves into the earth and recording the wave reflections to indicate the type, size, shape and depth of subsurface rock formation.  2-D seismic provides two-dimensional information and 3-D seismic provides three-dimensional pictures.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)
	March 31,	June 30,
	2011	2010
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$33,106	$14,224
Accounts receivable
Oil and natural gas sales	125,908	68,675
Joint interest billings	5,943	4,388
Insurance and other	2,839	4,471
Prepaid expenses and other current assets	26,040	34,479
Derivative financial instruments	1,265	19,757
Total Current Assets	195,101	145,994

Property and Equipment, net of accumulated depreciation, depletion and amortization
Oil and natural gas properties - full cost method of accounting, including $451.4 million and $144.3 million unevaluated properties at March 31, 2011 and June 30, 2010, respectively	2,594,970	1,378,222
Other property and equipment	8,364	8,028
Total Property and Equipment	2,603,334	1,386,250
Other Assets
Derivative financial instruments	2,655	14,610
Deferred income taxes	51,402	—
Debt issuance costs, net of accumulated amortization and other assets	36,959	19,637
Total Other Assets	91,016	34,247
Total Assets	$2,889,451	$1,566,491
LIABILITIES
Current Liabilities
Accounts payable	$118,200	$87,103
Accrued liabilities	101,348	68,783
Asset retirement obligations	30,919	35,154
Derivative financial instruments	123,355	1,701
Current maturities of long-term debt	2,709	2,518
Total Current Liabilities	376,531	195,259
Long-term debt, less current maturities	1,228,094	772,082
Deferred income taxes	—	37,215
Asset retirement obligations, net of current portion	310,081	124,123
Derivative financial instruments	128,606	511
Other liabilities	8,207	740
Total Liabilities	2,051,519	1,129,930
Commitments and Contingencies (Note 14)
Stockholders’ Equity
7.25 % Preferred stock, $0.01 par value, 2,500,000 shares authorized and 96,500 and 1,100,000 shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively.	1	11
5.625 % Preferred stock, $0.001 par value, 2,500,000 shares authorized and 1,150,000 and -0- shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively.	1	—
Common stock, $0.005 par value, 200,000,000 shares authorized and 74,269,851 and 50,819,109 shares issued and 74,269,198 and 50,636,719 shares outstanding at March 31, 2011 and June 30, 2010, respectively	371	254
Additional paid-in capital	1,474,122	901,457
Accumulated deficit	(491,967)	(492,867)
Accumulated other comprehensive income (loss), net of income tax expense (benefit)	(144,596)	27,706
Total Stockholders’ Equity	837,932	436,561
Total Liabilities and Stockholders’ Equity	$2,889,451	$1,566,491

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Revenues
Oil sales	$216,711	$114,095	$479,080	$278,438
Natural gas sales	41,925	36,032	97,509	81,102
Total Revenues	258,636	150,127	576,589	359,540

Costs and Expenses
Lease operating expense	70,066	40,832	159,487	101,307
Production taxes	721	870	2,131	3,152
Depreciation, depletion and amortization	91,301	50,761	208,300	131,084
Accretion of asset retirement obligations	9,907	6,335	22,229	17,641
General and administrative expense	23,155	14,452	57,538	36,540
Loss (gain) on derivative financial instruments	(619)	314	(3,395)	(4,009)
Total Costs and Expenses	194,531	113,564	446,290	285,715

Operating Income	64,105	36,563	130,299	73,825

Other Income (Expense)
Bridge loan commitment fees	—	—	(4,500)	—
Loss on retirement of debt	(12,199)	—	(17,383)	—
Other income	15	13	176	29,657
Interest expense	(31,418)	(21,837)	(74,992)	(67,144)
Total Other Income (Expense)	(43,602)	(21,824)	(96,699)	(37,487)

Income Before Income Taxes	20,503	14,739	33,600	36,338

Income Tax Expense	2,132	3,651	4,162	21,104

Net Income	18,371	11,088	29,438	15,234
Induced Conversion of Preferred Stock	44	—	19,840	—
Preferred Stock Dividends	4,278	1,994	8,698	2,326
Net Income Attributable to Common Stockholders	$14,049	$9,094	$900	$12,908

Net Income Per Share Attributable to Common Stockholders
Basic	$0.19	$0.18	$0.01	$0.34
Diluted	$0.19	$0.18	$0.01	$0.34

Weighted Average Number of Common Shares Outstanding
Basic	74,221	50,713	63,490	37,790
Diluted	74,421	60,730	63,732	38,126

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Cash Flows From Operating Activities
Net income	$18,371	$11,088	$29,438	$15,234
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation, depletion and amortization	91,301	50,761	208,300	131,084
Deferred income tax expense	2,132	3,651	4,162	21,104
Change in derivative financial instruments
Proceeds from sale of derivative instruments	—	5,000	42,577	5,000
Other – net	(9,773)	(8,577)	(25,987)	(25,692)
Accretion of asset retirement obligations	9,907	6,335	22,229	17,641
Amortization of deferred gain on debt and debt discount and premium	(389)	(2,748)	(43,521)	(33,615)
Amortization and write-off of debt issuance costs	6,568	1,584	10,822	6,043
Stock-based compensation	946	839	3,126	2,580
Payment of interest in-kind	—	—	2,225	—
Changes in operating assets and liabilities
Accounts receivable	(14,732)	17,242	(54,703)	(21,143)
Prepaid expenses and other current assets	10,717	6,218	8,439	(14,967)
Settlement of asset retirement obligations	(19,537)	(16,374)	(54,155)	(58,823)
Accounts payable and accrued liabilities	50,744	29,092	70,756	35,994
Net Cash Provided by Operating Activities	146,255	104,111	223,708	80,440

Cash Flows from Investing Activities
Acquisitions	(9,113)	(846)	(1,022,124)	(275,364)
Capital expenditures	(61,571)	(36,827)	(190,196)	(98,689)
Insurance payments received	—	807	—	53,985
Transfer to restricted cash	—	—	—	(2,160)
Proceeds from the sale of properties	75	—	475	—
Other	(52)	(40)	31	94
Net Cash Used in Investing Activities	(70,661)	(36,906)	(1,211,814)	(322,134)

Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	1,187	—	562,090	294,468
Conversion of preferred stock to common	(44)	—	(11,956)	—
Dividends to shareholders	(6,153)	(1,994)	(8,326)	(1,994)
Proceeds from long-term debt	378,526	22,687	1,538,526	98,525
Payments on long-term debt	(458,084)	(82,582)	(1,044,851)	(206,025)
Payments for debt issuance costs and other	2,089	(10,469)	(28,495)	(14,088)
Net Cash Provided by (Used in) Financing Activities	(82,479)	(72,358)	1,006,988	170,886

Net Increase (Decrease) in Cash and Cash Equivalents	(6,885)	(5,153)	18,882	(70,808)

Cash and Cash Equivalents, beginning of period	39,991	23,270	14,224	88,925

Cash and Cash Equivalents, end of period	$33,106	$18,117	$33,106	$18,117

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

References in this report to “us,” “we,” “our,” “the Company,” or “Energy XXI” are to Energy XXI (Bermuda) Limited and its wholly-owned subsidiaries, including Energy XXI (US Holdings) Limited (“Energy XXI Holdings”), Energy XXI Insurance Limited (“EXXI Insurance” and, together with Energy XXI (Bermuda) Limited and Energy XXI Holdings, our “Bermuda Companies”), Energy XXI, Inc. (“EXXI Corp.”), Energy XXI USA, Inc. (“EXXI USA”), Energy XXI GOM, LLC (“GOM”), Energy XXI Gulf Coast, Inc. (“EGC”), Energy XXI Services, LLC (“EXXI Services”), Energy XXI Texas Onshore, LLC (“Texas Onshore”), Energy XXI Pipeline, LLC (“EXXI Pipeline”) and Energy XXI Onshore, LLC (“Onshore” and, together with EXXI Corp., EXXI USA, GOM, EGC, EXXI Services, EXXI Pipeline and Texas Onshore, our  “U.S. Companies”).

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

Updates to Oil and Gas Accounting Rules. In January 2010, the FASB issued its updates to oil and gas accounting rules to align the oil and gas reserve estimation and disclosure requirements of Extractive Industries—Oil and Gas with the requirements in the SEC’s final rule, Modernization of the Oil and Gas Reporting Requirements, which was issued on December 31, 2008. We adopted the new rules effective June 30, 2010. The new rules are applied prospectively as a change in estimate.  Adoption of these requirements did not significantly impact our reported reserves or our consolidated financial statements.

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

Revenues and expenses related to the ExxonMobil properties for the third quarter ended March 31, 2011 and from the closing date (December 17, 2010) to March 31, 2011 are included in the March 31, 2011 results of operations.

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

The following table presents the preliminary purchase price allocation to the assets acquired and liabilities assumed, based on their fair values on December 17, 2010 (in thousands):

Oil and natural gas properties– evaluated	$935,801
Oil and natural gas properties– unevaluated	289,711
Net working capital	101
Asset retirement obligations	(204,512)
Cash paid	$1,021,101

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

The following amounts of the ExxonMobil Properties’ revenue and earnings included in our consolidated statement of operations for the three and nine months ended March 31, 2011 (in thousands).

	Revenue	Earnings (1)

ExxonMobil Acquisition properties from January 1, 2011 through March 31, 2011	$99,388	$71,548

ExxonMobil Acquisition properties from December 17, 2010 through March 31, 2011	$117,395	$84,915

(1)	Earnings includes revenue less production costs.

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

The Mit Acquisition involved mirror-image non-operated interests in the same group of properties we purchased from Pogo Producing Company in June 2007.  These properties include 30 fields of which production is approximately 77% crude oil and 80% of which was already operated by us.  Offshore leases included in this acquisition total nearly 33,000 net acres.

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

ExxonMobil and Mit Pro Forma Information

The summarized unaudited pro forma financial information for the nine months ended March 31, 2011 and 2010, respectively, assumes that the ExxonMobil and Mit Acquisitions had occurred on July 1, 2009. These unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of the results that would have occurred if we had completed the acquisitions as of July 1, 2009 or the results that will be attained in the future (in thousands).

	Revenue	Earnings (1)

Supplemental pro forma for July 1, 2010 through March 31, 2011	$748,323	$541,566

Supplemental pro forma for July 1, 2009 through March 31, 2010	$717,094	$513,874

(1)	Earnings includes revenue less production costs.

Note 5 – Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31, 2011	June 30, 2010
Oil and gas properties
Proved properties	$3,791,359	$2,675,308
Less: Accumulated depreciation, depletion and amortization	1,647,744	1,441,396
Proved properties—net	2,143,615	1,233,912
Unproved properties	451,355	144,310
Oil and gas properties—net	2,594,970	1,378,222

Other property and equipment	17,843	15,641
Less: Accumulated depreciation	9,479	7,613
Other property and equipment—net	8,364	8,028
Total property and equipment	$2,603,334	$1,386,250

Note 6 – Long-term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2011	June 30, 2010

Revolving credit facility	$119,527	$109,457
9.25% Senior Notes due 2017	750,000	—
7.75% Senior Notes due 2019	250,000	—
10% Senior Notes due 2013	106,338	276,500
16% Second Lien Notes due 2014 (Exchange Offer)	—	341,319
16% Second Lien Notes due 2014 (Private Placement)	—	44,210
Total 16% Second Lien Notes due 2014	—	385,529
Put premium financing	4,222	2,317
Capital lease obligation	716	797
Total debt	1,230,803	774,600
Less current maturities	2,709	2,518
Total long-term debt	$1,228,094	$772,082

Maturities of long-term debt as of March 31, 2011 are as follows (in thousands):

Twelve Months Ending March 31,

2012	$2,709
2013	121,573
2014	106,521
2015	—
2016	—
Thereafter	1,000,000
Total	$1,230,803

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

As of March 31, 2011, we are in compliance with all covenants.

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

The 9.25% Senior Notes are guaranteed by us and each of EGC’s existing and future material domestic subsidiaries. We have the right to redeem the 9.25% Senior Notes under various circumstances and are required to make an offer to repurchase the 9.25% Senior Notes upon a change of control and from the net proceeds of asset sales under specified circumstances each of which as defined in the indenture governing the 9.25% Senior Notes.

We believe that the fair value of the $750 million of 9.25% Senior Notes outstanding as of March 31, 2011 was $806.0 million.

We are obligated to file a registration statement with the SEC to exchange these notes for new freely tradable notes having substantially identical terms within 270 days of the December 17, 2010 issue date and use reasonable efforts to have the registration statement declared effective within that time.  Under certain circumstances, we may be required to pay additional cash interest beginning at 0.25% escalating to a maximum of 1% if the registration of the notes does not occur.  The registration statement was filed on March 11,2011.

Guarantee of 9.25% Notes Issued by EGC

Our indirect, wholly-owned subsidiary, EGC, is the issuer of the 9.25% Notes which are fully and unconditionally guaranteed by us. We and our subsidiaries, other than EGC, have no significant independent assets or operations. EGC is prohibited from paying dividends to us except that EGC may make a one-time payment to us of up to $25 million for the purpose of paying premiums or other payments associated with the early conversion of our 7.25% preferred stock and EGC may make payments of up to $9 million in any calendar year, subject to certain terms and conditions, so that we may pay dividends on our outstanding preferred stock.

7.75% Senior Notes

On February 25, 2011, EGC issued $250 million face value of 7.75%, unsecured senior notes due June 15, 2019 at par (the 7.75% Senior Notes). The 7.75% Senior Notes are callable at 103.875% starting June 15, 2015, with such premium declining to zero on June 15, 2017. The 7.75% Senior Notes also provide for the redemption of up to 35% of the 7.75% Senior Notes outstanding at 107.75% prior to June 15, 2014 with the proceeds from any equity raised.  We incurred underwriting and direct offering costs of $3.1 million which have been capitalized and will be amortized over the life of the notes.

The 7.75% Senior Notes are guaranteed by us and each of EGC’s existing and future material domestic subsidiaries. We have the right to redeem the 7.75% Senior Notes under various circumstances and are required to make an offer to repurchase the 7.75% Senior Notes upon a change of control and from the net proceeds of asset sales under specified circumstances each of which as defined in the indenture governing the 7.75% Senior Notes.

We believe that the fair value of the $250 million of 7.75% Senior Notes outstanding as of March 31, 2011 was $249.7 million.

We are obligated to file a registration statement with the SEC to exchange these notes for new freely tradable notes having substantially identical terms within 270 days of the February 25, 2011 issue date and use reasonable efforts to have the registration statement declared effective within that time.  Under certain circumstances, we may be required to pay additional cash interest beginning at 0.25% escalating to a maximum of 1% if the registration of the notes does not occur. The registration statement was filed on March 21, 2011.

Guarantee of 7.75% Notes Issued by EGC

Our indirect, wholly-owned subsidiary, EGC, is the issuer of the 7.75% Notes which are fully and unconditionally guaranteed by us. We and our subsidiaries, other than EGC, have no significant independent assets or operations. EGC is prohibited from paying dividends to us except that EGC may make a one-time payment to us of up to $25 million for the purpose of paying premiums or other payments associated with the early conversion of our 7.25% preferred stock and EGC may make payments of up to $9 million in any calendar year, subject to certain terms and conditions, so that we may pay dividends on our outstanding preferred stock.

10% Senior Notes

On June 8, 2007, we completed a private offering of $750 million aggregate principal amount of EGC’s 10% Senior Notes due 2013 (the “Old 10% Notes”).  On October 16, 2007, we exchanged all of the then issued and outstanding Old 10% Notes for $750 million aggregate principal amount of newly issued 10% Senior Notes due 2013 (the “New Senior Notes”) which had been registered under the Securities Act of 1933, as amended (the “Securities Act”), and contained substantially the same terms as the Old 10% Notes.  We did not receive any cash proceeds from the exchange of the Old 10% Notes for the New Senior Notes.

The New 10% Notes are guaranteed by us and each of EGC’s existing and future material domestic subsidiaries. We have the right to redeem the New 10% Notes under various circumstances and are required to make an offer to repurchase the New 10% Notes upon a change of control and from the net proceeds of asset sales under specified circumstances each of which as defined in the indenture governing the New 10% Notes.

We previously purchased a total of $126.0 million aggregate principal amount of the New 10% Notes at a cost of $90.9 million, plus accrued interest of $3.3 million for a total cost of $94.2 million, reflecting a total gain of $35.1 million pre-tax.  As discussed below, on November 12, 2009, we issued $278 million aggregate principal amount of 16% Second Lien Junior Secured Notes due 2014 (“Second Lien Notes”), in exchange for $347.5 million aggregate principal amount of New 10% Notes. In conjunction with the exchange, we contributed $126 million face value of New 10% Notes which we had previously purchased to EGC, who subsequently retired them.

On December 17, 2010, we called $47.6 million face value of the New 10% at 105% of par plus accrued interest. This transaction closed on January 18, 2011. The $2.38 million difference between the call price and the $47.6 million carrying value of the 10% Second Lien notes was charged to loss on retirement of the New 10%  notes in the March 31, 2011 quarter.

On February 10, 2011, we offered to purchase for cash (the “Tender Offer”), any and all remaining outstanding New 10% Notes at $1,050 per $1,000 principal amount of New 10% Notes (if tendered on or before February 24, 2011) or at $1,020 per $1,000 principal amount of New 10% Notes if tendered after February 24, 2011 but on or before March 10, 2011. A total of $122.3 million face amount of New 10% Notes were tendered by the February 24, 2011 date and an additional $311,130 face value of New 10% Notes were tendered subsequent to February 24, 2011 but on or before March 10, 2011.

On April 18, 2011, we called the remaining $106.3 million of our New 10% Notes. The call price is 102.5% of par and is expected to close on June 15, 2011.

We believe that the fair value of the $106.3 million of New 10% Notes outstanding as of March 31, 2011 was $110.9 million.

 Guarantee of New 10% Notes Issued by EGC

Our indirect, wholly-owned subsidiary, EGC, is the issuer of the New 10% Notes which are fully and unconditionally guaranteed by us. We and our subsidiaries, other than EGC, have no significant independent assets or operations. EGC is prohibited from paying dividends to us except that EGC may make a one-time payment to us of up to $25 million for the purpose of paying premiums or other payments associated with the early conversion of our 7.25% preferred stock and EGC may make payments of up to $9 million in any calendar year, subject to certain terms and conditions, so that we may pay dividends on our outstanding preferred stock.

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

A total of $42.9 million in redemption premiums were paid related to the call and tender of the 16% Second Lien Notes at December 31, 2010.

A summary of the loss on the call and tender offers related to our 16% Second Lien Notes and 10% Senior Notes follows (in thousands):

	Three Months Ended March 31, 2011	Nine Months Ended March 31, 2011
16%Second Lien Notes:
Redemption premium paid	$598	$43,512
Write-off of unamortized premium	(537)	(53,134)
Write-off of unamortized discount	157	14,618
Write-off of unamortized debt issue costs	4	410
Total	222	5,406

10% Senior Notes:
Redemption premium paid	8,493	8,493
Write-off of unamortized debt issue costs	3,484	3,484
Total	11,977	11,977

Total	$12,199	$17,383

Put Premium Financing

We finance puts that we purchase with our hedge providers. Substantially all of our hedges are done with members of our bank groups. Put financing is accounted for as debt and this indebtedness is pari pasu with borrowings under the revolving credit facility. The hedge financing is structured to mature when the put settles so that we realize the value net of hedge financing. As of March 31, 2011 and June 30, 2010, our outstanding hedge financing totaled $4.2 million and $2.3 million, respectively.

Interest Expense

For the three months and nine months ended March 31, 2011 and 2010, interest expense consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Revolving credit facility	$4,243	$2,432	$7,140	$8,541
9.25% Senior Notes due 2017	17,344	—	19,849	—
7.75% Senior Notes due 2019	1,776	—	1,776	—
10% Senior Notes due 2013	4,770	6,818	18,595	33,487
16% Second Lien Notes due 2014	—	13,521	24,967	20,732
Amortization of debt issue cost - Revolving credit facility	2,174	965	4,699	1,869
Amortization of debt issue cost - 10% Senior Notes due 2013	314	589	1,492	1,933
Amortization of debt issue cost - 16% Second Lien Notes due 2014	—	29	54	43
Amortization of debt issue cost – 9.25% Senior Notes due 2017	552	—	644	—
Amortization of debt issue cost – 7.25% Senior Notes due 2017	45	—	45	—
Premium amortization - 16% Second Lien Notes due 2014 (Exchange Offer)	—	1,042	1,894	1,563
Discount amortization - 16% Second Lien Notes due 2014 (Private Placement)	—	(3,791)	(6,889)	(5,686)
Write-off of debt issue costs - Retirement of $126 million in bonds	—	—	—	1,750
Write-off of debt issue costs – Reduction in revolving credit facility	—	—	—	447
Put premium financing and other	200	232	726	2,465
	$31,418	$21,837	$74,992	$67,144

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

Note 7 – Note Payable

In July 2010, we entered into a note to finance a portion of our insurance premiums.  The note is for a total face amount of $19.6 million and bears interest at an annual rate of 2.48%.  The note amortized over nine months and there is no remaining balance at March 31, 2011.

Note 8 – Asset Retirement Obligations

The following table describes the changes to our asset retirement obligations (in thousands):

Balance at June 30, 2010	$159,277
Liabilities acquired	204,512
Liabilities incurred	9,137
Liabilities settled	(54,155)
Accretion expense	22,229
Total balance at March 31, 2011	341,000
Less current portion	30,919
Long-term balance at March 31, 2011	$310,081

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

Cash settlements, net of the amortization of purchased put premiums on effective cash flow hedges for the three months ended March 31, 2011 resulted in a decrease in crude oil and natural gas sales in the amount of $6.6 million. For the three months ended March 31, 2011, we recognized a gain of approximately $0.2 million related to the net price ineffectiveness of our hedged crude oil and natural gas contracts and an unrealized gain of approximately $0.4 million, respectively, on derivative financial transactions that did not qualify for hedge accounting.

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

Cash settlements, net of the amortization of purchased put premiums on effective cash flow hedges for the nine months ended March 31, 2011 resulted in a loss in crude oil and natural gas sales in the amount of $1.0 million. For the nine months ended March 31, 2011, we recognized a loss of approximately $0.1 million related to the net price ineffectiveness of our hedged crude oil and natural gas contracts and a realized gain of approximately $3.2 million and an unrealized gain of approximately $0.3 million, respectively, on derivative financial transactions that did not qualify for hedge accounting.

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

In March 2009, February 2010, September 2010 and October 2010, we monetized certain hedge positions and received cash proceeds of $66.5 million, $5.0 million, $34.1 million and $8.5 million, respectively. These amounts are carried in stockholders’ equity as part of other comprehensive income and will be recognized in income over the contract life of the underlying hedge contracts. Crude oil and natural gas sales were increased by $9.2 million and $10.4 million for three months ended March 31, 2011 and 2010, respectively, and were increased by $30.0 million and $33.4 million for nine months ended March 31, 2011 and 2010, respectively, related to these monetized hedges and, as a result of the future amortization of these hedges, crude oil and natural gas sales will be increased as follows (in thousands):

Quarter Ended
June 30, 2011	$9,352
September 30, 2011	8,875
December 31, 2011	7,501
March 31, 2012	1,721
Thereafter	5,973
$33,422

As of March 31, 2011, we had the following contracts outstanding (Asset (Liability) and Fair Value Gain (Loss) in thousands):

	Crude Oil				Natural Gas
	Volume (MBbls)	Contract Price (1)	Total		Volume (MMMBtus)	Contract Price (1)	Total		Total
Period			Liability	Fair Value Gain			Asset (Liability)	Fair Value Gain (Loss)	Asset (Liability)	Fair Value Gain (Loss)(2)

Put Spreads
4/11-3/12	1,271	$60.00/$75.00	$(3,781)	$ 5,561					$(3,781)	$5,561
4/12-3/13	853	60.00/75.00	(583)	2,464					(583)	2,464
			(4,364)	8,025					(4,364)	8,025

Puts
4/11-3/12	137	71.67	(15)	298					(15)	298

Swaps
4/11-3/12	3,919	86.24	(84,252)	54,498			$459	$(395)	(83,793)	54,103
4/12-3/13	3,273	89.21	(52,760)	34,294					(52,760)	34,294
4/13-12/13	2,008	94.24	(12,937)	8,409					(12,937)	8,409
			(149,949)	97,201			459	(395)	(149,490)	96,806
Collars
4/11-3/12	2,952	73.85/99.16	(35,835)	23,293	3,660	$4.50/$5.35	280	(183)	(35,555)	23,110
4/12-3/13	3,250	75.82/102.26	(39,011)	25,357	2,750	4.50/5.35	(395)	256	(39,406)	25,613
4/13-12/13	2,920	80.78/106.79	(17,959)	11,673					(17,959)	11,673
			(92,805)	60,323			(115)	73	(92,920)	60,396
Three-Way Collars
4/11-3/12					5,180	3.91/4.94/5.72	1,066	(693)	1,066	(693)
4/12-3/13					7,300	4.10/4.90/5.78	(725)	471	(725)	471
4/13-12/13					7,300	4.10/4.90/5.78	(1,593)	1,035	(1,593)	1,035
							(1,252)	813	(1,252)	813

Total Gain (Loss) on Derivatives			$ (247,133)	$165,847			$(908)	$491	$(248,041)	$166,338

 (1)  The contract price is weighted-averaged by contract volume.
(2) The gain (loss) on derivative contracts is net of applicable income taxes and includes only those contracts that have been designated as hedges.

The following table quantifies the fair values, on a gross basis, of all our derivative contracts and identifies its balance sheet location as of March 31, 2011 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Commodity Contracts	Derivative financial instruments		Derivative financial instruments
	Current	$2,080	Current	$124,665
	Non-current	1,689	Non-current	127,640
		3,769		252,305
Derivatives not designated as hedging instruments
Commodity Contracts	Derivative financial instruments		Derivative financial instruments
	Current	496	Current	1
Total derivatives		$4,265		$252,306

The following table quantifies the fair values, on a gross basis, the effect of derivatives on our financial performance and cash f lows for the nine months ended March 31, 2011 (in thousands):

		Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from OCI into Income (Effective Portion)	Location of (Gain) Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of (Gain) Loss Reclassified from OCI into Income (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships	Amount of (Gain) Loss Recognized in Income on Derivative (Effective Portion)

Commodity Contracts	$172,301	Revenue	$966	(Gain) /Loss on derivative financial instruments	$58

Derivatives Not Designated as Hedging Instruments		Amount of (Gain) Loss Recognized in Income on Derivative
	Location of (Gain) Loss Recognized in Income on Derivative

Commodity Contracts	(Gain) loss on derivative financial instruments	$(3,453)

We have reviewed the financial strength of our hedge counterparties and believe the credit risk to be minimal.  At March 31, 2011, we had no deposits for collateral with our counterparties.

The following table reconciles the changes in accumulated other comprehensive income (loss) (in thousands):

Accumulated other comprehensive income – June 30, 2010	$27,706
Hedging activities:
Commodity
Change in fair value loss	(168,973)
Reclassified to income	(3,329)
Accumulated other comprehensive loss –March 31, 2011	$(144,596)

The amounts expected to be reclassified to income in the next twelve months are $7.2 million income on our commodity hedges.

Note 10 – Income Taxes

We are a Bermuda company and we are generally not subject to income tax in Bermuda. We operate through our various subsidiaries in the United States; accordingly, income taxes have been provided based upon U.S. tax laws and rates as they apply to our current ownership structure.

During the year ended June 30, 2009, we incurred a significant impairment loss related to our oil and gas properties due to the steep decline in global energy prices over that same time period.  As a result of this impairment, we were in a position of cumulative reporting losses for the preceding reporting periods.  This trend of consecutive quarterly losses has reversed in the last few quarters, but the cumulative loss remains. Additionally, the volatility of energy prices has been problematic and not readily determinable by our management. Under these circumstances, it is management’s opinion that the realization of our tax attributes beyond expected current-year taxable income (including the reversal of existing taxable temporary differences and  the resolution of certain hedging activity) does not reach the “more likely than not” criteria under ASC 740 (formerly known as FAS 109).  As a result, during the year ended June 30, 2009, we established a valuation allowance of $175.0 million, and have subsequently reduced the valuation allowance due to anticipated pre-tax earnings in the present fiscal year and actual earnings reported in quarters-to-date.

Our Bermuda Companies continue to report a tax provision relating to the accrued U.S. withholding tax required on any interest payments made from the U.S. Companies to the Bermuda Companies. We have accrued a withholding obligation of $7.8 million for the nine months ended March 31, 2011.

We estimate our annual effective tax rate for the current fiscal year and apply it to interim periods.  For the nine months ended March 31, 2011, our estimated annual effective tax rate is approximately 12.4%.  As discussed above, the significant variance from the U.S. statutory rate is primarily due to the change in the valuation allowance against the U.S. net deferred tax assets and the accrual of the U.S. withholding obligation related to the interest income payable to the Bermuda Companies  which may not be offset by other U.S. tax attributes.

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

As of March 31, 2011, we have 1,230,096 unvested Phantom Stock units and 2,454,000 unvested Performance Units.  For the three months and nine months ended March 31, 2011 and 2010, we recognized compensation expense of $6.9 million, $4.5 million, $15.5 million and $8.2 million, respectively, related to our Phantom Stock units.  For the three months and nine months ended March 31, 2011 and 2010, we recognized compensation expense of $8.6 million, $4.4 million, $22.5 million and $7.4 million, respectively, related to our Performance Units.  A liability has been recognized as of March 31, 2011 in the amount of $31.0 million, in accrued liabilities in the accompanying consolidated balance sheet.  The amount of the liability will be remeasured at fair value, which is based on period-end stock price, as of each reporting date.

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

Restricted Shares activity is as follows:

		Average
		Grant-date
	Number	Fair value
	Of Shares	Per Share
Non-vested at June 30, 2010	81,644	$24.75
Vested during the nine months ended March 31, 2011	(50,430)
Non-vested at March 31, 2011	31,214	$24.75

We determine the fair value of the Restricted Shares based on the market price of our Common Stock on the date of grant.  Compensation cost for the Restricted Shares is recognized on a straight line basis over the requisite service period.  For the three months and nine months ended March 31, 2011 and 2010, we recognized compensation expense of $0.2 million, $0.4 million, $0.8 million and $1.2 million, respectively, related to our Restricted Shares.  As of March 31, 2011, there was approximately $240,000 of unrecognized compensation cost related to non-vested Restricted Shares.  We expect approximately $193,000 to be recognized over fiscal 2011 and $47,000 to be recognized during the fiscal year ended 2012.

Effective as of July 1, 2008, we adopted the Energy XXI Services, LLC 2008 Fair Market Value Stock Purchase Plan (“2008 Purchase Plan”), which allows eligible employees, directors, and other service providers of ours and our subsidiaries to purchase from us shares of our common stock that have either been purchased by us on the open market or that have been newly issued by us.  During the nine months ended March 31, 2011 and 2010, we issued 281,354 shares and 217,746 shares, respectively, under the 2008 Purchase Plan.

In November 2008 we adopted the Energy XXI Services, LLC Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) which allows employees to purchase common stock at a 15% discount from the lower of the common stock closing price on the first or last day of the period.  The current period is from January 1, 2011 to June 30, 2011.  For the three months and nine months ended March 31, 2011 and 2010, we had charged $189,000, $162,000, $378,000 and $255,000, respectively, to compensation expense related to this plan.  The plan has a limit of 1,000,000 common shares.  During the nine months ended March 31, 2011 and 2010, we issued 89,260 shares and 163,682 shares, respectively, under the Employee Stock Purchase Plan.

In September 2008, our Board of Directors granted 300,000 stock options to certain officers. These options to purchase our common stock were granted with an exercise price of $17.50 per share. These options vest over a three year period and may be exercised any time prior to September 10, 2018.  As of March 31, 2011, 100,000 of the stock options remain unvested and will vest on September 10, 2011.  As of March 31, 2011, 100,000 of the vested options have been exercised.

           A summary of our stock option activity and related information is as follows:

	Nine Months Ended March 31,
	2011		2010
	Shares	Weighted Ave.	Shares	Weighted Ave.
	Under	Exercise	Under	Exercise
	Option	Price	Option	Price

Beginning balance	240,000	$17.50	300,000	$17.50
Vested	(140,000)		(60,000)
Ending balance	100,000	$17.50	240,000	$17.50

For the three months and nine months ended March 31, 2011 and 2010, we recognized compensation expense of $88,000, $200,000, $129,000 and $800,000, respectively, related to stock options.  As of March 31, 2011, there was $146,000 of unrecognized compensation expense related to non-vested stock option grants.  We expect approximately $88,000 to be recognized during the fiscal year ended 2011 and approximately $58,000 to be recognized during the fiscal year ended 2012.

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

Defined Contribution Plans.  Our employees are covered by a discretionary noncontributory profit sharing plan.  The plan provides for annual employer contributions that can vary from year to year.  We also sponsor a qualified 401 (k) Plan that provides for matching.  The cost to us under these plans for the three months ended March 31, 2011 and 2010 was $0.7 million for profit sharing and $0.4 million for the 401 (k) Plan and $0.5 million for profit sharing and $0.6 million for the 401 (k) Plan, respectively.  The cost to us under these plans for the nine months ended March 31, 2011 and 2010 was $1.9 million for profit sharing and $1.5 million for the 401 (k) Plan and $2.4 million for profit sharing and $1.2 million for the 401 (k) Plan, respectively.

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

On October 21, 2010, we launched an exchange offer for shares of our 7.25% Preferred Stock outstanding. The exchange offer provided for the issuance of 8.77192 shares of our unrestricted common stock per share of 7.25% Preferred Stock and a cash payment to induce the conversion. The exchange offer closed on November 19, 2010. A total of 517,970 shares of 7.25% Preferred Stock were exchanged for 4,543,583 shares of common stock and a cash payment of $10.5 million, which included accrued dividends of $0.7 million, was paid at the closing date as an inducement for conversion.

During the three months ended March 31, 2011, we issued 22,808 shares of our common stock in exchange for 2,600 shares of our 7.25% Preferred Stock. In addition, we paid a total of $35,343 in cash to induce the conversions.

During the three months and nine months ended March 31, 2011, we have recognized $19.8 million as a reduction of equity and income available to common stockholders related to the induced conversion of 7.25% Preferred Stock. Other expenses related to the inducement are included in general and administrative expenses.

At March 31, 2011 we have 96,500 shares of 7.25% Preferred Stock outstanding.

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

Preferred Stock

Our bye-laws authorize the issuance of 2,500,000 shares of preferred stock.  Our board of directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock.  Shares of previously issued preferred stock that have been cancelled are available for future issuance. At March 31, 2011, we have 1.15 million shares of 5.625% Preferred Stock outstanding and 96,500 shares of 7.25% Preferred Stock outstanding or a total of 1,246,500 preferred shares issued. Therefore, we have 1,253,500 shares of preferred stock authorized but not issued at March 31, 2011.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net Income	$18,371	$11,088	$29,438	$15,234
Preferred Stock Dividends	4,278	1,994	8,698	2,326
Induced Conversion of Preferred Stock	44	—	19,840	—
Net Income Attributable to Common Stockholders	$14,049	$9,094	$900	$12,908

Weighted average shares outstanding for basic EPS	74,221	50,713	63,490	37,790
Add dilutive securities	200	10,017	242	336
Weighted average shares outstanding for diluted EPS	74,421	60,730	63,732	38,126

Net Income Per Share Attributable to Common Stockholders
Basic	$0.19	$0.18	$0.01	$0.34
Diluted	$0.19	$0.18	$0.01	$0.34

For the three months and nine months ended March 31, 2011, 12,178,031 and 11,227,616 common stock equivalents, respectively, were excluded from the diluted average shares due to an anti-dilutive effect.  For the three months and nine months ended March 31, 2010, zero and 3,732,862 common stock equivalents, respectively, were excluded from the diluted average shares due to an anti-dilutive effect.

Note 14 — Commitments and Contingencies

Litigation. We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material affect on our financial position or results of operations.

Lease Commitments.  We have a non-cancelable operating lease for office space that expires on December 31, 2017.  Future minimum lease commitments as of March 31, 2011 under the operating leases are as follows (in thousands):

Twelve Months Ending March 31,

2012	$1,423
2013	1,435
2014	1,333
2015	1,267
2016	1,313
Thereafter	2,356
Total	$9,127

Rent expense for the three months and nine months ended March 31, 2011 and 2010 was approximately $512,000, $550,000, $1,457,000 and $1,686,000, respectively.

Letters of Credit and Performance Bonds. We had $231.5 million in letters of credit and $26.6 million of performance bonds outstanding as of March 31, 2011.

Drilling Rig Commitments. We entered into a drilling rig commitment for two wells on March 14, 2011 at $110,000 per day until well completion. The commitment extends past March 31, 2011, thus, the commitment amount cannot be calculated since the well completion date is not known.

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

            The fair value of our financial instruments at March 31, 2011 was as follow (in thousands):

Level 2
Assets:
Natural Gas and Oil Derivatives	$3,920

Liabilities:
Natural Gas and Oil Derivatives	$251,961

Note 16 — Prepaid Expenses and Other Current Assets and Accrued Liabilities

Prepaid expenses and other current assets and accrued liabilities consist of the following (in thousands):

	March 31, 2011	June 30, 2010

Prepaid expenses and other current assets
Advances to joint interest partners	$8,887	$22,055
Insurance	8,109	1,635
Inventory	6,177	4,805
Royalty deposit	1,959	2,341
Other	908	3,643
Total prepaid expenses and other current assets	$26,040	$34,479

Accrued liabilities
Advances from joint interest partners	$262	$3,659
Employee benefits and payroll	30,525	27,014
Interest	24,788	3,855
Accrued hedge payable	18,163	9,407
Undistributed oil and gas proceeds	23,353	20,266
Other	4,257	4,582
Total accrued liabilities	$101,348	$68,783

Note 17 – Supplemental Cash Flow Information

The following represents our supplemental cash flow information (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Cash paid for interest	$7,662	$3,029	$49,938	$44,492

The following represents our non-cash investing and financing activities (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Additions to property and equipment by recognizing asset retirement obligations	$6,483	$62,232	$213,650	$63,915
Financing of insurance premiums	(6,574)	(6,549)	—	—
Conversion of preferred stock to common stock	—	—	(7,884)	—
Preferred stock dividends	(1,875)	—	371	332

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

At March 31, 2010, we operated or had an interest in 447 producing wells on 130,853 net developed acres, including interests in 60 producing fields. All of our properties are located on the Gulf Coast and in the Gulf of Mexico, with approximately 90% of our proved reserves being offshore. This concentration facilitates our ability to manage the operated fields efficiently and our high number of wellbore locations provides diversification of our production and reserves. We believe operating our assets is key to our strategy; approximately 86% of our proved reserves are on properties operated by us. We have a seismic database covering approximately 3,900 square miles, primarily focused on our existing operations. This database has helped us identify at least 100 development and exploration opportunities. We believe the mature legacy fields on our acquired properties will lend themselves well to our aggressive exploitation strategy and expect to identify incremental exploration opportunities on the properties.

Outlook

Our revenue, cash flow from operations and future growth depend substantially on factors beyond our control, such as access to capital, economic, political and regulatory developments, and competition from other sources of energy.  As evidenced by our successful amendment of our revolving credit facility and the recent successful equity and debt offerings by us and our peers, we believe that we continue to have adequate access to capital and we have been successful at improving our financial position to date.

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

Natural gas and oil prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for natural gas or oil could materially and adversely affect our financial position, our results of operations, the quantities of natural gas and oil reserves that we can economically produce and our access to capital. As required by our revolving credit facility, we have mitigated this volatility by implementing a hedging program on a portion of our total anticipated production. See Note 9 of Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

We face the challenge of natural gas and oil production declines. As a given well’s initial reservoir pressures are depleted, natural gas and oil production decreases, thus reducing our total reserves. We attempt to overcome this natural decline both by drilling on our properties and acquiring additional reserves. We will maintain our focus on controlling costs to add reserves through drilling and acquisitions, as well as controlling the corresponding costs necessary to produce such reserves. Our ability to add reserves through drilling is dependent on our capital resources and can be limited by many factors, including the ability to timely obtain drilling permits and regulatory approvals and voluntary reductions in capital spending in a low commodity price environment. Any delays in drilling, completion or connection to gathering lines of our new wells will negatively impact the rate of our production, which may have an adverse effect on our revenues. In accordance with our business strategy, we intend to invest the capital necessary to maintain our production at existing levels over the long-term provided that it is economical to do so based on the commodity price environment. However, we cannot be certain that we will be able to issue our debt and equity securities on favorable terms, or at all, and we may be unable to refinance our revolving credit facility when it expires. Additionally, should commodity prices significantly decline, our borrowing base under our revolving credit facility may be re-determined such that it will not provide for the working capital necessary to fund our capital spending program.

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

Davy Jones involves a large ultra-deep shelf structure encompassing four lease blocks (20,000 acres). We are funding 14.1 percent of the exploratory costs to earn a 15.8 percent working interest and 12.6 percent net revenue interest in Davy Jones.  As of March 31, 2011, our investment in both wells at Davy Jones totaled $44.1 million.

                The Blackbeard East ultra-deep shelf exploration well commenced drilling on March 8, 2010 and is drilling below 32,600 feet. The well, which is located in 80 feet of water on South Timbalier Block144, has a proposed total depth of 34,000 feet, targeting Middle and Deep Miocene objectives seen below 30,000 feet in Blackbeard West, nine miles away. We are funding 16 percent of the exploratory costs to earn an 18 percent working interest and 14.35 percent net revenue interest in Blackbeard East.  As of March 31, 2011, our investment in the well totaled $27.5 million.

The Lafitte ultra-deep exploration well commenced drilling on October 3, 2010 and is drilling below 17,900 feet and has a proposed total depth of 29,950 feet.  Like Blackbeard East, Lafitte will target Middle and Deep Miocene objectives. Lafitte is located on Eugene Island Block 223 in 140 feet of water.  As of March 31, 2011, our investment in the well totaled $12.1 million.

Information gained from the Blackbeard East and Lafitte wells will enable the partnership to consider priorities for future operations at Blackbeard West. As previously reported, the Blackbeard West ultra-deep exploratory well on South Timbalier Block 168 was drilled to 32,997 feet in 2008. Logs indicated four potential hydrocarbon bearing zones that require further evaluation, and the well was temporarily abandoned.  The Bureau of Ocean Energy Management, Regulation and Enforcement (the “BOEMRE,” formerly the Minerals Management Service) of the U.S. Department of the Interior has granted a geophysical Suspension of Operations (“SOO”) to extend the terms of Blackbeard West leases. The SOO is allowing the partnership to evaluate whether to drill deeper at Blackbeard West, drill an offset location or complete the well to test the existing zones. Our investment in the Blackbeard West well totaled $27.1 million at March 31, 2011.

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

•had average daily production of approximately 16.2 MBOED as for the three months ended March 31, 2011; and

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

The core properties we acquired in the ExxonMobil Acquisition are:

•
South Timbalier 54 Field. We own a 100% working interest in the South Timbalier 54 field, which had net production for the quarter ended March 31, 2011 of 4.0 MBOED.  Net proved reserves for the field were estimated to be 59% oil at November 30, 2010.

•
West Delta 30. We own approximately 75% working interest in the West Delta 30 field, which had net production for the quarter ended March 31, 2011 of 3.9 MBOED.  Net proved reserves for the field were estimated to be 64% oil at November 30, 2010.

•
West Delta 73. We own a 100% working interest in the West Delta 73 field, which had net production for the quarter ended March 31, 2011 of 2.1 MBOED.  Net proved reserves for the field were estimated to be 71% oil at November 30, 2010.

•
Grand Isle 43. We own a 100% working interest in the West Delta Blocks 72 and 93 of Grand Isle 43 field, which had net production for the quarter ended March 31, 2011 of 2.1 MBOED.  Net proved reserves for the field were estimated to be 34% oil at November 30, 2010.

•
Grand Isle 16/18. We own a 100% working interest in the Grand Isle 16/18 field, which had net production for the quarter ended quarter ended March 31, 2011 of 2.3 MBOED.  Net proved reserves for the field were estimated to be 70% oil at November 30, 2010.

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

The Mit Acquisition involves mirror-image non-operated interests in the same group of properties we purchased from Pogo Producing Company in June 2007.  These properties included 30 fields of which production was approximately 77% crude oil and 80% of which were already operated by us.  Offshore leases included in this acquisition totaled nearly 33,000 net acres.

Known Trends and Uncertainties

BP/Deepwater Horizon Oil Spill.  The recent explosion and sinking of the Deepwater Horizon drilling rig and resulting oil spill has created uncertainties about the impact on our future operations in the Gulf of Mexico (see “Item 1A. Risk Factors”). Increased regulation in a number of areas could disrupt, delay or prohibit future drilling programs and ultimately impact the fair value of our unevaluated properties. As of March 31, 2011, we have approximately $447 million of investments in unevaluated oil and gas properties that relate to offshore leases. If the fair value of these investments were to fall below the recorded amounts, the excess would be transferred to evaluated oil and gas properties thereby affecting the computation of amounts for depreciation, depletion and amortization and potentially our ceiling test computation. As of March 31, 2011, the computation of our ceiling test indicated a cushion of approximately $563 million.

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

Operational Information (In thousands except for unit amounts)

	Quarter Ended
	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010

Operating revenues
Crude oil sales	$233,081	$156,273	$118,263	$113,908	$117,932
Natural gas sales	32,193	18,301	19,446	19,945	22,872
Hedge gain (loss)	(6,638)	(621)	6,291	5,538	9,323
Total revenues	258,636	173,953	144,000	139,391	150,127
Percent of operating revenues from crude oil
Prior to hedge gain (loss)	87.9%	89.5%	85.9%	85.1%	83.8%
Including hedge gain (loss)	83.8%	84.2%	80.4%	78.6%	76.0%
Operating expenses
Lease operating expense
Insurance expense	7,278	6,498	6,143	7,220	6,602
Workover and maintenance	4,317	4,105	7,618	5,269	8,452
Direct lease operating expense	58,471	34,644	30,413	28,816	25,778
Total lease operating expense	70,066	45,247	44,174	41,305	40,832
Production taxes	721	716	694	1,065	870
DD&A	91,301	62,922	54,077	50,556	50,761
General and administrative	23,155	15,786	18,597	13,127	14,452
Other – net	9,288	4,710	4,836	5,116	6,649
Total operating expenses	194,531	129,381	122,378	111,169	113,564
Operating income	$64,105	$44,572	$21,622	$28,222	$35,563

Sales volumes per day
Natural gas (MMcf)	84.6	53.7	48.1	48.2	48.4
Crude oil (MBbls)	27.3	20.4	17.9	17.3	17.3
Total (MBOE)	41.4	29.4	25.9	25.3	25.4
Percent of sales volumes from crude oil	65.9%	69.5%	69.1%	68.3%	68.3%

Average sales price
Natural gas per Mcf	$4.23	$3.70	$4.39	$4.55	$5.25
Hedge gain per Mcf	1.28	1.85	1.97	2.27	3.03
Total natural gas per Mcf	$5.51	$5.55	$6.36	$6.82	$8.28

Crude oil per Bbl	$94.94	$83.14	$71.79	$72.42	$75.54
Hedge loss per Bbl	(6.67)	(5.18)	(1.48)	(2.80)	(2.46)
Total crude oil per Bbl	$88.27	$77.96	$70.31	$69.62	$73.08

Total hedge gain (loss) per BOE	$(1.78)	$(0.23)	$2.64	$2.40	$4.08

Operating revenues per BOE	$69.46	$64.34	$60.37	$60.50	$65.65
Operating expenses per BOE
Lease operating expense
Insurance expense	1.95	2.40	2.58	3.13	2.89
Workover and maintenance	1.16	1.52	3.19	2.29	3.70
Direct lease operating expense	15.70	12.81	12.75	12.51	11.27
Total lease operating expense	18.81	16.73	18.52	17.93	17.86
Production taxes	0.19	0.26	0.29	0.46	0.38
DD&A	24.52	23.27	22.67	21.94	22.20
General and administrative	6.22	5.84	7.80	5.70	6.32
Other – net	2.49	1.74	2.02	2.22	2.91
Total operating expenses	52.23	47.84	51.30	48.25	49.67
Operating income per BOE	$17.23	$16.50	$9.07	$12.25	$15.98

Results of Operations

Three Months Ended March 31, 201 Compared With the Three Months Ended March 31, 2010.

Our consolidated income available for common stockholders for the three months ended March 31, 2011 was $14.0 million or $0.19 diluted income per common share (“per share”) as compared to consolidated net income available for common stockholders of $9.1 million or $0.18 diluted income per share for the three months ended March 31, 2010.  The increase is primarily due to higher production volumes and higher overall commodity prices in the current fiscal year quarter partially offset by higher production expenses coupled with the induced conversion costs of the preferred stock.

Price and Volume Variances

	Three Months Ended			Percent	Revenue
	March 31,		Increase	Increase	Increase
	2011	2010	(Decrease)	(Decrease)	(Decrease)
					(In thousands)
Price Variance (1)
Crude oil sales prices (per Bbl)	$88.27	$73.08	$15.19	20.8%	$37,291
Natural gas sales prices (per Mcf)	5.51	8.28	(2.77)	(33.5)%	(21,082)
Total price variance					16,209

Volume Variance
Crude oil sales volumes (MBbls)	2,455	1,561	894	57.3%	65,325
Natural gas sales volumes (MMcf)	7,611	4,354	3,257	74.8%	26,975
BOE sales volumes (MBOE)	3,724	2,287	1,437	62.8%
Percent of BOE from crude oil	65.9%	68.3%
Total volume variance					92,300

Total price and volume variance					$108,509

(1)  Commodity prices include the impact of hedging activities.

Revenue Variances

	Three Months Ended March 31,
	2011	2010	Increase	Percent Increase
	(In Thousands)

Crude oil	$216,711	$114,095	$102,616	89.9%
Natural gas	41,925	36,032	5,893	16.4%
Total revenues	$258,636	$150,127	108,509	72.3%

Revenues

Our consolidated revenues increased $108.5 million in the third quarter of fiscal 2011 as compared to the same period in the prior fiscal year. Higher revenues were primarily due to higher crude oil and natural gas sales volumes as a result of the ExxonMobil Acquisition.  Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow.  Higher overall commodity prices increased revenues by $16.2 million in the third quarter of fiscal 2011. Average natural gas prices, including a $1.28 realized gain per Mcf related to hedging activities, decreased $2.77 per Mcf during the third quarter of fiscal 2011, resulting in decreased revenues of $21.1 million. Average crude oil prices, including a $6.67 realized loss per barrel related to hedging activities, increased $15.19 per barrel in the third quarter of fiscal 2011, resulting in increased revenues of $37.3 million.  Commodity prices are affected by many factors that are outside of our control. Therefore, commodity prices we received during the third quarter of fiscal 2011 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time could result in reduced cash from operating activities, potentially causing us to expend less on our capital program.  Lower spending on our capital program could result in a reduction of the amount of production volumes we are able to produce. We cannot accurately predict future commodity prices, and cannot be certain whether these events will occur.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow.  Higher total sales volumes in the third quarter of fiscal 2011 resulted in increased revenues of $92.3 million. Crude oil sales volumes increased 10.0 MBbls per day in the third quarter of fiscal 2011, resulting in increased revenues of $65.3 million. Natural gas sales volumes increased 36.2 MMcf per day in the third quarter of fiscal 2011, resulting in increased revenues of $27.0 million.  The increase in crude oil and natural gas sales volumes in the third quarter of fiscal 2011 was primarily due to the ExxonMobil Acquisitions coupled with the success of our drilling program.

As mentioned above, depressed commodity prices over an extended period of time or other unforeseen events could occur that would result in our being unable to sustain a capital program that allows us to meet our production growth goals. However, we cannot predict whether such events will occur.

Below is a discussion of Costs and Expenses and Other (Income) Expense.

Costs and Expenses and Other (Income) Expense

	Three Months Ended March 31,
	2011		2010
	Amount	Per BOE	Amount	Per BOE	Increase (Decrease) Amount
Costs and expenses	(In Thousands, except per unit amounts)
Lease operating expense
Insurance expense	$7,278	$1.95	$6,602	$2.89	$676
Workover and maintenance	4,317	1.16	8,452	3.70	(4,135)
Direct lease operating expense	58,471	15.70	25,778	11.27	32,693
Total lease operating expense	70,066	18.81	40,832	17.86	29,234
Production taxes	721	0.19	870	0.38	(149)
DD&A	91,301	24.52	50,761	22.20	40,540
Accretion of asset retirement obligations	9,907	2.66	6,335	2.77	3,572
General and administrative expense	23,155	6.22	14,452	6.32	8,703
Loss (gain) on derivative financial instruments	(619)	(0.17)	314	0.14	(933)
Total costs and expenses	$194,531	$52.23	$113,564	$49.67	$80,967

Other (income) expense
Other (income) expense - other	$12,184	$3.27	$(13)	$(0.01)	$12,197
Interest expense	31,418	8.44	21,837	9.55	9,581
Total other (income) expense	$43,602	$11.71	$21,824	$9.54	$21,778

Costs and expenses increased $81.0 million in the third quarter of fiscal 2011.  This increase in costs and expenses was due in part to the ExxonMobil Acquisition which increased production related expenses in the third quarter of fiscal 2011.

DD&A expense increased $40.5 million.  This increase is  principally due to increased production ($31.9 million) and a higher DD&A rate ($8.6 million).  Lease operating expense increased $29.2 million in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.  This increase is primarily due to higher direct lease operating expense as a result of the ExxonMobil Acquisition partially offset by lower workover and maintenance costs in the third quarter of fiscal 2011. The third quarter of fiscal 2010 had higher platform maintenance.

General and administrative expense increased $8.7 million in the third quarter of fiscal 2011 principally as a result of the higher compensation expense related to Phantom and Performance Units due to our rising common stock price.

Other (income) expense increased $21.8 million in the third quarter of fiscal 2011.  This increase was primarily due to the items discussed below.

Other expense increased $12.2 million due principally to the loss on the redemption of the 16% Second Lien Notes. Interest expense increased $9.6 million due to the increase in borrowings.  On a per unit of production basis, interest expense decreased 11.6%, from $9.55/BOE to $8.44/BOE.

Income Tax Expense

Income tax expense decreased $1.5 million in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.  The effective income tax rate for the third quarter of fiscal 2011 decreased from the third quarter of fiscal 2010 from 24.8% to 10.4%.

Nine Months Ended March 31, 2011 Compared With the Nine Months Ended March 31, 2010.

Our consolidated income available for common stockholders for the nine months ended March 31, 2011 was $0.9 million or $0.01 diluted income per common share (“per share”) as compared to consolidated net income available for common stockholders of $12.9 million or $0.34 diluted income per share for the nine months ended March 31, 2010.  The decrease is primarily due to higher other expense coupled with the induced conversion costs of the preferred stock partially offset by higher production volumes net of related costs in the current fiscal year.

Price and Volume Variances

	Nine Months Ended			Percent	Revenue
	March 31,		Increase	Increase	Increase
	2011	2010	(Decrease)	(Decrease)	(Decrease)
					(In thousands)
Price Variance (1)
Crude oil sales prices (per Bbl)	$80.09	$73.67	$6.42	8.7%	$38,404
Natural gas sales prices (per Mcf)	5.74	7.28	(1.54)	(21.2)%	(26,154)
Total price variance					12,250

Volume Variance
Crude oil sales volumes (MBbls)	5,982	3,780	2,202	58.3%	162,238
Natural gas sales volumes (MMcf)	16,983	11,149	5,834	52.3%	42,561
BOE sales volumes (MBOE)	8,812	5,638	3,174	56.3%
Percent of BOE from crude oil	67.9%	67.0%
Total volume variance					204,799

Total price and volume variance					$217,049

(1)  Commodity prices include the impact of hedging activities.

Revenue Variances

	Nine Months Ended March 31,
	2011	2010	Increase	Percent Increase
	(In Thousands)

Crude oil	$479,080	$278,438	$200,642	72.1%
Natural gas	97,509	81,102	16,407	20.2%
Total revenues	$576,589	$359,540	$217,049	60.4%

Revenues

Our consolidated revenues increased $217.0 million in the first nine months of fiscal 2011 as compared to the same period in the prior fiscal year. Higher revenues were primarily due to higher crude oil and natural gas sales volumes as a result of the ExxonMobil and Mit Acquisitions and the results of our drilling activity coupled with higher overall commodity prices.  Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow.  Higher overall commodity prices increased revenues by $12.2 million in the first nine months of fiscal 2011. Average natural gas prices, including a $1.62 realized gain per Mcf related to hedging activities, decreased $1.54 per Mcf during the first nine months of fiscal 2011, resulting in decreased revenues of $26.2 million. Average crude oil prices, including a $4.77 realized loss per barrel related to hedging activities, increased $6.42 per barrel, resulting in increased revenues of $38.4 million.  Commodity prices are affected by many factors that are outside of our control. Therefore, commodity prices we received during the first nine months of fiscal 2011 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time could result in reduced cash from operating activities, potentially causing us to expend less on our capital program.  Lower spending on our capital program could result in a reduction of the amount of production volumes we are able to produce. We cannot accurately predict future commodity prices, and cannot be certain whether these events will occur.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow.  Higher total sales volumes in the first nine months of fiscal 2011 resulted in increased revenues of $204.8 million. Crude oil sales volumes increased 8.0 MBbls per day in the first nine months of fiscal 2011, resulting in increased revenues of $162.2 million. Natural gas sales volumes increased 21.3 MMcf per day in the first nine months of fiscal 2011, resulting in increased revenues of $42.6 million.  The increase in crude oil and natural gas sales volumes in the first nine months of fiscal 2011 was primarily due to the ExxonMobil and Mit Acquisitions and to the success of our drilling program.

As mentioned above, depressed commodity prices over an extended period of time or other unforeseen events could occur that would result in our being unable to sustain a capital program that allows us to meet our production growth goals. However, we cannot predict whether such events will occur.

Below is a discussion of Costs and Expenses and Other (Income) Expense.

Costs and Expenses and Other (Income) Expense

	Nine Months Ended March 31,
	2011		2010
	Amount	Per BOE	Amount	Per BOE	Increase (Decrease) Amount
Costs and expenses	(In Thousands, except per unit amounts)
Lease operating expense
Insurance expense	$19,919	$2.26	$20,383	$3.62	$(464)
Workover and maintenance	16,040	1.82	14,361	2.55	1,679
Direct lease operating expense	123,528	14.02	66,563	11.81	56,965
Total lease operating expense	159,487	18.10	101,307	17.98	58,180
Production taxes	2,131	0.24	3,152	0.56	(1,021)
DD&A	208,300	23.64	131,084	23.25	77,216
Accretion of asset retirement obligations	22,229	2.52	17,641	3.13	4,588
General and administrative expense	57,538	6.53	36,540	6.48	20,998
Gain on derivative financial instruments	(3,395)	(0.39)	(4,009)	(0.71)	614
Total costs and expenses	$446,290	$50.64	$285,715	$50.69	$160,575

Other (income) expense
Other (income) expense – other	$21,707	$2.46	$(29,657)	$(5.26)	$51,364
Interest expense	74,992	8.51	67,144	11.91	7,848
Total other (income) expense	$96,699	$10.97	$37,487	$6.65	$59,212

Costs and expenses increased $160.6 million in the first nine months of fiscal 2011.  This increase in costs and expenses was due in part to the ExxonMobil and Mit Acquisitions which increased production related expenses in the first nine months of fiscal 2011 coupled with higher general and administrative expense. Below is a discussion of costs and expenses.

DD&A expense increased $77.2 million.  This increase is  principally due to improved production ($73.8 million) and a higher DD&A rate ($3.4 million).  Lease operating expense increased $58.2 million in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010.  This increase is primarily due to higher direct lease operating expense as a result of the ExxonMobil and Mit acquisitions.

 General and administrative expense increased $21.0 million in the first nine months of fiscal 2011 principally as a result of the higher compensation expense related to Phantom and Performance Units due to our rising common stock price partially offset by lower legal and other costs.

Other (income) expense increased $59.2 million in the first nine months of fiscal 2011.  This increase was primarily due to the items discussed below.

Other expense increased $51.4 million due principally to the Bridge Loan Commitment Fees of $4.5 million and the loss on the redemption of the 16% Second Lien Notes of $17.4 million in the first nine months of fiscal 2011 as compared to the gain related to the repurchased $126 million of the New Notes in the first nine months of fiscal 2010 of $26.7 million. Interest expense increased $7.8 million due to increased borrowings.  On a per unit of production basis, interest expense decreased 28.4%, from $11.91/BOE to $8.51/BOE.

Income Tax Expense

Income tax expense decreased $16.9 million in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010.  The effective income tax rate for the first nine months of fiscal 2011 decreased from the first nine months of fiscal 2010 from 58.1% to 12.4%.

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

The March 31, 2011 principal balance of our revolving credit facility, 9.25% Senior Notes due 2017 (the “9.25% Senior Notes”), 7.75% Senior Notes due 2019 (the “7.75% Senior Notes”) and 10% Senior Notes due 2013 (the “10% Senior Notes”) and related maturity dates are as follows:

•	Revolving credit facility - $119.5 million – Due March 2013;

•	9.25% Senior Notes - $750 million – Due December 2017;

•	7.75% Senior Notes - $250 million – Due June 2019; and

•	10% Senior Notes - $106.3 million – Due June 2013.

The ExxonMobil Acquisition significantly increases our production volumes and future net revenues. The expected increase in cash flow may be used to fund capital expenditures, including the acquisition of reserves, producing properties or unproved properties, as well as payments of outstanding indebtedness.

During the nine months ended March 31, 2011, we engaged in the following capital transactions:

Conversion of 7.25% Preferred Stock

During the nine months ended March 31, 2011, in seven separate private transactions, we issued a total of 4,591,915 shares of our $.005 par value common stock in exchange for 485,530 shares of our 7.25% Preferred Stock. In addition to the common stock issued, a cash payment of $1.3 million was made to induce the conversions. The total amounts paid in cash and stock related to these five transactions to induce conversion of preferred stock were $9.0 million.

On October 21, 2010, we launched an exchange offer for shares of our 7.25% Preferred Stock outstanding. The exchange offer provided for the issuance of 8.77192 shares of our unrestricted common stock per share of 7.25% Preferred Stock and a cash payment to induce the conversion. The exchange offer closed on November 19, 2010. A total of 517,970 shares of 7.25% Preferred Stock were exchanged for 4,543,583 shares of common stock and a cash payment of $10.5 million, which included accrued dividends of $0.7 million, was paid at the closing date as an inducement for conversion.  Following the settlement of the exchange offer, 1,150,000 shares of our 7.25% Preferred Stock remained outstanding.

During the three months ended March 31, 2011, we issued 22,808 shares of our common stock in exchange for 2,600 shares of our 7.25% Preferred Stock. In addition, we paid a total of $35,343 in cash to induce the conversions.

For the nine months ended March 31, 2011, we recognized $19.8 million as a reduction of equity and income available to common stockholders related to the induced conversion of 7.25% Preferred Stock. Other expenses related to the inducement are included in general and administrative expenses.

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

On December 17, 2010, we commenced a call of the $4.6 million remaining outstanding 16% Second Lien Notes.  On January 18, 2011, we redeemed the notes paying a cash premium of $598,059.

A total of $43.5 in redemption premiums were paid related to the call and tender of the 16% Second Lien Notes at March 31, 2011.

9.25% Senior Notes

On December 17, 2010, EGC issued $750 million face value of 9.25% unsecured senior notes due December 15, 2017 at par.

7.75% Senior Notes

On February 25, 201, EGC issued $250 million face value of 7.75% unsecured senior notes due June 15, 2019 at par.

10% Senior Note

On April 18, 2011, we called the remaining $106.3 million of our 10% Senior Notes. The call price is 102.5% of par and is expected to close on June 15, 2011.

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

We are in the process of negotiating the Ninth Amendment to Amended and Restated First Lien Credit Agreement to our revolving credit facility (the “Ninth Amendment”). If approved by the bank group, we expect that the Ninth Amendment modifies the First Lien Credit Agreement and includes the following: (a) increase in the borrowing base to $750 million, (b) reduction in the credit spread, as defined, from 275-350 basis points to 225-300 basis points, (c) increase in the preferred stock dividend basket to $17 million per year, and (d) allow the use of our captive insurance subsidiary, Energy XXI Insurance. We expect the Ninth Amendment to receive final bank approval by May 13, 2011.

BOEMRE Supplemental Bonding

On March 25, 2011, we received a letter from the BOEMRE which confirmed EGC’s continued qualification for a supplemental bonding waiver.

Potential Sale of Certain Onshore Properties

We are evaluating the potential sale of certain of our onshore Louisiana and Texas properties. The impact of any sale is not expected to have a material impact on our liquidity.

Capital Resources

Our Board of Directors approved a fiscal 2011 capital budget, excluding any potential acquisitions, but including abandonment costs, of approximately $250 million.  After considering the ExxonMobil Acquisition, the Board of Directors approved an increase in our capital budget and we anticipate spending up to $380 million in capital expenditures in this fiscal period We intend to fund our capital expenditure program, contractual commitments, including settlement of derivative contracts, and future acquisitions from cash on hand, cash flow from operations (including incremental cash flow from the ExxonMobil Properties) and borrowings under our credit facility. The capital budget may be revised based on our continued assessment of our prospect inventory, the ability to get regulatory approval of capital projects and expected future crude oil and natural gas prices.

We believe our available liquidity will be sufficient to meet our funding requirements through March 31, 2012.  However, future cash flows are subject to a number of variables, including the level of crude oil and natural gas production and prices.  There can be no assurance that cash flow from operations or other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.  If an acquisition opportunity arises, we may also seek to access public markets to issue additional debt and/or equity securities. Cash flows from operations were used primarily to fund exploration and development expenditures during the first nine months of fiscal 2011.

Net cash provided by operating activities in the first nine months of fiscal 2011 was $223.7 million as compared to $80.4 million in the first nine months of fiscal 2010.  The increase is essentially due to the proceeds from sale of derivative instruments and improved production related activities.  Key drivers of net operating cash flows are commodity prices, production volumes and costs and expenses.  Average crude oil sales increased 58.3% in the first nine months of fiscal 2011 from the same period last year. Average natural gas prices decreased 21.2% in the first nine months of fiscal 2011 from the same period last year and natural gas sales increased 52.3% in the first nine months of fiscal 2011 from the same period last year.   Changes in operating assets and liabilities increased $29.3 million primarily due to accounts payable and accrued liabilities and to prepaid expenses and other current assets.

Contractual Obligations

Information about contractual obligations at March 31, 2011 did not change materially, other than as disclosed  in Notes 6 and 14 to accompanying Consolidated Financial Statements, from the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2010.

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

We are exposed to a variety of market risks, including commodity price risk and interest rate risk.  We address these risks through a program of risk management which includes the use of derivative instruments.  The following quantitative and qualitative information is provided about financial instruments to which we are a party at March 31, 2011, and from which we may incur future gains or losses from changes in market interest rates or commodity prices.

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

Based on the March 31, 2011 published forward commodity price curves for the underlying commodities, a price increase of 10% per barrel for crude oil would decrease the fair value of our net commodity derivative asset by approximately $102.4 million.  A price increase of 10% per MMBtu for natural gas would decrease the fair value of our net commodity derivative asset by approximately $26.7 million.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a –15(f) and 15d –15(f) under the Exchange Act) during our quarterly period ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.                      Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

4.1	Indenture dated as of February 25, 2011 among Energy XXI Gulf Coast, Inc., Energy XXI (Bermuda) Limited and the other Guarantors named therein and Wells Fargo Bank, National Association, as trustee	4.1 to the Company’s Current Report on Form 8-K filed on February 26, 2011 with the SEC (File/Film No. 001-33628/ 101160431)
4.2
Registration Rights Agreement dated as of February 25, 2011 among Energy XXI Gulf Coast, Inc., Energy XXI (Bermuda) Limited and the other Guarantors named therein and the Initial Purchasers named therein

4.2 to the Company’s Current Report on Form 8-K filed on February 26, 2011 with the SEC (File/Film No. 001-33628/ 101160431)
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
Hugh A. Menown
Duly Authorized Officer and Senior Vice President, Chief Accounting Officer and Chief Information Officer

Date:   April 28, 2011

EXHIBIT INDEX
Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

4.1	Indenture dated as of February 25, 2011 among Energy XXI Gulf Coast, Inc., Energy XXI (Bermuda) Limited and the other Guarantors named therein and Wells Fargo Bank, National Association, as trustee	4.1 to the Company’s Current Report on Form 8-K filed on February 26, 2011 with the SEC (File/Film No. 001-33628/ 101160431)
4.2
Registration Rights Agreement dated as of February 25, 2011 among Energy XXI Gulf Coast, Inc., Energy XXI (Bermuda) Limited and the other Guarantors named therein and the Initial Purchasers named therein

4.2 to the Company’s Current Report on Form 8-K filed on February 26, 2011 with the SEC (File/Film No. 001-33628/ 101160431)
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