Form 10-K
period 2011-06-30
ENERGY XXI (BERMUDA) LTD
filed 2011-08-15
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number: 001-33628

Energy XXI (Bermuda) Limited

(Exact name of registrant as specified in its charter)

Bermuda	98-0499286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Canon’s Court, 22 Victoria Street, PO Box HM 1179, Hamilton HM EX, Bermuda	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (441)-295-2244

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.005 per share	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $1,771,435,420 based on the closing sale price of $27.67 per share as reported on The NASDAQ Capital Market on December 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding on July 31, 2011 was 76,722,278.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2011 Annual Meeting of Shareholders, which will be filed within 120 days of June 30, 2011, are incorporated by reference into Part III of this Annual Report on Form10-K.

i

GLOSSARY OF TERMS

Below is a list of terms that are common to our industry and used throughout this Annual Report on Form 10-K:

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

Completion refers to the installation of permanent equipment for production of oil or gas, or, in the case of a dry well, to reporting to the appropriate authority that the well has been abandoned.

Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. For a complete definition of proved developed oil and gas reserves, refer to Rule 4-10(a)(3) of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).

Development well is a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

Dry Well is an exploratory, development or extension well that proves to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

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

Field is an area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition. For a complete definition of a field, refer to Rule 4-10(a)(8) of Regulation S-X as promulgated by the SEC.

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

Natural gas is converted into one BOE based on six Mcf of gas to one barrel of oil.

Net acreage and net oil and gas wells are obtained by multiplying gross acreage and gross oil and gas wells by the Company’s working interest percentage in the properties.

Oil includes crude oil, condensate and natural gas liquids.

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

Productive well is an exploratory, development or extension well that is not a dry well.

Proved area refers to the part of a property to which proved reserves have been specifically attributed.

Proved reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. For a complete definition of proved reserves, refer to Rule 4-10(a)(2) of Regulation S-X as promulgated by the SEC.

Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. For a complete definition of proved undeveloped oil and gas reserves, refer to Rule 4-10(a)(4) of Regulation S-X as promulgated by the SEC.

Put options are contracts giving the holder (purchaser) the right, but not the obligation, to sell (put) a specified item at a fixed price (exercise or strike price) during a specified period. The purchaser pays a nonrefundable fee (the premium) to the seller (writer).

Reservoir refers to a porous and permeable underground formation containing a natural accumulation of producible oil and/or gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

Seismic is an exploration method of sending energy waves or sound waves into the earth and recording the wave reflections to indicate the type, size, shape and depth of subsurface rock formation. 2-D seismic provides two-dimensional information and 3-D seismic provides three-dimensional pictures.

Stratigraphic test well refers to a drilling effort, geologically directed, to obtain information pertaining to a specific geologic condition. Such wells customarily are drilled without the intention of being completed for hydrocarbon production. This classification also includes tests identified as core tests and all types of expendable holes related to hydrocarbon exploration. Stratigraphic test wells are classified as (i) exploratory-type, if not drilled in a proved area, or (ii) development-type, if drilled in a proved area.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K (this “Form 10-K”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in (1) Part I, “Item 1A. Risk Factors” and elsewhere in this Form 10-K, (2) our reports and registration statements filed from time to time with the Securities and Exchange Commission (“SEC”) and (3) other public announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date upon which they are made, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

Overview

We are an independent oil and natural gas exploration and production company with operations focused in the U.S. Gulf Coast and the Gulf of Mexico. Our business strategy includes: (1) acquiring producing oil and gas properties; (2) exploiting and exploring our core assets to enhance production and ultimate recovery of reserves; and (3) utilizing a portion of our capital program to explore the ultra-deep shelf for potential oil and gas reserves. As of June 30, 2011, our estimated net proved reserves were 116.6 million BOE, of which 66% was oil and 70% was proved developed.

We were originally formed and incorporated in July 2005 as an exempted company under the laws of Bermuda to serve as a vehicle for the acquisition of oil and gas reserves and related assets. In October 2005, we completed a $300 million initial public offering of common stock and warrants on the Alternative Investment Market of London Stock Exchange (“AIM”). On August 1, 2007, our common stock was admitted for trading on The NASDAQ Capital Market, and on August 12, 2011, our common stock was admitted for trading on The Nasdaq Global Select Market (“NASDAQ”).

Since our inception in 2005, we have completed five major acquisitions for aggregate cash consideration of approximately $2.5 billion. In February 2006, we acquired Marlin Energy, L.L.C. (“Marlin”) for total cash consideration of approximately $448.4 million. In June 2006, we acquired Louisiana Gulf Coast producing properties from affiliates of Castex Energy, Inc. (“Castex”) for approximately $312.5 million in cash (the “Castex Acquisition”). In June 2007, we purchased certain Gulf of Mexico shelf properties (the “Pogo Properties”) from Pogo Producing Company (the “Pogo Acquisition”) for approximately $415.1 million. In November 2009, we acquired certain Gulf of Mexico shelf oil and natural gas interests from MitEnergy Upstream LLC (“MitEnergy”), a subsidiary of Mitsui & Co., Ltd., for total cash consideration of $276.2 million (the “Mit Acquisition”). On December 17, 2010, we acquired certain shallow-water Gulf of Mexico shelf oil and natural gas interests from affiliates of Exxon Mobil Corporation (“ExxonMobil”) for cash consideration of $1.01 billion (the “ExxonMobil Acquisition”).

Our core properties at June 30, 2011 were comprised of the following:

•	Main Pass 61 Field. We have a 100% working interest in and operate the Main Pass 60, 61, 62 and 63 blocks, which had net production for the quarter ended June 30, 2011 of 7.6 MBOED and accounted for 18% of our net production. Net proved reserves for the field, which is our largest, were 90% oil.
•	West Delta 73. We operate and own a 100% working interest in the West Delta 73 field, which had net production for the quarter ended June 30, 2011 of 1.8 MBOED. Net proved reserves for the field were 82% oil.
•	West Delta 30. We operate and own approximately 75% working interest in the West Delta 30 field, which had net production for the quarter ended June 30, 2011 of 3.5 MBOED. Net proved reserves for the field were 72% oil.
•	South Pass 49 Field. We have a 100% working interest in and operate the South Pass 49 field unit. Net field production for the quarter ended June 30, 2011 was 2.3 MBOED. Net proved reserves for the field were 58% oil.
•	South Timbalier 21 Field. We operate and have a 100% working interest in this field, which had net production of 3.2 MBOED for the quarter ended June 30, 2011. Net proved reserves for the field were 75% oil.
•	Bayou Carlin Field. We currently have a 19% working interest in this new field discovery operated by McMoRan located onshore South Louisiana. The field’s average net production for the quarter ended June 30, 2011 was 1.0 MBOED. Net proved reserves for the field were 93% gas at June 30, 2011.

•	South Timbalier 54 Field. We operate and own a 100% working interest in the South Timbalier 54 field, which had net production for the quarter ended June 30, 2011 of 3.7 MBOED. Net proved reserves for the field were 62% oil.
•	Grand Isle 43. We operate and own a 100% working interest in the West Delta Blocks 72 and 93 of Grand Isle 43 field, which had net production for the quarter ended June 30, 2011 of 2.1 MBOED. Net proved reserves for the field were 47% oil.
•	Grand Isle 16/18. We operate and own a 100% working interest in the Grand Isle 16/18 field, which had net production for the quarter ended June 30, 2011 of 2.6 MBOED. Net proved reserves for the field were 84% oil.
•	Main Pass 73 Field. We have a 100% working interest in and operate the Main Pass 73 field, which is in close proximity to the Main Pass 61 field. This field consists of Outer Continental Shelf (“OCS”) blocks Main Pass 72, 73, and 74. Average net production from this field for the quarter ended June 30, 2011 was 2.3 MBOED. Net proved reserves for the field were 77% oil.

Our average daily production for the year ended June 30, 2011 was 34.6 MBOE per day, of which 68% was oil. Our average daily production for the quarter ended June 30, 2011 was 42.1 MBOE per day, of which approximately 67% was oil. We operate or have an interest in 419 gross producing wells in 41 producing fields. All of our properties are primarily located on the Louisiana Gulf Coast and in the Gulf of Mexico, with approximately 91% of our proved reserves located offshore. We believe this concentration facilitates our ability to manage the operated fields more efficiently, and our high number of wellbore locations provides diversification of our production and reserves. As of June 30, 2011, approximately 83% of our proved reserves were on properties we operate.

We intend to grow our reserve base through our drilling program and further strategic acquisitions of oil and natural gas properties. We believe the mature legacy fields on our acquired properties lend themselves well to our aggressive exploitation strategy. We have a seismic database covering approximately 5,150 square miles, primarily focused on our existing operations. We have identified approximately 190 drilling opportunities on our fields and anticipate drilling 2 – 3 wells in our ultra-deep shelf program that could materially increase our reserve base should it prove successful. Our Board of Directors (“Board”) has approved an initial fiscal 2012 capital budget, excluding any potential acquisitions, but including abandonment costs, of approximately $450 million ($428 million prior to plugging and abandonment costs).

Derivative Activities

We actively manage price risk and hedge a high percentage of our proved developed producing reserves to enhance revenue certainty and predictability. In connection with our acquisitions, we enter into hedging arrangements to minimize commodity downside exposure. We believe that our disciplined risk management strategy provides substantial price protection so that our cash flow is largely driven by production results rather than commodity prices. This greater price certainty allows us to efficiently allocate our capital resources and minimize our operating cost. For further information regarding our risk management activities, please read Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

Segment and Geographic Information

We operate as one segment as each of our operating areas have similar economic characteristics and each meet the criteria for aggregation as defined by accounting standards related to disclosures about segments of an enterprise and related information. As discussed above, all of our properties are primarily located in the U.S. Gulf Coast and in the Gulf of Mexico. For additional information about our business, including related financial information, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”

Marketing and Customers

We market substantially all of our oil and natural gas production from the properties we operate. We also market more than half of our oil and natural gas production from the fields we do not operate. The majority of our operated oil gas production is sold to a variety of purchasers under short-term (less than 12 months) contracts at market-based prices.

Shell Trading Company (“Shell”) accounted for approximately 61%, 62% and 65% of our total oil and natural gas revenues during the years ended June 30, 2011, 2010 and 2009, respectively. ExxonMobil Corporation (“ExxonMobil”) accounted for approximately 22% of our total oil and natural gas revenues during the year ended June 30, 2011. We also sell our production to a number of other customers, and we believe that those customers, along with other purchasers of oil and natural gas, would purchase all or substantially all of our production in the event that Shell and or ExxonMobil curtailed their purchases.

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

Business Strategy

Acquire Producing Assets.  Our acquisition strategy focuses on mature, producing assets that have a high percentage of oil. Our acquisition strategy is to target mature, oil-producing properties in the Gulf of Mexico and the U.S. Gulf Coast that have not been thoroughly depleted by prior operators. We believe these areas will provide us with an inventory of low-risk recompletion and extension opportunities in our geographic area of expertise. Since our inception in 2005, we have completed five major acquisitions, for total consideration of $2.5 billion to acquire 141 MMBOE of net proved reserves. In connection with our acquisitions, we generally enter into hedging arrangements to protect a portion of the acquisition economics.

We regularly engage in discussions with potential sellers regarding acquisition opportunities. These acquisition efforts may involve our participation in auction processes, as well as situations in which we believe we are the only party or one of a limited number of potential buyers in negotiations with the potential seller. These acquisition efforts can involve assets that, if acquired, would have a material effect on our financial condition and results of operations. We finance acquisitions with a combination of funds from our equity offerings, debt offerings, bank borrowings and cash generated from operations.

Exploit and Explore Core Properties.  We intend to focus our efforts on exploitation of acquired properties through production optimization, infill drilling, and extensive field studies of the primary reservoirs. Our goal is to exploit the properties that we acquire to achieve at least a 20% increase in present value of the properties after acquisition. We will consider increasing our commodity derivative positions as we increase production to mitigate the impact of commodity price volatility on our business and to help protect our investments.

Explore the Ultra-Deep Shelf.  Using a portion of our exploration budget, we explore for reserves on the ultra-deep shelf (depths in excess of 25,000 feet and water depths of less than 150 feet) of the Gulf of Mexico, for each target that we believe has potential for significant reserves. Since 2008, we have partnered with McMoRan Exploration Company to explore the ultra-deep shelf. Including the Davy Jones discovery well and Blackbeard West well, the McMoRan-operated partnership (in which we have various interests) has identified approximately 15 ultra-deep shelf prospects in shallow water near existing infrastructure. The Partnership’s short term sub-salt shelf drilling plans include 2 to 3 exploratory wells. We have participated in five wells to date with our participations ranging from approximately 16% to 20%. Of these wells, one has been temporarily abandoned pending further evaluation, two are temporarily abandoned pending facilities and completions later this fiscal year and two are currently drilling. We target to spend less than 15% of our cash flow on our exploration activities on the ultra-deep shelf.

Business Strengths

Significant Technical Expertise.  We have assembled a technical staff with an average of over 26 years of industry experience. Our technical staff has specific expertise in developing our core properties. Additionally, members of our senior management team average over 29 years of operating experience in the Gulf of Mexico. We also own an extensive core focused seismic database covering approximately 5,150 square miles, which assists us in identifying attractive development and exploration drilling opportunities.

Oil Focus.  We believe we have a higher percentage of oil in our reserves and production as compared to many of our peers. Given the current commodity price environment and resulting disparity between oil and natural gas prices on a BOE basis, we believe our high percentage of oil reserves compared to our overall reserve base has provided us with an economic advantage. Additionally, the production decline curve of oil is typically lower than a comparable natural gas decline curve, resulting in longer term production on current reserves. Our net proved reserves as of June 30, 2011 were approximately 66% oil.

Operating Control.  As the operator of a property, we are afforded greater control of the optimization of production, the timing and amount of capital expenditures and the operating parameters and costs of our projects. As of June 30, 2011, approximately 83% of our proved reserves are located on properties operated by us.

Geographically Focused Properties in the Gulf of Mexico.  We operate geographically focused producing reserves located in the Gulf of Mexico waters and the U. S. Gulf Coast that give us the opportunity to minimize logistical costs and reduce staffing requirements. Our experience in the Gulf of Mexico has led us to focus our efforts in that particular region, where we are familiar with the fields, drilling and production trends. We believe our asset base is characterized by lower-risk mature properties which have significant well control and predictable production profiles.

Government Regulation

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

Regulations affecting production.  The jurisdictions in which we operate generally require permits for drilling operations, drilling bonds and operating reports and impose other requirements relating to the exploration and production of oil and gas. Such jurisdictions also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells, the spacing, plugging and abandonment of such wells, restrictions on venting or flaring natural gas and requirements regarding the ratability of production.

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

Regulations affecting sales.  The sales prices of oil, natural gas liquids and natural gas are not presently regulated but rather are set by the market. We cannot predict, however, whether new legislation to regulate the price of energy commodities might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, the proposals might have on the operations of the underlying properties.

The Federal Energy Regulatory Commission (“FERC”) regulates interstate natural gas pipeline transportation rates and service conditions, which affect the marketing of gas we produce, as well as the revenues we receive for sales of such production. The price and terms of access to pipeline transportation are subject to extensive federal and state regulation. The FERC is continually proposing and implementing new rules and regulations affecting interstate transportation. These initiatives also may affect the intrastate transportation of natural gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. We do not believe that we will be affected by any such FERC action in a manner materially differently than other natural gas producers in our areas of operation.

The price we receive from the sale of oil and natural gas liquids is affected by the cost of transporting those products to market. Interstate transportation rates for oil, natural gas liquids and other products are regulated by the FERC. The FERC has established an indexing system for changing the interstate transportation rates for oil pipelines, which allows such pipelines to take an annual inflation-based rate increase. We are not able to predict with any certainty what effect, if any, these regulations will have on us, but, other factors being equal, the regulations may, over time, tend to increase transportation costs which may have the effect of reducing wellhead prices for oil and natural gas liquids.

Market manipulation and market transparency regulations.  Under the Energy Policy Act of 2005 (“EPAct 2005”), FERC possesses regulatory oversight over natural gas markets, including the purchase, sale and transportation of natural gas by “any entity” in order to enforce the anti-market manipulation provisions in the EPAct 2005. The Commodity Futures Trading Commission (“CFTC”) also holds authority to monitor certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act. Likewise, the Federal Trade Commission (“FTC”) holds authority to monitor wholesale petroleum markets pursuant to the Federal Trade Commission Act and the Energy Independence and Security Act of 2007. With regard to our physical purchases and sales of natural gas, natural gas liquids, and crude oil, our gathering or transportation of these energy commodities, and any related hedging activities that we undertake, we are required to observe these anti-market manipulation laws and related regulations enforced by FERC, FTC and/or the CFTC. These agencies hold substantial enforcement authority, including the ability to assess civil penalties of up to $1 million per day per violation, order disgorgement of profits, and recommend criminal penalties. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third party damage claims by, among others, sellers, royalty owners and taxing authorities.

FERC has issued certain market transparency rules pursuant to its EPAct 2005 authority, which may affect some or all of our operations. FERC issued a final rule in 2007, as amended by subsequent orders on rehearing (“Order 704”), which requires wholesale buyers and sellers of more than 2.2 million MMBtu of physical natural gas in the previous calendar year, including natural gas producers, gatherers, processors, and marketers, to report, on May 1 of each year beginning in 2009, aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to, or may contribute to, the formation of price indices, as explained in the order. It is the responsibility of the reporting entity to determine which transactions should be reported based on the guidance of Order 704. In addition, on November 20, 2008, FERC issued a final rule pursuant to its EPAct 2005 authority regarding daily scheduled flows and capacity posting requirements, as amended by subsequent orders on rehearing (“Order 720”). Under Order 720, certain non-interstate pipelines delivering, on an annual basis, more than an average of 50 million MMBtu of gas over the previous three (3) calendar years, are required to post certain information daily regarding the pipeline’s capacity and scheduled flows for each receipt and delivery point that has a design capacity equal to or greater than 15,000 MMBtu per day. Over the previous three (3) calendar years, we have delivered, on average, less than 50 million MMBtu of gas, and therefore we believe that we are currently exempt from Order 720.

Oil Pipeline Regulations.  We own interests in FERC-regulated oil pipelines and have interstate tariffs on file with the FERC setting forth our interstate transportation rates and charges and the rules and regulations applicable to our jurisdictional transportation service. The FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act (ICA). In October 1992, Congress passed the Energy Policy Act of 1992 (“EPAct of 1992”), which, among other things, required the FERC to issue rules to establish a simplified and generally applicable ratemaking methodology for petroleum pipelines and to streamline procedures in petroleum pipeline proceedings. The FERC responded to this mandate by establishing a methodology for petroleum pipelines to change their rates within prescribed ceiling levels that are tied to an inflation index. Pipelines are allowed to raise their rates to the rate ceiling level generated by application of the index. If the methodology reduces the ceiling level such that it is lower than a pipeline’s filed rate, the pipeline must reduce its rate to conform to the lower ceiling unless doing so would reduce a rate “grandfathered” by EPAct (see below) to below the grandfathered level. A pipeline must, as a general rule, use the indexing methodology to change its rates. Alternatives to the indexing approach that may be used in certain specified circumstances are retained cost-of-service ratemaking, market-based rates, agreement with an unaffiliated shipper, and settlement. The FERC’s indexing methodology is subject to review every five years. On December 16, 2010, the FERC established a new price index — the Producer Price Index for Finished Goods plus 2.65% — for the five-year period beginning July 1, 2011. Requests for rehearing were filed challenging the appropriateness of FERC’s new index. FERC denied rehearing in May 2011 and the new index may be subject to further challenge (for example, on appeal). FERC’s rate-making methodologies limit our ability to set rates that we might otherwise be able to charge, may delay the use of rates that reflect increased costs or reduced volumes and subject us to operational, reporting and other requirements.

Under EPAct of 1992, petroleum pipeline rates in effect for the 365-day period ending on the date of enactment of EPAct of 1992 are deemed to be just and reasonable under the ICA, if such rates had not been subject to complaint, protest or investigation during that 365-day period. Generally, complaints against such “grandfathered” rates may only be pursued if the complainant can show that a substantial change has occurred since the enactment of EPAct of 1992 in either the economic circumstances of the oil pipeline or in the nature of the services provided that were a basis for the rate. EPAct places no such limit on challenges to a provision of an oil pipeline tariff as unduly discriminatory or preferential.

The FERC generally has not investigated rates on its own initiative when those rates have not been the subject of a protest or complaint by a shipper. Shippers may challenge at FERC through protests any proposed, pending interstate oil pipeline rate changes or changes in the rules and regulations governing our transportation service. Shippers may also challenge FERC through complaints regarding effective interstate oil pipeline transportation rates or rules and regulations. Interstate oil pipelines must provide transportation service that is not unduly preferential or unduly discriminatory.

Outer Continental Shelf Pipelines.  The Outer Continental Shelf (“OCS”) Lands Act requires that all pipelines operating on or across the OCS provide open access, non-discriminatory transportation service. In June 2008, the Minerals Management Service (now replaced by the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE”) issued a final rule establishing formal and informal complaint procedures for shippers that believe they have been denied open and nondiscriminatory access to transportation on the OCS. We do not expect the rule to have an impact on our operations or results.

Gathering regulations.  Section 1(b) of the federal Natural Gas Act (“NGA”) exempts natural gas gathering facilities from the jurisdiction of FERC under the NGA. We own certain natural gas pipelines that we believe meet the traditional tests that FERC has used to establish a pipeline’s status as a gatherer not subject to FERC jurisdiction. The distinction between FERC-regulated transmission facilities and federally unregulated gathering facilities is, however, the subject of substantial, on-going litigation, so the classification and regulation of our gathering lines may be subject to change based on future determinations by FERC, the courts or the U.S. Congress.

State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and in some instances complaint-based rate regulation. Our gathering operations may also be subject to state ratable take and common purchaser statutes, designed to prohibit discrimination in favor of one producer over another or one source of supply over another. The regulations under these statutes can have the effect of imposing some restrictions on our ability as an owner of gathering facilities to decide with whom we contract to gather natural gas. In addition, our natural gas gathering operations could be adversely affected should they be subject to more stringent application of state or federal regulation of rates and services, though we do not believe that we would be affected by any such action in a manner differently than other companies in our areas of operation.

Environmental Regulations

Various federal, state and local laws and regulations relating to the protection of the environment, including the discharge of materials into the environment, may affect our exploration, development and production operations and the costs of those operations. These laws and regulations, among other things, govern the amounts and types of substances that may be released into the environment, the issuance of permits to conduct exploration, drilling and production operations, the handling, discharge and disposition of waste materials, the reclamation and abandonment of wells, sites and facilities, financial assurance under the Oil Pollution Act of 1990 and the remediation of contaminated sites. These laws and regulations may impose liabilities for noncompliance and contamination resulting from our operations and may require suspension or cessation of operations in affected areas.

The environmental laws and regulations applicable to us and our operations include, among others, the following United States federal laws and regulations:

•	Clean Air Act, and its amendments, which governs air emissions;
•	Clean Water Act, which governs discharges of pollutants into waters of the United States;
•	Comprehensive Environmental Response, Compensation and Liability Act, which imposes strict liability where releases of hazardous substances have occurred or are threatened to occur (commonly known as “Superfund”);
•	Resource Conservation and Recovery Act, which governs the management of solid waste;
•	Endangered Species Act, Marine Protected Areas, Marine Mammal Protection Act, Migratory Bird Treaty Act, which governs the protection of animals, flora and fauna;
•	Oil Pollution Act of 1990, which imposes liabilities resulting from discharges of oil into navigable waters of the United States;
•	Emergency Planning and Community Right-to-Know Act, which requires reporting of toxic chemical inventories;
•	Safe Drinking Water Act, which governs underground injection and disposal activities; and
•	U.S. Department of Interior regulations, which impose liability for pollution cleanup and damages.

Climate Change.  Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, international negotiations to address climate change have occurred. The United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol,” became effective on February 16, 2005 as a result of these negotiations, but the United States did not ratify the Kyoto Protocol. At the end of 2009, an international conference to develop a successor to the Kyoto Protocol issued a document known as the Copenhagen Accord. Pursuant to the Copenhagen Accord, the United States submitted a greenhouse gas emission reduction target of 17 percent compared to 2005 levels. We continue to monitor the international efforts to address climate change. Their effect on our operations cannot be determined with any certainty at this time.

The U.S. Congress has considered legislation to reduce emissions of greenhouse gases; however, it is uncertain at this time whether, and in what form, such legislation will be adopted in the United States. Both President Obama and the Administrator of the EPA have expressed support for legislation to restrict or regulate emissions of greenhouse gases. In addition, several states, either individually or through multi-state regional initiatives, have already passed laws, adopted regulations or undertaken regulatory activity to reduce emissions of greenhouse gases, primarily through the planned development of emission inventories or regional greenhouse gas cap-and-trade programs. Depending on the particular program, we could be required to purchase and surrender allowances for greenhouse gas emissions resulting from our operations, prepare an inventory of greenhouse gas emissions resulting from our operations, or pay a tax on the greenhouse gas emissions resulting from our operations.

Even in the absence of federal legislation, the EPA has begun to regulate greenhouse gas emissions from both mobile and stationary sources. In 2009, the EPA published its finding that greenhouse gases contribute to air pollution that may endanger public health or welfare. Thereafter, the EPA adopted a comprehensive national system for reporting emissions of greenhouse gases for major sources of emissions. On September 22, 2009, the EPA finalized a greenhouse gas reporting rule that requires large sources of greenhouse gas emissions to monitor, maintain records on, and annually report their greenhouse gas emissions. On November 8, 2010, the EPA also issued greenhouse gas monitoring and reporting regulations for petroleum and natural gas facilities, including offshore petroleum and natural gas production facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year that went into effect on December 30, 2010. The rule requires reporting of greenhouse gas emissions by regulated facilities to the EPA by March 2012 for emissions during 2011 and annually thereafter. In 2010, the EPA also issued a final rule, known as the “Tailoring Rule,” that makes certain large stationary sources and modification projects subject to permitting requirements for greenhouse gas emissions under the Clean Air Act. The EPA’s greenhouse gas rules are currently undergoing legal challenges and numerous other petitions are pending at the EPA from states and environmental groups seeking additional regulation of a variety of additional sources of greenhouse gas emissions. It is not possible at this time to predict what legislation or new regulations may be adopted to address greenhouse gas emissions or how the adoption of such legislation or regulations would impact our business. However, any new federal, regional or state restrictions on emissions of greenhouse gases imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions, which could have a material adverse effect on our business and the demand for the oil and natural gas we produce.

Legislation or regulations that may be adopted to address climate change could also affect the markets for our products by making our products more or less desirable than competing sources of energy. To the extent that our products are competing with higher greenhouse gas emitting energy sources such as coal, our products would become more desirable in the market with more stringent limitations on greenhouse gas emissions. To the extent that our products are competing with lower greenhouse gas emitting energy sources such as solar and wind, our products would become less desirable in the market with more stringent limitations on greenhouse gas emissions. We cannot predict with any certainty at this time how these possibilities may affect our operations.

The majority of scientific studies on climate change suggest that stronger storms may occur in the future in the areas where we operate, although the scientific studies are not unanimous. Due to their location, our operations in the Gulf of Mexico are vulnerable to operational and structural damages resulting from hurricanes and other severe weather systems and our insurance may not cover all associated losses. As discussed below in “Plugging, Abandonment and Decommissioning,” we are taking steps to mitigate physical risks from storms, but no assurance can be given that future storms will not have a material adverse effect on our business.

The ultimate financial impact of these environmental laws and regulations is neither clearly known nor easily determined as new standards are enacted and new interpretations of existing standards are rendered. Environmental laws and regulations are expected to have an increasing impact on our operations. In addition, any non-compliance with such laws could subject us to material administrative, civil or criminal penalties, or other liabilities. Potential permitting costs are variable and directly associated with the type of facility and its geographic location. For example, costs may be incurred for air emission permits, spill contingency requirements, and discharge or injection permits. These costs are considered a normal, recurring cost of our ongoing operations.

In April 2010, there was a fire and explosion aboard the Deepwater Horizon drilling platform in ultra deep water in the Gulf of Mexico. As a result of the explosion and ensuing fire, the rig sank, causing loss of life, and created a major oil spill that produced economic, environmental and natural resource damage in the Gulf Coast region. In response to the explosion and spill, the BOEMRE issued a series of “Notices to Lessees” (“NTLs”), and other changes in regulations. In addition, the Bureau of Ocean Energy Management, Regulation and Enforcement (the “BOEMRE,” formerly the Minerals Management Service), of the United States Department of the Interior implemented a six-month moratorium on drilling activities which began in May 2010. There also continue to be many proposed changes in laws, regulations, guidance and policy in response to the Deepwater Horizon explosion and spill. After the moratorium ended in 2010, it was not until March 2011 that a few deep water drilling permits were issued to continue drilling activities that had commenced prior to the Deepwater Horizon incident. The most significant regulation changes in the last twelve months are regulations related to potential environmental impacts, spill response documentation, compliance reviews, operator practices related to safety and implementing a safety and environmental management system. The new regulations and increased review process increases the time to obtain drilling permits and increases the cost of operations. As these new regulations and guidance continues to evolve, we cannot estimate the cost and impact to our business at this time.

We believe our operations are in compliance with applicable environmental laws and regulations. We expect to continue making expenditures on a regular basis relating to environmental compliance. We maintain insurance coverage for spills, pollution and certain other environmental risks, although we are not fully insured against all such risks. Our insurance coverage provides for the reimbursement to us of costs incurred for the containment and clean-up of materials that may be suddenly and accidentally released in the course of our operations, but such insurance does not fully insure pollution and similar environmental risks. We do not anticipate that we will be required under current environmental laws and regulations to expend amounts that will have a material adverse effect on our consolidated financial position or our results of operations. However, since environmental costs and liabilities are inherent in our operations and in the operations of companies engaged in similar businesses and since regulatory requirements frequently change and may become more stringent, there can be no assurance that material costs and liabilities will not be incurred in the future. Such costs may result in increased costs of operations and acquisitions and decreased production.

Securities Regulations

Enterprises that sell securities in public markets are subject to regulatory oversight by agencies such as the SEC. In addition, we are required to comply with the rules of the NASDAQ and the AIM. This regulatory oversight imposes the responsibility on us for establishing and maintaining disclosure controls and procedures and internal controls over financial reporting, and ensuring that the financial statements and other information included in submissions to the SEC do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in such submissions not misleading. Failure to comply with the rules and regulations of the SEC could subject our company to litigation from public or private plaintiffs. Failure to comply with the rules of the NASDAQ or AIM could result in the delisting of our common stock, which would have an adverse effect on the liquidity and market value of our common stock. Compliance with some of these regulations is costly and regulations are subject to change or reinterpretation.

Employees

We had 186 employees at June 30, 2011. At June 30, 2011, we had no employees represented by labor unions or covered by any collective bargaining agreement. We believe that relations with our employees are good.

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

Our Web site address is www.energyxxi.com. We make available, free of charge on or through our Web site, our Annual Report on Form 10-K, proxy statement, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Information contained on, or accessible through, our website is not incorporated by reference into this Form 10-K.

Item 1A. Risk Factors

Risks Related to Our Business

The nature of our business involves numerous uncertainties and operating risks that can prevent us from realizing profits and can cause substantial losses.

We engage in exploration and development drilling activities, which are inherently risky. These activities may be unsuccessful for many reasons. In addition to a failure to find oil or natural gas, drilling efforts can be affected by adverse weather conditions (such as hurricanes and tropical storms in the U.S. Gulf of Mexico), cost overruns, equipment shortages and mechanical difficulties. Therefore, the successful drilling of an oil or gas well does not ensure we will realize a profit on our investment. A variety of factors, both geological and market-related, could cause a well to become uneconomic or only marginally economic. In addition to their costs, unsuccessful wells could impede our efforts to replace reserves.

Our business involves a variety of operating risks, which include, but are not limited to:

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

Our production, revenue and cash flow from operating activities are derived from assets that are concentrated in a single geographic area, making us vulnerable to risks associated with operating in one geographic area.

Unlike other entities that are geographically diversified, we do not have the resources to effectively diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating acquisitions only in the Gulf of Mexico and the U.S. Gulf Coast, our lack of diversification may:

•	subject us to numerous economic, competitive and regulatory developments, any or all of which may have an adverse impact upon the particular industry in which we operate; and
•	result in our dependency upon a single or limited number of hydrocarbon basins.

In addition, the geographic concentration of our properties in the Gulf of Mexico and the U.S. Gulf Coast means that some or all of the properties could be affected should the region experience:

•	severe weather, such as hurricanes and other adverse weather conditions;
•	delays or decreases in production, the availability of equipment, facilities or services;
•	delays or decreases in the availability of capacity to transport, gather or process production; and/or
•	changes in the regulatory environment.

For example, the oil and gas properties that we acquired in April 2006 were damaged by both Hurricanes Katrina and Rita, and again by Hurricanes Gustav and Ike and the oil and gas properties that we acquired in June 2007 were damaged by Hurricanes Katrina and Rita. This damage required us to spend time and capital on inspections, repairs, debris removal, and the drilling of replacement wells. In accordance with industry practice, we maintain insurance against some, but not all, of these risks and losses. For additional information, please read “— Our insurance may not protect us against business and operating risks.”

Because all or a number of the properties could experience many of the same conditions at the same time, these conditions could have a relatively greater impact on our results of operations than they might have on other producers who have properties over a wider geographic area.

Oil and natural gas prices are volatile, and a substantial or extended decline in oil and natural gas prices would adversely affect our financial results and impede our growth.

Our financial condition, revenues, profitability and carrying value of our properties depend upon the prevailing prices and demand for oil and natural gas. Commodity prices also affect our cash flow available for capital expenditures and our ability to access funds under our revolving credit facility and through the capital markets. The amount available for borrowing under our revolving credit facility is subject to a borrowing base, which is determined by our lenders taking into account our estimated proved reserves and is subject to semi-annual redeterminations based on pricing models determined by the lenders at such time. The markets for these commodities are volatile and even relatively modest drops in prices can affect our financial results and impede our growth.

Natural gas and oil prices historically have been volatile and are likely to continue to be volatile in the future, especially given current geopolitical and economic conditions. For example, the NYMEX crude oil spot price per barrel for the period between January 1, 2011 and June 30, 2011 ranged from a high of $113.93 to a low of $84.32 and the NYMEX natural gas spot price per MMBtu for the period January 1, 2011 to June 30, 2011 ranged from a high of $4.85 to a low of $3.78. Prices for oil and natural gas fluctuate widely in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors beyond our control, such as:

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

Further, oil prices and natural gas prices do not necessarily fluctuate in direct relationship to each other. Lower oil and natural gas prices may not only decrease our expected future revenues on a per unit basis but also may reduce the amount of oil and natural gas that we can produce economically. This may result in us having to make downward adjustments to our estimated proved reserves and could have a material adverse effect on our financial condition and results of operations.

Our actual recovery of reserves may differ from our proved reserve estimates.

This Form 10-K contains estimates of our proved oil and gas reserves. Estimating crude oil and natural gas reserves is complex and inherently imprecise. It requires interpretation of the available technical data and making many assumptions about future conditions, including price and other economic conditions. In preparing such estimates, projection of production rates, timing of development expenditures and available geological, geophysical, production and engineering data are analyzed. The extent, quality and reliability of this data can vary. This process also requires economic assumptions about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. If our interpretations or assumptions used in arriving at our reserve estimates prove to be inaccurate, the amount of oil and gas that will ultimately be recovered may differ materially from the estimated quantities and net present value of reserves owned by us. Any inaccuracies in these interpretations or assumptions could also materially affect the estimated quantities of reserves shown in the reserve reports summarized in this Form 10-K. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses, decommissioning liabilities and quantities of recoverable oil and gas reserves most likely will vary from estimates. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

We may be limited in our ability to maintain or book additional proved undeveloped reserves under the SEC’s rules.

We have included in this Form 10-K certain estimates of our proved reserves as of June 30, 2011 prepared in a manner consistent with our and our independent petroleum consultant’s interpretation of the SEC rules relating to modernizing reserve estimation and disclosure requirements for oil and natural gas companies. Included within these SEC reserve rules is a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be classified as such if a development plan has been adopted indicating that they are scheduled to be drilled within five years of the date of booking. This rule may limit our potential to book additional proved undeveloped reserves as we pursue our drilling program. Further, if we postpone drilling of proved undeveloped reserves beyond this five-year development horizon, we may have to write off reserves previously recognized as proved undeveloped. During the year ended June 30, 2011 we reduced our proved reserve estimates by 3.7 MMBOE due to the five year development rule.

As of June 30, 2011, approximately 30% of our total proved reserves were undeveloped and approximately 19% of our total proved reserves were developed non-producing. There can be no assurance that all of those reserves will ultimately be developed or produced.

While we have plans or are in the process of developing plans for exploiting and producing a majority of our proved reserves, there can be no assurance that all of those reserves will ultimately be developed or produced. We are not the operator with respect to approximately 18% of our proved undeveloped reserves, so we may not be in a position to control the timing of all development activities. Furthermore, there can be no assurance that all of our undeveloped and developed non-producing reserves will ultimately be produced during the time periods we have planned, at the costs we have budgeted, or at all, which could result in the write-off of previously recognized reserves.

Unless we replace crude oil and natural gas reserves, our future reserves and production will decline.

A large portion of our drilling activity is located in mature oil-producing areas of the U.S. Gulf of Mexico shelf. Accordingly, increases in our future crude oil and natural gas production depend on our success in finding or acquiring additional reserves. If we are unable to replace reserves through drilling or acquisitions, our level of production and cash flows will be adversely affected. In general, production from oil and gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Our total proved reserves decline as reserves are produced unless we conduct other successful exploration and development activities or acquire properties containing proved reserves, or both. Our ability to make the necessary capital investment to maintain or expand our asset base of crude oil and natural gas reserves would be impaired to the extent cash flow from operations is reduced and external sources of capital become limited or unavailable. We may not be successful in exploring for, developing or acquiring additional reserves. We also may not be successful in raising funds to acquire additional reserves.

Relatively short production periods or reserve lives for U.S. Gulf of Mexico properties subject us to higher reserve replacement needs and may impair our ability to reduce production during periods of low oil and natural gas prices.

High production rates generally result in recovery of a relatively higher percentage of reserves from properties in the U.S. Gulf of Mexico during the initial few years when compared to other regions in the United States. Typically, 50% of the reserves of properties in the U.S. Gulf of Mexico are depleted within three to four years. Due to high initial production rates, production of reserves from reservoirs in the U.S. Gulf of Mexico generally decline more rapidly than from other producing reservoirs. The vast majority of our existing operations are in the U.S. Gulf of Mexico. As a result, our reserve replacement needs from new prospects may be greater than those of other oil and gas companies with longer-life reserves in other producing areas. Also, our expected revenues and return on capital will depend on prices prevailing during these relatively short production periods. Our need to generate revenues to fund ongoing capital commitments or repay debt may limit our ability to slow or shut in production from producing wells during periods of low prices for oil and natural gas.

Our offshore operations involve special risks that could affect our operations adversely.

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

Shallow water ultra-deep shelf wells may require equipment that may delay development and incur longer drilling times, which may increase costs.

We have participated in five shallow-water ultra-deep shelf wells to date. Of these wells, one has been temporarily abandoned pending further evaluation, two are temporarily abandoned pending facilities and completions later this fiscal year and two are currently drilling. These projects have similar geological characteristics as deepwater prospects with a potential for significant reserves. The shallow water ultra-deep wells are some of the deepest wells ever drilled in the world and are subject to very high pressures and temperatures. The drilling, logging and completion techniques are near the limits of existing technologies. As a result, new technologies and techniques are being developed to deal with these challenges. The use of advanced drilling technologies involves a higher risk of technological failure and potentially higher costs. In addition, there can be delays in completion due to necessary equipment that is specially ordered to handle the challenges of ultra-deep wells.

Deepwater operations present special risks that may adversely affect the cost and timing of reserve development.

Currently, we have minority, non-operated interests in three deepwater fields, Viosca Knoll 822/823, Viosca Knoll 821 and Viosca Knoll 1003. We may evaluate additional activity in the deepwater U.S. Gulf of Mexico in the future. Exploration for oil or natural gas in the deepwater of the U.S. Gulf of Mexico generally involves greater operational and financial risks than exploration on the shelf. Deepwater drilling generally requires more time and more advanced drilling technologies, involving a higher risk of technological failure and usually higher drilling costs. Deepwater wells often use subsea completion techniques with subsea trees tied back to host production facilities with flow lines. The installation of these subsea trees and flow lines requires substantial time and the use of advanced remote installation mechanics. These operations may encounter mechanical difficulties and equipment failures that could result in cost overruns. Furthermore, the deepwater operations generally lack the physical and oilfield service infrastructure present on the shelf. As a result, a considerable amount of time may elapse between a deepwater discovery and the marketing of the associated oil or natural gas, increasing both the financial and operational risk involved with these operations. Because of the lack and high cost of infrastructure, some reserve discoveries in the deepwater may never be produced economically.

Our insurance may not protect us against all of the operating risks to which our business is exposed.

We maintain insurance for some, but not all, of the potential risks and liabilities associated with our business. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. Due to market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance policies are economically unavailable or available only for reduced amounts of coverage. Consistent with industry practice, we are not fully insured against all risks, including high-cost business interruption insurance and drilling and completion risks that are generally not recoverable from third parties or insurance. In addition, pollution and environmental risks generally are not fully insurable. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our financial condition and results of operations. Due to a number of catastrophic events like the terrorist attacks on September 11, 2001, Hurricanes Ivan, Katrina, Rita, Gustav and Ike, and the April 20, 2010 Deep Water Horizon incident, insurance underwriters increased insurance premiums for many of the coverages historically maintained and issued general notices of cancellation and significant changes for a wide variety of insurance coverages. The oil and natural gas industry suffered damage from Hurricanes Ivan, Katrina, Rita, Gustav and Ike. As a result, insurance costs have increased significantly from the costs that similarly situated participants in this industry have historically incurred. Insurers are requiring higher retention levels and limit the amount of insurance proceeds that are available after a major wind storm in the event that damages are incurred. If storm activity in the future is as severe as it was in 2005 or 2008, insurance underwriters may no longer insure U.S. Gulf of Mexico assets against weather-related damage. In addition, we do not intend to put in place business interruption insurance due to its high cost. This insurance may not be economically available in the future, which could adversely impact business prospects in the U.S. Gulf of Mexico and adversely impact our operations. If an accident or other event resulting in damage to our operations, including severe weather, terrorist acts, war, civil disturbances, pollution or environmental damage, occurs and is not fully covered by insurance or a recoverable indemnity from a vendor, it could adversely affect our financial condition and results of operations. Moreover, we may not be able to maintain adequate insurance in the future at rates we consider reasonable or be able to obtain insurance against certain risks.

Competition for oil and gas properties and prospects is intense and some of our competitors have larger financial, technical and personnel resources that could give them an advantage in evaluating and obtaining properties and prospects.

We operate in a highly competitive environment for reviewing prospects, acquiring properties, marketing oil and gas and securing trained personnel. Many of our competitors are major or independent oil and gas companies that possess and employ financial resources that allow them to obtain substantially greater technical and personnel resources than ours. We actively compete with other companies when acquiring new leases or oil and gas properties. For example, new leases acquired from the BOEMRE are acquired through a “sealed bid” process and are generally awarded to the highest bidder. These additional resources can be particularly important in reviewing prospects and purchasing properties. Competitors may be able to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Competitors may also be able to pay more for productive oil and gas properties and exploratory prospects than we are able or willing to pay. Further, our competitors may be able to expend greater resources on the existing and changing technologies that we believe will impact attaining success in the industry. If we are unable to compete successfully in these areas in the future, our future revenues and growth may be diminished or restricted.

The present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated reserves.

This Form 10-K contains estimates of our future net cash flows from our proved reserves. We base the estimated discounted future net cash flows from our proved reserves on average prices for the preceding twelve-month period and costs in effect on the day of the estimate. However, actual future net cash flows from our natural gas and oil properties will be affected by factors such as:

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

As we carry out our planned drilling program, we will not serve as operator of all planned wells. We currently operate approximately 83% of our proved reserves. As a result, we may have limited ability to exercise influence over the operations of some non-operated properties or their associated costs. Dependence on the operator and other working interest owners for these projects, and limited ability to influence operations and associated costs could prevent the realization of targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

•	the timing and amount of capital expenditures;
•	the availability of suitable offshore drilling rigs, drilling equipment, support vessels, production and transportation infrastructure and qualified operating personnel;
•	the operator’s expertise and financial resources;
•	approval of other participants in drilling wells;
•	selection of technology; and
•	the rate of production of the reserves.

Each of these factors, including others, could materially adversely affect the realization of our targeted returns on capital in drilling or acquisition activities and lead to unexpected future costs.

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

We sell the majority of our production to two customers.

Shell Trading Company (“Shell”) accounted for approximately 61% and ExxonMobil Corporation (“ExxonMobil”) accounted for approximately 22% of our total oil and natural gas revenues during the year ended June 30, 2011. Our inability to continue to sell our production to Shell and or ExxonMobil, if not offset by sales with new or other existing customers, could have a material adverse effect on our business and operations.

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

Lower oil and gas prices and other factors have resulted, and in the future may result, in ceiling test write-downs and other impairments of our asset carrying values.

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

Our success depends on dedicated and skillful management and staff, whose departure could disrupt our business operations.

Our success depends on our ability to retain and attract experienced engineers, geoscientists and other professional staff. We depend to a large extent on the efforts, technical expertise and continued employment of these personnel and members of our management team. If a significant number of them resign or become unable to continue in their present role and if they are not adequately replaced, our business operations could be adversely affected.

Additionally, if John D. Schiller, Jr. ceases to be our chief executive officer (except as a result of his death or disability) and a reasonably acceptable successor is not appointed, the lenders under EGC’s Second Amended and Restated First Lien Credit Agreement could declare amounts outstanding thereunder immediately due and payable. Such an event could have a material adverse effect on our business and operations.

Risks Related to Our Risk Management Activities

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

We enter into derivative contracts to reduce the impact of natural gas and oil price volatility on our cash flow from operations. Currently, we use a combination of natural gas and crude oil put, swap and collar arrangements to mitigate the volatility of future natural gas and oil prices received on our production.

Our actual future production may be significantly higher or lower than we estimate at the time we enter into derivative contracts for such period. If the actual amount of production is higher than we estimate, we will have greater commodity price exposure than we intended. If the actual amount of production is lower than the notional amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale of the underlying physical commodity, resulting in a substantial decrease in our liquidity. As a result of these factors, our hedging activities may not be as effective as we intend in reducing the volatility of our cash flows, and in certain circumstances may actually increase the volatility of our cash flows. In addition, our price risk management activities are subject to the following risks:

•	a counterparty may not perform its obligation under the applicable derivative instrument;
•	production is less than expected;
•	there may be a change in the expected differential between the underlying commodity price in the derivative instrument and the actual price received; and
•	the steps we take to monitor our derivative financial instruments may not detect and prevent violations of our risk management policies and procedures.

Risks Related to Our Acquisition Strategy

Our acquisitions may be stretching our existing resources.

Since our inception in July 2005, we have made five major acquisitions and have become a reporting company in the United States. Future transactions may prove to stretch our internal resources and infrastructure. As a result, we may need to invest in additional resources, which will increase our costs. Any further acquisitions we make over the short term would likely intensify these risks.

We may be unable to successfully integrate the operations of the properties we acquire.

Integration of the operations of the properties we acquire with our existing business is a complex, time-consuming and costly process. Failure to successfully integrate the acquired businesses and operations in a timely manner may have a material adverse effect on our business, financial condition, results of operations and cash flows. The difficulties of combining the acquired operations include, among other things:

•	operating a larger organization;
•	coordinating geographically disparate organizations, systems and facilities;
•	integrating corporate, technological and administrative functions;
•	diverting management’s attention from other business concerns;
•	diverting financial resources away from existing operations;
•	an increase in our indebtedness; and
•	potential environmental or regulatory liabilities and title problems.

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

Our business strategy includes a continuing acquisition program, which may include acquisitions of exploration and production companies, producing properties and undeveloped leasehold interests. The successful acquisition of oil and natural gas properties requires assessments of many factors that are inherently inexact and may be inaccurate, including the following:

•	acceptable prices for available properties;
•	amounts of recoverable reserves;
•	estimates of future oil and natural gas prices;
•	estimates of future exploratory, development and operating costs;
•	estimates of the costs and timing of plugging and abandonment; and
•	estimates of potential environmental and other liabilities.

Our assessment of the acquired properties will not reveal all existing or potential problems nor will it permit us to become familiar enough with the properties to fully assess their capabilities and deficiencies. In the course of our due diligence, we historically have not physically inspected every well, platform or pipeline. Even if we had physically inspected each of these, our inspections may not have revealed structural and environmental problems, such as pipeline corrosion or groundwater contamination. We may not be able to obtain contractual indemnities from the seller for liabilities associated with such risks. We may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with our expectations. If an acquired property does not perform as originally estimated, we may have an impairment, which could have a material adverse effect on or financial position and results of operations.

Risks Related to Our Indebtedness and Access to Capital and Financing

Our level of indebtedness may limit our ability to borrow additional funds or capitalize on acquisition or other business opportunities.

As of June 30, 2011, we had total indebtedness of $1,113.4 million. Our leverage and the current and future restrictions contained in the agreements governing our indebtedness may reduce our ability to incur additional indebtedness, engage in certain transactions or capitalize on acquisition or other business opportunities. Our indebtedness and other financial obligations and restrictions could have financial consequences. For example, they could:

•	impair our ability to obtain additional financing in the future for capital expenditures, potential acquisitions, general business activities or other purposes;
•	increase our vulnerability to general adverse economic and industry conditions;
•	result in higher interest expense in the event of increases in interest rates since some of our debt is at variable rates of interest;
•	have a material adverse effect if we fail to comply with financial and restrictive covenants in any of our debt agreements, including an event of default if such event is not cured or waived;
•	require us to dedicate a substantial portion of future cash flow to payments of our indebtedness and other financial obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate requirements;
•	limit our flexibility in planning for, or reacting to, changes in our business and industry; and
•	place us at a competitive disadvantage to those who have proportionately less debt.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing our senior notes and our revolving credit facility do not fully prohibit us or our subsidiaries from doing so. At June 30, 2011, we and our subsidiary guarantors collectively had approximately $113.4 million of secured indebtedness and $1.0 billion of other indebtedness. If new debt or liabilities are added to our current debt level, the related risks that we now face could increase.

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

The covenants in the indentures governing our senior notes and our revolving credit facility impose restrictions that may limit our ability and the ability of our subsidiaries to take certain actions. Our failure to comply with these covenants could result in the acceleration of our outstanding indebtedness.

The indentures governing our senior notes and our revolving credit facility contains various covenants that limit our ability and the ability of our subsidiaries to, among other things:

•	incur dividend or other payment obligations;
•	incur indebtedness and issue preferred stock; or
•	sell or otherwise dispose of assets, including capital stock of subsidiaries.

If we breach any of these covenants, a default could occur. A default, if not waived, would entitle certain of our debt holders to declare all amounts borrowed under the breached indenture to become immediately due and payable, which could also cause the acceleration of obligations under certain other agreements and the termination of our credit facility. In the event of acceleration of our outstanding indebtedness, we cannot assure that we would be able to repay our debt or obtain new financing to refinance our debt. Even if new financing was made available to us, it may not be on terms acceptable to us.

We expect to have substantial capital requirements, and we may be unable to obtain needed financing on satisfactory terms.

We expect to make substantial capital expenditures for the acquisition, development, production, exploration and abandonment of oil and gas properties. Our capital requirements depend on numerous factors and we cannot predict accurately the timing and amount of our capital requirements. We intend to primarily finance our capital expenditures through cash flow from operations. However, if our capital requirements vary materially from those provided for in our current projections, we may require additional financing. A decrease in expected revenues or an adverse change in market conditions could make obtaining this financing economically unattractive or impossible.

The cost of raising money in the debt and equity capital markets may increase substantially while the availability of funds from those markets may diminish significantly. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets may increase as lenders and institutional investors could increase interest rates, impose tighter lending standards, refuse to refinance existing debt at maturity at all or on terms similar to our current debt and, in some cases, cease to provide funding to borrowers.

An increase in our indebtedness, as well as the credit market and debt and equity capital market conditions discussed above could negatively impact our ability to remain in compliance with the financial covenants under our revolving credit facility which could have a material adverse effect on our financial condition, results of operations and cash flows. If we are unable to finance our growth as expected, we could be required to seek alternative financing, the terms of which may be less favorable to us, or not pursue growth opportunities.

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

The borrowing base under our revolving credit facility may be reduced in the future if commodity prices decline, which will limit our available funding for exploration and development.

As of June 30, 2011, total outstanding borrowings under our revolving credit facility were $107.8 million and our current borrowing base was $750 million. We expect that the next determination of the borrowing base under our revolving credit facility will occur in the fall of 2011. If the new borrowing base is reduced, the new borrowing base is subject to approval by banks holding not less than 67% of the lending commitments under our revolving credit facility, and the final borrowing base may be lower than the level recommended by the agent for the bank group.

Our borrowing base is redetermined semi-annually by our lenders at their sole discretion. The lenders will redetermine the borrowing base based on an engineering report with respect to our natural gas and oil reserves, which will take into account the prevailing natural gas and oil prices at such time. In the future, we may not be able to access adequate funding under our revolving credit facility as a result of (1) a decrease in our borrowing base due to the outcome of a subsequent borrowing base redetermination, or (2) an unwillingness or inability on the part of our lending counterparties to meet their funding obligations. If oil and natural gas commodity prices deteriorate, the revised borrowing base under our revolving credit facility may be reduced. As a result, we may be unable to obtain adequate funding under our revolving credit facility or even be required to pay down amounts outstanding under our revolving credit facility to reduce our level of borrowing. If funding is not available when needed, or is available only on unfavorable terms, it could adversely affect our exploration and development plans as currently anticipated and our ability to make new acquisitions, each of which could have a material adverse effect on our production, revenues and results of operations.

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

Any future financial crisis may impact our business and financial condition. We may not be able to obtain funding in the capital markets on terms we find acceptable, or obtain funding under our revolving credit facility because of the deterioration of the capital and credit markets and our borrowing base.

The recent credit crisis and related turmoil in the global financial systems had an impact on our business and our financial condition, and we may face challenges if economic and financial market conditions deteriorate in the future. Historically, we have used our cash flow from operations and borrowings under our revolving credit facility to fund our capital expenditures and have relied on the capital markets to provide us with additional capital for large or exceptional transactions. A recurrence of the economic crisis could further reduce the demand for oil and natural gas and put downward pressure on the prices for oil and natural gas. Our current borrowing base under our revolving credit facility is $750 million.

In the future, we may not be able to access adequate funding under our revolving credit facility as a result of (1) a decrease in our borrowing base due to the outcome of a subsequent borrowing base redetermination, or (2) an unwillingness or inability on the part of our lending counterparties to meet their funding obligations. Declines in commodity prices, or a continuing decline in those prices, could result in a determination to lower the borrowing base in the future and, in such case, we could be required to repay any indebtedness in excess of the borrowing base. The turmoil in the financial markets has adversely impacted the stability and solvency of a number of large global financial institutions.

The recent credit crisis made it more difficult to obtain funding in the public and private capital markets. In particular, the cost of raising money in the debt and equity capital markets increased substantially while the availability of funds from those markets generally diminished significantly. Also, as a result of concerns about the general stability of financial markets and the solvency of specific counterparties, the cost of obtaining money from the credit markets increased as many lenders and institutional investors have increased interest rates, imposed tighter lending standards, refused to refinance existing debt at maturity or on terms similar to existing debt or at all, or, in some cases, ceased to provide any new funding. A return of these conditions could materially and adversely affect our company.

Risks Related to Environmental and Other Regulations

Our operations are subject to environmental and other government laws and regulations that are costly and could potentially subject us to substantial liabilities.

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

FERC regulates interstate natural gas transportation rates and service conditions, which affect the marketing of gas we produce, as well as the revenues we receive for sales of such production. Since the mid-1980s, FERC has issued various orders that have significantly altered the marketing and transportation of gas. These orders resulted in a fundamental restructuring of interstate pipeline sales and transportation services, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the city-gate sales services such pipelines previously performed. These FERC actions were designed to increase competition within all phases of the gas industry. The interstate regulatory framework may enhance our ability to market and transport our gas, although it may also subject us to greater competition and to the more restrictive pipeline imbalance tolerances and greater associated penalties for violation of such tolerances.

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

Under the EP Act 2005, FERC has civil penalty authority under the Natural Gas Act (“NGA”) to impose penalties for current violations of up to $1 million per day for each violation and disgorgement of profits associated with any violation. While our operations have not been regulated by FERC under the NGA, FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional entities to FERC annual reporting and daily scheduled flow and capacity posting requirements, as described more fully in Item 1 above. Additional rules and legislation pertaining to those and other matters may be considered or adopted by FERC from time to time. Failure to comply with those regulations in the future could subject us to civil penalty liability.

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

In April 2010, there was a fire and explosion aboard the Deepwater Horizon drilling platform in ultra deep water in the Gulf of Mexico. As a result of the explosion and ensuing fire, the rig sank, causing loss of life, and created a major oil spill that produced economic, environmental and natural resource damage in the Gulf Coast region. In response to the explosion and spill, the BOEMRE issued a series of “Notices to Lessees” (“NTLs”), and other significant changes in regulations. In addition, the BOEMRE implemented a six-month moratorium on drilling activities which began in May 2010. There also continue to be many proposed changes in laws, regulations, guidance and policy in response to the Deepwater Horizon explosion and spill. After the moratorium ended in 2010, it was not until March 2011 that a few deep water drilling permits were issued to continue drilling activities that had commenced prior to the Deepwater Horizon incident. The most significant regulation changes in the last twelve months are regulations related to potential environmental impacts, spill response documentation, compliance reviews, operator practices related to safety and implementing a safety and environmental management system. The new regulations and increased review process increases the time to obtain drilling permits and increases the cost of operations. As these new regulations and guidance continues to evolve, we cannot estimate the cost and impact to our business at this time.

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

The Deepwater Horizon explosion and ensuing oil spill could have broad adverse consequences affecting our operations in the Gulf of Mexico, some of which may be unforeseeable.

In April 2010, there was a fire and explosion aboard the Deepwater Horizon drilling platform in ultra deep water in the Gulf of Mexico. As a result of the explosion, ensuing fire and apparent failure of the blowout preventers, the rig sank and created a catastrophic oil spill that produced widespread economic, environmental and natural resource damage in the Gulf Coast region. In response to the explosion and spill, there have been many proposals by governmental and private constituencies to address the direct impact of the disaster and to prevent similar disasters in the future. Beginning in May 2010, the BOEMRE issued a series of notices to lessees and operators implementing a six-month moratorium on drilling activities in federal offshore waters and imposing a variety of new safety measures and permitting requirements.

In addition to the drilling restrictions, new safety measures and permitting requirements already issued by the BOEMRE, there have been numerous additional proposed changes in laws, regulations, guidance and policy in response to the Deepwater Horizon explosion and oil spill that could affect our operations and cause us to incur substantial losses or expenditures. Implementation of any one or more of the various proposed responses to the disaster could materially adversely affect operations in the Gulf of Mexico by raising operating costs, increasing insurance premiums, delaying drilling operations and increasing regulatory costs, and, further, could lead to a wide variety of other unforeseeable consequences that make operations in the Gulf of Mexico more difficult, more time consuming, and more costly. For example, a variety of amendments to the Oil Pollution Act of 1990 (“OPA”) have been proposed in response to the Deepwater Horizon incident. OPA and regulations adopted pursuant to OPA impose a variety of requirements related to the prevention of and response to oil spills into waters of the United States, including the Outer Continental Shelf (the “OCS”), which includes the Gulf of Mexico where we have substantial offshore operations. OPA subjects operators of offshore leases and owners and operators of oil handling facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil, natural resource damages, and economic damages suffered by persons adversely affected by an oil spill. OPA also requires owners and operators of offshore oil production facilities to establish and maintain evidence of financial responsibility to cover costs that could be incurred in responding to an oil spill. OPA currently requires a minimum financial responsibility demonstration of $35 million for companies operating on the OCS, although the Secretary of Interior may increase this amount up to $150 million in certain situations. Legislation has been proposed in Congress to amend OPA to increase the minimum level of financial responsibility to $300 million or more. If OPA is amended to increase the minimum level of financial responsibility to $300 million, we may experience difficulty in providing financial assurances sufficient to comply with this requirement. If we are unable to provide the level of financial assurance required by OPA, we may be forced to sell our properties or operations located on the OCS or enter into partnerships with other companies that can meet the increased financial responsibility requirement, and any such developments could have an adverse effect on the value of our offshore assets and the results of our operations. We cannot predict at this time whether OPA will be amended or whether the level of financial responsibility required for companies operating on the OCS will be increased.

New regulatory requirements and permitting procedures recently imposed by the BOEMRE could significantly delay our ability to obtain permits to drill new wells in offshore waters.

Subsequent to the Deepwater Horizon incident in the Gulf of Mexico, the BOEMRE issued a series of NTLs imposing new regulatory requirements and permitting procedures for new wells to be drilled in federal waters of the OCS. These new regulatory requirements include the following:

•	The Environmental NTL, which imposes new and more stringent requirements for documenting the environmental impacts potentially associated with the drilling of a new offshore well and significantly increases oil spill response requirements.
•	The Compliance and Review NTL, which imposes requirements for operators to secure independent reviews of well design, construction and flow intervention processes, and also requires certifications of compliance from senior corporate officers.
•	The Drilling Safety Rule, which prescribes tighter cementing and casing practices, imposes standards for the use of drilling fluids to maintain well bore integrity, and stiffens oversight requirements relating to blowout preventers and their components, including shear and pipe rams.
•	The Workplace Safety Rule, which requires operators to have a comprehensive safety and environmental management system in order to reduce human and organizational errors as root causes of work-related accidents and offshore spills.

Since the adoption of these new regulatory requirements, BOEMRE has been taking much longer to review and approve permits for new wells. Due to the extremely slow pace of permit review and approval, various industry sources have determined that BOEMRE may take six months or longer to approve applications for drilling permits that were previously approved in less than 30 days. The new rules also increase the cost of preparing each permit application and will increase the cost of each new well, particularly for wells drilled in deeper waters on the OCS.

Our sales of oil and natural gas, and any hedging activities related to such energy commodities, expose us to potential regulatory risks.

FERC holds statutory authority to monitor certain segments of the physical and futures energy commodities markets relevant to our business. These agencies have imposed broad regulations prohibiting fraud and manipulation of such markets. With regard to our physical sales of oil and natural gas, and any hedging activities related to these energy commodities, we are required to observe the market-related regulations enforced by these agencies, which hold enforcement authority. Failure to comply with such regulations, as interpreted and enforced, could materially and adversely affect our financial condition or results of operations.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the crude oil and natural gas that we produce.

In December 2009, the U.S. Environmental Protection Agency, or “EPA”, determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. The EPA recently adopted two sets of rules regulating greenhouse gas emissions under the Clean Air Act, one of which requires a reduction in emissions of greenhouse gases from motor vehicles and the other of which regulates emissions of greenhouse gases from certain large stationary sources, effective January 2, 2011. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified greenhouse gas emission sources in the United States, including petroleum refineries, on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010, as well as certain onshore oil and natural gas production facilities, on an annual basis, beginning in 2012 for emissions occurring in 2011.

In addition, the United States Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.

The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produced. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

The recent adoption of derivatives legislation by Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

Congress recently adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, including us that participate in that market. This legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was signed into law by President Obama on July 21, 2010 and requires the CFTC and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. In its rulemaking under the Act, the CFTC has proposed regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions or positions would be exempt from these position limits. It is not possible at this time to predict when the CFTC will finalize these regulations. The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil, natural gas liquids and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil, natural gas liquids and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition and our results of operations.

Our company and our subsidiaries may need to obtain bonds or other surety in order to maintain compliance with those regulations promulgated by the U.S. Bureau of Energy Management, Regulation and Enforcement, which, if required, could be costly and reduce borrowings available under our bank credit facility.

To cover the various obligations of lessees on the U.S. Outer Continental Shelf of the U.S. Gulf of Mexico, the BOEMRE generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be met. While we believe that we are currently exempt from the supplemental bonding requirements of the BOEMRE, the BOEMRE could re-evaluate our plugging obligations and increase them which could cause us to lose our exemption. The cost of these bonds or other surety could be substantial and there is no assurance that bonds or other surety could be obtained in all cases. In addition, we may be required to provide letters of credit to support the issuance of these bonds or other surety. Such letter of credit would likely be issued under our credit facility and would reduce the amount of borrowings available under such facility in the amount of any such letter of credit obligations. The cost of compliance with these supplemental bonding requirements could materially and adversely affect our financial condition, cash flows and results of operations.

If we are unable to acquire or renew permits and approvals required for operations, we may be forced to suspend or cease operations altogether.

The construction and operation of energy projects require numerous permits and approvals from governmental agencies. We may not be able to obtain all necessary permits and approvals, and as a result our operations may be adversely affected. In addition, obtaining all necessary permits and approvals may necessitate cash expenditures and may create a risk of expensive delays or loss of value if a project is unable to proceed as planned due to changing requirements or local opposition.

We may be taxed as a United States corporation.

We are incorporated under the laws of Bermuda because of our long-term desire to have business interests outside the United States. Currently, legislation in the United States that penalizes domestic corporations that reincorporate in a foreign country does not affect us, but future legislation could.

We plan to purchase any U.S. assets through our wholly owned subsidiary Energy XXI, Inc. and its subsidiaries, who will pay U.S. taxes on U.S. income. We do not currently intend to engage in any business activity in the United States. However, there is a risk that some or all of our income could be challenged, and considered as effectively connected to a U.S. trade or business, and therefore subject to U.S. taxation. In consideration of this risk, we and our U.S. subsidiaries have implemented certain operational steps to separate the U.S. operations from our other operations. In general, employees based in the United States will be employees of our U.S. subsidiaries, and will be paid for their services by such U.S. subsidiaries. Salaries of our employees who are U.S. residents and who render services to the U.S. business activities will be allocated as expenses of the U.S. subsidiaries.

Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.

The Fiscal Year 2012 Budget proposed by the President and the recently enacted Budget Control Act of 2011 recommend elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies, and legislation has been introduced in Congress which would implement many of these proposals. These changes include, but are not limited to, (1) the repeal of the percentage depletion allowance for oil and gas properties; (2) the elimination of current deductions for intangible drilling and development costs; (3) the elimination of the deduction for certain U.S. production activities; and (4) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear, however, whether any such changes will be enacted or how soon such changes could be effective. The passage of this legislation or any other similar change in U.S. federal income tax law could eliminate or postpone certain tax deductions that are currently available with respect to natural gas and oil exploration and development, and any such change could negatively affect our financial condition and the results of operations.

U.S. persons who own our common shares may have more difficulty in protecting their interests than U.S. persons who are shareholders of a U.S. corporation.

The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders under legislation or judicial precedent in many U.S. jurisdictions. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence an action in the name of a company to remedy a wrong done to a company where the act complained of is alleged to be beyond the corporate power of a company, is illegal or would result in the violation of our memorandum of association or bye-laws. Furthermore, consideration would be given by the court to acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of our shareholders than actually approved it. The winning party in such an action generally would be able to recover a portion of attorneys’ fees incurred in connection with such action. Our bye-laws provide that shareholders waive all claims or rights of action that they might have, individually or in the right of the Company, against any director or officer for any act or failure to act in the performance of such director’s or officer’s duties, except with respect to any fraud or dishonesty of such director or officer. Class actions and derivative actions generally are available to stockholders under Delaware law for, among other things, breach of fiduciary duty, corporate waste and actions not taken in accordance with applicable law. In such actions, the court has discretion to permit the winning party to recover attorneys’ fees incurred in connection with such action.

Our Bye-laws contain provisions that discourage corporate takeovers and could prevent shareholders from realizing a premium on their investment.

Our bye-laws contain provisions that could delay or prevent changes in our management or a change of control that a shareholder might consider favorable. For example, they may prevent a shareholder from receiving the benefit from any premium over the market price of our common shares offered by a bidder in a potential takeover. Even in the absence of a takeover attempt, these provisions may adversely affect the prevailing market price of our common shares if they are viewed as discouraging takeover attempts in the future. For example, provisions in our bye-laws that could delay or prevent a change in management or change in control include:

•	the board is permitted to issue preferred shares and to fix the price, rights, preferences, privileges and restrictions of the preferred shares without any further vote or action by our shareholders;
•	election of our directors is staggered, meaning that the members of only one of three classes of our directors are elected each year;
•	shareholders have limited ability to remove directors; and
•	in order to nominate directors at shareholder meetings, shareholders must provide advance notice and furnish certain information with respect to the nominee and any other information as may be reasonably required by the Company.

These provisions, alone or in combination with each other, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to stockholders for their common shares.

The impact of Bermuda’s letter of commitment to the Organisation for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could affect our tax status in Bermuda.

Bermuda has implemented a legal and regulatory regime that the Organisation for Economic Co-operation and Development (“OECD”) has recognized as generally complying with internationally agreed standards for transparency and exchange of information for tax purposes. This standard has involved Bermuda entering into a number of bilateral tax information exchange agreements which provide that upon request the competent authorities of participating countries shall provide assistance through the exchange of information relevant to the administration or enforcement of domestic laws of the participating countries concerning taxes covered by the agreements without regard to any domestic tax interest requirement or bank secrecy for tax purposes. This includes information that is relevant to the determination, assessment and collection of such taxes, the recovery and enforcement of tax claims or the investigation or prosecution of tax matters. Information is to be exchanged in accordance with the agreements and shall be treated as confidential in the manner provided therein. Consequently, shareholders should be aware that in accordance with such arrangements (as extended or varied from time to time to comply with the current international standards, to the extent adopted by Bermuda or any other relevant jurisdiction), relevant information concerning it and/or its investment in the Company may be provided to the competent authority of a jurisdiction with which Bermuda has entered a tax information exchange agreement (or equivalent).

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our properties are primarily located in the Gulf of Mexico waters and the U.S. Gulf Coast. Below are descriptions of our significant properties at June 30, 2011 which represent approximately 81% of our net proved reserves and 87% of our future net revenues, discounted at 10%.

General Information on Properties

Main Pass 61 Field.  We operate and have a 100% working interest in the Main Pass 61 field, located near the mouth of the Mississippi River in approximately 90 feet of water on OCS blocks Main Pass 60, 61, 62 and 63. The field was discovered by Pogo in 2000, and has produced in excess of 48 MMBOE since production first began in 2002, from four Upper Miocene sands. The primary producer is the J-6 Sand, which consists of a series of stratigraphic traps, located along regional south dip, in a normal pressure environment. The two larger J-6 Sand stratigraphic pods are black oil reservoirs that are being waterflooded to maximize recovery. There are 23 producing wells and three major production platforms located throughout the field. Since acquiring the field in mid 2007, we have drilled five wells and three sidetracks, performed three rig recompletions, and added acreage via the OCS lease sale. The field’s average net production for the quarter ended June 30, 2011 of 7.6 MBOED, accounted for approximately 18% of our net production for the quarter. Net proved reserves for the field, which is our largest based upon net proved reserves, were 90% oil at June 30, 2011.

West Delta 73.  We operate and have a 100% working interest in the West Delta 73 field, located 28 miles offshore of Grand Isle, Louisiana in approximately 175 feet of water on OCS. The field, which was first discovered in 1962 by Humble Oil and Refining, is a large low relief faulted anticline. The field produces from Pleistocene through Upper Miocene aged sands trapped structurally on the high side closures over the large anticlinal feature from 1,500 feet to 13,000 feet. The field has produced in excess of 315 MMBOE. There are six production platforms and 27 active and 46 shut-in wells located throughout the field. The field’s average net production for the quarter ended June 30, 2011 was 1.8 MBOED. Net proved reserves for the field were 82% oil at June 30, 2011.

West Delta 30.  We operate and have a 75% working interest in the West Delta 30 field, located 21 miles offshore of Grand Isle, Louisiana in approximately 45 feet of water on OCS. The working ownership varies based on unit ownership from 100% to 50% with Maritech being the operator in some wells on the West flank. The field, which was discovered in 1948 by Humble Oil and Refining, is a large salt dome. Pleistocene through Upper Miocene sands are trapped structurally by radial faulting on the flanks of the salt piercement. Productive sands range from 2,000 feet to 17,500 feet in depth and generally produce using moderate water drive. Minor faulting that is secondary to the major normal fault separates hydrocarbon accumulations into individual compartments. The field has produced in excess of 780 MMBOE. There are 12 production platforms and 46 active wells located throughout the field. The field’s average net production for the quarter ended June 30, 2011 was 3.5 MBOED. Net proved reserves for the field were 72% oil at June 30, 2011.

South Pass 49 Field.  We have a 100% working interest in and operate the South Pass 49 field Unit, which is located near the mouth of the Mississippi River in approximately 300 feet of water. The field was discovered by Gulf Oil in 1977. The field produces from Lower Pliocene sands, which consist of the Discorbis 69 and Discorbis 70 sands, ranging in depths from 8,700 to 9,400 feet, on OCS blocks South Pass 33, 48, and 49. We also have a 57% working interest in and operate all sands located at depths above and below the Discorbis 69 and 70 units. The field is produced from one central production platform. The field’s average net production for the quarter ended June 30, 2011 was 2.3 MBOED. Net proved reserves for the field were 58% oil at June 30, 2011.

South Timbalier 21 Field.  We operate and have a 100% working interest in the South Timbalier 21 field, located six miles offshore of Lafourche Parish, Louisiana in approximately 50 feet of water on OCS blocks South Timbalier 21, 22, 23, 27 and 28, as well as on two state leases. The field was discovered by Gulf Oil in the late 1950s and has produced in excess of 320 MMBOE since production first began in 1957.

The field is bounded on the north by a major Miocene expansion fault. Miocene sands are trapped structurally and stratigraphically from 7,000 feet to 15,000 feet in depth. Minor faulting that is secondary to the major normal fault separates hydrocarbon accumulations into individual compartments. There are 10 major production platforms and 61 smaller structures located throughout the field. Since acquiring the field in June 1, 2006, implemented projects include 20 drill wells and 15 rig workovers in this field. The field’s average net production for the quarter ended June 30, 2011 was 3.2 MBOED. Net proved reserves for the field were 75% oil at June 30, 2011.

Bayou Carlin Field.  We currently have a 19% working interest in this field operated by McMoRan located onshore South Louisiana. The discovery well, C.M. Peterson Jr. #1 (Laphroaig) was drilled to 20,250 feet measured depth and put on production in 2007 and has produced 31.2 BCFG and 527 MBC to date. In April 2011, the second well in the field, Laphroaig #2 (Pontiff) was drilled to a total depth of 21,099 feet measured depth and brought on production at a rate of over 50 million cubic feet of natural gas per day, 500 barrels of condensate per day, and zero barrels of water in a newly discovered reservoir. The field’s average net production for the quarter ended June 30, 2011 was 1.0 MBOED. Net proved reserves for the field were 93% gas at June 30, 2011.

South Timbalier 54 Field.  We operate and have a 100% working interest in the South Timbalier 54 field, located 36 miles offshore of Lafourche Parish, Louisiana in approximately 67 feet of water on OCS. The field was originally discovered in 1955 by Humble Oil and Refinery. The field is set up at the confluence of regional and counter/regional fault systems. Pleistocene through Miocene sands are trapped from 4,800’ feet to 17,000’ feet in shallow low relief structures over a deeper seated salt dome and in some combination of structural and stratigraphic traps against salt at depth. Minor faulting separates hydrocarbon accumulations into individual compartments. The field has produced in excess of 132 MMBOE. There are five production platforms and 23 active and 22 shut-in wells located throughout the field. The field’s average net production for the quarter ended June 30, 2011 was 3.7 MBOED. Net proved reserves for the field were 62% oil at June 30, 2011.

Grand Isle 43.  We operate and have a 100% working interest in the West Delta Blocks 72 and 93 of Grand Isle 43 field, located 25 miles offshore of Grand Isle, Louisiana in approximately 150 feet of water on OCS. The field was discovered in 1956 by Conoco and production began on West Delta blocks 72 and 93 in 1964. Located on the west flank of West Delta 73 field, the field produces from Pleistocene through Upper Miocene aged sands on a low relief faulted anticline. Productive sands range from 1,300 feet to 13,000 feet in depth. Some pressure depletion production is found in the deeper Upper Miocene sands. Minor faulting that is secondary to the major normal fault separates hydrocarbon accumulations into individual compartments. The field has produced in excess of 629 MMBOE. There is one production platform and seven active and four shut-in wells located throughout the field. The field’s average net production for the quarter ended June 30, 2011 was 2.1 MBOED. Net proved reserves for the field were 47% oil at June 30, 2011.

Grand Isle 16/18.  We operate and have a 100% working interest in the Grand Isle 16/18 field, located seven miles offshore of Lafourche Parish, Louisiana in approximately 50 feet of water on OCS. The field was originally discovered in 1948 by Humble Oil and Refinery and production begin in 1948. The field consists of two separate shallow piercement salt domes. Pleistocene through Miocene Sands are trapped structurally and stratigraphically from 6,000 feet to 13,000 feet in depth against the salt piercements. Radial faulting separates hydrocarbon accumulations into individual compartments. The field has produced in excess of 515 MMBOE. There are 15 production platforms and 39 active and 45 shut-in wells located throughout the field. The field’s average net production for the quarter ended June 30, 2011 was 2.6 MBOED. Net proved reserves for the field were 84% oil at June 30, 2011.

Main Pass 73 Field.  We have a 100% working interest in and operate the Main Pass 73 field, located in approximately 100 feet of water near the mouth of the Mississippi River and in close proximity to the Main Pass 61 field. This field consists of OCS blocks Main Pass 72, 73, and part of 74. The field was originally discovered in 1976 by Exxon and production began in 1979. Production is from the Upper Miocene sands ranging in depths from 5,000 to 12,500 feet. Three producing platforms and one central facility are located throughout the field. We also have ownership in two Petroquest operated gas condensate wells on Main Pass

74. Average net production from the complex for the quarter ended June 30, 2011 was 2.3 MBOED. Net proved reserves for the field were 77% oil at June 30, 2011.

In May 12, 2011 we agreed to sell a number of non-core, mostly non-operated, onshore natural gas assets to two private buyers for a total of $39.6 million in cash. The transactions closed on June 27 and June 29, 2011 with an effective date of June 1, 2011. For financial reporting purposes, we recorded revenue and expenses thru the closing date. The assets included about 70 producing wells in 20 fields with recent average net production of 8 million cubic feet per day (MMcf/d) of natural gas and 285 barrels per day (Bbls/d) of oil, or a total equivalent of 1.6 MBOED.

Ultra-Deep Shelf Exploration and Development Activity

We participate in a joint venture (the “Partnership”) led by McMoRan Exploration Company with respect to several prospects in the ultra-deep shelf in the Gulf of Mexico. Data received to date from ultra-deep shelf drilling with respect to the Davy Jones and Blackbeard West discovery wells in the Gulf of Mexico confirm geologic modeling that correlates objective sections on the shelf below the salt weld in the Miocene and older age sections to those productive sections seen in deepwater discoveries by other industry participants. In addition to Davy Jones and Blackbeard West, the Partnership has identified approximately 15 ultra-deep shelf prospects in shallow water near existing infrastructure. The Partnership’s ultra-deep shelf drilling plans in calendar years 2010 and 2011 included the Blackbeard East and Lafitte exploratory wells and delineation drilling at Davy Jones. The Partnership’s near-term sub-salt shelf drilling plans include 2 – 3 exploratory wells. We expect to have sufficient cash flow from operations to fund our current commitments related to our ultra-deep shelf exploration and development activity.

Davy Jones.  In January 2010, the Davy Jones discovery well on South Marsh Island Block 230 (“Davy Jones #1”) was drilled to a total depth of 29,000 feet. As reported in January 2010, the Partnership logged 200 net feet of pay in multiple Eocene/Paleocene (Wilcox) sands in the well. In March 2010, a production liner was set and the well was temporarily abandoned. Facilities construction has already begun while completion equipment has been designed and is being delivered in time for the completion to start in the second half of 2011, that will allow for the flow test to begin in late December with commercial production expected shortly thereafter.

On April 7, 2010, the Partnership commenced drilling the Davy Jones offset appraisal well (“Davy Jones #2”) on South Marsh Island Block 234, two and a half miles southwest of Davy Jones #1. The well has been drilled to a total depth of 30,546 and a 6 5/8” liner was set to TD and the well was suspended awaiting completion. As previously reported, log results above 27,300 feet confirmed 120 net feet of hydrocarbon-bearing Wilcox sands, indicating continuity across the major structural features of the Davy Jones prospect. Davy Jones #2 encountered the same Wilcox sand sections that were encountered in the Davy Jones #1, in addition to Tuscaloosa and Cretaceous sections that were encountered deeper in the well. In June 2011, results from wireline logs of the Cretaceous section below 27,300 feet indicated that the Davy Jones No. 2 well encountered 192 net feet of potential hydrocarbons in the Tuscaloosa and Lower Cretaceous carbonate sections. The well has been temporarily abandoned pending completion and facilities installation, which is expected to occur in the second half of fiscal 2012.

The Davy Jones play involves a large ultra-deep shelf structure encompassing four lease blocks (20,000 acres). As of June 30, 2011, our investment in both wells at Davy Jones totaled $62 million.

Blackbeard East.  The Blackbeard East ultra-deep shelf exploration well commenced drilling on March 8, 2010 and was drilled to a depth of 32,559 feet. The drill pipe became stuck and upon attempting to retrieve the pipe 1,351 feet of pipe was left in the bottom of the hole. In July 2011, McMoRan commenced operations to drill a by-pass of the well at approximately 30,700 feet to evaluate targets in the Eocene. Based on the drilling data obtained, Energy XXI believes the well encountered the Sparta Sands in the Eocene, which are younger than the Wilcox. Sparta Sands are productive onshore Louisiana. Wireline logs will be required to evaluate this interval. The well, which is located in 80 feet of water on South Timbalier Block 144, has a proposed total depth of 34,000 feet, targeting Middle and Deep Miocene objectives seen below 30,000 feet in Blackbeard West, nine miles away. As of June 30, 2011, our investment in the well totaled $33.7 million.

Lafitte.  The Lafitte ultra-deep exploration well commenced drilling on October 3, 2010 and is drilling below 25,600 feet and has a proposed total depth of 29,950 feet. Like Blackbeard East, Lafitte will target Middle and Deep Miocene objectives. Lafitte is located on Eugene Island Block 223 in 140 feet of water. As of June 30, 2011, our investment in the well totaled $18.1 million.

Blackbeard West.  Information gained from the Blackbeard East and Lafitte wells will enable the Partnership to consider priorities for future operations at Blackbeard West. As previously reported, the Blackbeard West ultra-deep exploratory well on South Timbalier Block 168 was drilled to 32,997 feet in 2008. Logs indicated four potential hydrocarbon bearing zones that require further evaluation, and the well was temporarily abandoned. The BOEMRE has granted a geophysical Suspension of Operations (“SOO”) to extend the terms of Blackbeard West leases through April 30, 2012 allowing the Partnership to drill an offset location which has been identified. Our investment in the Blackbeard West well totaled $27.1 million at June 30, 2011.

Reserve Estimation Procedures

The information included in this Form 10-K about our proved reserves represents evaluations prepared by our in-house reserve engineers as well as Netherland, Sewell & Associates, Inc., independent oil and gas consultants (“NSAI”). NSAI has prepared evaluations on 92% of our proved reserves on a valuation basis (the remainder was prepared by our engineers) and the estimates of proved crude oil and natural gas reserves attributable to our net interests in oil and gas properties as of June 30, 2011. The scope and results of NSAI’s procedures are summarized in a letter, which is included as Exhibit 99.1 to this Form 10-K. For further information on reserves, including information on future net cash flows and the standardized measure of discounted future net cash flows, see “Item 8. Financial Statements and Supplementary Financial Information.”

The reserve estimates prepared by NSAI are reviewed by members of our senior engineering staff. The process performed by NSAI to prepare reserve amounts included the estimation of reserve quantities, future producing rates, future net revenue and the present value of such future net revenue. NSAI also prepared estimates with respect to reserve categorization, using the definitions for proved reserves set forth in Regulation S-X Rule 4-10(a) and subsequent SEC staff interpretations and guidance. In the conduct of their preparation of the reserve estimates, NSAI did not independently verify the accuracy and completeness of information and data furnished by us with respect to ownership interests, well test data, historical costs of operation and development or any agreements relating to current and future operations of the properties and sales of production. However, if in the course of its work, something came to its attention which brought into question the validity or sufficiency of any such information or data, NSAI did not rely on such information or data until they had satisfactorily resolved their questions relating thereto.

The reserve estimates prepared by NSAI along with those reserve estimates prepared by our internal engineering staff are then reviewed by our Vice President of Corporate Development in order to ensure that our reserve estimates are complete and accurate and are in accordance with the rules and regulations of the SEC. Following the review of our Vice President of Corporate Development, NSAI and our senior engineering staff present their respective reserve estimates to our board of directors for review.

However, the preparation of our reserve estimates are in accordance with our prescribed internal control procedures, which include verification of input data into a reserve forecasting and economic evaluation software, as well as management review. The internal controls include but are not limited to the following:

•	a comparison of historical expenses is made to the lease operating costs in the reserve database;
•	updated capital costs are supplied by our Operations Department;
•	internal reserves estimates are reviewed by well and by area by Engineering personnel. A variance by well to the previous year-end reserve report and quarter-end reserve estimate is used as a tool in this process;
•	material reserve variances are discussed among the internal reservoir engineers and the VP of Corporate Development to ensure the best estimate of remaining reserves; and
•	the internal reserves estimates are reviewed by senior management prior to publication.

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

Our Vice President of Corporate Development, Bobby Poirrier, is the person primarily responsible for overseeing the preparation of our internal reserve estimates and for the coordination of the third-party reserve report provided by NSAI. Mr. Poirrier has over 18 years of experience and is a graduate of the Colorado School of Mines with a Bachelor of Science degree in Petroleum Engineering. He is a member of the Society of Petroleum Engineers. Prior to joining Energy XXI in 2010, Mr. Poirrier held engineering positions with Cabot Oil and Gas Corporation and Apache Corporation.

Because these estimates depend on many assumptions, any or all of which may differ from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered.

Qualifications of Third Party Engineers

NSAI provides worldwide petroleum property analysis services for energy clients, financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-002699. The technical person primarily responsible for the preparation of our reserves estimates has been a practicing consulting petroleum engineer at NSAI since 1997 and has over 30 years of practical experience in petroleum engineering. He graduated with a Bachelor of Science in Petroleum Engineering. NSAI has informed us that he meets or exceeds the education, training, and experience requirements set forth in the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers and is proficient in the application of industry standard practices to engineering evaluations as well as the application of SEC and other industry definitions and guidelines. The technical work was conducted by a team of six NSAI petroleum engineers and geoscientists having an average industry experience of 20 years.

Summary of Oil and Gas Reserves at June 30, 2011

The following estimates of the net proved oil and natural gas reserves of our oil and gas properties located entirely within the United States of America are based on evaluations prepared by third-party reservoir engineers (92% of our proved reserves on a valuation basis) and, the remainder, by our engineers. Reserves were estimated in accordance with guidelines established by the SEC, which require that reserve estimates be prepared under existing economic and operating conditions with no provisions for price and cost changes except by contractual arrangements. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise that those of producing oil and gas properties. Accordingly, reserve estimates are expected to change as additional performance data becomes available.

	Summary of Oil and Gas Reserves as of June 30, 2011 Based on Average Fiscal-Year Prices
	Oil (MBbls)	Natural Gas (MMcf)	MBOE	Percent of Total Proved	PV-10 (in thousands)(1)
Proved
Developed	59,234	134,024	81,572	70%	$2,476,871
Undeveloped	17,972	102,292	35,020	30%	860,605
Total Proved	77,206	236,316	116,592		3,337,476
Future Income taxes					1,073,278
10% discount					297,195
Future income taxes discounted at 10%					776,083
Standardized measure of future discounted net cash flows					$2,561,393

(1)	We refer to “PV-10” as the present value of estimated future net revenues of estimated proved reserves as calculated by NSAI using a discount rate of 10%. This amount includes projected revenues, estimated production costs and estimated future development costs. PV-10 is not a financial measure prescribed under generally accepted accounting principles (“GAAP”); therefore, the table reconciles this amount to the standardized measure of discounted future net cash flows, which is the most directly comparable GAAP financial measure. Management believes that the non-GAAP financial measure of PV-10 is relevant and useful for evaluating the relative monetary significance of oil and natural gas properties. PV-10 is used internally when assessing the potential return on investment related to oil and natural gas properties and in evaluating acquisition opportunities. We believe the use of this pre-tax measure is valuable because there are unique factors that can impact an individual company when estimating the amount of future income taxes to be paid. Management believes that the presentation of PV-10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and natural gas companies. PV-10 is not a measure of financial or operating performance under GAAP, nor is it intended to represent the current market value of our estimated oil and natural gas reserves. PV-10 should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under GAAP. Average prices used in determining future net revenues were $90.09 per barrel of oil and $4.21 per MMBtu of gas.

Changes in Proved Reserves

Our total proved reserves increased 41.0 MMBOE from 75.6 MMBOE at June 30, 2010 to 116.6 MMBOE at June 30, 2011, primarily attributable to the ExxonMobil Acquisition.

Development of Proved Undeveloped Reserves

Our proved undeveloped reserves at June 30, 2011 were 35.0 MMBOE. Future development costs associated with our proved undeveloped reserves at June 30, 2011 totaled approximately $407 million. In the fiscal year ended June 30, 2011, we developed approximately 4% of our proved undeveloped reserves as of June 30, 2010, consisting of 3 gross, 3 net wells at a net cost of approximately $38.9 million. None of our proved undeveloped well locations remain undeveloped past five years from the date of initial recognition as proved undeveloped. Further, we did not have any proved undeveloped well locations as of June 30, 2011 that were not scheduled to be converted into proved developed reserves within the five year requirement as of June 30, 2011.

The following table discloses our progress toward the conversion of proved undeveloped reserves during the fiscal year ended June 30, 2011.

	Crude Oil and Natural Gas	Future Development Costs
	(MMBOE)	(In thousands)
Proved undeveloped reserves at June 30, 2010	23.0	$308,077
Extensions and discoveries	6.1	50,107
Revisions of previous estimates	(1.4)	(11,500)
Reclassification of proved undeveloped(1)	(3.7)	(30,393)
Acquisition of proved undeveloped reserves	15.0	123,215
Sales of proved undeveloped reserves	(3.4)	(27,928)
Conversions to proved developed reserves	(0.6)	(4,929)
Total proved undeveloped reserves added	12.0	98,572
Proved undeveloped reserves at June 30, 2011	35.0	$406,649

(1)	Relates to the reclassification of proved undeveloped reserves to probable reserves due to the SEC five year development rule.

Drilling Activity

The following table sets forth our drilling activity.

	Year Ended June 30,
	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
Productive wells drilled
Development	10.0	6.0	3.0	1.5	7.0	3.7
Exploratory	4.0	1.0	3.0	0.6	2.0	0.6
Total	14.0	7.0	6.0	2.1	9.0	4.3
Non productive dry wells drilled
Development	1.0	0.3	1.0	1.0	—	—
Exploratory	3.0	1.3	3.0	1.6	6.0	3.5
Total	4.0	1.6	4.0	2.6	6.0	3.5

Present Activities

As of June 30, 2011, five gross wells, representing approximately 1.9 net wells, were being drilled which include the ultra-deep shelf well Lafitte and the well on South Timbalier 144, also known as Blackbeard East.

Delivery Commitments

As of June 30, 2011, we had no delivery commitments.

Productive Wells

Our working interests in productive wells follow.

	June 30,
	2011		2010
	Gross	Net	Gross	Net
Natural Gas	88	56	118	39
Crude Oil	331	257	169	106
Total	419	313	287	145

Acreage

Working interests in developed and undeveloped acreage follow.

	June 30, 2011
	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Onshore	41,463	19,687	5,317	2,683	46,780	22,370
Offshore	409,225	235,204	166,462	66,639	575,687	301,843
Total	450,688	254,891	171,779	69,322	622,467	324,213

The following table summarizes potential expiration of our onshore and offshore undeveloped acreage.

	Year Ending June 30,
	2012		2013		2014
	Gross	Net	Gross	Net	Gross	Net
Onshore	1,006	828	1,728	1,728	764	764
Offshore	—	—	52,165	51,944	25,754	25,754
Total	1,006	828	53,893	53,672	26,518	26,518

Capital Expenditures, Including Acquisitions and Costs Incurred

Property acquisition costs:

	Year Ended June 30,
	2011	2010	2009
	(In Thousands)
Oil and Gas Activities
Development	$180,191	$92,949	$142,848
Exploration	98,133	51,030	121,554
Acquisitions	1,012,262	293,037	—
Administrative and other	2,909	1,133	1,610
Capital expenditures, including acquisitions	1,293,495	438,149	266,012
Asset retirement obligations, insurance proceeds and other, net	205,702	17,996	71,788
Total costs incurred	$1,499,197	$456,145	$337,800

Oil and Gas Production and Prices

Our average daily production represents our net ownership and includes royalty interests and net profit interests owned by us. Our average daily production and average sales prices follow.

	Year Ended June 30,
	2011	2010	2009
Sales Volumes per Day
Natural gas (MMcf)	67.2	42.6	47.9
Crude oil (MBbls)	23.4	14.7	11.4
Total (MBOE)	34.6	21.8	19.3
Percent of BOE from crude oil	68%	67%	59%
Average Sales Price
Natural gas per Mcf	$4.15	$4.47	$6.48
Hedge gain per Mcf	1.54	2.68	1.60
Total natural gas per Mcf	$5.69	$7.15	$8.08
Crude oil per Bbl	$90.95	$71.73	$67.06
Hedge gain (loss) per Bbl	(6.80)	0.75	3.56
Total crude oil per Bbl	$84.15	$72.48	$70.62
Sales price per BOE	$69.59	$57.09	$55.43
Hedge gain (loss) per BOE	(1.61)	5.74	6.04
Total sales price per BOE	$67.98	$62.83	$61.47

Oil and Gas Production, Prices and Production Costs — Significant Fields

The following field contains 15% or more of our total proved reserves as of June 30, 2011. Our average daily production, average sales prices and production cost follow.

	Year Ended June 30,
	2011	2010	2009
Main Pass 61
Sales Volumes per Day
Natural gas (MMcf)	3.0	3.5	2.7
Crude oil (MBbls)	7.2	5.8	3.6
Total (MBOE)	7.7	6.4	4.1
Percent of BOE from crude oil	94%	91%	88%
Average Sales Price
Natural gas per Mcf	$4.44	$4.99	$6.71
Crude oil per Bbl	$88.62	$75.37	$64.31
Production Cost per BOE	$10.30	$11.37	$7.82

Production Unit Costs

Our production unit costs follow. Production costs include lease operating expense and production taxes.

	Year Ended June 30,
	2011	2010	2009
Average Costs per BOE
Production costs
Lease operating expense
Insurance expense	$2.33	$3.48	$2.72
Workover and maintenance	2.90	2.47	2.26
Direct lease operating expense	14.70	12.01	12.33
Total lease operating expense	19.93	17.96	17.31
Production taxes	0.26	0.53	0.77
Total production costs	$20.19	$18.49	$18.08
Depreciation, depletion and amortization rates	$23.22	$22.87	$30.78

Sale of Certain Onshore Properties

In 2011, we closed on the sales of certain onshore crude oil and natural gas properties for cash consideration of $39.6 million. The properties included about 70 producing wells in 20 fields with current net production of 8 MMcf/d of natural gas and 285 Bbl/d of crude oil, or a total equivalent of 1.6 BOE/d.

Item 3. Legal Proceedings

We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material adverse effect on our financial position or results of operations.

Item 4. (Removed and Reserved)

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

On August 1, 2007, our unrestricted common stock was admitted for trading on The NASDAQ Capital Market under the symbol “EXXI.” On August 12, 2011, our common stock was admitted for trading on The Nasdaq Global Select Market (“NASDAQ”) and continues to trade under the symbol “EXXI.” The following table sets forth, for the periods indicated, the range of the high and low closing sales prices of our unrestricted common stock as reported on the NASDAQ.

	Unrestricted Common Stock
	High	Low
Fiscal 2010
First Quarter	$9.45	$2.25
Second Quarter	12.35	7.10
Third Quarter	20.85	12.35
Fourth Quarter	22.38	13.48
Fiscal 2011
First Quarter	23.45	15.05
Second Quarter	28.25	21.55
Third Quarter	34.48	26.62
Fourth Quarter	36.52	29.08

As of July 31, 2011, there were approximately 335 holders of record of our unrestricted common stock.

Dividend Information

On September 9, 2008, our Board declared a common stock quarterly cash dividend of $0.025 per share, payable October 20, 2008 to shareholders of record on September 19, 2008. On November 3, 2008, our Board declared a cash dividend of $0.025 per common share, payable on December 5, 2008 to shareholders of record on November 14, 2008. On February 6, 2009, our Board declared a cash dividend of $0.025 per common share, payable on March 13, 2009 to shareholders of record on February 20, 2009.

Purchases of Equity Securities

During the year ended June 30, 2011, we did not purchase any of our equity securities.

Item 6. Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes to those consolidated financial statements included elsewhere in this Form 10-K.

	Year Ended June 30,
	2011	2010	2009	2008	2007
	(In Thousands, Except per Share Amounts)
Income Statement Data
Revenues	$859,370	$498,931	$433,830	$643,232	$341,284
Depreciation, Depletion and Amortization (“DD&A”)	293,479	181,640	217,207	307,389	145,928
Impairment of Oil and Gas Properties	—	—	576,996	—	—
Operating Income (Loss)	208,923	102,047	(517,217)	143,600	95,215
Other Income (Expense) – Net	(132,006)	(58,483)	(76,751)	(101,857)	(58,420)
Net Income (Loss)	64,655	27,320	(571,629)	26,869	24,130
Basic Earnings (Loss) per Common Share	$0.42	$0.56	$(19.77)	$1.57	$1.45
Diluted Earnings (Loss) per Common Share	$0.42	$0.56	$(19.77)	$1.49	$1.45
Cash Flows Data
Provided by (Used in)
Operating Activities	$387,725	$121,213	$245,835	$414,647	$270,783
Investing Activities
Acquisitions	(1,012,262)	(293,037)	—	(40,016)	(717,618)
Investment in properties	(281,233)	(145,112)	(266,012)	(357,173)	(427,213)
Other	38,423	53,989	2,935	(296)	1,955
Total Investing Activities	(1,255,072)	(384,160)	(263,077)	(397,485)	(1,142,876)
Financing Activities	881,530	188,246	(62,795)	132,016	829,488
Increase (Decrease) in Cash	$14,183	$(74,701)	$(80,037)	$149,178	$(42,605)
Dividends Paid per Average Common Share	—	—	$0.075	—	—

	June 30,
	2011	2010	2009	2008	2007
	(In Thousands)
Balance Sheet Data
Total Assets	$2,798,860	$1,566,491	$1,328,662	$2,049,931	$1,648,442
Long-term Debt Including Current Maturities	1,113,387	774,600	862,827	952,222	1,051,019
Stockholders’ Equity	946,697	436,561	127,500	374,585	397,126
Common Shares Outstanding	76,204	50,637	29,150	28,987	16,840

	Year Ended June 30,
Operating Highlights	2011	2010	2009	2008	2007
	(In Thousands, Except per Unit Amounts)
Operating revenues
Crude oil sales	$777,869	$383,928	$278,014	$484,552	$177,783
Natural gas sales	101,815	69,399	113,156	237,628	131,065
Hedge gain (loss)	(20,314)	45,604	42,660	(78,948)	32,436
Total revenues	859,370	498,931	433,830	643,232	341,284
Percent of operating revenues from crude oil
Prior to hedge gain (loss)	88%	85%	71%	67%	58%
Including hedge gain (loss)	84%	78%	68%	62%	57%
Operating expenses
Lease operating expense
Insurance expense	29,468	27,603	19,188	18,218	12,670
Workover and maintenance	36,619	19,630	15,930	22,397	8,269
Direct lease operating expense	185,890	95,379	87,032	102,244	48,046
Total lease operating expense	251,977	142,612	122,150	142,859	68,985
Production taxes	3,336	4,217	5,450	8,686	3,595
Depreciation, depletion and amortization	293,479	181,640	217,207	307,389	145,928
Impairment of oil and gas properties	—	—	576,996	—	—
General and administrative	75,091	49,667	24,756	26,450	26,507
Other – net	26,564	18,748	4,488	14,248	1,054
Total operating expenses	650,447	396,884	951,047	499,632	246,069
Operating income (loss)	$208,923	$102,047	$(517,217)	$143,600	$95,215
Sales volumes per day
Natural gas (MMcf)	67.2	42.6	47.9	75.7	50.3
Crude oil (MBbls)	23.4	14.7	11.4	13.5	7.8
Total (MBOE)	34.6	21.8	19.3	26.2	16.2
Percent of sales volumes from crude oil	68%	67%	59%	52%	48%
Average sales price
Natural gas per Mcf	$4.15	$4.47	$6.48	$8.57	$7.13
Hedge gain per Mcf	1.54	2.68	1.60	0.34	0.90
Total natural gas per Mcf	$5.69	$7.15	$8.08	$8.91	$8.03
Crude oil per Bbl	$90.95	$71.73	$67.06	$97.72	$62.33
Hedge gain (loss) per Bbl	(6.80)	0.75	3.56	(17.82)	5.60
Total crude oil per Bbl	$84.15	$72.48	$70.62	$79.90	$67.93
Total hedge gain (loss) per BOE	$(1.61)	$5.74	$6.04	$(8.24)	$5.48
Operating revenues per BOE	$67.98	$62.83	$61.47	$67.16	$57.71
Operating expenses per BOE
Lease operating expense
Insurance expense	2.33	3.48	2.72	1.90	2.14
Workover and maintenance	2.90	2.47	2.26	2.34	1.40
Direct lease operating expense	14.70	12.01	12.33	10.68	8.12
Total lease operating expense	19.93	17.96	17.31	14.92	11.66
Production taxes	0.26	0.53	0.77	0.91	0.61
Impairment of oil and gas properties	—	—	81.75	—	—
Depreciation, depletion and amortization	23.22	22.87	30.78	32.09	24.68
General and administrative	5.94	6.25	3.51	2.76	4.48
Other – net	2.10	2.36	0.64	1.49	0.18
Total operating expenses	51.45	49.97	134.76	52.17	41.61
Operating income (loss) per BOE	$16.53	$12.86	$(73.29)	$14.99	$16.10

	Quarter Ended
Operating Highlights	June 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010
	(In Thousands, Except per Unit Amounts)
Operating revenues
Crude oil sales	$270,252	$233,081	$156,273	$118,263	$113,908
Natural gas sales	31,875	32,193	18,301	19,446	19,945
Hedge gain (loss)	(19,346)	(6,638)	(621)	6,291	5,538
Total revenues	282,781	258,636	173,953	144,000	139,391
Percent of operating revenues from crude oil
Prior to hedge gain (loss)	89%	88%	90%	86%	85%
Including hedge gain (loss)	85%	84%	84%	80%	79%
Operating expenses
Lease operating expense
Insurance expense	9,549	7,278	6,498	6,143	7,220
Workover and maintenance	20,579	4,317	4,105	7,618	5,269
Direct lease operating expense	62,362	58,471	34,644	30,413	28,816
Total lease operating expense	92,490	70,066	45,247	44,174	41,305
Production taxes	1,205	721	716	694	1,065
DD&A	85,179	91,301	62,922	54,077	50,556
General and administrative	17,553	23,155	15,786	18,597	13,127
Other – net	7,730	9,288	4,710	4,836	5,116
Total operating expenses	204,157	194,531	129,381	122,378	111,169
Operating income	$78,624	$64,105	$44,572	$21,622	$28,222
Sales volumes per day
Natural gas (MMcf)	83.0	84.6	53.7	48.1	48.2
Crude oil (MBbls)	28.3	27.3	20.4	17.9	17.3
Total (MBOE)	42.1	41.4	29.4	25.9	25.3
Percent of sales volumes from crude oil	67%	66%	70%	69%	68%
Average sales price
Natural gas per Mcf	$4.22	$4.23	$3.70	$4.39	$4.55
Hedge gain per Mcf	1.37	1.28	1.85	1.97	2.27
Total natural gas per Mcf	$5.59	$5.51	$5.55	$6.36	$6.82
Crude oil per Bbl	$105.12	$94.94	$83.14	$71.79	$72.42
Hedge loss per Bbl	(11.53)	(6.67)	(5.18)	(1.48)	(2.80)
Total crude oil per Bbl	$93.59	$88.27	$77.96	$70.31	$69.62
Total hedge gain (loss) per BOE	$(5.05)	$(1.78)	$(0.23)	$2.64	$2.40
Operating revenues per BOE	$73.85	$69.46	$64.34	$60.37	$60.50
Operating expenses per BOE
Lease operating expense
Insurance expense	2.49	1.95	2.40	2.58	3.13
Workover and maintenance	5.37	1.16	1.52	3.19	2.29
Direct lease operating expense	16.29	15.70	12.81	12.75	12.51
Total lease operating expense	24.15	18.81	16.73	18.52	17.93
Production taxes	0.31	0.19	0.26	0.29	0.46
DD&A	22.24	24.52	23.27	22.67	21.94
General and administrative	4.58	6.22	5.84	7.80	5.70
Other – net	2.01	2.49	1.74	2.02	2.22
Total operating expenses	53.29	52.23	47.84	51.30	48.25
Operating income per BOE	$20.56	$17.23	$16.50	$9.07	$12.25

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes to those financial statements included elsewhere in this Form 10-K. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed under “Item 1A. Risk Factors.”

General

We are an independent oil and natural gas exploration and production company with properties focused in the U.S. Gulf Coast and the Gulf of Mexico. Our business strategy includes: (1) acquiring producing oil and gas properties; (2) exploiting and exploring our core assets to enhance production and ultimate recovery of reserves; and (3) utilizing a portion of our capital program to explore the ultra-deep shelf for potential oil and gas reserves.

Our operations are geographically focused and we target acquisitions of oil and gas properties with which we can add value by increasing production and ultimate recovery of reserves, whether through exploitation or exploration, often using reprocessed seismic data to identify previously overlooked opportunities. For the year ended June 30, 2011, excluding acquisitions, approximately 64% of our capital expenditures were associated with the exploitation of existing properties.

At June 30, 2011, our total proved reserves were 116.6 MMBOE of which 66% were oil and 70% were classified as proved developed. We operated or had an interest in 419 gross producing wells on 254,891 net developed acres, including interests in 41 producing fields. All of our properties are primarily located on the U.S. Gulf Coast and in the Gulf of Mexico, with approximately 91% of our proved reserves being offshore. This concentration facilitates our ability to manage the operated fields efficiently and our high number of wellbore locations provides diversification of our production and reserves. We believe operating our assets is key to our strategy, and approximately 83% of our proved reserves are on properties operated by us. We have a seismic database covering approximately 5,150 square miles, primarily focused on our existing operations. This database has helped us identify approximately 190 drilling opportunities. We believe the mature legacy fields on our acquired properties will lend themselves well to our aggressive exploitation strategy, and we expect to identify incremental exploration opportunities on the properties.

We are actively engaged in a program designed to manage our commodity price risk and we seek to hedge the majority of our proved developed producing reserves to enhance cash flow certainty and predictability. In connection with our acquisitions, we typically enter into hedging arrangements to minimize commodity downside exposure. We believe our disciplined risk management strategy provides substantial price protection, as our cash flow on the hedged portion is driven by production results rather than commodity prices. We believe this greater price certainty allows us to more efficiently manage our cash flows and allocate our capital resources.

Acquisitions

Marlin.  On February 21, 2006, we entered into a definitive agreement with Marlin to acquire 100% of the membership interests in Marlin and Marlin Texas GP, L.L.C. and the limited partnership interests in Marlin Texas, L.P. for total cash consideration of approximately $448.4 million.

Castex.  On June 7, 2006, we entered into a definitive agreement with affiliates of Castex to acquire certain oil and natural gas properties in Louisiana. We closed the Castex Acquisition on July 28, 2006. Our cash cost of the acquisition was approximately $312.5 million.

Pogo Properties.  On June 8, 2007, we purchased the Pogo Properties from Pogo for approximately $415.1 million.

Mit Acquisition.  On December 22, 2009, we closed on the acquisition of certain Gulf of Mexico shelf oil and natural gas interests from MitEnergy for cash consideration of $276.2 million. The Mit Acquisition involved mirror-image non-operated interests in the same group of properties we purchased from Pogo in June 2007. These properties included 30 fields of which production was approximately 77% crude oil and 80% of which was already operated by us. Offshore leases included in this acquisition totaled nearly 33,000 net acres.

ExxonMobil Acquisition.  On December 17, 2010, we closed on the purchase of certain shallow-water Gulf of Mexico shelf oil and natural gas interests from ExxonMobil for $1.01 billion in cash, subject to adjustment. The properties involved in the ExxonMobil Acquisition had estimated proved reserves as of November 30, 2010 of 49.5 MMBOE of which 61% were oil and 68% were proved developed; were located in water depths of 470 feet or less; included 160 producing wells in nine fields and included approximately 393 miles of gathering lines as well as seismic data and field studies related to the properties.

Outlook

Our revenue, cash flow from operations and future growth depend substantially on factors beyond our control, such as access to capital, economic, political and regulatory developments, and competition from other sources of energy. Multiple events during 2009, 2010 and 2011 involving numerous financial institutions and the market, in general, impacted liquidity within the capital markets throughout the United States and around the world during these periods. Despite efforts by the U.S. Treasury Department and banking regulators in the United States, Europe and other nations around the world to provide liquidity to the financial sector, capital markets remain constrained. As a result, we expect that our ability to raise debt and equity and the terms on which we can raise capital will be dependent upon the condition of the capital markets.

Although we currently expect to fund our capital program from existing cash flow from operations, these cash flows are dependent upon future production volumes and commodity prices. Maintaining adequate liquidity may involve the issuance of debt and equity at less attractive terms, could involve the sale of non-core assets and could require reductions in our capital spending. In the near-term, we will focus on maximizing returns on existing assets by selectively deploying capital to improve existing production and pursuing our ultra-deep shelf exploration program.

Natural gas and oil prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for natural gas or oil could materially and adversely affect our financial position, our results of operations, the quantities of natural gas and oil reserves that we can economically produce and our access to capital. As required by our revolving credit facility, we have mitigated this volatility through December 2013 by implementing a hedging program on a portion of our total anticipated production during this time frame. See Note 9 of Notes to Consolidated Financial Statements for a detailed discussion of our hedging program.

We also are subject to natural gas and oil production declines. We attempt to replace this declining production through our drilling and recompletion program and acquisitions. We will maintain our focus on controlling costs to add reserves through drilling and acquisitions, as well as controlling the corresponding costs necessary to produce such reserves. Our ability to add reserves through drilling is dependent on our capital resources and can be limited by many factors, including the ability to timely obtain drilling permits and regulatory approvals and voluntary reductions in capital spending in a low commodity price environment. Any delays in drilling, completion or connection to gathering lines of our new wells will negatively impact the rate of our production, which may have an adverse effect on our revenues. Consistent with our business strategy, we intend to invest the capital necessary to maintain our production at existing levels over the long-term provided that it is economical to do so based on the commodity price environment. However, we cannot be certain that we will be able to issue additional debt and equity on acceptable terms, or at all, and we may be unable to refinance our revolving credit facility when it expires. Additionally, should commodity prices decline, our borrowing base under our revolving credit facility may be reduced thereby eliminating the working capital necessary to fund our capital spending program as well as potentially requiring us to repay certain of our outstanding indebtedness. The explosion and sinking of the Deepwater Horizon drilling rig in the Gulf of Mexico, as well as the resulting oil spill, have also led to increased governmental regulation of our and our industry’s operations in a number of areas, including health and safety, environmental, and licensing, any of which could result in increased costs or delays in our current and future drilling operations.

Known Trends and Uncertainties

Deepwater Horizon Oil Spill.  The explosion and sinking of the Deepwater Horizon drilling rig and resulting oil spill has created uncertainties about the impact on our future operations in the Gulf of Mexico (see “Item 1A. Risk Factors”). Increased regulation in a number of areas could disrupt, delay or prohibit future drilling programs and ultimately impact the fair value of our unevaluated properties. As of June 30, 2011, we have approximately $142.7 million of investments in unevaluated oil and gas properties related to the ultra-deep shelf exploration. If the fair value of these investments were to fall below the recorded amounts, the excess would be transferred to evaluated oil and gas properties thereby affecting the computation of amounts for depreciation, depletion and amortization and potentially our ceiling test computation. As of June 30, 2011, the computation of our ceiling test indicated a cushion of approximately $950 million.

Hurricanes.  Since the majority of our production originates in the Gulf of Mexico, we are particularly vulnerable to the effects of hurricanes on production. Additionally, affordable insurance coverage for property damage to our facilities for hurricanes is becoming more difficult to obtain. Significant hurricane impacts could include reductions and/or deferrals of future oil and natural gas production and revenues, increased lease operating expenses for evacuations and repairs and possible acceleration of plugging and abandonment costs.

Ultra-Deep Shelf Exploration and Development.  We participate in a joint venture (the “Partnership”) led by McMoRan Exploration Company with respect to several prospects in the ultra-deep shelf in the Gulf of Mexico. Data received to date from ultra-deep shelf drilling with respect to the Davy Jones and Blackbeard West discovery wells in the Gulf of Mexico confirm geologic modeling that correlates objective sections on the shelf below the salt weld in the Miocene and older age sections to those productive sections seen in deepwater discoveries by other industry participants. In addition to Davy Jones and Blackbeard West, the Partnership has identified approximately 15 ultra-deep shelf prospects in shallow water near existing infrastructure. We expect to have sufficient cash flow from operations to fund our current commitments related to our ultra-deep shelf exploration and development activity. We have participated in five wells to date with our participations ranging from approximately 16% to 20%. Of these wells, one is pending further evaluation and four are in process. We target to spend less than 15% of our cash flow on our exploration activities on the ultra-deep shelf. Of the five wells with activity to date, one has been temporarily abandoned pending further evaluation, two are temporarily abandoned pending facilities and completions later this fiscal year and two are currently drilling. Based on the results of these wells, our proved reserves may vary from our current 66% oil composition.

Results of Operations

The data presented below excludes results from the (1) ExxonMobil Acquisition for periods prior to the closing dates in December 2010 and (2) MitEnergy Acquisition for periods prior to November 2009.

Year Ended June 30, 2011 Compared With the Year Ended June 30, 2010

Our consolidated income available for common stockholders was $27.7 million or $0.42 diluted per common share (“per share”) in fiscal 2011 as compared consolidated income available for common stockholders of $23.0 million or $0.56 diluted income per share in fiscal 2010. Below is a discussion of prices, volumes and revenue variances.

Sales Price and Volume Variances

	Year Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)	Revenue Increase (Decrease)
	2011	2010
					(In Thousands)
Price Variance(1)
Crude oil sales prices (per Bbl)	$84.15	$72.48	$11.67	16%	$99,814
Natural gas sales prices (per Mcf)	5.69	7.15	(1.46)	(20)%	(35,818)
Total price variance					63,996
Volume Variance
Crude oil sales volumes (MBbls)	8,553	5,352	3,201	60%	231,934
Natural gas sales volumes (MMcf)	24,533	15,534	8,999	58%	64,509
BOE sales volumes (MBOE)	12,642	7,941	4,701	59%
Percent of BOE from crude oil	68	67
Total volume variance					296,443
Total price and volume variance					$360,439

(1)	Commodity prices include the impact of hedging activities.

Revenue Variances

	Year Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
		(In Thousands)
Crude oil	$719,683	$387,935	$331,748	86%
Natural gas	139,687	110,996	28,691	26%
Total revenues	$859,370	$498,931	$360,439	72%

Oil and Natural Gas Revenues

Our consolidated revenues increased $360.4 million in fiscal 2011. Higher revenues were primarily due to improved crude oil and natural gas sales volumes and higher crude oil sales prices partially offset by the impact of lower natural gas sales prices. Revenue variances related to commodity prices and sales volumes are described below.

Sales Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow. Higher net commodity prices increased revenues by $64.0 million in fiscal 2011. Average natural gas prices, including a $1.54 realized gain per Mcf related to hedging activities, decreased $1.46 per Mcf during fiscal 2011, resulting in decreased revenues of $35.8 million. Average crude oil prices, including a $6.80 realized loss per barrel related to hedging activities, increased $11.67 per barrel in fiscal 2011, resulting in increased revenues of $99.8 million. Commodity prices are affected by many factors that are outside of our control. Commodity prices we received during fiscal 2011 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time could result in reduced cash from operating activities, potentially causing us to expend less on our capital program. Lower spending on our capital program could result in a reduction of production volumes. We cannot accurately predict future commodity prices.

Sales Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow. Improved BOE sales volumes in fiscal 2011 resulted in increased revenues of $296.4 million. Crude oil sales volumes increased 3,201 MBbls in fiscal 2011, resulting in higher revenues of $231.9 million. The increase in crude oil sales volumes in fiscal 2011 was principally due to the ExxonMobil Acquisition coupled with the results of our capital program partially offset by natural decline. Natural gas sales volumes increased 8,999 MMcf in fiscal 2011, resulting in improved revenues of $64.5 million. The increase in natural gas sales volumes in fiscal 2011 was primarily due to the ExxonMobil Acquisition coupled with the results of our capital program partially offset by natural decline.

As mentioned above, depressed commodity prices over an extended period of time or other unforeseen events could occur that would result in our being unable to sustain a capital program that allows us to meet our production growth goals. However, we cannot predict whether such events will occur.

Below is a discussion of costs and expenses and other (income) expense.

Costs and expenses and other (income) expense

	Year Ended June 30,				Increase (Decrease) Amount
	2011		2010
	Amount	Per BOE	Amount	Per BOE
	(In Thousands, except per unit amounts)
Costs and expenses
Lease operating expense
Insurance expense	$29,468	$2.33	$27,603	$3.48	$1,865
Workover and maintenance	36,619	2.90	19,630	2.47	16,989
Direct lease operating expense	185,890	14.70	95,379	12.01	90,511
Total lease operating expense	251,977	19.93	142,612	17.96	109,365
Production taxes	3,336	0.26	4,217	0.53	(881)
DD&A	293,479	23.22	181,640	22.87	111,839
Accretion of asset retirement obligation	32,127	2.54	23,487	2.96	8,640
General and administrative expense	75,091	5.94	49,667	6.25	25,424
Gain on derivative financial instruments	(5,563)	(0.44)	(4,739)	(0.60)	(824)
Total costs and expenses	$650,447	$51.45	$396,884	$49.97	$253,563
Other (income) expense
Other (income) expense – other	$26,157	$2.07	$(29,756)	$(3.75)	$55,913
Interest expense	105,849	8.37	88,239	11.11	17,610
Total other (income) expense	$132,006	$10.44	$58,483	$7.36	$73,523

Costs and expenses increased $253.6 million in fiscal 2011. This increase in costs and expenses was due in part to the ExxonMobil Acquisition which increased production related expenses in fiscal 2011 coupled with higher general and administrative expense. Below is a discussion of costs and expenses.

Lease operating expense increased $109.4 million in fiscal 2011 compared to fiscal 2010. This increase was primarily due to higher direct lease operating and workover and maintenance expenses stemming from the increase in producing properties resulting from the ExxonMobil Acquisition and from our capital program.

DD&A expense increased $111.8 million primarily due to a higher DD&A rate ($4.4 million) as result of the ExxonMobil Acquisition and the higher cost to add reserves coupled with the impact of higher equivalent production ($107.4) million.

Accretion of asset retirement obligations increased $8.6 million primarily as a result of the increase in additional asset retirement obligations acquired during fiscal 2011.

The increase in gain on derivative financial instruments in fiscal 2011 compared to fiscal 2010 of $0.8 million is principally due to the turnaround related to the net price ineffectiveness of our hedged crude oil and natural gas contracts.

Production taxes decreased $0.9 million primarily as a result of lower Texas onshore production.

General and administrative expense increased $25.4 million in fiscal 2011 principally as a result of higher compensation expense related to Phantom and Performance Units due to our rising common stock price.

Other (income) expense increased $73.5 million in fiscal 2011 as compared to fiscal 2010. This increase was primarily due to the items discussed below.

Other (income) expense – other increased $55.9 million principally due to the loss on redemption of the Second Lien Notes and the Bridge Loan commitments of $26.4 million in fiscal 2011 as compared to a gain of $26.7 million related to the repurchased $126.0 million of New Notes in fiscal 2010. Interest expense increased $17.6 million due to an increase in borrowing partially offset by a decrease in interest rates. On a per unit of production basis, interest expense decreased 25%, from $11.11/BOE to $8.37/BOE.

Income Tax Expense

Income tax expense decreased $4.0 million in fiscal 2011 compared to fiscal 2010, primarily due to the partial release of the valuation allowance which offset the tax expense on U.S. operations’ income. A significant portion of income tax expense consists of U.S. withholding taxes provided on outbound intercompany interest accrued during the year. The effective income tax rate for fiscal 2011 decreased from fiscal 2010 from 37% to 16%.

Year Ended June 30, 2010 Compared With the Year Ended June 30, 2009

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

Sales Price and Volume Variances

	Year Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)	Revenue Increase (Decrease)
	2010	2009
					(In Thousands)
Price Variance(1)
Crude oil sales prices (per Bbl)	$72.48	$70.62	$1.86	3%	$9,955
Natural gas sales prices (per Mcf)	7.15	8.08	(0.93)	(12)%	(14,446)
Total price variance					(4,491)
Volume Variance
Crude oil sales volumes (MBbls)	5,352	4,146	1,206	29%	85,217
Natural gas sales volumes (MMcf)	15,534	17,472	(1,938)	(11)%	(15,625)
BOE sales volumes (MBOE)	7,941	7,058	883	13%
Percent of BOE from crude oil	67	59
Total volume variance					69,592
Total price and volume variance					$65,101

(1)	Commodity prices include the impact of hedging activities.

Revenue Variances

	Year Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2010	2009
		(In Thousands)
Crude oil	$387,935	$292,763	$95,172	33%
Natural gas	110,996	141,067	(30,071)	(21)%
Total revenues	$498,931	$433,830	$65,101	15%

Oil and Natural Gas Revenues

Our consolidated revenues increased $65.1 million in fiscal 2010. Higher revenues were primarily due to improved crude oil sales volumes and higher crude oil sales prices partially offset the impact of lower natural gas sales volumes and lower natural gas sales prices. Revenue variances related to commodity prices and sales volumes are described below.

Sales Price Variances

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

Sales Volume Variances

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

Costs and expenses decreased $554.2 million in fiscal 2010. This decrease in costs and expenses was primarily due to the $577.0 million impairment of oil and gas properties incurred in fiscal 2009. Because of the decline in crude oil and natural gas prices, coupled with the impact of Hurricanes Gustav and Ike, we recognized a non-cash write-down of the net book value of our oil and gas properties of $117.9 million and $459.1 million in the third and second quarters of fiscal 2009, respectively. The write-downs were reduced by $179.9 million and $203.0 million pre-tax as a result of our hedging program in the third and second quarters of fiscal 2009, respectively. The impact of the impairment of oil and gas properties was partially offset by the net effect of the items discussed below.

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

Other income increased $22.3 million principally due to the gain related to the repurchased $126 million of New Notes. (See Note 6) Interest expense increased $4.0 million due to an increase in the overall interest rates partially offset by a decrease in borrowings. On a per unit of production basis, interest expense decreased 7%, from $11.93/BOE to $11.11/BOE.

Income Tax Expense

Income tax expense increased $38.6 million in fiscal 2010 compared to fiscal 2009, primarily due to an increase in income before income taxes of $637.5 million, and the establishment of a valuation allowance against the net deferred tax assets in the U.S. in fiscal 2009. The effective income tax rate for fiscal 2010 increased from fiscal 2009 from a benefit of 4% to 37%.

Liquidity and Capital Resources

Overview

As of June 30, 2011, we had approximately $28.4 million in cash and cash equivalents on hand and approximately $1,109.3 million in outstanding long-term debt obligations.

We have historically funded our operations primarily through cash flows from operations, borrowings under our revolving credit facility, and the issuance of debt and equity securities. Furthermore, we have historically used cash in the following ways:

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

During the year ended June 30, 2011, we completed the following transactions that have improved our liquidity position, which are discussed in further detail below:

•	On November 5, 2010, we issued 1.15 million shares of 5.625% Cumulative Perpetual Preferred Stock (the “5.625% Preferred Stock”) with a stated value of $250 per share raising net proceeds of $283.2 million, after deducting underwriters commissions, but before other offering expenses;
•	In November 2010, we issued 13.8 million shares of common stock in an equity offering raising net proceeds of $272.8 million, after deducting underwriting commissions, but before other offering expenses;
•	On December 17, 2010, we issued $750 million face value of 9.25% Senior Notes due December 15, 2017 (“9.25% Senior Notes”) at par;
•	On December 17, 2010, we closed on the acquisition of certain shallow-water Gulf of Mexico shelf oil and natural gas properties from affiliates of ExxonMobil for cash consideration of $1.01 billion;
•	On February 25, 2011, we issued $250 million face value of 7.75% Senior Notes due June 15, 2019 (7.75% Senior Notes”) at par;
•	In December 2010, we issued $225 million in letters-of-credit to ExxonMobil to guarantee our obligation to plug and abandon the ExxonMobil Properties in the future;

•	We redeemed $342.0 million face value of 16% Second Lien Junior Secured Notes due 2014 (“Second Lien Notes”);
•	We redeemed $276.5 million face value of 10% Senior Notes due 2013;
•	Between October 2010 and May 2011, we converted 1,092,000 shares of 7.25% Perpetual Convertible Preferred Stock (the “7.25% Preferred Stock”) through the issuance of 9,961,493 shares of common stock and $11.8 million in cash, amounts which include a total redemption premium of $21.2 million;
•	In May and June 2011, we converted 100,000 shares of our 5.625% Preferred Stock through the issuance of 1,075,789 shares of common stock; and
•	We sold certain onshore properties for cash proceeds of $39.6 million before selling expenses.

The June 30, 2011 principal balance of our revolving credit facility and Senior Notes and related maturity dates were as follows:

•	Revolving credit facility — $107.8 million — Due December 2014;
•	9.25% Senior Notes — $750 million — Due December 2017; and
•	7.75% Senior Notes — $250 million — Due June 2019.

In March 2011, the BOEMRE issued a letter stating that our company qualifies for a supplemental bonding waiver. We still maintain approximately $26.5 million in bonds issued to third parties other than the BOEMRE to secure the plugging and abandonment of wells on the outer continental shelf of the Gulf of Mexico as well as the removal of platforms and related facilities.

Our initial fiscal 2012 capital budget, excluding any potential acquisition but including abandonment costs, is expected to be approximately $450 million ($428 million prior to plugging and abandonment costs). We intend to fund our capital expenditure program, contractual commitments, including settlement of derivative contracts, from cash on hand, cash flows from operations and borrowings under our credit facility. We believe our available liquidity will be sufficient to meet our funding requirements through June 30, 2012. However, future cash flows are subject to a number of variables, including the level of crude oil and natural gas production and prices. There can be no assurance that cash flow from operations or other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures. If an acquisition opportunity arises, we may also seek to access public markets to issue additional debt and/or equity securities. Cash flows from operations were used primarily to fund exploration and development expenditures during fiscal 2011.

The following table sets forth selected historical information from our statement of cash flows from operations:

	Year Ended June 30,
	2011	2010	2009
	(In thousands)
Net cash provided by operating activities	$387,725	$121,213	$245,835
Net cash used in investing activities	(1,255,072)	(384,160)	(263,077)
Net cash provided by (used in) financing activities	881,530	188,246	(62,795)
Net increase (decrease) in cash and cash equivalents	$14,183	$(74,701)	$(80,037)

Operating Activities

Net cash provided by operating activities during the year ended June 30, 2011 was $387.7 million as compared to $121.2 million provided by operating activities during fiscal 2010. The increase is due in part to higher net commodity prices and production volumes partially offset by higher production costs. Fiscal 2011 also included higher proceeds from sale of derivative instruments and higher nonproduction costs and expenses. Changes in operating assets and liabilities increased $76.6 million primarily due to accounts receivable and accounts payable and accrued liabilities.

Generally, producing natural gas and crude oil reservoirs have declining production rates. Production rates are impacted by numerous factors, including but not limited to, geological, geophysical and engineering matters, production curtailments and restrictions, weather, market demands and our ability to replace depleting reserves. Our inability to adequately replace reserves could result in a decline in production volumes, one of the key drivers of generating net operating cash flows. For the fiscal year ended June 30, 2011, our reserve replacement ratio, which is calculated by dividing acquisitions, discoveries, extensions of existing fields and revisions to proved reserves by total production, was 486%. Results for any year are a function of the success of our drilling program and acquisitions. While program results are difficult to predict, our current drilling inventory provides us opportunities to replace our production in fiscal 2012.

Investing Activities

Our investments in properties, including acquisitions, were $1,293.5 million, $438.1 million and $266.0 million for the years ended June 30, 2011, 2010 and 2009, respectively. The increase in cash used in investing activities in comparing fiscal 2011 to fiscal 2010 is primarily due to higher acquisitions coupled with higher investments in properties.

Excluding any potential acquisitions but including abandonment costs, we currently anticipate an initial capital budget for 2012 of approximately $450 million. We intend to fund our capital expenditure program, contractual commitments, including settlement of derivative contracts, from cash on hand, cash flows from our operations and borrowings under our credit facility. If an acquisition opportunity arises, we may also access public markets to issue additional debt and/or equity securities. As of July 31, 2011, we had $379 million availability for borrowing under our revolving credit facility. Our current borrowing base is $750 million. Our next borrowing base redetermination is scheduled for the fall of 2011 utilizing our June 30, 2011 reserve report. If commodity prices decline and banks lower their internal projections of natural gas and oil prices, it is possible that we will be subject to decreases in our borrowing base availability in the future. We anticipate that our cash flow from operations and available borrowing capacity under our revolving credit facility will exceed our planned capital expenditures and other cash requirements for the year ended June 30, 2012. However, future cash flows are subject to a number of variables, including the level of natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

Financing Activities

Cash provided by financing activities was $881.5 million for the year ended June 30, 2011 as compared to cash provided by financing activities of $188.2 million for the year ended June 30, 2010. During the year ended June 30, 2011, total proceeds from the issuance of common and preferred stock were $562.1 million and total proceeds borrowings net of repayments were $373.6 million. During the year ended June 30, 2010, total proceeds from issuance of common and preferred stock were $294.5 million and net repayments were $88.1 million.

Available Credit

Credit markets in the United States and around the world have been constrained due to a lack of liquidity and confidence in a number of financial institutions during 2009 and 2010. Investors have sought perceived safe investments in securities of the United States government rather than individual entities. We may experience difficulty accessing the long-term credit markets should conditions return to levels prevailing in 2009 and early 2010. Additionally, constraints in the credit markets may increase the rates we are charged for utilizing these markets. Notwithstanding periodic weakness in the United States credit markets, we expect that our available liquidity is sufficient to meet our operating and capital requirements thru June 30, 2012.

Revolving Credit Facility

EGC and its subsidiaries entered into a second amended and restated revolving credit facility on May 5, 2011, replacing the original amended and restated revolving credit facility entered into on June 8, 2007 and its amendments. This facility has a face value of $925 million and matures on December 31, 2014. EGC’s current borrowing base under the facility is $750 million, although $25 million of this amount must be withheld to be available for EGC during the period of July 1st to October 31st of each calendar year as a reserve to deal with potential effects from hurricanes. Outstanding amounts drawn under the facility bear interest based on the borrowing base usage, at the applicable London Interbank Offered Rate, plus applicable margins ranging from 2.25% to 3.00% or an alternate base rate, based on the federal funds effective rate plus applicable margins ranging from 1.25% to 2.00%. EGC pays a fee of 0.50% on undrawn amounts committed under the facility. Indebtedness incurred under the revolver is secured by mortgages on at least 85% of the value of EGC’s and its subsidiaries’ proved reserves, the stock held in EGC by another one of our subsidiaries and otherwise on all of the assets of EGC and its subsidiaries. $300 million of the borrowing capacity under the facility is available for the issuance of letters of credit by the letters of credit issuing banks thereunder. EGC pays an additional fee to the issuing banks of 0.25% plus the applicable margin on the stated amounts subject to letters of credit issued under the revolver.

The first lien revolver provides that the lenders thereunder review and have the opportunity to reset the borrowing base at least two times a year, in conjunction with our fiscal year end and the end of EGC’s second quarter. Moreover, the lenders have the additional right to seek discretionary resets to the borrowing base up to two additional times each year. It also provides that EGC has the right to seek discretionary resets to the borrowing base.

Currently, the revolver requires EGC and its subsidiaries to maintain certain financial covenants. Specifically, EGC may not permit, in each case as calculated as of the end of each fiscal quarter, its total leverage ratio to be more than 3.5 to 1.0, its interest coverage ratio to be less than 3.0 to 1.0, or its current ratio (in each case as defined in our revolving credit facility) to be less than 1.0 to 1.0. In addition, EGC and its subsidiaries are subject to various covenants, including those limiting dividends and other payments, making certain investments, margin, consolidating, modifying certain agreements, transactions with affiliates, the incurrence of debt, changes in control, asset sales, liens on properties, sale leaseback transactions, entering into certain leases, the allowance of gas imbalances, take or pay or other prepayments and entering into certain hedging agreements.

The revolver also contains customary events of default, including, but not limited to non-payment of principal when due, non-payment of interest or fees and other amounts after a grace period, failure of any representation or warranty to be true in all material respects when made or deemed made, defaults under other debt instruments (including the indenture governing the notes), commencement of a bankruptcy or similar proceeding by or on behalf of us or a guarantor, judgments against us or a guarantor, the institution by us to terminate a pension plan or other ERISA events, any change in control, loss or impairment of liens, failure to meet financial ratios, John Daniel Schiller, Jr. ceasing to be our chief executive officer without a reasonably acceptable replacement being appointed, and violations of other covenants subject, in certain cases, to a grace period. As of June 30, 2011, we are in compliance with all covenants.

High Yield Facilities

9.25% High Yield Notes

On December 17, 2010, EGC issued $750 million face value of 9.25% unsecured senior notes due December 15, 2017 at par (“the 9.25% Old Senior Notes”). These notes are guaranteed by us and each of EGC’s existing and future material domestic subsidiaries. We exchanged $749 million aggregate principal of the 9.25% Old Senior Notes for $749 million aggregate principal amount of newly issued notes registered under the Securities Act of 1933 (the “9.25% Senior Notes”) bearing identical terms and conditions as the 9.25% Old Senior Notes. The trading restrictions on the remaining $1 million face value of the 9.25% Old Senior Notes will be lifted on December 17, 2011, one year from the original issuance date.

7.75% High Yield Notes

On February 25, 2011, EGC issued $250 million face value of 7.75% unsecured senior notes due June 15, 2019 at par (“the 7.75% Old Senior Notes”). These notes are guaranteed by us and each of EGC’s existing and future material domestic subsidiaries. We exchanged the full $250 million aggregate principal of the 7.75% Old Senior Notes for $250 million aggregate principal amount of newly issued notes registered under the Securities Act of 1933 (the “7.75% Senior Notes”) bearing identical terms and conditions as the 7.75% Old Senior Notes. We have the right to redeem the 7.75% Senior Notes under various circumstances and are required to make an offer to repurchase the 7.75% Senior Notes upon a change of control and from the new proceeds of asset sales under specified circumstances each of which is defined in the indenture governing the 7.75% Senior Notes.

10% Senior Notes

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

Of the original $750 million of New Notes, we had repurchased $126.0 million face value by June 30, 2009. As discussed below, we exchanged $347.5 million of New Notes for $278.0 million of Second Lien Notes on November 12, 2009. The remaining $276.5 million face value of New Notes was retired between February 25, 2011 and June 15, 2011.

16% Second Lien Notes

On November 12, 2009, we issued an aggregate principal amount of $338.0 million 16% Second Lien Notes, which were secured by a second lien on our oil and gas properties. We issued $278.0 million aggregate principal amount of such Second Lien Notes in exchange for $347.5 million aggregate principal amount of New Notes. We issued the remaining $60.0 million aggregate principal amount of Second Lien Notes in a concurrent private placement with a limited number of qualified institutional buyers. Following the issuance of the Second Lien Notes, we had $276.5 million aggregate principal amount of New Notes and $388.0 million aggregate principal amount of Second Lien Notes outstanding.

On May 6, 2010, we exchanged $338.5 million aggregate principal amount of Second Lien Notes for $338.5 million aggregate principal amount of newly issued notes registered under the Securities Act (the “Registered Second Lien Notes”) bearing identical terms and conditions as the Second Lien Notes.

Between December 9, 2010 and January 18, 2011, we fully retired the remaining $342.0 million face value of Registered Second Lien Notes.

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

Contractual Obligations and Other Commitments

The table below provides estimates of the timing of future payments that, as of June 30, 2011, we are obligated to make under our contractual obligations and commitments, other than hedging contracts. We expect to fund these contractual obligations with cash on hand, cash generated from operations and borrowings available under our credit facility.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(In Thousands)
Contractual Obligations
Total long-term debt(1)	$1,113,387	$4,054	$1,549	$107,784	$1,000,000
Interest on long-term debt(1)	613,441	91,880	181,873	177,500	162,188
Operating leases(2)	12,352	1,874	3,641	3,553	3,284
Performance bonds(2)	26,507	26,507	—	—	—
Drilling rig commitments(2)	—	—	—	—	—
Letters of credit(2)	231,500	500	—	231,000	—
Total contractual obligations	1,997,187	124,815	187,063	519,837	1,165,472
Other Obligations
Asset retirement obligations(3)	912,241	33,471	40,716	33,399	804,655
Total obligations	$2,909,428	$158,286	$227,779	$553,236	$1,970,127

(1)	See Note 6 of Notes to Consolidated Financial Statements for details of our long-term debt.
(2)	See Note 16 of Notes to Consolidated Financial Statements for discussion of these commitments. The commitment amounts cannot be calculated since the well completion dates are not known.
(3)	See Note 8 of Notes to Consolidated Financial Statements for details of asset retirement obligations (the obligations reflected above are undiscounted).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

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

Use of Estimates The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates of proved reserves are key components of our depletion rate for our proved oil and natural gas properties and the full cost ceiling test limitation. Accordingly, our accounting estimates require exercise of judgment. While we believe that the estimates and assumptions used in preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates.

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

Oil and Gas Properties.  We use the full cost method of accounting for exploration and development activities as defined by the SEC. Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to property acquisition, exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves.

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

We evaluate the impairment of our evaluated oil and gas properties through the use of a ceiling test as prescribed by SEC Regulation S-X Rule 4-10. Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capital costs. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves. Oil and gas reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be precisely measured. Such cost estimates related to future development costs of proved oil and gas reserves could be subject to revisions due to changes in regulatory requirements, technological advances and other factors which are difficult to predict. As discussed in Note 3 of Notes to Consolidated Financial Statements, we recorded a write-down to our oil and gas properties in the second and third quarters of fiscal 2009. At June 30, 2011, 2010 and 2009, a 10% decrease in oil and gas prices would not impact the results of our full cost ceiling limitation test.

Asset Retirement Obligations.  Our investment in oil and gas properties includes an estimate of the future cost associated with dismantlement, abandonment and restoration of our properties. The present value of the future costs are added to the capitalized cost of our oil and gas properties and recorded as a long-term or current liability. The capitalized cost is included in oil and gas properties cost that are depleted over the life of the assets. The estimation of future costs associated with dismantlement, abandonment and restoration requires the use of estimated costs in future periods that, in some cases, will not be incurred until a number of years in the future. Such cost estimates could be subject to revisions in subsequent years due to changes in regulatory requirements, technological advances and other factors that are difficult to predict.

The ExxonMobil Acquisition resulted in an acquired asset retirement obligation of approximately $204.5 million.

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

The following table summarizes the sensitivity of our derivative contracts to changes in oil and gas prices:

	June 30, 2011		June 30, 2010		June 30, 2009
	Oil (Bbl)	Gas (MMBtu)	Oil (Bbl)	Gas (MMBtu)	Oil (Bbl)	Gas (MMBtu)
Average prices used in determining fair value	$99.59	$4.90	$78.59	$5.30	$73.86	$5.70
Decrease in fair value of derivative contracts resulting from a 10% increase in oil or natural gas prices (in thousands)(1)(2):	$(129,551)	$(9,530)	$(41,591)	$(11,905)	$(19,469)	$(9,734)

(1)	Subsequent increases in oil and natural gas prices would not necessarily have the same impact on fair value due to the nature of some of our derivative contracts.
(2)	Substantially all of the change in fair value would be deferred in Other Comprehensive Income (OCI). In addition, increases in prices would have a positive impact on our oil and natural gas revenues.

Net income would have increased (decreased) for the years ended June 30, 2011, 2010 and 2009 by $(96.2) million, $(13.0) million and $323.7 million, respectively, if our crude oil and natural gas hedges did not qualify as cash flow hedges.

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

When recording income tax expense, certain estimates are required to be made by management due to timing and to the impact of future events on when income tax expenses and benefits are recognized by us. We periodically evaluate any tax operating loss and other carryforwards to determine whether a gross tax asset, as well as a valuation allowance, should be recognized in our consolidated financial statements. At June 30, 2011 we maintained a $109.3 million valuation allowance against our net deferred tax assets due in part to our three-year cumulative operating losses primarily as a result of the non-cash full cost ceiling impairment recorded in fiscal 2009. We continue to evaluate the need for the valuation allowance based on current and expected earnings and other factors. If positive earnings trends continue or other events occur, the need for retaining this valuation allowance may diminish.

In light of our capital structure, U.S. withholding taxes attributable to interest due on loans from the Bermuda parent to the U.S. operating companies is provided as the interest accrues. This U.S. withholding tax (at 30%) is due when the interest is actually paid, and may not be offset or reduced by U.S. operating activity; although the interest expense is generally deductible in the U.S. when paid, subject to certain other limitations.

We adopted the provisions of ASC 740-10 (formally known as FIN 48) and applied the guidance of ASC 740-10 as of July 1, 2007. As of the adoption date, we did not record a cumulative effect adjustment related to the adoption of ASC 740-10 or have any gross unrecognized tax benefit. At June 30, 2011, we did not have any ASC 740-10 liability or gross unrecognized tax benefit.

Share-Based Compensation.  Compensation cost for equity awards is based on the fair value of the equity instrument on the date of grant and is recognized over the period during which an employee is required to provide service in exchange for the award. Compensation cost for liability awards is based on the fair value of the vested award at the end of each period.

Recent Accounting Pronouncements

We disclose the existence and potential effect of accounting standards issued but not yet adopted by us or recently adopted by us with respect to accounting standards that may have an impact on us in the future.

Presentation of Comprehensive Income.  The FASB has issued new guidance on the presentation of comprehensive income. This new guidance allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The new guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Components of comprehensive income are stated net of income tax at 35%, subject to evaluations for the need for a valuation allowance against any resulting deferred tax asset(s).

This new guidance will be applied retrospectively and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011.

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

Updates to Oil and Gas Accounting Rules.  In January 2010, the FASB issued its updates to oil and gas accounting rules to align the oil and gas reserve estimation and disclosure requirements of Extractive Industries — Oil and Gas with the requirements in the SEC’s final rule, Modernization of the Oil and Gas Reporting Requirements, which was issued on December 31, 2008. We adopted the new rules effective June 30, 2010. The new rules are applied prospectively as a change in estimate. Adoption of these requirements did not significantly impact our reported reserves or our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

General

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at June 30, 2011, and from which we may incur future gains or losses from changes in market interest rates or commodity prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

Hypothetical changes in commodity prices and interest rates chosen for the following estimated sensitivity analysis are considered to be reasonably possible near-term changes generally based on consideration of past fluctuations for each risk category. However, since it is not possible to accurately predict future changes in interest rates and commodity prices, these hypothetical changes may not necessarily be an indicator of probable future fluctuations.

Credit Risk

We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through the sale of our oil and natural gas production, which we market to energy marketing companies and refineries and to a lesser extent our derivative counterparties. We monitor our exposure to these counterparties primarily by reviewing credit ratings, financial statements and payment history. We extend credit terms based on our evaluation of each counterparty’s creditworthiness. Although we have not generally required our counterparties to provide collateral to support their obligation to us, we may, if circumstances dictate, require collateral in the future. In this manner, we reduce credit risk.

Commodity Price Risk

Our major market risk exposure continues to be the pricing applicable to our oil and natural gas production. Our revenues, profitability and future rate of growth depend substantially upon the market prices of oil and natural gas, which fluctuate widely. Oil and natural gas price declines and volatility could adversely affect our revenues, cash flows and profitability. Price volatility is expected to continue.

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

With a financially settled purchased put, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the hedged price of the transaction. With a swap, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the hedged price for the transaction, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the hedged price for the transaction. With a zero-cost collar, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price of the collar, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price for the collar. A three-way collar is a combination of options consisting of, a sold call, a purchased put and a sold put. The sold call establishes a maximum price we will receive for the volumes under contract. The purchased put establishes a minimum price unless the market price falls below the sold put, at which point the minimum price would be the reference price (i.e., NYMEX) plus the difference between the purchased put and the sold put strike price.

For a complete discussion of our open commodity derivatives as of June 30, 2011, please see Note 9 to our Consolidated Financial Statements.

As of June 30, 2011, we had the following contracts outstanding (Asset (Liability) and Fair Value Gain (Loss) in thousands):

	Crude Oil				Natural Gas				Total
	Volume (MBbls)	Contract Price(1)	Total		Volume (MMMBtus)	Contract Price(1)	Total
Period			Asset (Liability)	Fair Value Gain (Loss)			Asset (Liability)	Fair Value Gain (Loss)	Asset (Liability)	Fair Value Gain (Loss)(2)
Put Spreads
7/11 – 6/12	564	$60.00/$75.00	$(2,256)	$4,788					$(2,256)	$4,788
7/12 – 6/13	570	60.00/75.00	45	1,877					45	1,877
			(2,211)	6,665					(2,211)	6,665
Puts
7/11 – 6/12	710	100.38	3,410	(1,616)					3,410	(1,616)
Swaps
7/11 – 6/12	3,662	87.54	(38,676)	24,962					(38,676)	24,962
7/12 – 6/13	2,854	90.38	(29,151)	18,948					(29,151)	18,948
7/13 – 12/13	1,012	94.24	(6,673)	4,338					(6,673)	4,338
			(74,500)	48,248					(74,500)	48,248
Basis Swaps
8/11 – 12/11	153	11.75	(383)	248					(383)	248
Collars
7/11 – 6/12	2,967	74.25	(15,607)	10,145	3,660	$4.50/5.35	$554	$(360)	(15,053)	9,785
7/12 – 6/13	3,141	77.34	(24,768)	16,099	1,840	4.50/5.35	(63)	41	(24,831)	16,140
7/13 – 12/13	1,472	80.78	(9,794)	6,366					(9,794)	6,366
			(50,169)	32,610			491	(319)	(49,678)	32,291
Three-Way Collars
7/11 – 6/12					8,520	4.09/4.94/5.84	2,714	(1,764)	2,714	(1,764)
7/12 – 6/13					10,950	4.07/4.93/5.87	488	(317)	488	(317)
7/13 – 6/13					5,520	4.07/4.93/5.87	(601)	391	(601)	391
							2,601	(1,690)	2,601	(1,690)
Total Gain (Loss) on Derivatives			$(123,853)	$86,155			$3,092	$(2,009)	$(120,761)	$84,146

(1)	The contract price is weighted-averaged by contract volume.
(2)	The gain on derivative contracts is net of applicable income taxes.

Our ultimate realized gain or loss with respect to commodity price fluctuations will depend on the future exposures that arise during the period, our hedging strategies at the time and commodity prices at the time.

Most of our crude oil production is Heavy Louisiana Sweet (“HLS”). We utilize West Texas Intermediate (“WTI”), NYMEX based derivatives as the means of hedging our fixed price commodity risk thereby resulting in HLS/WTI basis exposure. Historically the basis differential between HLS and WTI has been relatively small and predictable. Over the past five years, HLS has averaged approximately $1 per barrel premium to WTI. Since the beginning of 2011, the HLS/WTI basis differential and volatility has increased with HLS carrying as much as a $20 per barrel premium to WTI.

Follows is a summary of crude oil volumes and related price per barrel in excess of WTI we have under physical and financial contracts at June 30, 2011:

	Hedged
	Bbl/ Day	$/Bbl
July 2011	15,000	$2.37
August 2011	14,000	9.14
September 2011	13,000	9.53
October 2011	13,000	9.53
November 2011	11,000	10.94
December 2011	11,000	10.94

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our variable rate debt obligations. Specifically, we are exposed to changes in interest rates as a result of borrowings under our credit facility, and the terms of our credit facility require us to pay higher interest rate margins as we utilize a larger percentage of our available borrowing base. We manage our interest rate exposure by limiting our variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates. However, to reduce our future exposure to changes in interest rates, we may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues.

We generally invest cash equivalents in high-quality credit instruments consisting primarily of money market funds with maturities of 90 days or less. We do not expect any material loss from cash equivalents and therefore we believe its interest rate exposure on invested funds is not material.

Item 8. Financial Statements and Supplementary Financial Information

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed by management, under the supervision of our principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. (GAAP) and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision and participation of our principal executive officer and our principal financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, our management has concluded that, as of June 30, 2011, our internal control over financial reporting was effective based on those criteria.

UHY LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting as of June 30, 2011. This report, dated August 15, 2011, appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Energy XXI (Bermuda) Limited

We have audited the accompanying consolidated balance sheets of Energy XXI (Bermuda) Limited (a Bermuda Corporation) and subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended June 30, 2011. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energy XXI (Bermuda) Limited and subsidiaries as of June 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective June 30, 2010, the Company changed its reserve estimates and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Energy XXI (Bermuda) Limited and subsidiaries’ internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 15, 2011 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ UHY LLP

Houston, Texas
August 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Energy XXI (Bermuda) Limited

We have audited Energy XXI (Bermuda) Limited and subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Energy XXI (Bermuda) Limited and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Energy XXI (Bermuda) Limited and subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended June 30, 2011, and our report dated August 15, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ UHY LLP

Houston, Texas
August 15, 2011

ENERGY XXI (BERMUDA) LIMITED

CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)

	June 30,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$28,407	$14,224
Accounts receivable
Oil and natural gas sales	126,194	68,675
Joint interest billings	4,526	4,388
Insurance and other	2,533	4,471
Prepaid expenses and other current assets	47,751	34,479
Derivative financial instruments	22	19,757
Total Current Assets	209,433	145,994
Property and Equipment, net of accumulated depreciation, depletion, amortization and impairment
Oil and natural gas properties – full cost method of accounting, including $467.3 million and $144.3 million of unevaluated properties at June 30, 2011 and 2010, respectively	2,545,336	1,378,222
Other property and equipment	8,201	8,028
Total Property and Equipment	2,553,537	1,386,250
Other Assets
Derivative financial instruments	—	14,610
Deferred income taxes	2,411	—
Debt issuance costs, net of accumulated amortization	33,479	19,637
Total Other Assets	35,890	34,247
Total Assets	$2,798,860	$1,566,491
LIABILITIES
Current Liabilities
Accounts payable	$163,741	$87,103
Accrued liabilities	111,157	68,783
Note payable	19,853	—
Asset retirement obligations	19,624	35,154
Derivative financial instruments	50,259	1,701
Current maturities of long-term debt	4,054	2,518
Total Current Liabilities	368,688	195,259
Long-term debt, less current maturities	1,109,333	772,082
Deferred income taxes	—	37,215
Asset retirement obligations	303,618	124,123
Derivative financial instruments	70,524	511
Other liabilities	—	740
Total Liabilities	1,852,163	1,129,930
Commitments and Contingencies (Note 16)
Stockholders’ Equity
7.25% Preferred stock, $0.01 par value, 2,500,000 shares authorized and 8,000 and 1,100,000 shares issued and outstanding at June 30, 2011 and 2010, respectively.	—	11
5.625% Preferred stock, $0.001 par value, 2,500,000 shares authorized and 1,050,000 and -0- shares issued and outstanding at June 30, 2011 and 2010, respectively.	1	—
Common stock, $0.005 par value, 200,000,000 shares authorized and 76,203,574 and 50,819,109 shares issued and 76,202,921 and 50,636,719 shares outstanding at June 30, 2011 and 2010, respectively	381	254
Additional paid-in capital	1,479,959	901,457
Accumulated deficit	(465,160)	(492,867)
Accumulated other comprehensive income (loss), net of income tax expense (benefit)	(68,484)	27,706
Total Stockholders’ Equity	946,697	436,561
Total Liabilities and Stockholders’ Equity	$2,798,860	$1,566,491

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share information)

	Year Ended June 30,
	2011	2010	2009
Revenues
Crude oil sales	$719,683	$387,935	$292,763
Natural gas sales	139,687	110,996	141,067
Total Revenues	859,370	498,931	433,830
Costs and Expenses
Lease operating expense	251,977	142,612	122,150
Production taxes	3,336	4,217	5,450
Impairment of oil and gas properties	—	—	576,996
Depreciation, depletion and amortization	293,479	181,640	217,207
Accretion of asset retirement obligations	32,127	23,487	14,635
General and administrative expense	75,091	49,667	24,756
Gain on derivative financial instruments	(5,563)	(4,739)	(10,147)
Total Costs and Expenses	650,447	396,884	951,047
Operating Income (Loss)	208,923	102,047	(517,217)
Other Income (Expense)
Bridge loan commitment fees	(4,500)	—	—
Loss on retirement of debt	(21,855)	—	—
Other income	198	29,756	7,498
Interest expense	(105,849)	(88,239)	(84,249)
Total Other Expense	(132,006)	(58,483)	(76,751)
Income (Loss) Before Income Taxes	76,917	43,564	(593,968)
Income Tax Expense (Benefit)	12,262	16,244	(22,339)
Net Income (Loss)	64,655	27,320	(571,629)
Induced Conversion of Preferred Stock	24,348	—	—
Preferred Stock Dividends	12,600	4,320	—
Net Income (Loss) Attributable to Common Stockholders	$27,707	$23,000	$(571,629)
Earnings (Loss) per Share
Basic	$0.42	$0.56	$(19.77)
Diluted	$0.42	$0.56	$(19.77)
Weighted Average Number of Common Shares Outstanding
Basic	66,356	40,992	28,918
Diluted	66,459	41,384	28,918

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Preferred Stock						Additional Paid-in Capital	Retained Earnings (Deficit)	Accum. Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	5.625%		7.25%		Common Stock
	Shares	Value	Shares	Value	Shares	Value
Balance, June 30, 2008					29,060	$145	$601,509	$57,941	$(285,010)	$374,585
Common stock issued					101	1	589			590
Restricted shares issued					122		2,626			2,626
Common stock dividends								(2,179)		(2,179)
Comprehensive income (loss):
Net loss								(571,629)		(571,629)
Unrealized gain on derivative financial instruments, net of income taxes									323,507	323,507
Total comprehensive loss										(248,122)
Balance, June 30, 2009					29,283	146	604,724	(515,867)	38,497	127,500
Common stock issued, net of direct costs					21,466	108	187,810			187,918
Preferred stock issued, net of direct costs			1,100	$11			106,539			106,550
Restricted shares issued					70		2,384			2,384
Preferred stock dividends								(4,320)		(4,320)
Comprehensive income:
Net income								27,320		27,320
Unrealized loss on derivative financial instruments, net of income taxes									(10,791)	(10,791)
Total comprehensive income										16,529
Balance, June 30, 2010			1,100	11	50,819	254	901,457	(492,867)	27,706	436,561
Common stock issued, net of direct costs					14,328	72	286,812			286,884
Preferred stock issued, net of direct costs	1,150	$1					278,391			278,392
Preferred stock converted to common	(100)		(1,092)	(11)	10,562	53	(42)			—
Restricted shares issued					20		952			952
Preferred stock dividends								(12,600)		(12,600)
Preferred stock inducement					475	2	12,389	(24,348)		(11,957)
Comprehensive income:
Net income								64,655		64,655
Unrealized loss on derivative financial instruments, net of income taxes									(96,190)	(96,190)
Total comprehensive loss										(31,535)
Balance, June 30, 2011	1,050	$1	8	$—	76,204	$381	$1,479,959	$(465,160)	$(68,484)	$946,697

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended June 30,
	2011	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$64,655	$27,320	$(571,629)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	293,479	181,640	217,207
Impairment of oil and gas properties	—	—	576,996
Deferred income tax expense (benefit)	12,169	16,238	(23,055)
Change in derivative financial instruments
Proceeds from sale of derivative instruments	42,577	5,000	66,480
Other – net	(37,047)	(35,633)	(19,549)
Accretion of asset retirement obligations	32,127	23,487	14,635
Amortization of deferred gain on debt and debt discount and premium	(43,521)	(36,364)	(5,620)
Amortization and write-off of debt issuance costs	15,772	7,806	5,245
Stock-based compensation	4,443	3,480	4,760
Payment of interest in-kind	2,225	4,009	—
Changes in operating assets and liabilities
Accounts receivable	(49,745)	(18,398)	91,273
Prepaid expenses and other current assets	(13,272)	(16,415)	1,146
Settlement of asset retirement obligations	(73,974)	(80,044)	(25,421)
Accounts payable and accrued liabilities	137,837	39,087	(86,633)
Net Cash Provided by Operating Activities	387,725	121,213	245,835
Cash Flows from Investing Activities
Acquisitions	(1,012,262)	(293,037)	—
Capital expenditures	(281,233)	(145,112)	(266,012)
Insurance payments received	—	53,985	—
Proceeds from the sale of properties	38,431	—	3,233
Other	(8)	4	(298)
Net Cash Used in Investing Activities	(1,255,072)	(384,160)	(263,077)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	562,112	294,468	—
Conversion of preferred stock to common	(11,957)	—	—
Dividends to shareholders	(12,313)	(3,988)	(2,179)
Proceeds from long-term debt	1,829,828	205,903	270,794
Payments on long-term debt	(1,456,190)	(294,013)	(236,707)
Purchase of bonds	—	—	(90,888)
Debt issuance costs	(29,614)	(13,030)	(2,270)
Other	(336)	(1,094)	(1,545)
Net Cash Provided by (Used in) Financing Activities	881,530	188,246	(62,795)
Net Increase (Decrease) in Cash and Cash Equivalents	14,183	(74,701)	(80,037)
Cash and Cash Equivalents, beginning of year	14,224	88,925	168,962
Cash and Cash Equivalents, end of year	$28,407	$14,224	$88,925

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies

Nature of Operations.  We were incorporated in Bermuda on July 25, 2005. We are headquartered in Houston, Texas. We are engaged in the acquisition, exploration, development and operation of oil and natural gas properties onshore in Louisiana and Texas and offshore in the Gulf of Mexico.

References in these Notes to our Consolidated Financial Statements to “us,” “we,” “our,” “the Company,” or “Energy XXI” are to Energy XXI (Bermuda) Limited and its wholly-owned subsidiaries, including Energy XXI (US Holdings) Limited (“Energy XXI Holdings”), Energy XXI Insurance Limited (“EXXI Insurance” and, together with Energy XXI (Bermuda) Limited and Energy XXI Holdings, our “Bermuda Companies”), Energy XXI, Inc. (“EXXI Corp.”), Energy XXI USA, Inc. (“EXXI USA”), Energy XXI GOM, LLC (“GOM”), Energy XXI Gulf Coast, Inc. (“EGC”), Energy XXI Services, LLC (“EXXI Services”), Energy XXI Texas Onshore, LLC (“Texas Onshore”), Energy XXI Pipeline, LLC (“EXXI Pipeline”) and Energy XXI Onshore, LLC (“Onshore” and, together with EXXI Corp., EXXI USA, GOM, EGC, EXXI Services, EXXI Pipeline and Texas Onshore, our “U.S. Companies”).

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

We evaluate the impairment of our evaluated oil and gas properties through the use of a ceiling test as prescribed by SEC Regulation S-X Rule 4-10. Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves. Oil and gas reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be precisely measured. Such cost estimates related to future development costs of proved oil and gas reserves could be subject to revisions due to changes in regulatory requirements, technological advances and other factors which are difficult to predict. As discussed in Note 3 of Notes to Consolidated Financial Statements, we recorded a write-down to our oil and gas properties in the second and third quarters of fiscal 2009.

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

Common Stock.  At our 2009 Annual General Meeting of Shareholders held on December 11, 2009 (“2009 AGM”), our shareholders approved a share consolidation with respect to the shares of our common stock at certain pre-determined ratios at any time prior to December 31, 2010, subject to the approval of our Board. In January 2010, our Board approved a 1:5 stock consolidation effective January 29, 2010. Accordingly, all of our common shares, incentive plans and related amounts for all periods presented in this Form 10-K reflect the stock consolidation.

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

Allowance for Doubtful Accounts.  We establish provisions for losses on accounts receivable if it is determined that collection of all or a part of an outstanding balance is not probable. Collectability is reviewed regularly and an allowance is established or adjusted, as necessary, using the specific identification method. As of June 30, 2011 and 2010, no allowance for doubtful accounts was necessary.

General and Administrative Expense.  Under the full cost method of accounting, a portion of our general and administrative expense that is directly identified with our acquisition, exploration and development activities is capitalized as part of oil and natural gas properties. These capitalized costs include salaries, employee benefits, costs of consulting services, and other direct costs incurred to directly support those employees that are directly involved in acquisition, exploration and development activities. The capitalized costs do not include costs related to production operations, general corporate overhead or similar activities. Our capitalized general and administrative expense directly related to our acquisition, exploration and development activities for the years ended June 30, 2011, 2010 and 2009 was $37.8 million, $26.6 million and $17.3 million, respectively.

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

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies  – (continued)

Capitalized Interest.  Oil and natural gas investments in significant unproved properties and major development projects, on which DD&A expense is not currently recorded and on which exploration or development activities are in progress, qualify for capitalization of interest. Capitalized interest is calculated by multiplying our weighted-average interest rate on debt by the amount of qualifying costs. Capitalized interest cannot exceed gross interest expense. As excluded oil and natural gas costs are transferred to the depreciable base, the associated capitalized interest is also transferred. For the years ended June 30, 2011, 2010 and 2009, we have not capitalized any interest expense.

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

Asset Retirement Obligations.  Our investment in oil and gas properties includes an estimate of the future cost associated with dismantlement, abandonment and restoration of our properties. The present value of the future costs are added to the capitalized cost of our oil and gas properties and recorded as a long-term or current liability. The capitalized cost is included in oil and gas properties cost that are depleted over the life of the assets. The estimation of future costs associated with dismantlement, abandonment and restoration requires the use of estimated costs in future periods that, in some cases, will not be incurred until a substantial number of years in the future. Such cost estimates could be subject to revisions in subsequent years due to changes in regulatory requirements, technological advances and other factors which may be difficult to predict.

Debt Issuance Costs.  Costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the scheduled maturity of the debt utilizing the straight-line method, which approximates the interest method.

Derivative Instruments.  We utilize derivative instruments in the form of natural gas and crude oil put, swap and collar arrangements and combinations of these instruments in order to manage the price risk associated with future crude oil and natural gas production. Gains or losses resulting from transactions designated as cash flow hedges are recorded at market value and are recorded, net of related tax impact, in Accumulated Other Comprehensive Income (“AOCI”) as appropriate, until recognized as operating income in our consolidated statement of income as the physical production hedged by the contracts is delivered. Instruments not qualifying for hedge accounting treatment are recorded in the balance sheet and changes in fair value are recognized in earnings.

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

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies  – (continued)

When recording income tax expense, certain estimates are required to be made by management due to timing and to the impact of future events on when income tax expenses and benefits are recognized by us. We periodically evaluate any tax operating loss and other carryforwards to determine whether a gross tax asset, as well as a valuation allowance, should be recognized in our consolidated financial statements. If positive earnings trends continue or other events occur, the need for retaining this valuation allowance may diminish.

In light of our capital structure, US withholding taxes attributable to interest due on loans from the Bermuda parent to the U.S. operating companies is provided as the interest accrues. This US withholding tax (at 30%) is due when the interest is actually paid, and may not be offset or reduced by US operating activity; although the interest expense is generally deductible in the US when paid, subject to certain other limitations.

We adopted the provisions of ASC 740-10 (formally known as FIN 48) and applied the guidance of ASC 740-10 as of July 1, 2007. As of the adoption date, we did not record a cumulative effect adjustment related to the adoption of ASC 740-10 or have any gross unrecognized tax benefit. At June 30, 2011, we did not have any ASC 740-10 liability or gross unrecognized tax benefit. As part of the adoption of this guidance, we will record income tax related interest and penalties as a component of income tax expense.

Share-Based Compensation.  Compensation cost for equity awards is based on the fair value of the equity instrument on the date of grant and is recognized over the period during which an employee is required to provide service in exchange for the award. Compensation cost for liability awards is based on the fair value of the vested award at the end of each period.

Note 2 — Recent Accounting Pronouncements

We disclose the existence and potential effect of accounting standards issued but not yet adopted by us or recently adopted by us with respect to accounting standards that may have an impact on us in the future.

Presentation of Comprehensive Income.  The FASB has issued new guidance on the presentation of comprehensive income. This new guidance allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The new guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Components of comprehensive income are stated net of income tax at 35%, subject to evaluations for the need for a valuation allowance against any resulting deferred tax asset(s).

This new guidance will be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

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

Updates to Oil and Gas Accounting Rules.  In January 2010, the FASB issued its updates to oil and gas accounting rules to align the oil and gas reserve estimation and disclosure requirements of Extractive Industries — Oil and Gas with the requirements in the SEC’s final rule, Modernization of the Oil and Gas Reporting Requirements, which was issued on December 31, 2008. We adopted the new rules effective June 30, 2010. The new rules are applied prospectively as a change in estimate. Adoption of these requirements did not significantly impact our reported reserves or our consolidated financial statements.

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

Because of the decline in crude oil and natural gas prices, coupled with the impact of Hurricanes Gustav and Ike, we recognized a non-cash write-down of the net book value of our oil and gas properties of $117.9 million and $459.1 million in the third and second quarters of fiscal 2009, respectively. The write-downs were reduced by $179.9 million and $203.0 million pre-tax as a result of our hedging program in the third and second quarters of fiscal 2009, respectively. No write-downs were required for any of the periods of fiscal 2011 or 2010.

Note 4 — Acquisitions and Dispositions

ExxonMobil Acquisition

On December 17, 2010, we closed on the acquisition of certain shallow-water Gulf of Mexico shelf oil and natural gas interests from affiliates of ExxonMobil for cash consideration of $1.01 billion. The ExxonMobil Acquisition was funded through a combination of cash on hand, including proceeds from common and preferred equity offerings (Note 10), borrowings against our corporate revolver and proceeds from the $750 million private placement by our operating subsidiary, EGC, of 9.25% Senior Notes.

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

Revenues and expenses related to the ExxonMobil Properties from the closing date (December 17, 2010) to June 30, 2011 are included in the June 30, 2011 results of operations.

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

Note 4 — Acquisitions and Dispositions  – (continued)

The following table presents the preliminary purchase price allocation to the assets acquired and liabilities assumed, based on their fair values on December 17, 2010 (in thousands):

Oil and natural gas properties – evaluated	$926,422
Oil and natural gas properties – unevaluated	289,711
Net working capital	101
Asset retirement obligations	(204,512)
Cash paid	$1,011,722

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

Mit Acquisition

On December 22, 2009, we closed on the acquisition of certain Gulf of Mexico shelf oil and natural gas interests from MitEnergy for cash consideration of $276.2 million. For accounting purposes, we recorded the Mit Acquisition as effective November 20, 2009, the date that we gained control of the assets acquired and liabilities assumed. We financed the Mit Acquisition through proceeds received from common and perpetual preferred stock offerings (See Note 10).

The Mit Acquisition was accounted for under the purchase method of accounting. Accordingly, we conducted an assessment of the net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. Transaction, transition and integration costs associated with this acquisition were expensed as incurred.

The Mit Acquisition involved similar non-operated interests in the same group of properties we purchased from Pogo Producing Company in June 2007. These properties include 30 fields of which production is approximately 77% crude oil and 80% of which we presently operate. Offshore leases included in this acquisition total nearly 33,000 net acres.

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

The fair values of evaluated and unevaluated oil and gas properties and asset retirement obligations were measured using valuation techniques that convert future cash flows to a single discounted amount. Inputs to the valuation of oil and gas properties include estimates of: (1) oil and gas reserves; (2) future operating and development costs; (3) future oil and gas prices; and (4) the discount factor used to calculate the discounted

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Acquisitions and Dispositions  – (continued)

cash flow amount. Inputs into the valuation of the asset retirement obligations include estimates of: (1) plug and abandonment costs per well and related facilities; (2) remaining life per well and facilities; and (3) a credit adjusted risk-free interest rate.

The following amounts of the ExxonMobil Properties’ revenue and earnings are included in our consolidated statement of operations for the year ended June 30, 2011 and the summarized unaudited pro forma financial information for the years ended June 30, 2011 and 2010, respectively, assumes that the ExxonMobil and Mit Acquisitions had occurred on July 1, 2009. These unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of the results that would have occurred if we had completed each acquisition as of the earlier date or the results that will be attained in the future (in thousands):

	Revenue	Earnings(1)
ExxonMobil Acquisition properties from December 17, 2010 through June 30, 2011	$226,232	$163,896
ExxonMobil and Mit Acquisitions properties
Supplemental pro forma for July 1, 2010 through June 30, 2011	1,031,104	730,652
Supplemental pro forma for July 1, 2009 through June 30, 2010	961,070	694,775

(1)	Earnings includes revenue less production costs.

Sale of Certain Onshore Properties

In June 2011, we closed on the sale of certain onshore oil and natural gas properties for cash consideration of $39.6 million. Revenues and expenses related to the sold properties have been included in our results of operations through the closing dates. The proceeds were recorded as a reduction to our oil and gas properties with no gain or loss being recognized.

Below is a summary of net reduction to the full cost pool related to the sale (in thousands):

Cash received	$39,625
Reduction of asset retirement obligation related to properties	16,626
Net revenues from June 1, 2011 through closing date	(1,630)
Adjustment to gas imbalances related to properties	36
Net reduction to the full cost pool	$54,657

Note 5 — Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30,
	2011	2010
Oil and gas properties
Proved properties	$3,810,293	$2,675,308
Less: Accumulated depreciation, depletion, amortization and impairment	1,732,250	1,441,396
Proved properties – net	2,078,043	1,233,912
Unproved properties	467,293	144,310
Oil and gas properties – net	2,545,336	1,378,222
Other property and equipment	18,354	15,641
Less: Accumulated depreciation	10,153	7,613
Other property and equipment – net	8,201	8,028
Total property and equipment	$2,553,537	$1,386,250

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30,
	2011	2010
Revolving credit facility	$107,784	$109,457
9.25% Senior Notes due 2017	750,000	—
7.75% Senior Notes due 2019	250,000	—
10% Senior Notes due 2013	—	276,500
16% Second Lien Notes due 2014 (Exchange Offer)	—	341,319
16% Second Lien Notes due 2014 (Private Placement)	—	44,210
Total 16% Second Lien Notes due 2014	—	385,529
Put premium financing	4,926	2,317
Capital lease obligation	677	797
Total debt	1,113,387	774,600
Less current maturities	4,054	2,518
Total long-term debt	$1,109,333	$772,082

Maturities of long-term debt as of June 30, 2011 are as follows (in thousands):

Year Ending June 30,
2012	$4,054
2013	1,476
2014	73
2015	107,784
2016	—
Thereafter	1,000,000
Total	$1,113,387

Revolving Credit Facility

This facility was entered into by our subsidiary, EGC. This facility, as amended and restated, has a borrowing capacity of $925 million and matures December 31, 2014. Borrowings are limited to a borrowing base based on oil and gas reserve values which are redetermined on a periodic basis. The current borrowing base is $750 million. Currently, the facility bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate, plus applicable margins ranging from 2.25% to 3.00% or an alternate base rate, based on the federal funds effective rate plus applicable margins ranging from 1.25% to 2.00%. The revolving credit facility is secured by mortgages on at least 85% of the value of our proved reserves.

The revolving credit facility requires EGC to maintain certain financial covenants. Specifically, EGC may not permit the following under the revolving credit facility: (1) EGC’s total leverage ratio to be more than 3.5 to 1.0, (2) EGC’s interest coverage ratio to be less than 3.0 to 1.0, and (3) EGC’s current ratio (in each case as defined in our revolving credit facility) to be less than 1.0 to 1.0, as of the end of each fiscal quarter. In addition, we are subject to various other covenants including, but not limited to, those limiting our ability to declare and pay dividends or other payments, our ability to incur debt, changes in control, our ability to enter into certain hedging agreements, as well as a covenant to maintain John D. Schiller, Jr. in his current executive position, subject to certain exceptions in the event of his death or disability.

As of June 30, 2011, we are in compliance with all covenants.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Long-Term Debt  – (continued)

On October 15, 2010, EGC and its lenders entered into the Seventh Amendment to Amended and Restated First Lien Credit Agreement (“Seventh Amendment”). The Seventh Amendment modifications to the First Lien Credit Agreement include;

•	Allowing the establishment of a Swing Line Loan Commitment in an amount initially set at $15 million which is carved out of the First Lien Credit Agreement borrowing base. The amounts ultimately available under the Swing Line can be adjusted upward or downward by the lenders and EGC under certain conditions.
•	Allowing for a one-time payment by EGC to us or our subsidiaries of up to $25 million for the purpose of paying premiums or other payments associated with inducing the early conversion of our 7.25% preferred stock.
•	Allowing payments by EGC to us or our subsidiaries of up to $9 million in any calendar year, subject to certain terms and conditions, so that we may pay dividends on our outstanding preferred stock.

On November 17, 2010, we entered into an Eighth Amendment to Amended and Restated First Lien Credit Agreement to our revolving credit facility (the “Eighth Amendment”). The Eighth Amendment modifies the First Lien Credit Agreement and includes the following:

•	Increasing the debt incurrence provisions to allow for an incremental unsecured debt basket of up to $1.0 billion;
•	Increasing the borrowing base to $700 million;
•	Increasing notional amount of the revolving credit facility to $925 million;
•	Increasing the letter of credit sublimit to $300 million; and
•	Extending the maturity date to December 31, 2014, (March 31, 2013 if any of the 10% Senior Notes remain outstanding).

The Eighth Amendment was deemed effective when all conditions precedent had been met, including the closing of the ExxonMobil Acquisition. All of these conditions were met on December 17, 2010.

On May 5, 2011, we entered into the Second Amended and Restated First Lien Credit Agreement “Second Amended and Restated Agreement”), which replaces the Amended and Restated First Lien Credit Agreement and all of its amendments. The Second Amended and Restated Agreement incorporated all of the modifications contained in the Seventh Amendment and Eighth Amendment listed above, and includes additional modifications:

•	Increasing the borrowing base to $750 million;
•	Increasing the debt incurrence provisions to allow for the issuance of an incremental $250 million of unsecured debt;
•	Reducing the applicable margin ranges by 0.50%, therefore setting the interest on borrowing base usage at the applicable London Interbank Offered Rate, plus applicable margins ranging from 2.25% to 3.00%, or an alternate base rate, based on the federal funds effective rate plus applicable margins ranging from 1.25% to 2.00%;
•	Eliminating the covenant that our secured debt ratio not exceed 2.5 to 1.0;
•	Allowing for payments by EGC to us or our subsidiaries of up to $25 million in aggregate (including those in the aggregate total amount of $11,082,156 made to date) for the purpose of paying premiums or other payments associated with inducing the early conversion of our preferred stock;

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Long-Term Debt  – (continued)

•	Allowing payments by EGC to us or our subsidiaries of up to $17 million in any calendar year, subject to certain terms and conditions, so that we may pay dividends on our outstanding preferred stock; and
•	Allowing the creation of the insurance affiliate as our subsidiary.

High Yield Facilities

9.25% Senior Notes

On December 17, 2010, EGC issued $750 million face value of 9.25%, unsecured senior notes due December 15, 2017 at par (the “9.25% Old Senior Notes”). We exchanged $749 million aggregate principal of the 9.25% Old Senior Notes for $749 million aggregate principal amount of newly issued notes registered under the Securities Act of 1933 (the “9.25% Senior Notes”) on July 8, 2011. The 9.25% Senior Notes bear identical terms and conditions as the 9.25% Old Senior Notes. The trading restrictions on the remaining $1 million face value of the 9.25% Old Senior Notes will be lifted on December 17, 2011, one year from the original issuance date.

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

We believe that the fair value of the $750 million of 9.25% Senior Notes outstanding as of June 30, 2011 was $780.0 million.

Guarantee of 9.25% Notes Issued by EGC

Our indirect, wholly-owned subsidiary, EGC, is the issuer of the 9.25% Notes which are fully and unconditionally guaranteed by us. We and our subsidiaries, other than EGC, have no significant independent assets or operations. EGC is prohibited from paying dividends to us except that EGC may make payments to us of up to $25 million in aggregate (including those in the aggregate total amount of $11,082,156 made to date) for the purpose of paying premiums or other payments associated with the early conversion of our preferred stock and EGC may make payments of up to $17 million in any calendar year, subject to certain terms and conditions, so that we may pay dividends on our outstanding preferred stock.

7.75% Senior Notes

On February 25, 2011, EGC issued $250 million face value of 7.75%, unsecured senior notes due June 15, 2019 at par (the 7.75% Old Senior Notes). We exchanged the full $250 million aggregate principal of the 7.75% Old Senior Notes for $250 million aggregate principal amount of newly issued notes registered under the Securities Act of 1933 (the “7.75% Senior Notes”) on July 7, 2011. The 7.75% Senior Notes bear identical terms and conditions as the 7.75% Old Senior Notes.

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

We believe that the fair value of the $250 million of 7.75% Senior Notes outstanding as of June 30, 2011 was $241.3 million.

Guarantee of 7.75% Notes Issued by EGC

Our indirect, wholly-owned subsidiary, EGC, is the issuer of the 7.75% Notes which are fully and unconditionally guaranteed by us. We and our subsidiaries, other than EGC, have no significant independent assets or operations. EGC is prohibited from paying dividends to us except that EGC may make payments to us of up to $25 million in aggregate (including those in the aggregate total amount of $11,082,156 made to date) for the purpose of paying premiums or other payments associated with the early conversion of our preferred stock and EGC may make payments of up to $17 million in any calendar year, subject to certain terms and conditions, so that we may pay dividends on our outstanding preferred stock.

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

On April 18, 2011, we called the remaining $106.3 million of our New 10% Notes at a call price of 102.5% of par. The redemption closed on June 15, 2011 with full participation.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Long-Term Debt  – (continued)

16% Second Lien Notes

On November 12, 2009, we issued Second Lien Notes as follows:

•	A total of $278 million of Second Lien Notes were issued in exchange for $347.5 million of New Senior Notes; and
•	A total of $60 million of Second Lien Notes were issued for cash (for each $1.0 million in Second Lien Notes purchased for cash, the purchaser also received 44,082 shares of our common stock).

The Second Lien Notes had a maturity date of June 2014 and were secured by a second lien in our oil and gas properties. In addition, the Second Lien Notes were governed by an inter-creditor agreement between the participants in the revolving credit facility and the Second Lien Notes. Cash interest payable on the Second Lien Notes is 14% with an additional 2% interest payable-in-kind (“Second Lien Note PIK interest”). The Second Lien Note PIK interest was paid through the issuance of additional Second Lien Notes on each interest payment date, with identical terms and conditions to the original Second Lien Notes.

Under the terms of the Second Lien Notes, we were required to exchange the Second Lien Notes for newly issued notes registered under the Securities Act (the “Registered Second Lien Notes”). The Registered Second Lien Notes had identical terms and conditions as the Second Lien Notes. On April 5, 2010, we commenced an offer to exchange the Second Lien Notes for Registered Second Lien Notes. The exchange offer expired on May 3, 2010 and closing was on May 6, 2010. The tendered bonds represented 99.96% of the bonds outstanding.

For accounting purposes, the $278 million aggregate principal amount of Second Lien Notes exchanged for $347.5 million aggregate principal amount of New Senior Notes were recorded at the carrying value of the Registered Second Lien Notes ($347.5 million) and the $69.5 million difference between face value of the Second Lien Notes and carrying value of the New Senior Notes was amortized as a reduction of interest expense over the life of the New Senior Notes.

For accounting purposes, the $60 million aggregate principal amount of Second Lien Notes for which we received cash were recorded based on the relative fair market values of the Second Lien Notes and the 2.6 million shares of common stock issued using closing price of $10.60 per share of our common stock on November 12, 2009. Based on these relative fair market values, the $60 million aggregate principal amount of Second Lien Notes was recorded at $40.9 million and the common shares were recorded at $19.1 million. The $19.1 million discount between the face value of the $60 million aggregate principal amount of Second Lien Notes and their recorded value was amortized as an increase in interest expense over the life of the Registered Second Lien Notes.

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

On November 29, 2010, we commenced a tender offer for the $222.3 million principal amount of our remaining outstanding 16% Second Lien Notes. In December 2010, a total of $219.9 million face value of 16% Second Lien Notes were tendered. The total payment of $251.0 million included $171,513 of accrued interest and $31.0 million in redemption premium.

On December 17, 2010, we commenced a call of the remaining outstanding 16% Second Lien Notes which closed on January 18, 2011. In December 2010, we escrowed $5.4 million in funds with the trustee of the 16% Second Lien Notes, which were sufficient to redeem the remaining outstanding notes.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Long-Term Debt  – (continued)

A total of $42.9 million in redemption premiums were paid related to the call and tender of the 16% Second Lien Notes at December 31, 2010.

A summary of the loss on the call and tender offers related to our 16% Second Lien Notes and 10% Senior Notes follows (in thousands):

Year Ended June 30, 2011
16% Second Lien Notes:
Redemption premium paid	$43,512
Write-off of unamortized premium	(53,134)
Write-off of unamortized discount	14,618
Write-off of unamortized debt issue costs	410
Total	5,406
10% Senior Notes:
Redemption premium paid	11,152
Write-off of unamortized debt issue costs	5,297
Total	16,449
Total	$21,855

Put Premium Financing

We finance puts that we purchase with our hedge providers. Substantially all of our hedges are done with members of our bank groups. Put financing is accounted for as debt and this indebtedness is pari pasu with borrowings under the revolving credit facility. The hedge financing is structured to mature when the put settles so that we realize the value net of hedge financing. As of June 30, 2011 and 2010, our outstanding hedge financing totaled $4.9 million and $2.3 million, respectively.

Interest Expense

For the years ended June 30, 2011, 2010 and 2009, interest expense consisted of the following (in thousands):

	Year Ended June 30,
	2011	2010	2009
Revolving credit facility	$10,080	$9,954	$12,693
9.25% Senior Notes due 2017	37,193	—	—
7.75% Senior Notes due 2019	6,727	—	—
10% Senior Notes due 2013	20,811	40,442	65,166
16% Second Lien Notes due 2014	24,967	34,330	—
Amortization of debt issue cost – Revolving credit facility	6,999	3,015	2,365
Amortization of debt issue cost – 10% Senior Notes due 2013	1,681	2,522	2,856
Amortization of debt issue cost – 16% Second Lien Notes due 2014	54	72	—
Amortization of debt issue cost – 9.25% Senior Notes due 2017	1,196	—	—
Amortization of debt issue cost – 7.25% Senior Notes due 2017	141	—	—
Discount amortization – 16% Second Lien Notes due 2014 (Private Placement)	1,894	2,605	—
Premium amortization – 16% Second Lien Notes due 2014 (Exchange Offer)	(6,889)	(9,477)	—
Write-off of debt issue costs – Retirement of $126 million in bonds	—	1,750	—
Write-off of debt issue costs – Reduction in revolving credit facility	—	447	—
Put premium financing and other	995	2,579	1,169
	$105,849	$88,239	$84,249

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Long-Term Debt  – (continued)

Bridge Loan Commitment Fee

In November 2010, we entered into a Bridge Facility Commitment Letter (the “Bridge Commitment”) with a group of banks to provide a $450 million Bridge Facility, if needed, to acquire the ExxonMobil Properties. The Bridge Commitment required the payment of a commitment fee in the amount of 1% of the full amount of the commitments in respect to the Bridge Facility as well as certain other fees in the event we utilized the Bridge Facility to finance the ExxonMobil Acquisition. We did not utilize the Bridge Facility and paid the banks the $4.5 million commitment fee, which is included in Other Income (Expense).

Note 7 — Note Payable

In July 2010, we entered into a note to finance a portion of our insurance premiums. The note was for a total face amount of $19.6 million and bore interest at an annual rate of 2.48%. The note amortized over nine months and there was no remaining balance at June 30, 2011. In May 2011, we entered into a note to finance a portion of our insurance premiums. The note was for a total face amount of $22.0 million and bears interest at an annual rate of 1.93%. The note amortizes over ten months.

Note 8 — Asset Retirement Obligations

The following table describes the changes to our asset retirement obligations (in thousands):

	Year Ended June 30,
	2011	2010
Balance at beginning of year	$159,277	$144,199
Liabilities acquired	204,512	68,404
Liabilities incurred	18,086	3,100
Liabilities settled	(73,974)	(80,044)
Liabilities sold	(16,626)	—
Revisions in estimated cash flows	(160)	131
Accretion expense	32,127	23,487
Total balance at end of year	323,242	159,277
Less current portion	19,624	35,154
Long-term balance at end of year	$303,618	$124,123

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

With a financially settled purchased put, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the hedged price of the transaction. With a swap, the counterparty is required to make a payment to us if the settlement price for a settlement period is below the hedged price for the transaction, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the hedged price for the transaction. With a zero-cost collar, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price of the collar, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price for the collar. A three-way collar is a combination of options consisting of, a sold call, a purchased put and a sold put. The sold call establishes a maximum price we will receive for the volumes under contract. The purchased put establishes a minimum price unless the market price falls below the sold put, at which point the minimum price would be the reference price (i.e., NYMEX) plus the difference between the purchased put and the sold put strike price.

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

Cash settlements, net of the amortization of purchased put premiums on effective cash flow hedges for the year ended June 30, 2011 resulted in a loss in crude oil and natural gas sales in the amount of $20.3 million. For the year ended June 30, 2011, we realized gain of approximately $3.7 million and an unrealized gain of approximately $1.9 million, respectively, on derivative financial transactions that did not qualify for hedge accounting.

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

In March 2009, February 2010, September 2010 and October 2010, we monetized certain hedge positions and received cash proceeds of $66.5 million, $5.0 million, $34.1 million and $8.5 million, respectively. These amounts are carried in stockholders’ equity as part of other comprehensive income and will be recognized in income over the contract life of the underlying hedge contracts. Crude oil and natural gas sales were increased by $39.4 million and $43.7 million for years ended June 30, 2011 and 2010, respectively, related to these monetized hedges and, as a result of the future amortization of these hedges, crude oil and natural gas sales will be increased as follows (in thousands):

Quarter Ended
September 30, 2011	$8,876
December 31, 2011	7,501
March 31, 2012	1,721
June 30, 2012	2,228
Thereafter	3,744
$24,070

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Derivative Financial Instruments  – (continued)

As of June 30, 2011, we had the following contracts outstanding (Asset (Liability) and Fair Value Gain (Loss) in thousands):

	Crude Oil				Natural Gas				Total
	Volume (MBbls)	Contract Price(1)	Total		Volume (MMMBtus)	Contract Price(1)	Total
Period			Asset (Liability)	Fair Value Gain (Loss)			Asset (Liability)	Fair Value Gain (Loss)	Asset (Liability)	Fair Value Gain (Loss)(2)
Put Spreads
7/11 – 6/12	564	$60.00/$75.00	$(2,256)	$4,788					$(2,256)	$4,788
7/12 – 6/13	570	60.00/75.00	45	1,877					45	1,877
			(2,211)	6,665					(2,211)	6,665
Puts
7/11 – 6/12	710	100.38	3,410	(1,616)					3,410	(1,616)
Swaps
7/11 – 6/12	3,662	87.54	(38,676)	24,962					(38,676)	24,962
7/12 – 6/13	2,854	90.38	(29,151)	18,948					(29,151)	18,948
7/13 – 12/13	1,012	94.24	(6,673)	4,338					(6,673)	4,338
			(74,500)	48,248					(74,500)	48,248
Basis Swaps
8/11 – 12/11	153	11.75	(383)	248					(383)	248
Collars
7/11 – 6/12	2,967	74.25	(15,607)	10,145	3,660	$4.50/5.35	$554	$(360)	(15,053)	9,785
7/12 – 6/13	3,141	77.34	(24,768)	16,099	1,840	4.50/5.35	(63)	41	(24,831)	16,140
7/13 – 12/13	1,472	80.78	(9,794)	6,366					(9,794)	6,366
			(50,169)	32,610			491	(319)	(49,678)	32,291
Three-Way Collars
7/11 – 6/12					8,520	4.09/4.94/5.84	2,714	(1,764)	2,714	(1,764)
7/12 – 6/13					10,950	4.07/4.93/5.87	488	(317)	488	(317)
7/13 – 6/13					5,520	4.07/4.93/5.87	(601)	391	(601)	391
							2,601	(1,690)	2,601	(1,690)
Total Gain (Loss) on Derivatives			$(123,853)	$86,155			$3,092	$(2,009)	$(120,761)	$84,146

(1)	The contract price is weighted-averaged by contract volume.
(2)	The gain on derivative contracts is net of applicable income taxes.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Derivative Financial Instruments  – (continued)

The following table quantifies the fair values, on a gross basis, of all our derivative contracts and identifies its balance sheet location as of June 30, 2011 (In thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133
Commodity Contracts	Derivative financial instruments		Derivative financial instruments
	Current	$6,048	Current	$58,593
	Non-current	1,248	Non-current	72,719
		7,296		131,312
Derivatives not designated as hedging instruments under Statement 133
Commodity Contracts	Derivative financial instruments		Derivative financial instruments
	Current	2,310	Current	3
	Non-current	948	Non-current	—
		3,258		3
Total derivatives		$10,554		$131,315

The following table quantifies the fair values, on a gross basis, the effect of derivatives on our financial performance and cash flows for the year ended June 30, 2011 (in thousands):

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from OCI into Income (Effective Portion)	Location of (Gain) Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of (Gain) Loss Reclassified from OCI into Income (Ineffective Portion)
Commodity Contracts	$96,190	Revenue	$20,311	Gain on derivative financial instruments	$(21)

Derivatives Not Designated as Hedging Instruments under Statement 133	Location of (Gain) Loss Recognized in OCI on Derivative	Amount of (Gain) Loss Recognized in Income on Derivative
Commodity Contracts	Gain on derivative financial instruments	$(5,542)

We have reviewed the financial strength of our hedge counterparties and believe the credit risk to be minimal. At June 30, 2011, we had no deposits for collateral with our counterparties.

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

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Derivative Financial Instruments  – (continued)

The following table reconciles the changes in accumulated other comprehensive income (loss) (in thousands):

	Year Ended
	June 30, 2011	June 30, 2010
Balance at beginning of year	$27,706	$38,497
Hedging activities:
Commodity
Change in fair value (loss)	(88,768)	(5,187)
Unrealized loss recorded in the beginning OCI balance settled and reclassified to income during the fiscal year 2011	(7,422)	(7,862)
Interest rate
Change in fair value (loss)	—	2,258
Balance at end of year	$(68,484)	$27,706

The amount reclassified into income during fiscal year 2011 and fiscal year 2010, as shown in the previous schedule in the amount of $(7.4) million and $(7.9) million, is the cumulative unrealized loss that was recorded in the OCI balance as of June 30, 2010 and June 30, 2009, related to the fiscal year 2011 and fiscal year 2010 contract months. These contract months were settled during the respective accounting period, thus reducing the OCI balance accordingly.

The amount expected to be reclassified to income (loss) in the next 12 months is a loss of $(23.3) million on our commodity hedges.

Note 10 — Stockholders’ Equity

Common Stock

At our 2009 AGM, our shareholders approved a share consolidation or reverse stock split at certain pre-determined ratios at any time prior to December 31, 2010, subject to the approval of our board of directors. In January 2010, our board of directors approved a 1:5 stock consolidation or reverse stock split effective January 29, 2010. The shareholders also voted to increase our authorized capital from 80,000,000 common shares, par value $0.005 per share to 200,000,000 common shares by creating 120,000,000 new common shares.

Our common stock trades on the NASDAQ and on the AIM under the symbol “EXXI.” Our shareholders are entitled to one vote for each share of common stock held on all matters to be voted on by shareholders.

November 2010 Common Equity Offering

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

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Stockholders’ Equity  – (continued)

December 2009 Equity Offering

On December 14, 2009, we closed on a registered offering of 18,000,000 shares of $0.005 par value common stock at a price of $9.50 per share, less $0.50 per share underwriters’ commission. On December 28, 2009, the underwriters exercised their over-allotment option acquiring an additional 821,046 shares at $9.50 per share, less $0.50 per share in underwriters’ commissions. We received net proceeds of $188.0 million for the combined common stock offerings, after deducting $0.50 per share underwriters’ commissions and offering costs.

Conversion of Preferred Stock

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

During the year ended June 30, 2011, we entered into other private transactions with third parties related to the conversion of our 7.25% preferred stock. In addition to the stated conversion of 8.77192 common shares per preferred share, we made additional payments in stock and cash to induce the conversion.

During May and June 2011, we converted a total of 100,000 shares of our 5.625% preferred stock into common stock. In addition to the stated conversion rate of 9.83526 common shares per preferred share, we also issued additional common shares to induce the conversion.

Follows is a summary of the preferred stock exchanges for the year ended June 30, 2011 including the related inducements:

	Preferred Shares Exchanged	Common Shares Issued		Common Share Inducement Value	Cash Inducement	Other Expenses	Total Inducement Value
		Stated Conversion	Inducement
					(In thousands)
7.25% Perpetual Convertible Preferred Stock	1,092,000	9,578,929	382,564	$9,354	$11,837	$284	$21,475
5.625% Perpetual Convertible Preferred Stock	100,000	983,526	92,263	2,860	—	13	2,873
Total		10,562,455	474,827	$12,214	$11,837	$297	$24,348

Preferred Stock

Our bye-laws authorize the issuance of 2,500,000 shares of preferred stock. Our Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. Shares of previously issued preferred stock that have been cancelled are available for future issuance. At June 30, 2011, we have 1.05 million shares of 5.625% Perpetual Convertible Preferred Stock (the “5.625% Preferred Stock”) and 8,000 shares of 7.25% Perpetual Convertible Preferred Stock (the “7.25% Preferred Stock”) outstanding or a total of 1,058,000 preferred shares issued. Therefore, we have 1,442,000 shares of preferred stock authorized but not issued at June 30, 2011.

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

November 2010 5.625% Preferred Equity Offering

On November 3, 2010, we sold 1.15 million shares of 5.625% Preferred Stock at $250 per share, less $3.75 per share (1.5%) in underwriting commissions. Net proceeds to the Company from the sale of preferred stock were approximately $283.2 million, after deducting underwriting commissions, but before other offering expenses.

December 2009 7.25% Preferred Equity Offering

On December 14, 2009, the Company sold 1,100,000 shares of 7.25% Preferred Stock at a $100 per share, less $3.00 per share (3%) in underwriting commissions. Net proceeds to the Company from the sale of preferred stock were approximately $106.6 million, after deducting underwriting commissions, but before other offering expenses.

Note 11 — Supplemental Cash Flow Information

The following table represents our supplemental cash flow information (in thousands):

	Year Ended June 30,
	2011	2010	2009
Cash paid for interest	$96,624	$84,336	$76,323
Cash paid (received) for income taxes	—	—	716

The following table represents our non-cash investing and financing activities (in thousands):

	Year Ended June 30,
	2011	2010	2009
Put premiums acquired through financing	$4,267	$3,928	$2,598
Additions to property and equipment by recognizing asset retirement obligations	222,438	71,635	4,152

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

Performance Units

For fiscal 2010 and 2011, we also awarded performance units. Of the total performance units awarded, 25% are time-based performance units (“Time Based Performance Units”) and 75% are Total Shareholder Return Performance-Based Units (“TSR Performance Based Units”). Both the Time-Based Performance Units and TSR Performance Based Units vest in equal installments on July 21, 2010, 2011 and 2012, for fiscal 2010 grants and July 21, 2011, 2012 and 2013, respectively, for 2011 grants.

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

Performance-Based Performance Units.  Performance-Based Performance Units vest at the end of each of three performance periods ending on anniversaries of the grant date (each, a “Performance Period”). For each Performance-Based Performance Unit, the executive will receive a cash payment equal to the grant date unit value of $5.00 multiplied by (a) the cumulative percentage change in the price per share of the Company’s common stock from the date on which the Performance-Based Performance Units were granted (the “Total Shareholder Return”) and (b) the TSR Unit Number Modifier.

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

As of June 30, 2011, we have 1,256,401 unvested Phantom Stock units and 2,454,000 unvested Performance Units. For the years ended June 30, 2011, 2010 and 2009, we recognized compensation expense (benefit) of $20.3 million, $9.8 million and $(0.7) million, respectively, related to our Phantom Stock units. For the years ended June 30, 2011 and 2010, we recognized compensation expense of $28.5 million and $9.2 million, respectively, related to our Performance Units. A liability has been recognized as of June 30, 2011 for Phantom Stock Units and Performance Based Units in the amount of $41.8 million, in accrued liabilities in the accompanying consolidated balance sheet. The amount of the liability will be remeasured as of each reporting date at fair value, which is based on period-end stock price for our Phantom Stock units and for our time-based performance units and the results of the Monte Carlo simulation model which we use for our performance-based performance units.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Employee Benefit Plans  – (continued)

Restricted Shares

Restricted Shares activity is as follows:

	Number Of Shares	Grant-date Fair value Per Share
Non-vested at June 30, 2009	141,963	$25.90
Vested during fiscal 2010	(60,319)
Non-vested at June 30, 2010	81,644	$24.75
Vested during fiscal 2011	(50,430)
Non-vested at June 30, 2011	31,214	$24.75

We determine the fair value of the Restricted Shares based on the market price of our Common Stock on the date of grant. Compensation cost for the Restricted Shares is recognized on a straight line basis over the vesting or service period. For the years ended June 30, 2011, 2010 and 2009, we recognized compensation expense of $1.0 million, $1.6 million and $1.8 million, respectively, related to our Restricted Shares. As of June 30, 2011 there was approximately $49,000 of unrecognized compensation cost related to non-vested Restricted Shares which will be recognized in July 2011.

Stock Purchase Plan

Effective as of July 1, 2008, we adopted the Energy XXI Services, LLC 2008 Fair Market Value Stock Purchase Plan (“2008 Purchase Plan”), which allows eligible employees, directors, and other service providers of ours and our subsidiaries to purchase from us shares of our common stock that have either been purchased by us on the open market or that have been newly issued by us. During the years ended June 30, 2011 and 2010, we issued 282,047 shares and 129,239 shares, respectively, under the 2008 Purchase Plan.

In November 2008 we adopted the Energy XXI Services, LLC Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) which allows employees to purchase common stock at a 15% discount from the lower of the common stock closing price on the first or last day of the period. The current period is from January 1, 2011 to June 30, 2011. For the years ended June 30, 2011, 2010 and 2009, we had charged $0.6 million, $0.4 million and $0.2 million, respectively, to compensation expense related to this plan. During the years ended June 30, 2011 and 2010, we issued 115,323 shares and 163,682 shares, respectively, under the Employee Stock Purchase Plan. The plan has a limit of 1,000,000 common shares.

Stock Options

In September 2008, our Board of Directors granted 300,000 stock options to certain officers. These options to purchase our common stock were granted with an exercise price of $17.50 per share. These options vest over a three year period and may be exercised any time prior to September 10, 2018. As of June 30, 2011, 100,000 of the stock options remain unvested and will vest on September 10, 2011. As of June 30, 2011, 100,000 of the vested options have been exercised.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Employee Benefit Plans  – (continued)

A summary of our stock option activity and related information is as follows:

	Year Ended June 30,
	2011		2010		2009
	Shares Under Option	Weighted Ave. Exercise Price	Shares Under Option	Weighted Ave. Exercise Price	Shares Under Option	Weighted Ave. Exercise Price
Beginning balance	240,000	$17.50	300,000	$17.50	—	—
Granted	—	—	—	—	300,000	$17.50
Vested	(140,000)	17.50	(60,000)	17.50	—	—
Ending balance	100,000	$17.50	240,000	$17.50	300,000	$17.50

Our net income for the years ended June 30, 2011, 2010 and 2009 includes approximately $0.2 million, $1.1 million and $1.3 million, respectively of compensation costs related to stock options. As of June 30, 2011 there was $58,000 of unrecognized compensation expense related to non-vested stock option grants which will be recognized during the fiscal year ending June 30, 2012.

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

Defined Contribution Plans

Our employees are covered by a discretionary noncontributory profit sharing plan. The plan provides for annual employer contributions that can vary from year to year. We also sponsor a qualified 401 (k) Plan that provides for matching. The cost to us under these plans for the years ended June 30, 2011, 2010 and 2009 was $3.0 million, $3.4 million and $1.6 million and $1.8 million, $1.4 million and $1.2 million, respectively.

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

Effective July 23, 2010, Mr. Weyel resigned his positions as President, Chief Operating Officer and member of the Board of Directors. Mr. Weyel’s Separation Agreement called for an estimated payment of $7.4 million which was paid in August 2010.

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

	Year Ended June 30,
	2011	2010	2009
Net income (loss)	$64,655	$27,320	$(571,629)
Preferred stock dividends	12,600	4,320	—
Induced conversion of preferred stock	24,348	—	—
Net income (loss) available for common stockholders	$27,707	$23,000	$(571,629)
Weighted average shares outstanding for basic EPS	66,356	40,992	28,918
Add dilutive securities	103	392	—
Weighted average shares outstanding for diluted EPS	66,459	41,384	28,918
Net (loss) income per share attributable to common stockholders
Basic	$0.42	$0.56	$(19.77)
Diluted	0.42	0.56	(19.77)

For the years ended June 30, 2011, 2010 and 2009, 11,219,687, 5,207,877 and 1,221,217, respectively, common stock equivalents were excluded from the diluted average shares due to an anti-dilutive effect.

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

Lease Commitments.  We have a non-cancelable operating lease for office space that expires on December 31, 2018. Future minimum lease commitments as of June 30, 2011 under the operating lease are as follows (in thousands):

Year Ending June 30,
2012	$1,874
2013	1,881
2014	1,760
2015	1,735
2016	1,818
Thereafter	3,284
Total	$12,352

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Commitments and Contingencies  – (continued)

Rent expense, including rent incurred on short-term leases, for the years ended June 30, 2011, 2010 and 2009 was approximately $1,933,000, $1,933,000 and $2,209,000, respectively.

Letters of Credit and Performance Bonds.  We had $231.5 million in letters of credit and $26.5 million of performance bonds outstanding as of June 30, 2011.

Drilling Rig Commitments.  As of June 30, 2011, we have entered into three drilling rig commitments, one commenced on March 14, 2011 at $110,000 per day for two wells until well completion. Both wells were completed and the rig was released on July 10, 2011. One commenced on May 8, 2011 at $29,600 per day for four wells until well completion. The last one commenced on June 27, 2011 at $85,000 per day until well completion. Since two of the preceding commitments are not finished and extend past June 30, 2011, the commitment amounts cannot be calculated since the well completion dates are not known.

Note 17 — Income Taxes

We are a Bermuda company and we are generally not subject to income tax in Bermuda. We operate through our various subsidiaries in the United States; accordingly, income taxes have been provided based upon U.S. tax laws and rates as they apply to our current ownership structure.

During the year ended June 30, 2009, we incurred a pre-tax impairment loss related to our oil and gas properties due to the steep decline in global energy prices over that same time period. This loss is not deductible for tax purposes until the impaired properties are depleted or disposed of. As a result of this impairment, for the year ending June 30, 2011 we remain in a position of cumulative reporting losses for the preceding reporting periods. The volatility of energy prices and uncertainty of when energy prices may stabilize continues to be problematic and not readily determinable by our management. At this date, this general fact pattern does not allow us to project sufficient sources of future taxable income to offset our tax loss carryforwards and net deferred tax assets in the U.S. Under these current circumstances, it is management’s opinion that the realization of these tax attributes beyond the reversal of existing taxable temporary differences does not reach the “more likely than not” criteria under ASC 740 (formerly known as FAS 109). As a result, during the year ended June 30, 2009 we established a valuation allowance of $175.0 million, and have subsequently adjusted this allowance downward by $65.7 million due principally to the presence of pre-tax income in the subsequent years. This results in an ending valuation allowance of $109.3 million at June 30, 2011. Management continues to monitor this situation closely, and the results from any change in judgment reflecting a change in the underlying facts will be reflected in the period of the factual change.

The amounts of income before income taxes attributable to U.S. and non-U.S. operations are as follows:

	Year Ended June 30,
	2011	2010	2009
	(In Thousands)
U.S. income (loss)	$47,751	$12,794	$(632,145)
Non-U.S. income	29,166	30,770	38,177
Income (loss) before income taxes	$76,917	$43,564	$(593,968)

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Income Taxes  – (continued)

The components of our income tax provision (benefit) are as follows:

	Year Ended June 30,
	2011	2010	2009
	(In Thousands)
Current
United States	$—	$—	$—
Non U.S.	—	—	716
State	93	6	—
Total current	93	6	716
Deferred
United States	12,169	16,238	(23,055)
State	—	—	—
Total deferred (benefit)	12,169	16,238	(23,055)
Total income tax provision (benefit)	$12,262	$16,244	$(22,339)

The following is a reconciliation of statutory income tax expense to our income tax provision:

	Year Ended June 30,
	2011	2010	2009
	(In Thousands)
Income (loss) before income taxes	$76,917	$43,564	$(593,968)
Statutory rate	35%	35%	35%
Income tax expense (benefit) computed at statutory rate	26,921	15,247	(207,889)
Reconciling items
Federal withholding obligation	10,343	10,343	11,053
Non taxable foreign income	(10,208)	(10,770)	(13,362)
Change in valuation allowance	(25,290)	(40,332)	174,966
Revaluation of tax attribute carryovers	7,186	—	—
Debt cancelation – bond repurchase		40,460	12,289
State income taxes, net of federal tax benefit	60	4	—
Non-deductible executive compensation and other – net	3,250	1,292	604
Tax provision (benefit)	$12,262	$16,244	$(22,339)

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Income Taxes  – (continued)

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of our deferred taxes are detailed in the table below:

	June 30,
	2011	2010
	(In Thousands)
Deferred tax assets
Asset retirement obligation	$13,287	$10,683
Tax loss carryforwards on U.S. operations	66,945	93,277
Capital loss carryforward	—	12,242
Derivative instruments and other	45,843	—
Accrued interest expense	55,601	43,534
Employee benefit plans	16,793	8,130
Oil, natural gas properties and other property and equipment	—	57,248
Deferred state taxes	5,479	—
Total deferred tax assets	203,948	225,114
Deferred tax liabilities
Derivative instruments and other	—	7,334
Oil, natural gas properties and other property and equipment	17,553	—
Federal withholding obligation	47,658	37,315
Deferred state taxes	—	1,100
Cancellation of debt	6,451	61,762
Partnership activity	16,468	10,270
Other	4,063	9,914
Total deferred tax liabilities	92,193	127,695
Valuation allowance	109,344	134,634
Net deferred tax asset (liability)	$2,411	$(37,215)
Reflected in the accompanying balance sheet as Non-current deferred tax asset (liability)	$2,411	$(37,215)

The total change in deferred tax assets and liabilities in the year ended June 30, 2011 reflects a $51.8 million decrease in the deferred tax liability related to items recorded in other comprehensive income. This decrease resulted in a deferred tax asset at June 30, 2011 of $36.9 million related to other comprehensive income which is included in the derivative instruments line.

At June 30, 2011, we have a federal tax loss carryforward (“NOLs”) of approximately $191.3 million, a state income tax loss carryforward of approximately $295.0 million. The regular federal income tax NOLs will expire in various amounts beginning in 2026 and ending in 2029.

Section 382 of the Code (“Section 382”) imposes limitations on a corporation’s ability to utilize its NOLs if it experiences an “ownership change” and Code Section 383 provides similar rules for other tax attributes, e.g., capital losses. In general terms, an ownership change may result from transactions increasing the ownership percentage of certain shareholders in the stock of the corporation by more than 50 percentage points over a three year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax exempt rate (ranging between approximately 3.5% and 4.5% since 2008). Any unused annual limitation may be carried over to subsequent years. The

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Income Taxes  – (continued)

amount of the limitation may, under certain circumstances, be increased by the built-in gains held by the Company at the time of the ownership change that are recognized in the five year period after the change. The Company experienced an ownership change on June 20, 2008, and a second ownership change on November 3, 2010. Based upon the Company’s determination of its annual limitation related to this ownership change, management believes that Section 382 should not otherwise limit the Company’s ability to utilize its federal or state NOLs other attribute carryforwards during their applicable carryforward periods. Management will continue to monitor the potential impact of Code Sections 382 and 383 in future periods with respect to NOL and other tax attributable carryforwards and will reassess realization of these carryforwards periodically.

We adopted the provisions of ASC 740-10 (formally known as FIN 48) and applied the guidance of ASC 740-10 as of July 1, 2007. As of the adoption date, we did not record a cumulative effect adjustment related to the adoption of ASC 740-10 or have any gross unrecognized tax benefit. At June 30, 2011, we did not have any ASC 740-10 liability or gross unrecognized tax benefit.

We filed our initial tax returns for the tax year ended June 30, 2006 as well as the returns for the tax years ended June 30, 2007 through 2010. Tax years ended June 30, 2008 through 2010 remain open to examination under the applicable statute of limitations in the U.S. in which the Company and its subsidiaries file income tax returns. However, the statute of limitations for examination of NOLs and other similar attribute carryforwards does not begin to run until the year the attribute is utilized. In some instances, state statutes of limitations are longer than those under U.S. federal tax law.

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

Shell Trading Company (“Shell”) accounted for approximately 61%, 62% and 65% of our total oil and natural gas revenues during the years ended June 30, 2011, 2010 and 2009, respectively. ExxonMobil Corporation (“ExxonMobil”) accounted for approximately 22% of our total oil and natural gas revenues during the year ended June 30, 2011. We also sell our production to a number of other customers, and we believe that those customers, along with other purchasers of oil and natural gas, would purchase all or substantially all of our production in the event that Shell and or ExxonMobil curtailed their purchases.

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

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Fair Value of Financial Instruments

We use various methods to determine the fair values of our financial instruments and other derivatives which depend on a number of factors, including the availability of observable market data over the contractual term of the underlying instrument. For our natural gas and oil derivatives, the fair value is calculated based on directly observable market data or data available for similar instruments in similar markets. Our assessment of an instrument can change over time based on the maturity or liquidity of the instrument, which could result in a change in the classification of the instruments. Our natural gas and oil derivatives are classified as described below:

•	Level 2 instruments’ fair values are based on pricing data representative of quoted prices for similar assets and liabilities in active markets (or identical assets and liabilities in less active markets). Included in this level are our natural gas and oil derivatives whose fair values are based on commodity pricing data obtained from independent pricing sources.

The fair value of our financial instruments at June 30, 2011 was as follow (in thousands):

Level 2
Assets:
Natural Gas and Oil Derivatives	$22
Liabilities:
Natural Gas and Oil Derivatives	$120,783

Note 20 — Prepayments and Accrued Liabilities

Prepayments and accrued liabilities consist of the following (in thousands):

	June 30,
	2011	2010
Prepaid expenses and other current assets
Advances to joint interest partners	$14,696	$22,055
Insurance	23,230	1,635
Inventory	6,305	4,805
Royalty deposit	2,959	2,341
Other	561	3,643
Total prepaid expenses and other current assets	$47,751	$34,479
Accrued liabilities
Advances from joint interest partners	$437	$3,659
Employee benefits and payroll	53,789	27,014
Interest	5,806	3,855
Accrued hedge payable	14,095	9,407
Undistributed oil and gas proceeds	31,880	20,266
Other	5,150	4,582
Total accrued liabilities	$111,157	$68,783

Note 21 — Dividends

On September 9, 2008, our Board declared a common stock quarterly cash dividend of $0.025 per share, payable October 20, 2008 to shareholders of record on September 19, 2008. On November 3, 2008, our Board declared a cash dividend of $0.025 per common share, payable on December 5, 2008 to shareholders of record on November 14, 2008. On February 6, 2009, our Board declared a cash dividend of $0.025 per common share, payable on March 13, 2009 to shareholders of record on February 20, 2009.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 — Subsequent Events

In July 2011, we entered into a note to finance a portion of our insurance premiums. The note is for a total face amount of $6.3 million and bears interest at an annual rate of 1.93%. The note amortizes over the remaining term of the insurance, which matures May 1, 2012.

On August 12, 2011, our common stock was admitted for trading on The Nasdaq Global Select Market under the symbol “EXXI.”

Note 23 — Selected Quarterly Financial Data — Unaudited

Unaudited quarterly financial data are as follows (in thousands, except per share amounts):

	Year Ended June 30, 2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$282,781	$258,636	$173,953	$144,000
Operating income	78,624	64,105	44,572	21,622
Net income	$35,217	$18,371	$10,934	$133
Preferred stock dividends	3,902	4,278	2,426	1,994
Induced conversion of preferred stock	4,508	44	19,796	—
Net income (loss) available for common stockholders	$26,807	$14,049	$(11,288)	$(1,861)
Net income (loss) per share attributable to common stockholders(1)
Basic	$0.36	$0.19	$(0.17)	$(0.04)
Diluted	0.36	0.19	(0.17)	(0.04)

	Year Ended June 30, 2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$139,391	$150,127	$124,506	$84,907
Operating income	28,222	36,563	21,339	15,923
Net income (loss)	$12,086	$11,088	$16,446	$(12,300)
Preferred stock dividends	1,994	1,994	332	—
Net income (loss) available for common stockholders	$10,092	$9,094	$16,114	$(12,300)
Net income (loss) per share attributable to common stockholders(1)
Basic	$0.20	$0.18	$0.48	$(0.42)
Diluted	0.20	0.18	0.46	(0.42)

(1)	The sum of the individual quarterly earnings per share may not agree with year-to-date earnings per share because each quarterly calculation is based on the income for that quarter and the weighted average number of shares outstanding during that quarter.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24 — Supplementary Oil and Gas Information — Unaudited

The supplementary data presented reflects information for all of our oil and gas producing activities. Costs incurred for oil and gas property acquisition, exploration and development activities are as follows:

	Year Ended June 30,
	2011	2010	2009
	(In Thousands)
Oil and Gas Activities
Exploration costs	$98,133	$51,030	$121,554
Development costs	180,191	92,949	142,848
Total	278,324	143,979	264,402
Administrative and Other	2,909	1,133	1,610
Total capital expenditures	281,233	145,112	266,012
Property acquisitions
Proved	722,551	250,795	—
Unproved	289,711	42,242	—
Total acquisitions	1,012,262	293,037	—
Asset retirement obligations, insurance proceeds and other – net	205,702	17,996	71,788
Total costs incurred	$1,499,197	$456,145	$337,800

Oil and natural gas property costs excluded represent investments in unevaluated properties and include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. We exclude these costs until the property has been evaluated. We also allocate a portion of our acquisition costs to unevaluated properties based on relative value. Costs are transferred to proved properties as the properties are evaluated or over the life of the reservoir. The wells in progress will be transferred into the amortization base once the results of the drilling activities are known.

We excluded from the amortization base the following costs related to unproved property costs and major development projects:

	June 30,
	2011	2010	2009
	(In Thousands)
Unevaluated properties	$324,549	$85,211	$137,489
Wells in progress	142,744	59,099	27,944
	$467,293	$144,310	$165,433

Estimated Net Quantities of Oil and Natural Gas Reserves

The following estimates of the net proved oil and natural gas reserves of our oil and gas properties located entirely within the United States of America are based on evaluations prepared by third-party reservoir engineers (92% of our proved reserves, at June 30, 2011, on a valuation basis) and, the remainder, internally by EXXI reservoir engineers. Reserve volumes and values were determined under the method prescribed by the SEC, which requires the application of the 12-month average price for natural gas and oil calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month prior period to the end of the reporting period and current costs held constant throughout the projected reserve life. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise that those of producing oil and gas properties. Accordingly, reserve estimates are expected to change as additional performance data becomes available.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24 — Supplementary Oil and Gas Information — Unaudited  – (continued)

Estimated quantities of proved domestic oil and gas reserves and changes in quantities of proved developed and undeveloped reserves in thousands of barrels (“MBbls”) and thousands of cubic feet (“MMcf”) for each of the periods indicated were as follows:

	Crude Oil (MBbls)	Natural Gas (MMcf)	Total (MBOE)
Proved reserves at June 30, 2008	29,965	129,198	51,498
Production	(4,146)	(17,472)	(7,058)
Extensions and discoveries	971	32,383	6,368
Revisions of previous estimates	4,147	(10,447)	2,406
Sales of reserves	(64)	(247)	(105)
Proved reserves at June 30, 2009	30,873	133,415	53,109
Production	(5,352)	(15,534)	(7,941)
Extensions and discoveries	698	5,637	1,638
Revisions of previous estimates	3,643	7,403	4,877
Purchases of minerals in place	17,621	37,862	23,931
Proved reserves at June 30, 2010	47,483	168,783	75,614
Production	(8,553)	(24,533)	(12,642)
Extensions and discoveries	3,056	39,555	9,649
Revisions of previous estimates	2,155	(43)	2,148
Reclassification of proved undeveloped	(2,917)	(4,579)	(3,681)
Purchases of minerals in place	37,115	97,591	53,380
Sales of reserves	(1,133)	(40,458)	(7,876)
Proved reserves at June 30, 2011	77,206	236,316	116,592
Proved developed reserves
June 30, 2008	19,793	77,991	32,792
June 30, 2009	20,183	82,432	33,922
June 30, 2010	36,970	93,610	52,572
June 30, 2011	59,234	134,024	81,572
Proved undeveloped reserves
June 30, 2008	10,172	51,207	18,706
June 30, 2009	10,690	50,983	19,187
June 30, 2010	10,513	75,173	23,042
June 30, 2011	17,972	102,292	35,020

Our estimated proved undeveloped (“PUD”) reserves of 35,020 MBOE as of June 30, 2011 increased by 52% over the 23,042 MBOE of PUD reserves estimated at the end of June 30, 2010. During fiscal 2011, we converted 641 MBOE of previously proved undeveloped reserves to proved developed reserves principally through drilling activity in Main Pass 73 and South Timbalier 21 fields.

During fiscal 2011, a total of $38.9 million was spent on projects associated with reserves that were carried as PUD reserves at the end of fiscal year 2010.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24 — Supplementary Oil and Gas Information — Unaudited  – (continued)

We did not have any PUD reserves that were not scheduled to be converted into proved developed reserves within the five year requirement at June 30, 2011. During the year ended June 30, 2011 we reduced our proved reserve estimates by 3.7 MMBOE due to the five year development rule.

	Year Ended June 30,
	2011		2010		2009
	Oil (Bbl)	Gas (MMBtu)	Oil (Bbl)	Gas (MMBtu)	Oil (Bbl)	Gas (MMBtu)
Commodity prices used in determining future cash flows	$90.09	$4.21	$75.76	$4.10	$69.89	$3.89

Standardized Measure of Discounted Future Net Cash Flows

A summary of the standardized measure of discounted future net cash flows relating to proved crude oil and natural gas reserves is shown below. Future net cash flows are computed using the average of the first-day-of-the-month commodity prices during the 12-month period ending on June 30, 2011, costs and statutory tax rates (adjusted for tax credits and other items) that relate to our existing proved crude oil and natural gas reserves.

The standardized measure of discounted future net cash flows related to proved oil and gas reserves as of June 30, 2011, 2010 and 2009 are as follows (in thousands):

	June 30,
	2011	2010	2009
Future cash inflows	$7,989,182	$4,121,293	$2,608,640
Less related future
Production costs	2,188,918	1,024,492	688,706
Development and abandonment costs	1,184,728	639,524	522,193
Income taxes	1,073,278	398,399	71,876
Future net cash flows	3,542,258	2,058,878	1,325,865
Ten percent annual discount for estimated timing of cash flows	980,865	509,727	320,589
Standardized measure of discounted future net cash flows	$2,561,393	$1,549,151	$1,005,276

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24 — Supplementary Oil and Gas Information — Unaudited  – (continued)

Changes in Standardized Discounted Future Net Cash Flows

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved crude oil and natural gas reserves follows (in thousands):

	Year Ended June 30,
	2011	2010	2009
Beginning of year	$1,549,151	$1,005,276	$2,509,699
Revisions of previous estimates
Changes in prices and costs	362,283	300,591	(2,200,286)
Changes in quantities	59,149	27,735	183,783
Additions to proved reserves resulting from extensions, discoveries and improved recovery, less related costs	111,053	27,651	99,024
Purchases of reserves in place	1,553,858	703,456	—
Sales of reserves in place	(171,264)	—	(5,603)
Accretion of discount	184,892	105,977	330,143
Sales, net of production costs	(604,057)	(352,102)	(306,230)
Net change in income taxes	(476,319)	(245,269)	737,233
Changes in rate of production	(72,069)	(31,104)	(240,888)
Development costs incurred	114,710	108,864	100,847
Other – net	(49,994)	(101,924)	(202,446)
Net change	1,012,242	543,875	(1,504,423)
End of year	$2,561,393	$1,549,151	$1,005,276

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Form 10-K.

Management’s Annual Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is included in Item 8 of this Form 10-K on page 69 and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarterly period ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a Code of Business Conduct and Ethics, which covers a wide range of business practices and procedures. The Code of Business Conduct and Ethics also represents the code of ethics applicable to our principal executive officer, principal financial officer, and principal accounting officer or controller and persons performing similar functions (“senior financial officers”). A copy of the Code of Business Conduct and Ethics has been filed under Item 15 as Exhibit 14.1 to this Form 10-K. We intend to disclose any amendments to or waivers of the Code of Business Conduct and Ethics on behalf of our senior financial officers on our website www.energyxxi.com under “Investor Relations” and “corporate Governance” promptly following the date of the amendment or waiver.

Pursuant to general instruction G to Form 10-K, the remaining information required by this Item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K and to the information set forth in Part I, “Item 1. Business — Executive Officers of the Registrant” of this Form 10-K.

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

(a) The following documents are filed as a part of this Form 10-K or incorporated by reference:

(1) Financial Statements

(2) Financial Statement Schedules

All schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.

(3) Exhibits

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this Form 10-K and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of August 2011.

ENERGY XXI (BERMUDA) LIMITED
By: /s/ JOHN D. SCHILLER, JR. John D. Schiller, Jr. Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN D. SCHILLER, JR. John D. Schiller, Jr.	Chairman of the Board andChief Executive Officer(Principal Executive Officer)	August 15, 2011
/s/ DAVID WEST GRIFFIN David West Griffin	Chief Financial Officer and(Principal Financial Officer andPrincipal Accounting Officer)	August 15, 2011
/s/ WILLIAM COLVIN William Colvin	Director	August 15, 2011
/s/ PAUL DAVISON Paul Davison	Director	August 15, 2011
/s/ DAVID M. DUNWOODY David M. Dunwoody	Director	August 15, 2011
/s/ CORNELIUS DUPRÉ II Cornelius Dupré II	Director	August 15, 2011
/s/ HILL A. FEINBERG Hill A Feinberg	Director	August 15, 2011
/s/ KEVIN S. FLANNERY Kevin S. Flannery	Director	August 15, 2011