Form 10-K/A
period 2011-06-30
ENERGY XXI (BERMUDA) LTD
filed 2011-08-26
CIK 1343719

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report of Energy XXI (Bermuda) Limited (the “Company”) on Form 10-K for the fiscal year ended June 30, 2011 (the “Annual Report”) is filed with the Securities and Exchange Commission (the “SEC”) to amend Item 15 “Exhibits, Financial Statement Schedules.”

All of the information in this Amendment No. 1 is as of August 15, 2011, the date the Company filed the Annual Report with the SEC. This Amendment No. 1 continues to speak as of the date of the Annual Report and does not reflect any subsequent information or events other than the amendment to Item 15 discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Annual Report, including any amendments to those filings. Among other things, forward-looking statements made in the Annual Report have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Annual Report.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this Form 10-K/A or incorporated by reference:

(3) Exhibits

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this Form 10-K/A and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26 day of August 2011.

ENERGY XXI (BERMUDA) LIMITED
By: /s/ JOHN D. SCHILLER, JR. John D. Schiller, Jr. Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN D. SCHILLER, JR. John D. Schiller, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	August 26, 2011
/s/ DAVID WEST GRIFFIN David West Griffin	Chief Financial Officer and (Principal Financial Officer and Principal Accounting Officer)	August 26, 2011
/s/ WILLIAM COLVIN William Colvin	Director	August 26, 2011
/s/ PAUL DAVISON Paul Davison	Director	August 26, 2011
/s/ DAVID M. DUNWOODY David M. Dunwoody	Director	August 26, 2011
/s/ CORNELIUS DUPRÉ II Cornelius Dupré II	Director	August 26, 2011
/s/ HILL A. FEINBERG Hill A Feinberg	Director	August 26, 2011
/s/ KEVIN S. FLANNERY Kevin S. Flannery	Director	August 26, 2011

EXHIBIT INDEX

Exhibit Number	Description	Originally Filed as Exhibit	File Number
3.1	Altered Memorandum of Association of Energy XXI (Bermuda) Limited	3.1 to the Company’s Form 8-K filed on December 15, 2009	001-33628
3.2	Bye-Laws of Energy XXI (Bermuda) Limited	3.1 to the Company’s Form 8-K filed on January 29, 2010	001-33628
4.1	Investor Rights Agreement dated October 13, 2005 among Energy XXI Acquisition Corporation (Bermuda) Limited, Sunrise Securities Corp. and Collins Steward Limited	4.1 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
4.2	Registration Rights Agreement dated October 13, 2005 among Energy XXI Acquisition Corporation (Bermuda) and the investors named therein	4.2 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
4.3	Indenture, by and among, among Energy XXI Gulf Coast, Inc., Energy XXI (Bermuda) Limited, the Guarantors and Wells Fargo Bank, a national banking association, as trustee, dated as of June 8, 2007	4.3 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
4.4	Indenture, dated as of November 12, 2009, by and between Energy XXI Gulf Coast, Inc., Guarantors named therein, and Wilmington Trust FSB, as Trustee	4.1 to Form 8-K filed November 19, 2009	001-33628
4.5	Registration Rights Agreement, dated as of November 12, 2009, by and between Energy XXI Gulf Coast, Inc., Guarantors named therein, and Purchasers named therein	4.2 to Form 8-K filed November 19, 2009	001-33628
4.6	Indenture, dated December 17, 2010, by and among Energy XXI Gulf Coast, Inc., the Guarantors named therein and Wells Fargo Bank, N.A., as trustee	4.1 to Form 8-K filed on December 22, 2010	001-33628
4.7	Registration Rights Agreement, dated as of December 17, 2010, by and among Energy XXI Gulf Coast, Inc., the Guarantors named therein and the Initial Purchasers named therein	4.2 to Form 8-K filed on December 22, 2010	001-33628
4.8	Indenture dated as of February 25, 2011 among Energy XXI Gulf Coast, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee	4.1 to Form 8-K filed on February 28, 2011	001-33628
4.9	Registration Rights Agreement dated as of February 25, 2011 among Energy XXI Gulf Coast, Inc., the Guarantors named therein and the Initial Purchaser named therein	4.2 to Form 8-K filed on February 28, 2011	001-33628
10.1	Amended and Restated First Lien Credit Agreement, dated June 8, 2007, among the Issuer, the guarantors named therein, the various financial institutions, as lenders, The Royal Bank of Scotland plc, as Administrative Agent, RBS Securities Corporation and BNP Paribas, as Syndication Agent, and Guaranty Bank, FSB and BMO Capital Markets Financing, Inc., as Co-Documentation Agents	10.1 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639

Exhibit Number	Description	Originally Filed as Exhibit	File Number
10.2†	2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.5 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.3†	Form of Restricted Stock Grant Agreement under 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.6 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.4†	Form of Restricted Stock Unit Agreement under 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.7 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.5†	Appointment letter dated August 31, 2005 for William Colvin	10.8 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.6†	Appointment letter dated August 31, 2005 for David Dunwoody	10.9 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.7†	Appointment letter dated April 16, 2007 for Hill Feinberg	10.10 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.8†	Appointment letter dated April 24, 2007 for Paul Davison	10.11 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.9	Letter Agreement dated September 2005 between Energy XXI Acquisition Corporation (Bermuda) Limited and The Exploitation Company, L.L.P.	10.12 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.10	Assumption and Indemnity Agreement dated September 15, 2005 between Energy XXI Acquisition Corporation (Bermuda) Limited and The Exploitation Company, L.L.P.	10.13 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.11	Purchase and Sale Agreement dated as of June 6, 2006 by and between Castex Energy, Inc., Castex Energy 1995, L.P., Browning Oil Company, Inc., Flare Resources Inc., J&S Oil and Gas, LLC, Kitty Hawk Energy, L.L.C. and Rabbit Island, L.P., as the Sellers, and Energy XXI Gulf Coast, Inc. as the Buyer	10.14 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.12	First Amendment to Purchase and Sale Agreement dated as of July 5, 2006 by and between Castex Energy, Inc., Castex Energy 1995, L.P., Browning Oil Company, Inc., Flare Resources Inc., J&S Oil and Gas, LLC, Kitty Hawk Energy, L.L.C. and Rabbit Island, L.P., as the Sellers, and Energy XXI Gulf Coast, Inc. as the Buyer	10.15 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639

Exhibit Number	Description	Originally Filed as Exhibit	File Number
10.13	Second Amendment to Purchase and Sale Agreement dated as of July 10, 2006 by and between Castex Energy, Inc., Castex Energy 1995, L.P., Browning Oil Company, Inc., Flare Resources Inc., J&S Oil and Gas, LLC, Kitty Hawk Energy, L.L.C. and Rabbit Island, L.P., as the Sellers, and Energy XXI Gulf Coast, Inc. as the Buyer	10.16 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.14	Third Amendment to Purchase and Sale Agreement dated as of July 27, 2006 by and between Castex Energy, Inc., Castex Energy 1995, L.P., Browning Oil Company, Inc., Flare Resources Inc., J&S Oil and Gas, LLC, Kitty Hawk Energy, L.L.C. and Rabbit Island, L.P., as the Sellers, and Energy XXI Gulf Coast, Inc. as the Buyer	10.17 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.15	Purchase and Sale Agreement dated as of February 21, 2006 by and between Marlin Energy, L.L.C., as Seller, and Energy XXI Gulf Coast, Inc., as Buyer	10.18 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.16	Joinder and Amendment to Purchase and Sale Agreement dated as of March 2, 2006 by and among Marlin Energy, L.L.C., Energy XXI Gulf Coast, Inc. and Energy XXI (US Holdings) Limited	10.19 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.17	Second Amendment to Purchase and Sale Agreement dated as of March 12, 2006 by and among Marlin Energy, L.L.C., Energy XXI Gulf Coast, Inc. and Energy XXI (US Holdings) Limited	10.20 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.18	Participation Agreement dated as January 26, 2007 by and between Centurion Exploration Company and Energy XXI Gulf Coast, Inc.	10.21 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.19	Purchase and Sale Agreement, dated as of April 24, 2007, by and between Pogo Producing Company and Energy XXI GOM, LLC	10.22 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.20	Registration Rights Agreement dated as of June 8, 2007 among Energy XXI Gulf Coast, Inc., the Guarantors named therein, the Initial Purchasers named therein, and the Purchasers named therein	10.23 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.21†	2006 Long-Term Incentive Plan of Energy XXI Services, LLC (as amended for fiscal year 2008)	10.1 to Form S-8 filed on November 30, 2007	333-147731
10.22	First Amendment to the June 8, 2007 Amended and Restated First Lien Credit Agreement, dated November 19, 2007	10.1 to Form 8-K filed on November 26, 2007	001-33628
10.23	Second Amendment to the June 8, 2007 Amended and Restated First Lien Credit Agreement, dated December 1, 2008	10.1 to Form 8-K filed on December 15, 2008	001-33628

Exhibit Number	Description	Originally Filed as Exhibit	File Number
10.24	Third Amendment to the June 8, 2007 Amended and Restated First Lien Credit Agreement, dated April 6, 2009	10.1 to Form 8-K filed on March 31, 2009	001-33628
10.25†	Form of Notice of Grant of Stock Option together with Form of Stock Option Agreement under 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.25 to Form 10-K filed on September 11, 2008	001-33628
10.26†	Energy XXI Services, LLC Directors’ Deferred Compensation Plan	10.1 to Form 8-K filed on September 10, 2008	001-33628
10.27†	Employment Agreement of John D. Schiller, Jr., effective September 10, 2008	10.1 to Form 8-K filed on September 11, 2008	001-33628
10.28†	Separation Agreement of Steve Weyel, effective August 25, 2010	10.1 to Form 8-K filed on August 23, 2010	001-33628
10.29†	Employment Agreement of David West Griffin, effective September 10, 2008	10.3 to Form 8-K filed on September 11, 2008	001-33628
10.30†	Form of Indemnification Agreement between Energy XXI (Bermuda) Limited and Indemnitees	10.1 to Form 8-K filed on November 5, 2008	001-33628
10.31†	Form of Indemnification Agreement Between Company Subsidiaries and Indemnitees	10.2 to Form 8-K filed on November 5, 2008	001-33628
10.32†	Energy XXI Services, LLC Employee Stock Purchase Plan	10.1 to Form 8-K filed on November 5, 2008	001-33628
10.33†	Energy XXI Services, LLC 2008 Fair Market Value Stock Purchase Plan	4.2 to Form S-8 filed on June 10, 2009	333-159868
10.34	Fourth Amendment to the Amended and Restated First Lien Credit Agreement, dated September 11, 2009	4.1 to Form 8-K filed on September 23, 2009	001-33628
10.35	Fifth Amendment to the Amended and Restated First Lien Credit Agreement, dated December 11, 2009	10.38 to Form 10-K filed on September 8, 2010	001-33628
10.36	Sixth Amendment to the Amended and Restated First Lien Credit Agreement, dated February 5, 2010	10.1 to Form 8-K filed on February 10, 2010	001-33628
10.37	Seventh Amendment to Amended and Restated First Lien Credit Agreement, dated October 15, 2010	10.1 to Form 8-K filed on October 18, 2010	001-33628
10.38	Purchase and Sale Agreement, dated as of November 20, 2009 by and between MitEnergy Upstream LLC and Energy XXI, Inc.	10.1 to Form 8-K filed on November 24, 2009	001-33628
10.39	Amended and restated 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.1 to Form S-8 filed on December 15, 2009	333-163736
10.40	Waiver Regarding Amended and Restated First Lien Credit Agreement, dated effective as of November 17, 2010	10.1 to Form 8-K filed on November 22, 2010	001-33628
10.41	Purchase and Sale Agreement, effective as of December 1, 2010, by and between Exxon Mobil Corporation, Mobil Oil Exploration and Producing Southeast Inc., ExxonMobil Pipeline Company, Mobil Eugene Island Pipeline Company and Energy XXI GOM, LLC	2.1 to Form 8-K filed on November 22, 2010	001-33628

Exhibit Number	Description	Originally Filed as Exhibit	File Number
10.42	Eighth Amendment to Amended and Restated First Lien Credit Agreement, dated November 17, 2010	10.1 to Form 8-K filed on November 23, 2010	001-33628
10.43	Waiver Regarding Amended and Restated First Lien Credit Agreement, dated effective as of December 1, 2010	10.1 to Form 8-K filed on December 2, 2010	001-33628
10.44	Second Amended and Restated First Lien Credit Agreement, dated as of May 5, 2011, among Energy XXI Gulf Coast, Inc., the various financial institutions and other parties from time to time parties thereto, as lenders, The Royal Bank of Scotland plc, as administrative Agent, and the other persons parties thereto in the capacities specified therein	10.1 to Form 8-K filed on May 6, 2011	001-33628
12.1	Ratio of Earnings to Fixed Charges — Energy XXI Gulf Coast, Inc.	12.1 to Form 10-K filed on August 15, 2011	001-33628
14.1	Code of Business Conduct and Ethics	14.1 to Form 10-K filed on September 11, 2008	001-33628
21.1	Subsidiary List	21.1 to Form 10-K filed on August 15, 2011	001-33628
23.1	Consent of UHY LLP	23.1 to Form 10-K filed on August 15, 2011	001-33628
23.2	Consent of Netherland, Sewell & Associates, Inc.	23.2 to Form 10-K filed on August 15, 2011	001-33628
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chairman and Chief Executive Officer of Energy XXI (Bermuda) Limited
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Energy XXI (Bermuda) Limited
32.1#	Certification of the Chief Executive Officer and the Chief Financial Officer under 18 U.S.C. §1350
99.1	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers and Geologists	99.1 to Form 10-K filed on August 15, 2011	001-33628

(*)	Filed herewith.
(#)	Furnished herewith.
(†)	Executive Compensation Plan or Arrangement.