Form 10-Q
period 2011-09-30
ENERGY XXI (BERMUDA) LTD
filed 2011-11-02
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

(441) 295-2244

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 27, 2011, there were 76,467,502 shares outstanding of the registrant’s common stock, par value $0.005 per share.

ENERGY XXI (BERMUDA) LIMITED

i

GLOSSARY OF TERMS

Below is a list of terms that are common to our industry and used throughout this Quarterly Report on Form 10-Q (this “Quarterly Report”):

Bbls	Standard barrel containing 42 U.S. gallons	MMBbls	One million Bbls
Mcf	One thousand cubic feet	MMcf	One million cubic feet
Btu	One British thermal unit	MMBtu	One million Btu
BOE	Barrel of oil equivalent. Based on six Mcf of gas to one barrel of oil.	MBOE	One thousand BOEs
DD&A	Depreciation, Depletion and Amortization	MMBOE	One million BOEs

Call options are contracts giving the holder (purchaser) the right, but not the obligation, to buy (call) a specified item at a fixed price (exercise or strike price) during a specified period. The purchaser pays a nonrefundable fee (the premium) to the seller (writer) for this call option.

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

Exploratory well is a well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir. Generally, an exploratory well is any well that is not a development well, an extension well, a service well or a stratigraphic test well.

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

Field is an area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition. For a complete definition of a field, refer to Rule 4-10(a)(15) of Regulation S-X as promulgated by the SEC.

Formation is a stratum of rock that is recognizable from adjacent strata consisting mainly of a certain type of rock or combination of rock types with thickness that may range from less than two feet to hundreds of feet.

Gathering and transportation is the cost of moving crude oil from several wells into a single tank battery or major pipeline.

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

Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible, from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. For a complete definition of proved reserves, refer to Rule 4-10(a)(22) of Regulation S-X as promulgated by the SEC.

Put options are contracts giving the holder (purchaser) the right, but not the obligation, to sell (put) a specified item at a fixed price (exercise or strike price) during a specified period. The purchaser pays a nonrefundable fee (the premium) to the seller (writer) for this put option.

Reservoir refers to a porous and permeable underground formation containing a natural accumulation of producible oil and/or gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

Seismic is an exploration method of sending energy waves or sound waves into the earth’s subsurface and recording the wave reflections to indicate the type, size, shape and depth of subsurface rock formation. 2-D seismic provides two-dimensional information and 3-D seismic provides three-dimensional pictures.

Stratigraphic test well refers to a drilling effort, geologically directed, to obtain information pertaining to a specific geologic condition. Such wells customarily are drilled without the intent of being completed for hydrocarbon production. The classification also includes tests identified as core tests and all types of expendable holes related to hydrocarbon exploration. Stratigraphic tests are classified as “exploratory type” if not drilled in a known area or “development type” if drilled in a known area.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, (1) those described elsewhere in this Quarterly Report, (2) our reports and registration statements filed from time to time with the SEC, (3) other public announcements we make from time to time and (4) those summarized below:

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

Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, “Item 1A. Risk Factors” and elsewhere in this report, (2) our 2011, (3) our reports and registration statements filed from time to time with the SEC and (4) other announcements we make from time to time.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

ENERGY XXI (BERMUDA) LIMITED

CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)

	September 30, 2011	June 30, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$18,468	$28,407
Accounts receivable
Oil and natural gas sales	109,375	126,194
Joint interest billings	4,014	4,526
Insurance and other	9,031	2,533
Prepaid expenses and other current assets	56,884	47,751
Derivative financial instruments	25,253	22
Total Current Assets	223,025	209,433
Property and Equipment, net of accumulated depreciation, depletion, amortization and impairment
Oil and natural gas properties – full cost method of accounting, including $511.1million and $467.3 million of unevaluated properties at September 30, 2011 and June 30, 2011, respectively	2,572,616	2,545,336
Other property and equipment	8,538	8,201
Total Property and Equipment	2,581,154	2,553,537
Other Assets
Derivative financial instruments	12,685	—
Deferred income taxes	—	2,411
Debt issuance costs, net of accumulated amortization	31,759	33,479
Total Other Assets	44,444	35,890
Total Assets	$2,848,623	$2,798,860
LIABILITIES
Current Liabilities
Accounts payable	$156,847	$163,741
Accrued liabilities	81,348	111,157
Notes payable	17,713	19,853
Asset retirement obligations	23,648	19,624
Derivative financial instruments	109	50,259
Current maturities of long-term debt	3,373	4,054
Total Current Liabilities	283,038	368,688
Long-term debt, less current maturities	1,030,429	1,109,333
Deferred income taxes	73,036	—
Asset retirement obligations	309,289	303,618
Derivative financial instruments	166	70,524
Other liabilities	1,358	—
Total Liabilities	1,697,316	1,852,163
Commitments and Contingencies (Note 14)
Stockholders’ Equity
7.25% Preferred stock, $0.001 par value, 2,500,000 shares authorized and 8,000 shares issued and outstanding at September 30, 2011 and June 30, 2011, respectively.	—	—
5.625% Preferred stock, $0.001 par value, 2,500,000 shares authorized and 1,050,000 shares issued and outstanding at September 30, 2011 and June 30, 2011, respectively.	1	1
Common stock, $0.005 par value, 200,000,000 shares authorized and 76,734,165 and 76,203,574 shares issued and 76,477,812 and 76,202,921 shares outstanding at September 30, 2011and June 30, 2011, respectively	384	381
Additional paid-in capital	1,498,027	1,479,959
Accumulated deficit	(402,535)	(465,160)
Accumulated other comprehensive income (loss), net of income tax expense (benefit)	55,430	(68,484)
Total Stockholders’ Equity	1,151,307	946,697
Total Liabilities and Stockholders’ Equity	$2,848,623	$2,798,860

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,
	2011	2010
Revenues
Oil sales	$246,917	$115,830
Natural gas sales	37,966	28,170
Total Revenues	284,883	144,000
Costs and Expenses
Lease operating expense	71,033	44,153
Production taxes	2,174	694
Gathering and transportation	6,153	21
Depreciation, depletion and amortization	84,803	54,077
Accretion of asset retirement obligations	9,688	5,974
General and administrative expense	19,321	18,597
Gain on derivative financial instruments	(10,372)	(1,138)
Total Costs and Expenses	182,800	122,378
Operating Income	102,083	21,622
Other Income (Expense)
Other income	9	10
Interest expense	(27,188)	(21,480)
Total Other Expense	(27,179)	(21,470)
Income Before Income Taxes	74,904	152
Income Tax Expense	8,573	19
Net Income	66,331	133
Preferred Stock Dividends	3,706	1,994
Net Income (Loss) Attributable to Common Stockholders	$62,625	$(1,861)
Net Income (Loss) Per Share Attributable to Common Stockholders
Basic	$0.82	$(0.04)
Diluted	$0.76	$(0.04)
Weighted Average Number of Common Shares Outstanding
Basic	76,465	51,002
Diluted	87,054	51,002

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities
Net income	$66,331	$133
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	84,803	54,077
Deferred income tax expense	8,725	19
Change in derivative financial instruments
Proceeds from sale of derivative instruments	49,598	34,055
Other – net	(19,246)	(8,699)
Accretion of asset retirement obligations	9,688	5,974
Amortization of debt discount and premium	—	(2,749)
Amortization and write-off of debt issuance costs	1,823	1,762
Stock-based compensation	8,925	1,789
Changes in operating assets and liabilities
Accounts receivable	12,694	8,400
Prepaid expenses and other current assets	(9,133)	(12,161)
Settlement of asset retirement obligations	(587)	(5,307)
Accounts payable and accrued liabilities	(37,490)	658
Net Cash Provided by Operating Activities	176,131	77,951
Cash Flows from Investing Activities
Acquisitions	65	(8)
Capital expenditures	(112,749)	(63,535)
Insurance payments received	780	—
Proceeds from the sale of properties	—	400
Other	254	(32)
Net Cash Used in Investing Activities	(111,650)	(63,175)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	9,146	5,130
Dividends to shareholders	(3,706)	(1,994)
Proceeds from long-term debt	236,470	47,000
Payments on long-term debt	(316,234)	(65,929)
Other	(96)	(324)
Net Cash Used in Financing Activities	(74,420)	(16,117)
Net Decrease in Cash and Cash Equivalents	(9,939)	(1,341)
Cash and Cash Equivalents, beginning of period	28,407	14,224
Cash and Cash Equivalents, end of period	$18,468	$12,883

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

References in this report to “us,” “we,” “our,” “the Company,” or “Energy XXI” are to Energy XXI (Bermuda) Limited and its wholly-owned subsidiaries, including Energy XXI (US Holdings) Limited (“Energy XXI Holdings”), Energy XXI Insurance Limited (“EXXI Insurance” and, together with Energy XXI (Bermuda) Limited and Energy XXI Holdings, our “Bermuda Companies”), Energy XXI, Inc. (“EXXI Corp.”), Energy XXI USA, Inc. (“EXXI USA”), Energy XXI GOM, LLC (“GOM”), Energy XXI Gulf Coast, Inc. (“EGC”), Energy XXI Services, LLC (“EXXI Services”), Energy XXI Texas Onshore, LLC (“Texas Onshore”), Energy XXI Pipeline, LLC (“EXXI Pipeline”), Energy XXI Natural Gas Holdings, Inc., (“EXXI Natural Gas”) and Energy XXI Onshore, LLC (“Onshore” and, together with EXXI Corp., EXXI USA, GOM, EGC, EXXI Services, EXXI Pipeline, EXXI Natural Gas and Texas Onshore, our “U.S. Companies”).

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

Interim Financial Statements.  The accompanying consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, as amended (the “2011 Annual Report”).

Use of Estimates.  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates of proved reserves are key components of our depletion rate for our proved oil and natural gas properties and the full cost ceiling test limitation. Accordingly, our accounting estimates require exercise of judgment by management in preparing such estimates. While we believe that the estimates and assumptions used in preparation of our consolidated financial statements are appropriate, actual results could differ from those estimates, and any such difference may be material.

Cash and Cash Equivalents.  We consider all highly-liquid investments, with maturities of 90 days or less when purchased, to be cash and cash equivalents.

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

Note 3 — Acquisitions and Dispositions

ExxonMobil Acquisition

On December 17, 2010, we closed on the acquisition of certain shallow-water Gulf of Mexico shelf oil and natural gas interests (the “ExxonMobil Properties”) from affiliates of Exxon Mobil Corporation (“ExxonMobil”) for cash consideration of $1.01 billion (the “ExxonMobil Acquisition”). The ExxonMobil Acquisition was funded through a combination of cash on hand, including proceeds from common and preferred equity offerings (see “Note 10 — Stockholders’ Equity”), borrowings under our revolving credit facility and proceeds from the $750 million private placement by our operating subsidiary, EGC, of 9.25% Senior Notes.

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

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Acquisitions and Dispositions  – (continued)

The following amounts of the ExxonMobil Properties’ revenue and earnings are included in our consolidated statement of operations for the three months ended September 30, 2011 and the summarized unaudited pro forma financial information for the three months ended September 30, 2010 assumes that the ExxonMobil Acquisition had occurred on July 1, 2010. These unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of the results that would have occurred if we had completed the acquisition as of the earlier date or the results that will be attained in the future (in thousands):

	Revenue	Earnings(1)
ExxonMobil Acquisition properties from July 1, 2011 through September 30, 2011	$113,132	$75,231
ExxonMobil Acquisitions properties
Supplemental pro forma for July 1, 2010 through September 30, 2010	238,495	170,052

(1)	Earnings includes revenue less production costs.

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

Below is a summary of net reduction to the full cost pool related to the sale (in thousands):

Cash received	$39,625
Reduction of asset retirement obligation related to properties	16,626
Net revenues from June 1, 2011 through closing date	(1,630)
Adjustment to gas imbalances related to properties	36
Net reduction to the full cost pool	$54,657

Note 4 — Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2011	June 30, 2011
Oil and gas properties
Proved properties	$3,877,905	$3,810,293
Less: Accumulated depreciation, depletion, amortization and impairment	1,816,358	1,732,250
Proved properties – net	2,061,547	2,078,043
Unproved properties	511,069	467,293
Oil and gas properties – net	2,572,616	2,545,336
Other property and equipment	19,359	18,354
Less: Accumulated depreciation	10,821	10,153
Other property and equipment – net	8,538	8,201
Total property and equipment	$2,581,154	$2,553,537

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2011	June 30, 2011
Revolving credit facility	$29,362	$107,784
9.25% Senior Notes due 2017	750,000	750,000
7.75% Senior Notes due 2019	250,000	250,000
Put premium financing	3,584	4,926
Capital lease obligation	856	677
Total debt	1,033,802	1,113,387
Less current maturities	3,373	4,054
Total long-term debt	$1,030,429	$1,109,333

Maturities of long-term debt as of September 30, 2011 are as follows (in thousands):

Twelve Months Ended September 30,
2012	$3,373
2013	808
2014	259
2015	29,362
2016	—
Thereafter	1,000,000
Total	$1,033,802

Revolving Credit Facility

This facility was entered into by our indirect, wholly-owned subsidiary, EGC. This facility, as amended and restated, has a borrowing capacity of $925 million and matures December 31, 2014. Borrowings are limited to a borrowing base based on oil and gas reserve values which are redetermined on a periodic basis. The current borrowing base is $750 million, which was unanimously reaffirmed by the lenders on September 14, 2011. Currently, the facility bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate, plus applicable margins ranging from 2.25% to 3.00% or an alternate base rate, based on the federal funds effective rate plus applicable margins ranging from 1.25% to 2.00%. The revolving credit facility is secured by mortgages on at least 85% of the value of our proved reserves. Please see “Note 17 — Subsequent Events” for further information on our revolving credit facility.

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

As discussed in Note 17, in October 2011, we amended the revolving credit agreement.

As of September 30, 2011, we are in compliance with all covenants under our revolving credit facility.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Long-Term Debt  – (continued)

High Yield Facilities

9.25% Senior Notes

On December 17, 2010, EGC issued $750 million face value of 9.25%, unsecured senior notes due December 15, 2017 at par (the “9.25% Old Senior Notes”). We exchanged $749 million aggregate principal of the 9.25% Old Senior Notes for $749 million aggregate principal amount of newly issued notes (the “9.25% Senior Notes”) registered under the Securities Act of 1933, as amended (the “Securities Act”), on July 8, 2011. The 9.25% Senior Notes bear identical terms and conditions as the 9.25% Old Senior Notes. The trading restrictions on the remaining $1 million face value of the 9.25% Old Senior Notes will be lifted on December 17, 2011, one year from the original issuance date of the 9.25% Old Senior Notes.

The 9.25% Senior Notes are callable at 104.625% starting December 15, 2014, with such premium declining to zero by December 15, 2016. The 9.25% Senior Notes also provide for the redemption of up to 35% of the 9.25% Senior Notes outstanding at 109.25% prior to December 15, 2013 with the proceeds from any equity raised. We incurred underwriting and direct offering costs of $15.4 million in connection with the issuance of the 9.25% Old Senior Notes which have been capitalized and will be amortized over the life of the 9.25% Senior Notes.

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

We believe that the fair value of the $750 million of 9.25% Senior Notes outstanding as of September 30, 2011 was $768.4 million.

Guarantee of 9.25% Senior Notes Issued by EGC

Our indirect, wholly-owned subsidiary, EGC, is the issuer of the 9.25% Senior Notes which are fully and unconditionally guaranteed by us. We and our subsidiaries, other than EGC, have no significant independent assets or operations. EGC is prohibited from paying dividends to us except that EGC may make payments to us of up to $25 million in aggregate (including those in the aggregate total amount of $11,082,156 made to date) for the purpose of paying premiums or other payments associated with the early conversion of our preferred stock and EGC may make payments of up to $17 million in any calendar year, subject to certain terms and conditions, so that we may pay dividends on our outstanding preferred stock.

7.75% Senior Notes

On February 25, 2011, EGC issued $250 million face value of 7.75%, unsecured senior notes due June 15, 2019 at par (the “7.75% Old Senior Notes”). We exchanged the full $250 million aggregate principal of the 7.75% Old Senior Notes for $250 million aggregate principal amount of newly issued notes registered under the Securities Act (the “7.75% Senior Notes”) on July 7, 2011. The 7.75% Senior Notes bear identical terms and conditions as the 7.75% Old Senior Notes.

The 7.75% Senior Notes are callable at 103.875% starting June 15, 2015, with such premium declining to zero on June 15, 2017. The 7.75% Senior Notes also provide for the redemption of up to 35% of the 7.75% Senior Notes outstanding at 107.75% prior to June 15, 2014 with the proceeds from any equity raised. We incurred underwriting and direct offering costs of $3.1 million in connection with the issuance of the 7.75% Old Senior Notes which have been capitalized and will be amortized over the life of the 7.75% Senior Notes.

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

We believe that the fair value of the $250 million of 7.75% Senior Notes outstanding as of September 30, 2011 was $241.4 million.

Guarantee of 7.75% Senior Notes Issued by EGC

Our indirect, wholly-owned subsidiary, EGC, is the issuer of the 7.75% Senior Notes which are fully and unconditionally guaranteed by us. We and our subsidiaries, other than EGC, have no significant independent assets or operations. EGC is prohibited from paying dividends to us except that EGC may make payments to us of up to $25 million in aggregate (including those in the aggregate total amount of $11,082,156 made to date) for the purpose of paying premiums or other payments associated with the early conversion of our preferred stock and EGC may make payments of up to $17 million in any calendar year, subject to certain terms and conditions, so that we may pay dividends on our outstanding preferred stock.

Put Premium Financing

We finance puts that we purchase with our hedge providers. Substantially all of our hedges are done with lenders under our revolving credit facility. Put financing is accounted for as debt and this indebtedness is pari passu with borrowings under the revolving credit facility. The hedge financing is structured to mature when the put settles so that we realize the value net of hedge financing. As of September 30, 2011 and June 30, 2011, our outstanding hedge financing totaled $3.6 million and $4.9 million, respectively.

Interest Expense

For the three months ended September 30, 2011 and 2010, interest expense consisted of the following (in thousands):

	Three Months Ended September 30,
	2011	2010
Revolving credit facility	$2,820	$1,446
9.25% Senior Notes due 2017	17,344	—
7.75% Senior Notes due 2019	4,844	—
10% Senior Notes due 2013	—	6,913
16% Second Lien Notes due 2014	—	13,680
Amortization of debt issue cost – Revolving credit facility	1,174	1,144
Amortization of debt issue cost – 10% Senior Notes due 2013	—	589
Amortization of debt issue cost – 16% Second Lien Notes due 2014	—	29
Amortization of debt issue cost – 9.25% Senior Notes due 2017	552	—
Amortization of debt issue cost – 7.25% Senior Notes due 2017	97	—
Discount amortization – 16% Second Lien Notes due 2014 (Private Placement)	—	1,042
Premium amortization – 16% Second Lien Notes due 2014 (Exchange Offer)	—	(3,791)
Put premium financing and other	357	428
	$27,188	$21,480

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Notes Payable

In May 2011, we entered into a note with Bank Direct Capital Finance, LLC to finance a portion of our insurance premiums. The note was for a total face amount of $22.0 million and bears interest at an annual rate of 1.93%. The note amortizes over ten months.

In July 2011, we entered into a note with AFCO Credit Corporation to finance a portion of our insurance premiums. The note is for a total face amount of $6.3 million and bears interest at an annual rate of 1.93%. The note amortizes over the remaining term of the insurance, which matures May 1, 2012.

Note 7 — Asset Retirement Obligations

The following table describes the changes to our asset retirement obligations (in thousands):

Balance at June 30, 2011	$323,242
Liabilities incurred	593
Liabilities settled	(586)
Accretion expense	9,688
Total balance at September 30, 2011	332,937
Less current portion	23,648
Long-term balance at September 30, 2011	$309,289

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

With a financially settled purchased put, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the hedged price of the transaction. With a swap, the counterparty is required to make a payment to us if the settlement price for a settlement period is below the hedged price for the transaction, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the hedged price for the transaction. With a zero-cost collar, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price of the collar, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price for the collar. A three-way collar is a combination of options consisting of a sold call, a purchased put and a sold put. The sold call establishes a maximum price we will receive for the volumes under contract. The purchased put establishes a minimum price unless the market price falls below the sold put, at which point the minimum price would be the reference price (i.e., NYMEX, ICE) plus the difference between the purchased put and the sold put strike price.

Most of our crude oil production is Heavy Louisiana Sweet (“HLS”). Through June 30, 2011, we have utilized West Texas Intermediate (“WTI”), NYMEX based derivatives as the means of hedging our fixed price commodity risk thereby resulting in HLS/WTI basis exposure. Historically the basis differential between HLS and WTI has been relatively small and predictable. Over the past five years, HLS has averaged approximately $1 per barrel premium to WTI. Since the beginning of 2011, the HLS/WTI basis differential and volatility has increased with HLS carrying as much as a $30 per barrel premium to WTI. During the quarter ended September 30, 2011, the Company began utilizing ICE Brent Futures (“Brent”) collars and three-way collars in our hedging portfolio. By modifying our hedge portfolio to include Brent benchmarks for crude hedging, we aim to more appropriately manage our exposure and manage our price risk.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Derivative Financial Instruments  – (continued)

The energy markets have historically been very volatile, and there can be no assurances that crude oil and natural gas prices will not be subject to wide fluctuations in the future. While the use of hedging arrangements helps to limit the downside risk of adverse price movements, they may also limit future gains from favorable price movements.

Cash settlements, net of the amortization of purchased put premiums on effective cash flow hedges for the three months ended September 30, 2011 resulted in an increase in crude oil and natural gas sales in the amount of $7.0 million. For the three months ended September 30, 2011, we recognized a gain of approximately $6.8 million related to the net price ineffectiveness of our hedged crude oil and natural gas contracts, a realized gain of approximately $3.4 million on derivative financial transactions that did not qualify for hedge accounting and an unrealized gain of approximately $0.2 million on derivative financial transactions that did not qualify for hedge accounting.

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

In March 2009, February 2010, September 2010 and October 2010, we monetized certain hedge positions and received cash proceeds of $66.5 million, $5.0 million, $34.1 million and $8.5 million, respectively. These amounts are carried in stockholders’ equity as part of other comprehensive income and will be recognized in income over the contract life of the underlying hedge contracts. In August and September 2011, we monetized 9,037 Bbl/day for October to December 2011, 10,200 Bbl/day calendar 2012, and 10,000 Bbl/day calendar 2013 WTI crude oil swaps, put spreads, and collars by entering into offsetting contracts primarily with the same counterparties. In closing these WTI positions, we received approximately $49.6 million of cash settlements in August and September 2011, a significant portion of which is included in stockholders’ equity as part of other comprehensive income and will be recognized in income over the contract life of the underlying hedge contracts. An additional $0.8 million was captured in relation to the August and September 2011 monetization, but we will receive cash when the underlying hedge contract settles during calendar 2013. Crude oil and natural gas sales were increased by $8.9 million and $9.1 million for three months ended September 31, 2011 and 2010, respectively, related to these monetized hedges and, as a result of the future amortization of these hedges, crude oil and natural gas sales will be increased as follows (in thousands):

	Cash(1)	Non-Cash(1)	Total
Quarter Ended
December 31, 2011	$11,190	$—	$11,190
March 31, 2012	6,406	—	6,406
June 30, 2012	6,890	—	6,890
September 30, 2012	6,793	—	6,793
Thereafter	25,757	825	26,582
	$57,036	$825	$57,861

(1)	Cash represents the amounts received as of September 30, 2011 as part of the monetization of certain hedge contracts. Non-cash represents monetized hedges in which the cash will be received when the underlying hedge contract settles.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Derivative Financial Instruments  – (continued)

As of September 30, 2011, we had the following contracts outstanding (Asset (Liability) and Fair Value Gain (Loss) in thousands):

	Crude Oil				Natural Gas
	Volume (MBbls)	Contract Price(1)	Total		Volume (MMMBtus)	Contract Price(1)	Total		Total
Period			Asset (Liability)	Fair Value Gain (Loss)			Asset (Liability)	Fair Value Gain (Loss)	Asset (Liability)	Fair Value Gain (Loss)(2)
Put Spreads
10/11 – 9/12	137	$60.00/$75.00	$2,904	$262					$2,904	$262
10/12 – 12/12	46	60.00/75.00	952	(118)					952	(118)
			3,856	144					3,856	144
Puts
10/11 – 12/11	285	100.00	5,732	(3,478)					5,732	(3,478)
Swaps
10/11 – 9/12	1,392	83.60	4,635	(2,015)					4,635	(2,015)
10/12 – 12/13	322	83.70	457	(85)					457	(85)
			5,092	(2,100)					5,092	(2,100)
Basis Swaps
10/11 – 12/11	92	11.70	(1,044)	679					(1,044)	679
Collars
10/11 – 9/12	2,909	72.83/99.84	4,166	(1,701)	3,660	$4.50/5.35	$1,992	$(1,295)	6,158	(2,996)
10/12 – 9/13	1,710	73.21/103.20	2,295	(574)	920	4.50/5.35	268	(174)	2,563	(748)
10/13 – 12/13	322	73.57/105.63	590	(164)					590	(164)
			7,051	(2,439)			2,260	(1,469)	9,311	(3,908)
Collars (Crude Oil: Brent)
10/11 – 9/12	1,754	87.57/113.12	(143)	(149)					(143)	(149)
10/12 – 9/13	2,781	81.16/124.70	3,173	(2,011)					3,173	(2,011)
10/13 – 12/13	782	80.00/126.78	1,667	(1,084)					1,667	(1,084)
			4,697	(3,244)					4,697	(3,244)
Three-Way Collars (Crude Oil: Brent)
10/11 – 9/12	1,115	70.00/90.00/119.98	644	(418)	10,360	4.07/4.94/5.86	6,266	(4,020)	6,910	(4,438)
10/12 – 9/13	750	55.00/80.00/127.88	284	(152)	10,950	4.07/4.93/5.87	2,531	(1,645)	2,815	(1,797)
10/13 – 12/13	138	55.00/80.00/134.42	223	(134)	2,760	4.07/4.93/5.87	71	(46)	294	(180)
			1,151	(704)			8,868	(5,711)	10,019	(6,415)
Total Gain (Loss) on Derivatives			$26,535	$(11,142)			$11,128	$(7,180)	$37,663	$(18,322)

(1)	The contract price is weighted-averaged by contract volume.
(2)	The gain on derivative contracts is net of applicable income taxes.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Derivative Financial Instruments  – (continued)

The following table quantifies the fair values, on a gross basis, of all our derivative contracts and identifies its balance sheet location as of September 30, 2011 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133
Commodity Contracts	Derivative financial instruments		Derivative financial instruments
	Current	$26,222	Current	$2,786
	Non-current	13,139	Non-current	901
		39,361		3,687
Derivatives not designated as hedging instruments under Statement 133
Commodity Contracts	Derivative financial instruments		Derivative financial instruments
	Current	1,856	Current	141
	Non-current	274	Non-current	—
		2,130		141
Total derivatives		$41,491		$3,828

The following table quantifies the fair values, on a gross basis, the effect of derivatives on our financial performance and cash flows for the year ended September 30, 2011 (in thousands):

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from OCI into Income (Effective Portion)	Location of (Gain) Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of (Gain) Loss Reclassified from OCI into Income (Ineffective Portion)
Commodity Contracts	$(123,914)	Revenue	$(6,979)	Gain on derivative financial instruments	$(6,769)

Derivatives Not Designated as Hedging Instruments under Statement 133	Location of (Gain) Loss Recognized in Income on Derivative	Amount of (Gain) Loss Recognized in Income on Derivative
Commodity Contracts	Gain on derivative financial instruments	$(3,603)

We have reviewed the financial strength of our hedge counterparties and believe the credit risk to be minimal. At September 30, 2011, we had no deposits for collateral with our counterparties.

The following table reconciles the changes in accumulated other comprehensive income (loss) (in thousands):

Balance at June 30, 2011	$(68,484)
Hedging activities:
Commodity
Change in fair value	117,562
Unrealized gain recorded in the beginning OCI balance settled and reclassified to income during the period	6,352
Balance at September 30, 2011	$55,430

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Derivative Financial Instruments  – (continued)

The amount expected to be reclassified to income in the next 12 months is a gain of $43.4 million on our commodity hedges.

Note 9 — Income Taxes

We are a Bermuda company and we are generally not subject to income tax in Bermuda. We operate through our various subsidiaries in the United States; accordingly, income taxes have been provided based upon U.S. tax laws and rates as they apply to our current ownership structure. We estimate our annual effective tax rate for the current fiscal year and apply it to interim periods. Currently, our estimated annual effective tax rate is approximately 11.45%. The significant variance from the U.S. statutory rate is primarily due to the change in the valuation allowance (discussed below) against the U.S. net deferred tax assets and the accrual of the U.S. withholding obligation related to the interest income payable to the Bermuda Companies which may not be offset by other U.S. tax attributes. Our Bermuda Companies continue to report a tax provision reflecting accrued 30% U.S. withholding tax required on any interest payments made from the U.S. Companies to the Bermuda Companies. We have accrued a withholding obligation of $2.6 million for the three months ended September 30, 2011.

During the year ended June 30, 2009, we incurred a significant impairment loss related to our oil and gas properties due to the steep decline in global energy prices over that same time period. As a result of this impairment, we were in a position of cumulative reporting losses for the preceding reporting periods. The volatility of energy prices since has been problematic and not readily determinable by our management. Under these circumstances, it has been management’s opinion that the realization of our tax attributes beyond expected current-year taxable income (including the reversal of existing taxable temporary differences and the resolution of certain hedging activity) does not reach the “more likely than not” criteria under ASC 740 (formerly known as FAS 109). As a result, during the year ended June 30, 2009, we established a valuation allowance of $175.0 million, but have subsequently reduced the valuation allowance due to the presence of actual earnings reported in quarters since establishment of the allowance. If current indications of pre-tax earnings for the year prove to be correct, we will release approximately $90 million of our remaining valuation allowance during this fiscal year (which has been reflected in the estimated annual effective tax rate indicated above). While the Company has not made significant income tax payments in recent years, in light of expected income in this fiscal year, estimated tax payments in subsequent quarters may be required in amounts yet to be determined in accordance with the applicable federal income tax provisions related to required corporate estimated tax payments.

Note 10 — Stockholders’ Equity

Common Stock

On August 1, 2007, our common stock was admitted for trading on The NASDAQ Capital Market, and on August 12, 2011, our common stock was admitted for trading on The NASDAQ Global Select Market (“NASDAQ”). Our common stock trades on the NASDAQ and on the Alternative Investment Market of the London Stock Exchange (“AIM”) under the symbol “EXXI.” Our shareholders are entitled to one vote for each share of common stock held on all matters to be voted on by shareholders.

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

During May and June 2011, we converted a total of 100,000 shares of our 5.625% preferred stock into common stock. In addition to the stated conversion rate of 9.8353 common shares per preferred share, we also issued additional common shares to induce the conversion.

Preferred Stock

Our bye-laws authorize the issuance of 2,500,000 shares of preferred stock. Our board of directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. Shares of previously issued preferred stock that have been cancelled are available for future issuance. At September 30, 2011, we have 1.05 million shares of 5.625% Perpetual Convertible Preferred Stock (the “5.625% Preferred Stock”) and 8,000 shares of 7.25% Perpetual Convertible Preferred Stock (the “7.25% Preferred Stock”) outstanding or a total of 1,058,000 preferred shares issued. Therefore, we have 1,442,000 shares of preferred stock authorized but not issued at September 30, 2011.

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

Note 11 — Supplemental Cash Flow Information

The following table represents our supplemental cash flow information (in thousands):

	Three Months Ended September 30,
	2011	2010
Cash paid for interest	$5,255	$2,130

The following table represents our non-cash investing and financing activities (in thousands):

	Three Months Ended September 30,
	2011	2010
Financing of insurance premiums	$17,713	$13,107
Preferred stock dividends	618	332
Additions to property and equipment by recognizing asset retirement obligations	593	1,050

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

Performance Units

For fiscal 2010 and 2011, we also awarded performance units. Of the total performance units awarded, 25% are time-based performance units (“Time Based Performance Units”) and 75% are Total Shareholder Return Performance-Based Units (“TSR Performance Based Units”). Both the Time-Based Performance Units and TSR Performance Based Units vest equally over a three-year period.

At our discretion, at the time the Phantom Stock Units and Performance Based Units vest, employees will settle in either common shares or cash. Upon a change in control of the Company, as defined in the Incentive Plan, all outstanding Phantom Stock Units and Performance Based Units become immediately vested and payable. Historically, we have paid all vesting awards in cash. The July 21, 2011 vesting of the July 21, 2010 Performance Based Unit award was paid 50% in common stock and future vesting of the Performance Based Units may be paid in stock at the discretion of our board of directors.

As of September 30, 2011, we have 986,742 unvested Phantom Stock units and 3,891,438 unvested Performance Units. For the three months ended September 30, 2011and 2010, we recognized compensation expense of $3.4 million and $3.7 million, respectively, related to our Phantom Stock units. For the three months ended September 30, 2011 and 2010, we recognized compensation expense of $7.3 million and $7.9 million, respectively, related to our Performance Units. A liability has been recognized as of September 30, 2011 for Phantom Stock Units and Performance Based Units in the amount of $6.9 million, in

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Employee Benefit Plans  – (continued)

accrued liabilities in the accompanying consolidated balance sheet. The amount of the liability will be remeasured as of each reporting date at fair value, which is based on period-end stock price for our Phantom Stock units and for our time-based performance units and the results of the Monte Carlo simulation model which we use for our performance-based performance units.

Restricted Shares

Restricted Shares activity is as follows:

	Number Of Shares	Grant-date Fair value Per Share
Non-vested at June 30, 2011	31,214	$24.75
Vested during the three months ended September 30, 2011	(31,214)
Non-vested at September 30, 2011	—

We determine the fair value of the Restricted Shares based on the market price of our Common Stock on the date of grant. Compensation cost for the Restricted Shares is recognized on a straight line basis over the requisite service period. For the three months ended September 30, 2011 and 2010, we recognized compensation expense of $49,000 and $400,000, respectively, related to our Restricted Shares.

Stock Purchase Plan

Effective as of July 1, 2008, we adopted the Energy XXI Services, LLC 2008 Fair Market Value Stock Purchase Plan (“2008 Purchase Plan”), which allows eligible employees, directors, and other service providers of ours and our subsidiaries to purchase from us shares of our common stock that have either been purchased by us on the open market or that have been newly issued by us. During the three months ended September 30, 2011 and 2010, we issued 270,916 shares and 210,799 shares, respectively, under the 2008 Purchase Plan.

In November 2008 we adopted the Energy XXI Services, LLC Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) which allows employees to purchase common stock at a 15% discount from the lower of the common stock closing price on the first or last day of the period. The current period is from July 1, 2011 to December 31, 2011. For the three months ended September 30, 2011 and 2010, we had charged $158,000 and $95,000, respectively, to compensation expense related to this plan. During the three months ended September 30, 2011 and 2010, we issued no shares and 56,988 shares, respectively, under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan has a limit of 1,000,000 common shares.

Stock Options

In September 2008, our board of directors granted 300,000 stock options to certain officers. These options to purchase our common stock were granted with an exercise price of $17.50 per share. These options vested over a three year period and may be exercised any time prior to September 10, 2018. As of September 30, 2011, 100,000 of the vested options have been exercised and the remaining 200,000 vested options have not been exercised.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Employee Benefit Plans  – (continued)

A summary of our stock option activity and related information is as follows:

	Three Months Ended September 30,
	2011		2010
	Unvested Shares Under Option	Weighted Ave. Exercise Price	Unvested Shares Under Option	Weighted Ave. Exercise Price
Beginning balance – unvested options	100,000	$17.50	240,000	$17.50
Vested	(100,000)	17.50	(140,000)	17.50
Ending balance – unvested options	—	$17.50	100,000	$17.50

Our net income for the three months ended September 30, 2011 and 2010 includes expense of approximately $58,000 and a credit of approximately $46,000, respectively related to stock options.

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

Defined Contribution Plans

Our employees are covered by a discretionary noncontributory profit sharing plan. The plan provides for annual employer contributions that can vary from year to year. We also sponsor a qualified 401 (k) Plan that provides for matching. The cost to us under these plans for the three months ended September 30, 2011 and 2010 was $0.9 million for profit sharing and $1.0 million for the 401 (k) Plan and $0.6 million for profit sharing and $0.9 million for the 401 (k) Plan, respectively.

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

	Three Months Ended September 30,
	2011	2010
Net income	$66,331	$133
Preferred stock dividends	3,706	1,994
Net income (loss) available for common stockholders	$62,625	$(1,861)
Weighted average shares outstanding for basic EPS	76,465	51,002
Add dilutive securities	10,589	—
Weighted average shares outstanding for diluted EPS	87,054	51,002
Net income (loss) per share attributable to common stockholders
Basic	$0.82	$(0.04)
Diluted	0.76	(0.04)

For the three months ended September 30, 2011, no common stock equivalents were excluded from the diluted average shares due to an anti-dilutive effect. For the three months ended September 30, 2010, 9,975,369 common stock equivalents were excluded from the diluted average shares due to an anti-dilutive effect.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Commitments and Contingencies

Litigation.  We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our financial position or results of operations.

Lease Commitments.  We have non-cancelable operating leases for office space and other that principally expire on December 31, 2018. Future minimum lease commitments as of September 30, 2011 under the operating lease are as follows (in thousands):

Twelve Months Ended September 30,
2012	$2,156
2013	2,158
2014	2,002
2015	1,735
2016	1,838
Thereafter	2,831
Total	$12,720

Rent expense, including rent incurred on short-term leases, for the three months ended September 30, 2011 and 2010 was approximately $539,000 and $482,000, respectively.

Letters of Credit and Performance Bonds.  We had $231.5 million in letters of credit and $24.5 million of performance bonds outstanding as of September 30, 2011.

Drilling Rig Commitments.  As of September 30, 2011, we have entered into three drilling rig commitments, one commenced on May 8, 2011 at $29,600 per day for four wells until well completion. Another one commenced on June 27, 2011 at $85,000 per day for one well until well completion. The drilling rig was released on October 12, 2011. The last one commenced on July 3, 2011 at $42,500 per day for one well until well completion. Since two of the preceding commitments are not finished and extend past September 30, 2011, the commitment amounts cannot be calculated since the well completion dates are not known.

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

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Fair Value of Financial Instruments  – (continued)

The fair value of our financial instruments at September 30, 2011 was as follow (in thousands):

Level 2
Assets:
Natural Gas and Oil Derivatives	$37,938
Liabilities:
Natural Gas and Oil Derivatives	$275

Note 16 — Prepayments and Accrued Liabilities

Prepayments and accrued liabilities consist of the following (in thousands):

	September 30, 2011	June 30, 2011
Prepaid expenses and other current assets
Advances to joint interest partners	$18,839	$14,696
Insurance	21,769	23,230
Inventory	6,198	6,305
Royalty deposit	1,959	1,959
Short-term stock investment	6,755	—
Other	1,364	1,561
Total prepaid expenses and other current assets	$56,884	$47,751
Accrued liabilities
Advances from joint interest partners	$855	$437
Employee benefits and payroll	9,090	53,789
Interest	25,916	5,806
Accrued hedge payable	8,891	14,095
Undistributed oil and gas proceeds	30,693	31,880
Other	5,903	5,150
Total accrued liabilities	$81,348	$111,157

Note 17 — Subsequent Event

On October 4, 2011, our indirect, wholly-owned subsidiary, EGC, entered into the First Amendment (the “First Amendment”) to the Second Amended and Restated First Lien Credit Agreement (the “First Lien Credit Agreement”) to our revolving credit facility. The First Amendment modified the First Lien Credit Agreement and includes the following: (a) approval of an annual cash distribution basket of up to $100 million for distributions, which can be used for various purposes, including stock buybacks, bond repurchases, and/or debt repayments, and is based upon the Company meeting minimum liquidity and maximum revolver utilization thresholds, and (b) approval of a cash distribution basket of up to an aggregate of $150 million, to be used for investments and other purposes based upon the Company meeting minimum liquidity and maximum revolver utilization thresholds. Both distribution baskets are further limited by an amount equal to $70 million plus 50% of our Consolidated Net Income (as defined in the First Amendment) for the period from October 1, 2010 through the most recently ended quarter. The First Amendment also increased the amount of borrowing base availability that must be withheld to be available for EGC during the period of July 1st to October 31st of each calendar year from $25 million to $50 million, as a reserve to deal with potential effects from hurricanes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an independent oil and natural gas exploration and production company with properties focused in the U.S. Gulf Coast and the Gulf of Mexico. Our business strategy includes: (1) acquiring producing oil and gas properties; (2) exploiting and exploring our core assets to enhance production and ultimate recovery of reserves; and (3) utilizing a portion of our capital program to explore the ultra-deep Gulf of Mexico shelf for potential oil and gas reserves.

Our operations are geographically focused and we target acquisitions of oil and gas properties in which we believe we can add value by increasing production and ultimate recovery of reserves, whether through exploitation or exploration activities, often using reprocessed seismic data to identify previously overlooked opportunities. For the year ended June 30, 2011, excluding acquisitions, approximately 64% of our capital expenditures were associated with the exploitation of existing properties.

At September 30, 2011, we operated or had an interest in 419 gross producing wells on 254,891 net developed acres, including interests in 41 producing fields. All of our properties are primarily located on the U.S. Gulf Coast and in the Gulf of Mexico, with approximately 91% of our proved reserves being offshore. This concentration facilitates our ability to manage our operated fields efficiently and our high number of wellbore locations provides us with diversification in our production and reserves. We believe operating our assets is a key component to our strategy, and approximately 83% of our proved reserves are on properties operated by us. We also have a seismic database covering approximately 5,150 square miles, primarily focused on our existing operations. This database has helped us identify approximately 190 drilling opportunities. We believe the mature legacy fields on our acquired properties will lend themselves well to our aggressive exploitation strategy, and we expect to identify [incremental] [additional] exploration opportunities on these properties.

We are actively engaged in a program designed to manage our commodity price risk and we seek to hedge the majority of our proved developed producing reserves to enhance cash flow certainty and predictability. In connection with our acquisitions, we typically enter into hedging arrangements to minimize commodity downside exposure. We believe our disciplined risk management strategy provides substantial price protection, as our cash flow on the hedged portion is driven by our production results rather than commodity prices. We believe this greater price certainty allows us to more efficiently manage our cash flows and effectively allocate our capital resources.

Outlook

Our revenue, cash flow from operations and future growth depend substantially on factors beyond our control, such as access to capital, economic, political and regulatory developments, and competition from other sources of energy. Multiple events during 2009, 2010 and to date in 2011 involving numerous countries and financial institutions and the market, in general, impacted liquidity within the capital markets throughout the United States and around the world. Despite efforts by the U.S. Treasury Department and banking regulators in the United States, Europe and other nations around the world to provide liquidity to the financial sector, capital markets remain constrained. As a result, we expect that our ability to raise debt and equity and the terms on which we can raise capital will be dependent upon the condition of the capital markets.

Although we currently expect to fund our capital program from existing cash flow from operations, these cash flows are dependent upon future production volumes and commodity prices. Maintaining adequate liquidity may involve the issuance of additional debt and equity at less attractive terms, could involve the sale of assets and could require reductions in our capital spending. In the near-term we will focus on maximizing returns on existing assets by selectively deploying capital to improve existing production and pursuing our ultra-deep shelf exploration program.

Natural gas and oil prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for natural gas or oil could materially and adversely affect our financial position, our results of operations, the quantities of natural gas and oil reserves that we can economically produce and our access to capital. As required by our revolving credit facility, we have mitigated this volatility through December 2013 by implementing a hedging program on a portion of our total anticipated production during this time frame. See Note 8 of Notes to Consolidated Financial Statements in this Quarterly Report.

We are also subject to natural gas and oil production declines. We attempt to replace this declining production through our drilling and recompletion program and acquisitions. We will maintain our focus on controlling costs to add reserves through drilling and acquisitions, as well as controlling the corresponding costs necessary to produce such reserves. Our ability to add reserves through drilling is dependent on our capital resources and can be limited by many factors, including the ability to timely obtain drilling permits and regulatory approvals and voluntary reductions in capital spending in a low commodity price environment. Any delays in drilling, completion or connection to gathering lines of our new wells will negatively impact the rate of our production, which may have an adverse effect on our revenues. Consistent with our business strategy, we intend to invest the capital necessary to maintain our production at existing levels over the long-term provided that it is economical to do so based on the commodity price environment. However, we cannot be certain that we will be able to issue additional debt and equity on acceptable terms, or at all, and we may be unable to refinance our revolving credit facility when it expires. Additionally, should commodity prices decline, our borrowing base under our revolving credit facility may be reduced thereby eliminating the working capital necessary to fund our capital spending program as well as potentially requiring us to repay certain of our outstanding indebtedness. The explosion and sinking of the Deepwater Horizon drilling rig in the Gulf of Mexico, as well as the resulting oil spill, have also led to increased governmental regulation of our and our industry’s operations in a number of areas, including health and safety, environmental, and licensing, any of which could result in increased costs or delays in our current and future drilling operations.

Operational Highlights

Ultra-Deep Shelf Exploration and Development Activity

We participate in a joint venture (the “Partnership”) led by McMoRan Exploration Company with respect to several prospects in the ultra-deep shelf in the Gulf of Mexico. Data received to date from ultra-deep shelf drilling with respect to the Davy Jones and Blackbeard West discovery wells in the Gulf of Mexico confirm geologic modeling that correlates objective sections on the shelf below the salt weld in the Miocene and older age sections to those productive sections seen in deepwater discoveries by other industry participants. In addition to Davy Jones and Blackbeard West, the Partnership has identified approximately 15 ultra-deep shelf prospects in shallow water near existing infrastructure. The Partnership’s ultra-deep shelf drilling plans in calendar years 2010 and 2011 included the Blackbeard East and Lafitte exploratory wells and delineation drilling at Davy Jones. The Partnership’s near-term sub-salt shelf drilling plans include 2 to 3 exploratory wells. We expect to have sufficient cash flow from operations to fund our current commitments related to our ultra-deep shelf exploration and development activity.

Davy Jones.  In January 2010, the Davy Jones discovery well on South Marsh Island Block 230 (“Davy Jones #1”) was drilled to a total depth of 29,000 feet. As reported in January 2010, the Partnership logged 200 net feet of pay in multiple Eocene/Paleocene (Wilcox) sands in the well. In March 2010, a production liner was set and the well was temporarily abandoned. Facilities construction has already begun while completion equipment has been designed and is being delivered in time for the completion to start in the second half of 2011, which will allow for the flow test to begin in late December with commercial production expected shortly thereafter.

On April 7, 2010, the Partnership commenced drilling the Davy Jones offset appraisal well (“Davy Jones #2”) on South Marsh Island Block 234, two and a half miles southwest of Davy Jones #1. The well has been drilled to a total depth of 30,546 and a 6 5/8” liner was set to TD and the well was suspended awaiting completion. As previously reported, log results above 27,300 feet confirmed 120 net feet of hydrocarbon- bearing Wilcox sands, indicating continuity across the major structural features of the Davy Jones prospect. Davy Jones #2 encountered the same Wilcox sand sections that were encountered in the Davy Jones #1, in addition to Tuscaloosa and Cretaceous sections that were encountered deeper in the well. In June 2011, results from wireline logs of the Cretaceous section below 27,300 feet indicated that the Davy Jones No. 2 well encountered 192 net feet of potential hydrocarbons in the Tuscaloosa and Lower Cretaceous carbonate sections. The well has been temporarily abandoned pending completion and facilities installation, which is expected to occur in the second half of fiscal 2012.

The Davy Jones play involves a large ultra-deep shelf structure encompassing four lease blocks (20,000 acres). As of September 30, 2011, our investment in both wells at Davy Jones totaled about $67 million.

Blackbeard East.  The Blackbeard East ultra-deep shelf exploration well commenced drilling on March 8, 2010 and was drilled to a depth of 32,559 feet. The drill pipe became stuck and upon attempting to retrieve the pipe 1,351 feet of pipe was left in the bottom of the hole. In July 2011, McMoRan commenced operations to drill a by-pass of the well at approximately 30,700 feet to evaluate targets in the Eocene. Based on the drilling data obtained, Energy XXI believes the well encountered the Sparta Sands in the Eocene, which are younger than the Wilcox. Sparta Sands are productive onshore Louisiana. Wireline logs will be required to evaluate this interval. The well, which is located in 80 feet of water on South Timbalier Block 144, has a proposed total depth of 34,000 feet, targeting Middle and Deep Miocene objectives seen below 30,000 feet in Blackbeard West, nine miles away. As of September 30, 2011, our investment in the well totaled about $37 million.

Lafitte.  The Lafitte ultra-deep exploration well commenced drilling on October 3, 2010 and is drilling below 25,600 feet and has a proposed total depth of 29,950 feet. Like Blackbeard East, Lafitte will target Middle and Deep Miocene objectives. Lafitte is located on Eugene Island Block 223 in 140 feet of water. As of September 30, 2011, our investment in the well totaled about $26 million.

Blackbeard West.  Information gained from the Blackbeard East and Lafitte wells will enable the Partnership to consider priorities for future operations at Blackbeard West. As previously reported, the Blackbeard West ultra-deep exploratory well on South Timbalier Block 168 was drilled to 32,997 feet in 2008. Logs indicated four potential hydrocarbon bearing zones that require further evaluation, and the well was temporarily abandoned. The BOEMRE has granted a geophysical Suspension of Operations (“SOO”) to extend the terms of Blackbeard West leases through April 30, 2012 allowing the Partnership to drill an offset location which has been identified. Our investment in the Blackbeard West well totaled about $27 million at September 30, 2011.

Known Trends and Uncertainties

Deepwater Horizon Oil Spill.  The explosion and sinking of the Deepwater Horizon drilling rig and resulting oil spill has created uncertainties about the impact on our future operations in the Gulf of Mexico. Increased regulation in a number of areas could disrupt, delay or prohibit future drilling programs and ultimately impact the fair value of our unevaluated properties. As of September 30, 2011, we have approximately $157.5 million of investments in unevaluated oil and gas properties related to the ultra-deep shelf exploration. If the fair value of these investments were to fall below the recorded amounts, the excess would be transferred to evaluated oil and gas properties thereby affecting the computation of amounts for depreciation, depletion and amortization and potentially our ceiling test computation. As of September 30, 2011, the computation of our ceiling test indicated a cushion of approximately $1,300 million.

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

A storm did force us to operate with only essential personnel from September 1, 2011 to September 6, 2011. As a result, about half of our production was taken offline as certain third-party pipelines were forced to shut to maintain safe operations. Approximately 170,000 BOE has been deferred and will be produced in the future.

Ultra-Deep Shelf Exploration and Development.  Data received to date from ultra-deep shelf drilling with respect to the Davy Jones and Blackbeard West discovery wells in the Gulf of Mexico confirm geologic modeling that correlates objective sections on the shelf below the salt weld in the Miocene and older age sections to those productive sections seen in deepwater discoveries by other industry participants. In addition to Davy Jones and Blackbeard West, the Partnership has identified approximately 15 ultra-deep shelf prospects in shallow water near existing infrastructure. We expect to have sufficient cash flow from operations to fund our current commitments related to our ultra-deep shelf exploration and development activity. We have participated in five wells to date with our participations ranging from approximately 16% to 20%. Of these wells, one is pending further evaluation and four are in process. We target to spend less than 15% of our cash flow on our exploration activities on the ultra-deep shelf. Of the five wells with activity to date, one has been temporarily abandoned pending further evaluation, two are temporarily abandoned pending facilities and completions later this fiscal year and two are currently drilling. Based on the results of these wells, our proved reserves may vary from our current 66% oil composition.

Operational Information (In thousands except for unit amounts)

	Quarter Ended
Operating Highlights	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010
Operating revenues
Crude oil sales	$249,767	$270,252	$233,081	$156,273	$118,263
Natural gas sales	28,138	31,875	32,193	18,301	19,446
Hedge gain (loss)	6,978	(19,346)	(6,638)	(621)	6,291
Total revenues	284,883	282,781	258,636	173,953	144,000
Percent of operating revenues from crude oil
Prior to hedge gain (loss)	90%	89%	88%	90%	86%
Including hedge gain (loss)	87%	85%	84%	84%	80%
Operating expenses
Lease operating expense
Insurance expense	7,462	8,814	6,543	6,376	6,143
Workover and maintenance	6,653	17,251	4,121	4,105	7,618
Direct lease operating expense	56,918	59,557	54,593	33,965	30,392
Total lease operating expense	71,033	85,622	65,257	44,446	44,153
Production taxes	2,174	1,205	721	716	694
Gathering and transportation	6,153	6,868	4,809	801	21
DD&A	84,803	85,179	91,301	62,922	54,077
General and administrative	19,321	17,553	23,155	15,786	18,597
Other – net	(684)	7,730	9,288	4,710	4,836
Total operating expenses	182,800	204,157	194,531	129,381	122,378
Operating income	$102,083	$78,624	$64,105	$44,572	$21,622
Sales volumes per day
Natural gas (MMcf)	77.0	83.0	84.6	53.7	48.1
Crude oil (MBbls)	28.0	28.3	27.3	20.4	17.9
Total (MBOE)	40.8	42.1	41.4	29.4	25.9
Percent of sales volumes from crude oil	69%	67%	66%	70%	69%
Average sales price
Natural gas per Mcf	$3.97	$4.22	$4.23	$3.70	$4.39
Hedge gain per Mcf	1.39	1.37	1.28	1.85	1.97
Total natural gas per Mcf	$5.36	$5.59	$5.51	$5.55	$6.36
Crude oil per Bbl	$97.11	$105.12	$94.94	$83.14	$71.79
Hedge loss per Bbl	(1.11)	(11.53)	(6.67)	(5.18)	(1.48)
Total crude oil per Bbl	$96.00	$93.59	$88.27	$77.96	$70.31
Total hedge gain (loss) per BOE	$1.86	$(5.05)	$(1.78)	$(0.23)	$2.64
Operating revenues per BOE	$75.91	$73.85	$69.46	$64.34	$60.37
Operating expenses per BOE
Lease operating expense
Insurance expense	1.99	2.30	1.76	2.36	2.58
Workover and maintenance	1.77	4.51	1.11	1.52	3.19
Direct lease operating expense	15.17	15.55	14.66	12.56	12.74
Total lease operating expense	18.93	22.36	17.53	16.44	18.51
Production taxes	0.58	0.31	0.19	0.26	0.29
Gathering and transportation	1.64	1.79	1.28	0.29	0.01
DD&A	22.60	22.24	24.52	23.27	22.67
General and administrative	5.15	4.58	6.22	5.84	7.80
Other – net	(0.18)	2.01	2.49	1.74	2.02
Total operating expenses	48.72	53.29	52.23	47.84	51.30
Operating income per BOE	$27.19	$20.56	$17.23	$16.50	$9.07

Results of Operations

Three Months Ended September 30, 2011 Compared With the Three Months Ended September 30, 2010.

Our consolidated income available for common stockholders for the three months ended September 30, 2011 was $62.6 million or $0.76 diluted income per common share (“per share”) as compared to a consolidated net loss of $1.9 million or $0.04 diluted loss per share for the three months ended September 30, 2010. This improvement is primarily due to higher production volumes due to the ExxonMobil Acquisition coupled with higher crude oil prices partially offset by higher costs.

Price and Volume Variances

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)	Revenue Increase (Decrease)
	2011	2010
					(In thousands)
Price Variance(1)
Crude oil sales prices (per Bbl)	$96.00	$70.31	$25.69	37%	$66,050
Natural gas sales prices (per Mcf)	5.36	6.36	(1.00)	(16)%	(7,087)
Total price variance					58,963
Volume Variance
Crude oil sales volumes (MBbls)	2,572	1,647	925	56%	65,037
Natural gas sales volumes (MMcf)	7,087	4,429	2,658	60%	16,883
BOE sales volumes (MBOE)	3,753	2,385	1,368	57%
Percent of BOE from crude oil	69%	69%
Total volume variance					81,920
Total price and volume variance					$140,883

(1)	Commodity prices include the impact of hedging activities.

Revenue Variances

	Three Months Ended September 30,		Increase	Percent Increase
	2011	2010
		(In Thousands)
Crude oil	$246,917	$115,830	$131,087	113%
Natural gas	37,966	28,170	9,796	35%
Total revenues	$284,883	$144,000	$140,883	98%

Revenues

Our consolidated revenues increased $140.9 million in the first quarter of fiscal 2012 as compared to the same period in the prior fiscal year. Higher revenues were primarily due to higher crude oil and natural gas sales volumes as a result of the ExxonMobil Acquisition, coupled with higher crude oil prices. Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow. Higher overall commodity prices increased revenues by $59 million in the first quarter of fiscal 2012. Average crude oil prices, including a $1.11 realized loss per barrel related to hedging activities, increased $25.69 per barrel in the first quarter of fiscal 2012, resulting in increased revenues of $66.1 million. Average natural gas prices, including a $1.39 realized gain per Mcf related to hedging activities, decreased $1.00 per Mcf during the first quarter of fiscal 2012, resulting in decreased revenues of $7.1 million. Commodity prices are affected by many factors that are outside of our control. Therefore, commodity prices we received during the first quarter of fiscal 2012 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time could result in reduced cash from operating activities, potentially causing us to expend less on our capital program. Lower spending on our capital program could result in a reduction of the amount of production volumes we are able to produce. We cannot accurately predict future commodity prices, and cannot be certain whether these events will occur.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow. Higher total sales volumes in the first quarter of fiscal 2012 resulted in increased revenues of $81.9 million. Crude oil sales volumes increased 10.1 MBbls per day in the first quarter of fiscal 2012, resulting in increased revenues of $65 million. Natural gas sales volumes increased 28.9 MMcf per day in the first quarter of fiscal 2012, resulting in increased revenues of $16.9 million. The increase in crude oil and natural gas sales volumes in the first quarter of fiscal 2012 was primarily due to the ExxonMobil Acquisition.

As mentioned above, depressed commodity prices over an extended period of time or other unforeseen events could occur that would result in our being unable to sustain a capital program that allows us to meet our production growth goals. However, we cannot predict whether such events will occur.

Below is a discussion of Costs and Expenses and Other (Income) Expense.

Costs and Expenses and Other (Income) Expense

	Three Months Ended September 30,				Increase (Decrease) Amount
	2011		2010
	Amount	Per BOE	Amount	Per BOE
	(In Thousands, except per unit amounts)
Costs and expenses
Lease operating expense
Insurance expense	$7,462	$1.99	$6,143	$2.58	$1,319
Workover and maintenance	6,653	1.77	7,618	3.19	(965)
Direct lease operating expense	56,918	15.17	30,392	12.74	26,526
Total lease operating expense	71,033	18.93	44,153	18.51	26,880
Production taxes	2,174	0.58	694	0.29	1,480
Gathering and transportation	6,153	1.64	21	0.01	6,132
DD&A	84,803	22.60	54,077	22.67	30,726
Accretion of asset retirement obligations	9,688	2.58	5,974	2.50	3,714
General and administrative expense	19,321	5.15	18,597	7.80	724
Gain on derivative financial instruments	(10,372)	(2.76)	(1,138)	(0.48)	(9,234)
Total costs and expenses	$182,800	$48.72	$122,378	$51.30	$60,422
Other (income) expense
Other income	$(9)	$—	$(10)	$—	$1
Interest expense	27,188	7.24	21,480	9.00	5,708
Total other (income) expense	$27,179	$7.24	$21,470	$9.00	$5,709

Costs and expenses increased $60.4 million in the first quarter of fiscal 2012. This increase in costs and expenses was due in part to the ExxonMobil Acquisition which increased production related expenses in the first quarter of fiscal 2012 coupled with higher general and administrative expense. Below is a discussion of costs and expenses.

DD&A expense increased $30.7 million as a result of increased production. The increase in DD&A expense as a result of improved production was $31 million. Lease operating expense increased $26.9 million in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. This increase is primarily due to higher direct lease operating and well insurance expense as a result of the ExxonMobil Acquisition. Gathering and transportation increased $6.1 million as a result of the gathering systems acquired in the ExxonMobil Acquisition.

Interest expense increased $5.7 million due to an increase in borrowings partially offset by a decrease in the overall interest rates. On a per unit of production basis, interest expense decreased 20%, from $9.00/BOE to $7.24/BOE.

Income Tax Expense

Income tax expense increased $8.6 million in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. The effective income tax rate for the first quarter of fiscal 2012 decreased from the first quarter of fiscal 2011 from 12.5% to 11.45%.

Liquidity and Capital Resources

Overview

As of September 30, 2011, we had approximately $18.5 million in cash and cash equivalents on hand and approximately $1,030.4 million in outstanding long-term debt obligations.

We have historically funded our operations primarily through available cash, cash flows from operations, borrowings under our revolving credit facility, and the issuance of debt and equity securities. Furthermore, we have historically used cash in the following ways:

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

At September 30, 2011, the principal balance of our revolving credit facility and outstanding tranches of senior notes and related maturity dates were as follows:

•	Revolving credit facility — $29.4 million — Due December 2014;
•	9.25% Senior Notes — $750 million — Due December 2017; and
•	7.75% Senior Notes — $250 million — Due June 2019.

In March 2011, the BOEMRE issued a letter stating that our company qualifies for a supplemental bonding waiver. We still maintain approximately $24.5 million in bonds issued to third parties other than the BOEMRE to secure the plugging and abandonment of wells on the outer continental shelf of the Gulf of Mexico as well as the removal of platforms and related facilities.

Our initial fiscal 2012 capital budget, excluding any potential acquisition but including abandonment costs, is expected to be approximately $450 million ($428 million prior to plugging and abandonment costs). We intend to fund our capital expenditure program, contractual commitments, including settlement of derivative contracts, from cash on hand, cash flows from operations and borrowings under our credit facility. We believe our available liquidity will be sufficient to meet our funding requirements through September 30, 2012. However, future cash flows are subject to a number of variables, including the level of crude oil and natural gas production and prices. There can be no assurance that cash flow from operations or other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures. While we do not currently have a common share repurchase program in place, we may implement one in the future, which would impact our initial fiscal 2012 capital budget. If an acquisition opportunity arises, we may also seek to access public markets to issue additional debt and/or equity securities. Cash flows from operations were used primarily to fund exploration and development expenditures during the first quarter of fiscal 2012.

Operating Activities

Net cash provided by operating activities for the three months ended September 30, 2011 was $176.1 million as compared to $78.0 million provided by operating activities for the three months ended September 30, 2010. The increase is due in part to higher net commodity prices and production volumes partially offset by higher production costs. The fiscal 2012 quarter also included higher proceeds from sale of derivative instruments and higher nonproduction costs and expenses. Changes in operating assets and liabilities decreased $26 million primarily due to accounts payable and accrued liabilities.

Investing Activities

Our investments in properties were $112.7 million and $63.5 million for the three months ended September 30, 2011 and 2010, respectively. We intend to fund our capital expenditure program, contractual commitments, including settlement of derivative contracts, from cash on hand, cash flows from our operations and borrowings under our credit facility. If an acquisition opportunity arises, we may also access public markets to issue additional debt and/or equity securities. As of October 25, 2011, we had $519 million available for borrowing under our revolving credit facility. Our current borrowing base is $750 million. Our next borrowing base redetermination is scheduled for the fall of 2011 utilizing our June 30, 2011 reserve report. If commodity prices decline and banks lower their internal projections of natural gas and oil prices, it is possible that we will be subject to decreases in our borrowing base availability in the future. We anticipate that our cash flow from operations and available borrowing capacity under our revolving credit facility will exceed our planned capital expenditures and other cash requirements for the year ended June 30, 2012. However, future cash flows are subject to a number of variables, including the level of natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

Financing Activities

Cash used in financing activities was $74.4 million for the three months ended September 30, 2011 as compared to cash used in financing activities of $16.1 million for the three months ended September 30, 2010. During the three months ended September 30, 2011 total repayment of debt net of proceeds from borrowings was $79.8 million. During the three months ended September 30, 2010, total repayment of debt net of proceeds from borrowings was $18.9 million.

Available Credit

Credit markets in the United States and around the world have been constrained due to a lack of liquidity and confidence in a number of financial institutions during 2009, 2010 and more recently in 2011. Investors have sought perceived safe investments in securities of the United States government rather than individual entities. We may experience difficulty accessing the long-term credit markets should conditions return to levels prevailing in 2009 and early 2010. Additionally, constraints in the credit markets may increase the rates we are charged for utilizing these markets. Notwithstanding periodic weakness in the United States credit markets, we expect that our available liquidity is sufficient to meet our operating and capital requirements through September 30, 2012.

Contractual Obligations

Information about contractual obligations at September 30, 2011 did not change materially, other than as disclosed in Notes 5 and 14 to our accompanying Consolidated Financial Statements included elsewhere in this Quarterly Report and from the disclosures in Item 7 of our 2011 Annual Report.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 “Notes to Consolidated Financial Statements,” included in our 2011 Annual Report.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 “Recent Accounting Pronouncements” to our accompany Consolidated Financial Statements included elsewhere in this Quarterly Report.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

General

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2011 Annual Report.

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at September 30, 2011, and from which we may incur future gains or losses from changes in market interest rates or commodity prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

We utilize commodity-based derivative instruments with major financial institutions to reduce exposure to fluctuations in the price of crude oil and natural gas. We also use financially settled crude oil and natural gas puts, swaps, zero-cost collars and three-way collars. Any gains or losses resulting from the change in fair value from hedging transactions that are determined to be ineffective are recorded in income, whereas gains and losses from the settlement of hedging contracts are recorded in crude oil and natural gas revenues.

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

For a complete discussion of our open commodity derivatives as of September 30, 2011, please see Note 8 to our Consolidated Financial Statements included elsewhere in this Quarterly Report.

Our ultimate realized gain or loss with respect to commodity price fluctuations will depend on the future exposures that arise during the period, our hedging strategies at the time and commodity prices at the time.

Most of our crude oil production is Heavy Louisiana Sweet (“HLS”). Through June 30, 2011, we have utilized West Texas Intermediate (“WTI”), NYMEX based derivatives as the means of hedging our fixed price commodity risk thereby resulting in HLS/WTI basis exposure. Historically the basis differential between HLS and WTI has been relatively small and predictable. Over the past five years, HLS has averaged approximately $1 per barrel premium to WTI. Since the beginning of 2011, the HLS/WTI basis differential and volatility has increased with HLS carrying as much as a $30 per barrel premium to WTI. During the quarter ended September 30, 2011, the Company began utilizing ICE Brent Futures (“Brent”) collars and three-way collars in our hedging portfolio as we believe that the Brent prices are more reflective of our realized crude oil production pricing (HLS). Thus by modifying our hedge portfolio to include Brent benchmarks for crude hedging, we aim to more appropriately manage our exposure and manage our price risk.

Follows is a summary of crude oil volumes and related price per barrel in excess of WTI we have under physical and financial contracts at September 30, 2011:

	Hedged
	Bbl/ Day	$/Bbl
October 2011	13,000	9.53
November 2011	11,000	10.94
December 2011	11,000	10.94

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarterly period ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our financial position or results of operations.

ITEM 1A. Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings, could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our common stock, please refer to the section entitled “Item 1A. Risk Factors” in our 2011 Annual Report. There has been no material change in the risk factors set forth in our 2011 Annual Report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information about repurchases of our common stock during our quarterly period ended September 30, 2011:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2011 through July 31, 2011	—	$—
August 1, 2011 through August 31, 2011	255,700	26.14
September 1, 2011 through September 30, 2011	—	—
Total	255,700	$26.14

(a)	Reflects the number of shares of common stock purchased through open-market transactions for future issuances to employees under our benefit plans.

ITEM 6. Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following
3.1	Altered Memorandum of Association of Energy XXI (Bermuda) Limited	3.1 to the Company’s Form 8-K filed on December 15, 2009
3.2	Bye-Laws of Energy XXI (Bermuda) Limited	3.1 to the Company’s Form 8-K filed on January 29, 2010
10.1	First Amendment to Second Amended and Restated First Lien Credit Agreement dated as of October 4, 2011	10.1 to the Company’s Form 8-K filed on October 4, 2011
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Energy XXI (Bermuda) Limited has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY XXI (BERMUDA) LIMITED
By: /S/ DAVID WEST GRIFFIN David West Griffin Duly Authorized Officer and Chief Financial Officer
By: /S/ HUGH A. MENOWN Hugh A. Menown Duly Authorized Officer and Senior Vice President, Chief Accounting Officer and Chief Information Officer
Date: November 2, 2011

EXHIBIT INDEX

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following
3.1	Altered Memorandum of Association of Energy XXI (Bermuda) Limited	3.1 to the Company’s Form 8-K filed on December 15, 2009
3.2	Bye-Laws of Energy XXI (Bermuda) Limited	3.1 to the Company’s Form 8-K filed on January 29, 2010
10.1	First Amendment to Second Amended and Restated First Lien Credit Agreement dated as of October 4, 2011	10.1 to the Company’s Form 8-K filed on October 4, 2011
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith