Form 10-Q
period 2011-12-31
ENERGY XXI (BERMUDA) LTD
filed 2012-02-02
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of January 26, 2012, there were 76,523,618 shares outstanding of the registrant’s common stock, par value $0.005 per share.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to those summarized below:

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see (1) Part II, “Item 1A. Risk Factors” and elsewhere in this report and (2) Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as amended (the “2011 Annual Report”).

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements

ENERGY XXI (BERMUDA) LIMITED

CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)

	December 31, 2011	June 30, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$79,396	$28,407
Restricted cash	1,028	—
Accounts receivable
Oil and natural gas sales	141,314	126,194
Joint interest billings	2,814	4,526
Insurance and other	3,661	2,533
Prepaid expenses and other current assets	52,817	47,751
Derivative financial instruments	5,592	22
Total Current Assets	286,622	209,433
Property and Equipment
Oil and natural gas properties – full cost method of accounting, including $516.6 million and $467.3 million of unevaluated properties at December 31, 2011 and June 30, 2011, respectively	2,608,737	2,545,336
Other property and equipment	9,025	8,201
Total Property and Equipment, net of accumulated depreciation, depletion, amortization and impairment	2,617,762	2,553,537
Other Assets
Derivative financial instruments	9,963	—
Deferred income taxes	—	2,411
Debt issuance costs, net of accumulated amortization	30,635	33,479
Total Other Assets	40,598	35,890
Total Assets	$2,944,982	$2,798,860
LIABILITIES
Current Liabilities
Accounts payable	$150,596	$163,741
Accrued liabilities	95,419	111,157
Notes payable	9,196	19,853
Asset retirement obligations	25,379	19,624
Derivative financial instruments	25,352	50,259
Current maturities of long-term debt	2,555	4,054
Total Current Liabilities	308,497	368,688
Long-term debt, less current maturities	1,029,009	1,109,333
Deferred income taxes	68,722	—
Asset retirement obligations	316,698	303,618
Derivative financial instruments	951	70,524
Other liabilities	6,234	—
Total Liabilities	1,730,111	1,852,163
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock, $0.001 par value, 7,500,000 shares authorized:
7.25% Convertible perpetual preferred stock, 8,000 shares issued and outstanding at December 31, 2011 and June 30, 2011, respectively	—	—
5.625% Convertible perpetual preferred stock, 1,050,000 shares issued and outstanding at December 31, 2011 and June 30, 2011, respectively	1	1
Common stock, $0.005 par value, 200,000,000 shares authorized and 76,790,281 and 76,203,574 shares issued and 76,533,928 and 76,202,921 shares outstanding at December 31, 2011 and June 30, 2011, respectively	384	381
Additional paid-in capital	1,499,528	1,479,959
Accumulated deficit	(309,152)	(465,160)
Accumulated other comprehensive income (loss), net of income taxes	24,110	(68,484)
Total Stockholders’ Equity	1,214,871	946,697
Total Liabilities and Stockholders’ Equity	$2,944,982	$2,798,860

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share information)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Revenues
Oil sales	$309,347	$146,539	$556,264	$262,369
Natural gas sales	31,231	27,414	69,197	55,584
Total Revenues	340,578	173,953	625,461	317,953
Costs and Expenses
Lease operating	74,134	44,446	145,167	88,599
Production taxes	1,174	716	3,348	1,410
Gathering and transportation	3,395	801	9,548	822
Depreciation, depletion and amortization	87,568	62,922	172,371	116,999
Accretion of asset retirement obligations	9,803	6,348	19,491	12,322
General and administrative	22,147	15,786	41,468	34,383
Loss (gain) on derivative financial instruments	4,371	(1,638)	(6,001)	(2,776)
Total Costs and Expenses	202,592	129,381	385,392	251,759
Operating Income	137,986	44,572	240,069	66,194
Other Income (Expense)
Bridge loan commitment fees	—	(4,500)	—	(4,500)
Loss on retirement of debt	—	(5,184)	—	(5,184)
Other income	15	151	24	161
Interest expense	(28,363)	(22,094)	(55,551)	(43,574)
Total Other Expense	(28,348)	(31,627)	(55,527)	(53,097)
Income Before Income Taxes	109,638	12,945	184,542	13,097
Income Tax Expense	12,549	2,011	21,122	2,030
Net Income	97,089	10,934	163,420	11,067
Induced Conversion of Preferred Stock	—	19,796	—	19,796
Preferred Stock Dividends	3,706	2,426	7,412	4,420
Net Income (Loss) Attributable to Common Stockholders	$93,383	$(11,288)	$156,008	$(13,149)
Net Income (Loss) Per Share Attributable to Common Stockholders
Basic	$1.22	$(0.17)	$2.04	$(0.23)
Diluted	$1.11	$(0.17)	$1.88	$(0.23)
Weighted Average Number of Common Shares Outstanding
Basic	76,498	65,479	76,481	58,241
Diluted	87,227	65,479	87,138	58,241

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Cash Flows From Operating Activities
Net income	$97,089	$10,934	$163,420	$11,067
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	87,568	62,922	172,371	116,999
Deferred income tax expense	12,547	2,011	21,272	2,030
Change in derivative financial instruments
Proceeds from sale of derivative instruments	15,931	8,522	65,529	42,577
Other – net	(6,445)	(7,515)	(25,691)	(16,214)
Accretion of asset retirement obligations	9,803	6,348	19,491	12,322
Amortization of debt discount and premium	—	(40,383)	—	(43,132)
Amortization and write-off of debt issuance costs	1,882	2,492	3,705	4,254
Stock-based compensation	1,189	391	10,114	2,180
Payment of interest in-kind	—	2,225	—	2,225
Changes in operating assets and liabilities
Accounts receivable	(30,275)	(48,371)	(17,581)	(39,971)
Prepaid expenses and other current assets	4,067	9,883	(5,066)	(2,278)
Settlement of asset retirement obligations	(1,407)	(29,311)	(1,994)	(34,618)
Accounts payable and accrued liabilities	(96)	19,354	(37,586)	20,012
Net Cash Provided by (Used in) Operating Activities	191,853	(498)	367,984	77,453
Cash Flows from Investing Activities
Acquisitions	(6,242)	(1,013,003)	(6,177)	(1,013,011)
Capital expenditures	(125,695)	(65,090)	(238,444)	(128,625)
Insurance payments received	5,692	—	6,472	—
Proceeds from the sale of properties	2,767	—	2,767	400
Other	(1,062)	115	(808)	83
Net Cash Used in Investing Activities	(124,540)	(1,077,978)	(236,190)	(1,141,153)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	310	555,773	9,456	560,903
Conversion of preferred stock to common	—	(11,912)	—	(11,912)
Dividends to shareholders	(3,706)	(179)	(7,412)	(2,173)
Proceeds from long-term debt	285,854	1,113,000	522,324	1,160,000
Payments on long-term debt	(288,084)	(520,838)	(604,318)	(586,767)
Payments for debt issuance costs and other	(759)	(30,260)	(855)	(30,584)
Net Cash Provided by (Used in) Financing Activities	(6,385)	1,105,584	(80,805)	1,089,467
Net Increase in Cash and Cash Equivalents	60,928	27,108	50,989	25,767
Cash and Cash Equivalents, beginning of period	18,468	12,883	28,407	14,224
Cash and Cash Equivalents, end of period	$79,396	$39,991	$79,396	$39,991

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

References in this report to “us,” “we,” “our,” “the Company,” or “Energy XXI” are to Energy XXI (Bermuda) Limited and its wholly-owned subsidiaries, including Energy XXI (US Holdings) Limited (“Energy XXI Holdings”), Energy XXI Insurance Limited (“EXXI Insurance” and, together with Energy XXI (Bermuda) Limited and Energy XXI Holdings, our “Bermuda Companies”), Energy XXI, Inc. (“EXXI Corp.”), Energy XXI USA, Inc. (“EXXI USA”), Energy XXI GOM, LLC (“GOM”), Energy XXI Gulf Coast, Inc. (“EGC”), Energy XXI Services, LLC (“EXXI Services”), Energy XXI Texas Onshore, LLC (“Texas Onshore”), Energy XXI Pipeline, LLC (“EXXI Pipeline”), Energy XXI Pipeline II, LLC (“EXXI Pipeline II”), Energy XXI Leasehold, LLC (“Energy XXI Leasehold”), Energy XXI Natural Gas Holdings, Inc., (“EXXI Natural Gas”) and Energy XXI Onshore, LLC (“Onshore” and, together with EXXI Corp., EXXI USA, GOM, EGC, EXXI Services, EXXI Pipeline, EXXI Pipeline II, EXXI Leasehold, EXXI Natural Gas and Texas Onshore, our “U.S. Companies”).

Principles of Consolidation and Reporting.   The accompanying unaudited consolidated financial statements include the accounts of Energy XXI and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements for the previous periods include certain reclassifications that were made to conform to current presentation. Such reclassifications have no impact on previously reported net income, stockholders’ equity or cash flows.

Interim Financial Statements.   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, as amended (the “2011 Annual Report”).

Use of Estimates.   The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates of proved reserves are key components of our depletion rate for our proved oil and natural gas properties and the full cost ceiling test limitation. Accordingly, our accounting estimates require exercise of judgment by management in preparing such estimates. While we believe that the estimates and assumptions used in preparation of our consolidated financial statements are appropriate, actual results could differ from those estimates, and any such difference may be material.

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

This new guidance will be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.

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

The ExxonMobil Acquisition was accounted for under the purchase method of accounting. Transaction, transition and integration costs associated with this acquisition were expensed as incurred.

The following table presents the final purchase price allocation to the assets acquired and liabilities assumed, based on their fair values on December 17, 2010 (in thousands):

	December 17, 2010 (As initially reported)	Measurement period adjustment	December 17, 2010 (As adjusted)
Oil and natural gas properties – evaluated	$926,422	$—	$926,422
Oil and natural gas properties – unevaluated	289,711	—	289,711
Net working capital*	101	577	678
Asset retirement obligations	(204,512)	—	(204,512)
Cash paid	$1,011,722	$577	$1,012,299

*	Net working capital includes gas imbalance receivables and payables and ad valorem taxes payable.

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition date to estimate the fair value of the assets acquired and liabilities assumed. As of December 31, 2011, the Company’s measurement period adjustments are complete.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Acquisitions and Dispositions  – (continued)

The following amounts of the ExxonMobil Properties’ revenue and earnings are included in our consolidated statement of operations for the six months ended December 31, 2011 and the summarized unaudited pro forma financial information for the six months ended December 31, 2010 assumes that the ExxonMobil Acquisition had occurred on July 1, 2010. These unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of the results that would have occurred if we had completed the acquisition as of the earlier date or the results that will be attained in the future (in thousands):

	Revenue	Earnings(1)
ExxonMobil Acquisition properties from July 1, 2011 through December 31, 2011	$268,355	$193,214
ExxonMobil Acquisitions properties
Supplemental pro forma for July 1, 2010 through December 31, 2010	489,687	353,717

(1)	Earnings includes revenue less production costs.

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

Below is a summary of net reduction to the full cost pool related to the sale (in thousands):

Cash received	$39,625
Reduction of asset retirement obligation related to properties	16,626
Net revenues from June 1, 2011 through closing date	(1,630)
Adjustment to gas imbalances related to properties	36
Net reduction to the full cost pool	$54,657

Note 4 — Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31, 2011	June 30, 2011
Oil and natural gas properties
Proved properties	$3,995,418	$3,810,293
Less: Accumulated depreciation, depletion, amortization and impairment	1,903,236	1,732,250
Proved properties	2,092,182	2,078,043
Unproved properties	516,555	467,293
Oil and natural gas properties	2,608,737	2,545,336
Other property and equipment	20,482	18,354
Less: Accumulated depreciation	11,457	10,153
Other property and equipment	9,025	8,201
Total property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$2,617,762	$2,553,537

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2011	June 30, 2011
Revolving credit facility	$28,478	$107,784
9.25% Senior Notes due 2017	750,000	750,000
7.75% Senior Notes due 2019	250,000	250,000
Put premium financing	2,238	4,926
Capital lease obligation	848	677
Total debt	1,031,564	1,113,387
Less current maturities	2,555	4,054
Total long-term debt	$1,029,009	$1,109,333

Maturities of long-term debt as of December 31, 2011 are as follows (in thousands):

Twelve Months Ending December 31,
2012	$2,555
2013	340
2014	28,669
2015	—
2016	—
Thereafter	1,000,000
Total	$1,031,564

Revolving Credit Facility

The second amended and restated first lien credit agreement (“First Lien Credit Agreement”) was entered into by our indirect, wholly-owned subsidiary, EGC in May 2011. This facility has a borrowing capacity of $925 million and matures December 31, 2014. Borrowings are limited to a borrowing base based on oil and gas reserve values which are redetermined on a periodic basis. As at December 31, 2011, the current borrowing base was $750 million, which was unanimously reaffirmed by the lenders on September 14, 2011. Currently, the facility bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate (“LIBOR”), plus applicable margins ranging from 2.25% to 3.00% or an alternate base rate, based on the federal funds effective rate plus applicable margins ranging from 1.25% to 2.00%. The revolving credit facility is secured by mortgages on at least 85% of the value of our proved reserves.

EGC is prohibited from paying dividends to us except that EGC may make payments to us of up to $25 million in aggregate (including those in the aggregate total amount of $11,082,156 made to date) for the purpose of paying premiums or other payments associated with the early conversion of our preferred stock and EGC may make payments of up to $17 million in any calendar year, subject to certain terms and conditions, so that we may pay dividends on our outstanding preferred stock. On October 4, 2011, EGC entered into the First Amendment (the “First Amendment”) to the First Lien Credit Agreement which provided for increased flexibility to pay dividends or make loans from EGC to us and/or our other subsidiaries. The First Amendment modified the First Lien Credit Agreement and includes the following: (a) approval for cash distributions of up to $100 million per calendar year, which can be used for various purposes, including stock buybacks, bond repurchases, and /or debt repayments, and is based upon the Company meeting minimum liquidity and maximum revolver utilization thresholds, and (b) approval of a cash distribution basket of up to an aggregate of $150 million, to be used for investments and other purposes based upon the Company meeting minimum liquidity and maximum revolver utilization thresholds. Both distribution baskets are further limited by an amount equal to $70 million plus 50% of our Consolidated Net Income (as defined in the First Amendment) for the period from October 1, 2010 through the most recently ended quarter.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Long-Term Debt  – (continued)

The First Amendment also increased the amount of borrowing base availability that must be reserved to deal with potential effects from hurricanes during the period of July 1st to October 31st of each calendar year from $25 million to $50 million.

The First Lien Credit Agreement requires EGC to maintain certain financial covenants. Specifically, EGC may not permit the following under First Lien Credit Agreement: (a) EGC’s total leverage ratio to be more than 3.5 to 1.0, (b) EGC’s interest coverage ratio to be less than 3.0 to 1.0, and (c) EGC’s current ratio (in each case as defined in our First Lien Credit Agreement) to be less than 1.0 to 1.0, as of the end of each fiscal quarter. In addition, we are subject to various other covenants including, but not limited to, those limiting our ability to declare and pay dividends or other payments, our ability to incur debt, changes in control, our ability to enter into certain hedging agreements, as well as a covenant to maintain John D. Schiller, Jr. in his current executive position, subject to certain exceptions in the event of his death or disability.

As of December 31, 2011, we were in compliance with all covenants under our First Lien Credit Agreement.

High Yield Facilities

9.25% Senior Notes

On December 17, 2010, EGC issued $750 million face value of 9.25%, unsecured senior notes due December 15, 2017 at par (the “9.25% Old Senior Notes”). We exchanged $749 million aggregate principal of the 9.25% Old Senior Notes for $749 million aggregate principal amount of newly issued notes (the “9.25% Senior Notes”) registered under the Securities Act of 1933, as amended (the “Securities Act”), on July 8, 2011. The 9.25% Senior Notes bear identical terms and conditions as the 9.25% Old Senior Notes. The trading restrictions on the remaining $1 million face value of the 9.25% Old Senior Notes was lifted on December 17, 2011.

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

The 9.25% Senior Notes are fully and unconditionally guaranteed by us and each of EGC’s existing and future material domestic subsidiaries. We and our subsidiaries, other than EGC, have no significant independent assets or operations. EGC is prohibited from declaring or paying any dividend in excess of $70 million plus 50% of the consolidated net income of EGC for the period from October 1, 2010, subject to certain other adjustments and exceptions.

We believe that the fair value of the $750 million of 9.25% Senior Notes outstanding as of December 31, 2011 was $818.4 million.

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

The 7.75% Senior Notes are fully and unconditionally guaranteed by us and each of EGC’s existing and future material domestic subsidiaries. Our indirect, wholly-owned subsidiary, EGC, is the issuer of the 7.75% Senior Notes which are fully and unconditionally guaranteed by us. We and our subsidiaries, other than EGC, have no significant independent assets or operations. EGC is prohibited from declaring or paying any dividend in excess of $70 million plus 50% of the consolidated net income of EGC for the period from October 1, 2010, subject to certain other adjustments and exceptions.

We believe that the fair value of the $250 million of 7.75% Senior Notes outstanding as of December 31, 2011 was $257.5 million.

Put Premium Financing

We finance premiums on puts that we purchase with our hedge counterparties. Substantially all of our hedges are done with lenders under our revolving credit facility. Put premium financing is accounted for as debt and this indebtedness is pari passu with borrowings under the revolving credit facility. The put premium financing is structured to mature when the put settles so that we realize the value net of put premium financing. As of December 31, 2011 and June 30, 2011, our outstanding put premium financing totaled $2.2 million and $4.9 million, respectively.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Long-Term Debt  – (continued)

Interest Expense

For the three months and six months ended December 31, 2011 and 2010, interest expense consisted of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Revolving credit facility	$2,270	$1,456	$5,090	$2,897
9.25% Senior Notes due 2017	17,343	2,505	34,687	2,505
7.75% Senior Notes due 2019	4,844	—	9,688	—
10% Senior Notes due 2013	—	6,912	—	13,825
16% Second Lien Notes due 2014	—	11,286	—	24,967
Amortization of debt issue cost – Revolving credit facility	1,233	1,381	2,407	2,525
Amortization of debt issue cost – 10% Senior Notes due 2013	—	589	—	1,178
Amortization of debt issue cost – 16% Second Lien Notes due 2014	—	25	—	54
Amortization of debt issue cost – 9.25% Senior Notes due 2017	551	92	1,103	92
Amortization of debt issue cost – 7.75% Senior Notes due 2019	97	—	194	—
Discount amortization – 16% Second Lien Notes due 2014 (Private Placement)	—	(3,098)	—	(6,889)
Premium amortization – 16% Second Lien Notes due 2014 (Exchange Offer)	—	852	—	1,894
Put premium financing and other	135	94	492	526
Settlement of Lehman Brothers liability	1,890	—	1,890	—
	$28,363	$22,094	$55,551	$43,574

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

Note 6 — Notes Payable

In May 2011, we entered into a note with Bank Direct Capital Finance, LLC to finance a portion of our insurance premiums. The note was for a total face amount of $22.0 million and bears interest at an annual rate of 1.93%. The note amortizes over ten months. The balance outstanding as of December 31, 2011 and June 30, 2011 was $6.6 million and $19.9 million, respectively.

In July 2011, we entered into a note with AFCO Credit Corporation to finance a portion of our insurance premiums. The note is for a total face amount of $6.3 million and bears interest at an annual rate of 1.93%. The note amortizes over the remaining term of the insurance, which matures May 1, 2012. The balance outstanding as of December 31, 2011 was $2.6 million.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Asset Retirement Obligations

The following table describes the changes to our asset retirement obligations (in thousands):

Balance at June 30, 2011	$323,242
Liabilities incurred	1,338
Liabilities settled	(1,994)
Accretion expense	19,491
Total balance at December 31, 2011	342,077
Less current portion	25,379
Long-term balance at December 31, 2011	$316,698

Note 8 — Derivative Financial Instruments

We enter into hedging transactions with major financial institutions to reduce exposure to fluctuations in the price of crude oil and natural gas. We use financially settled crude oil and natural gas puts, swaps, zero-cost collars and three-way collars. The Company designates a majority of its derivative financial instruments as cash flow hedges. No components of the cash flow hedging instruments are excluded from the assessment of hedge ineffectiveness. Any gains or losses resulting from the change in fair value from hedging transactions that are determined to be ineffective are recorded as a loss (gain) on derivative financial instruments, whereas gains and losses from the settlement of cash flow hedging contracts are recorded in crude oil and natural gas revenue in the same period during which the hedged transactions are settled.

When the Company discontinues cash flow hedge accounting because it is no longer probable that an anticipated transaction will occur in the originally expected period, changes to fair value accumulated in other comprehensive income are recognized immediately into earnings.

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

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Derivative Financial Instruments  – (continued)

We have monetized certain hedge positions and received the following cash proceeds in the following quarters (in thousands):

Quarter Ended	Cash Proceeds
March 31, 2009	$66,500
March 31, 2010	5,000
September 30, 2010	34,100
December 31, 2010	8,500
September 30, 2011	49,600
December 31, 2011	16,800
$180,500

These above monetized amounts were recorded in stockholders’ equity as part of other comprehensive income and are recognized in income over the contract life of the underlying hedge contracts. An additional $0.8 million monetization was captured in the September 30, 2011 quarter with the cash to be received when the underlying hedge contract settles during calendar 2013.

Our future crude oil and natural gas revenue will be increased by the following amounts related to the monetized contracts referred to above (in thousands):

Quarter Ended	Cash(1)	Non-Cash(1)	Total
March 31, 2012	$10,546	$—	$10,546
June 30, 2012	11,023	—	11,023
September 30, 2012	8,532	—	8,532
December 31, 2012	8,040	—	8,040
Thereafter	19,449	825	20,274
	$57,590	$825	$58,415

(1)	Cash represents the amounts received as of December 31, 2011 as part of the monetization of certain hedge contracts. Non-cash represents monetized hedges in which the cash will be received when the underlying hedge contract settles in calendar 2013.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Derivative Financial Instruments  – (continued)

As of December 31, 2011, we had the following contracts outstanding (Asset (Liability) and Fair Value (Gain) Loss in thousands):

Crude Oil					Natural Gas
			Total				Total		Total
Period	Volume (MBbls)	Contract Price(1)	Asset (Liability)	Fair Value (Gain) Loss	Volume (MMMBtus)	Contract Price(1)	Asset (Liability)	Fair Value (Gain) Loss	Asset (Liability)	Fair (Gain) Loss(2)
WTI Commodity Collars
1/12 – 12/12	2,818	$72.60/$100.19	$(18,797)	$12,218	1,840	$4.50/$5.35	$2,158	$(1,403)	$(16,639)	$10,815
1/13 – 12/13	1,278	73.57/105.63	(4,203)	2,732					(4,203)	2,732
			(23,000)	14,950			2,158	(1,403)	(20,842)	13,547
Brent Commodity Collars
1/12 – 12/12	1,830	87.00/114.24	(4,567)	2,959					(4,567)	2,959
1/13 – 12/13	3,103	80.00/126.78	2,602						2,602
			(1,965)	2,959					(1,965)	2,959
Three-Way Collars
1/12 – 12/12	4,465	66.93/86.93/133.55	(2,521)	3,283	5,520	4.07/4.93/5.87	3,968	(2,580)	1,447	703
1/13 – 12/13	1,643	61.67/83.33/140.69	2,906	(123)	10,950	4.07/4.93/5.87	5,719	(3,717)	8,625	(3,840)
1/14 – 12/14	1,095	65.00/85.00/140.00	1,987						1,987
			2,372	3,160			9,687	(6,297)	12,059	(3,137)
Total (Gain) Loss on Derivatives			$(22,593)	$21,069			$11,845	$(7,700)	$(10,748)	$13,369

(1)	The contract price is weighted-averaged by contract volume.
(2)	The loss on derivative contracts is net of applicable income taxes.

The fair values of derivative instruments in our consolidated balance sheets were as follows (in thousands):

	Asset Derivative Instruments				Liability Derivative Instruments
	As of December 31, 2011		As of June 30, 2011		As of December 31, 2011		As of June 30, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity Derivative Instruments designated as hedging instruments:
Derivative financial instruments	Current	$43,165	Current	$6,048	Current	$62,925	Current	$58,593
	Non-Current	68,848	Non-Current	1,248	Non-Current	59,836	Non-Current	72,719
Commodity Derivative Instruments not designated as hedging instruments:
Derivative financial instruments	Current	—	Current	2,310	Current	—	Current	3
	Non-Current	—	Non-Current	948	Non-Current	—	Non-Current	—
Total		$112,013		$10,554		$122,761		$131,315

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Derivative Financial Instruments  – (continued)

The effect of derivative instruments on our consolidated statements of operations was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
Location of (gain) loss in Income Statement	2011	2010	2011	2010
Cash Settlements, net of amortization of purchased put premiums:
Oil sales	$(3,283)	$9,734	$(433)	$12,167
Natural gas sales	(9,571)	(9,113)	(19,400)	(17,839)
Total cash settlements	(12,854)	621	(19,833)	(5,672)
Commodity Derivative Instruments designated as hedging instruments:
Loss (gain) on derivative financial instruments Ineffective portion of commodity derivative instruments	5,094	(266)	(1,674)	215
Commodity Derivative Instruments not designated as hedging instruments:
Loss (gain) on derivative financial instruments Realized mark to market gain	(1,615)	(1,840)	(5,025)	(3,226)
Loss (gain) on derivative financial instruments Unrealized mark to market loss	892	468	698	235
Total loss (gain) on derivative financial instruments	4,371	(1,638)	(6,001)	(2,776)
Total gain	$(8,483)	$(1,017)	$(25,834)	$(8,448)

The cash flow hedging relationship of our derivative instruments was as follows (in thousands):

	Amount of (Gain) Loss on Derivative Instruments Recognized in Other Comprehensive (Income) Loss, net of tax (Effective Portion)		Amount of (Gain) Loss on Derivative Instruments Reclassified from Other Comprehensive (Income) Loss, net of tax (Effective Portion)		Amount of (Gain) Loss on Derivative Instruments Reclassified from Other Comprehensive (Income) Loss (Ineffective Portion)
Location of (gain) loss	2011	2010	2011	2010	2011	2010
Three Months Ended December 31,
Commodity Derivative Instruments	$31,320	$(57,880)	$—	$—	$—	$—
Revenues	—	—	(8,460)	(478)	—	—
Loss (gain) on derivative financial instruments	—	—	—	—	5,094	(266)
Total	$31,320	$(57,880)	$(8,460)	$(478)	$5,094	$(266)
Six Months Ended December 31,
Commodity Derivative Instruments	$(92,594)	$(68,123)	$—	$—	$—	$—
Revenues	—	—	(14,812)	(366)	—	—
Loss (gain) on derivative financial instruments	—	—	—	—	(1,674)	215
Total	$(92,594)	$(68,123)	$(14,812)	$(366)	$(1,674)	$215

We have reviewed the financial strength of our hedge counterparties and presently believe the credit risk to be minimal. At December 31, 2011, we had no deposits for collateral with our counterparties.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Derivative Financial Instruments  – (continued)

Comprehensive income includes net income and certain items recorded directly in Stockholders’ equity and classified as accumulated other comprehensive income. Comprehensive income (loss) was calculated as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Net income	$97,089	$10,934	$163,420	$11,067
Other comprehensive income (loss), net of tax:
Oil and gas cash flow hedges
Unrealized change in fair value including monetized hedges	(22,860)	(57,402)	107,406	(67,757)
Reclassified to earnings during the period	(8,460)	(478)	(14,812)	(366)
Other comprehensive income (loss), net of tax:	(31,320)	(57,880)	92,594	(68,123)
Comprehensive income (loss)	$65,769	$(46,946)	$256,014	$(57,056)

The amount expected to be reclassified to income in the next 12 months is a gain of $15.9 million on our commodity hedges.

Note 9 — Income Taxes

We are a Bermuda company and we are generally not subject to income tax in Bermuda. We operate through our various subsidiaries in the United States; accordingly, income taxes have been provided based upon U.S. tax laws and rates as they apply to our current ownership structure. We estimate our annual effective tax rate for the current fiscal year and apply it to interim periods. Currently, our estimated annual effective tax rate is approximately 11.45%. The significant variance from the U.S. statutory rate is primarily due to the change in the valuation allowance (discussed below) against the U.S. net deferred tax assets and the accrual of the U.S. withholding obligation related to the interest income payable to the Bermuda Companies which may not be offset by other U.S. tax attributes. Our Bermuda Companies continue to report a tax provision reflecting accrued 30% U.S. withholding tax required on any interest payments made from the U.S. Companies to the Bermuda Companies. We have accrued a withholding obligation of $5.2 million for the six months ended December 31, 2011.

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

Preferred Stock

Our bye-laws authorize the issuance of 7,500,000 shares of preferred stock. The number of authorized preferred shares we are authorized to issue was increased to 7,500,000 shares from 2,500,000 shares, and approved by shareholders at the Annual General Meeting held in November 2011. Our board of directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. Shares of previously issued preferred stock that have been cancelled are available for future issuance.

Dividends on both the 5.625% Perpetual Convertible Preferred Stock (“5.625% Preferred Stock”) and the 7.25% Perpetual Convertible Preferred Stock (“7.25% Preferred Stock”) are payable quarterly in arrears on each March 15, June 15, September 15 and December 15 of each year.

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

November 2010 5.625% Perpetual Convertible Preferred Stock Offering

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

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Stockholders’ Equity  – (continued)

Conversion of Preferred Stock

On October 21, 2010, we launched an exchange offer for shares of our 7.25% Preferred Stock outstanding. The exchange offer provided for the issuance of 8.77192 shares of our unrestricted common stock per share of 7.25% Preferred Stock and a cash payment to induce the conversion. The exchange offer closed on November 19, 2010. A total of 517,970 shares of 7.25% Preferred Stock were cancelled and exchanged for 4,543,583 shares of common stock and a cash payment of $10.5 million, which included accrued dividends of $0.7 million.

During the year ended June 30, 2011, we entered into other private transactions with third parties related to the conversion of our 7.25% Preferred Stock. In addition to the stated conversion of 8.77192 common shares per preferred share, we made additional payments in stock and cash to induce the conversion.

During May and June 2011, we cancelled and converted a total of 100,000 shares of our 5.625% Preferred Stock into common stock. In addition to the stated conversion rate of 9.8353 common shares per preferred share, we also issued additional common shares to induce the conversion quantity.

At December 31, 2011, we have 1.05 million shares of 5.625% Preferred Stock and 8,000 shares of 7.25% Preferred Stock issued and outstanding.

Note 11 — Supplemental Cash Flow Information

The following table represents our supplemental cash flow information (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Cash paid for interest	$46,768	$40,146	$52,023	$42,276

The following table represents our non-cash investing and financing activities (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Financing of insurance premiums	$8,517	$6,534	$9,196	$6,574
Conversion of preferred stock to common	—	(7,884)	—	(7,884)
Preferred stock dividends	618	2,246	618	2,246
Additions to property and equipment by recognizing asset retirement obligations	794	206,117	1,338	207,167

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

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Employee Benefit Plans  – (continued)

Performance Units

For fiscal 2010 and 2011, we also awarded performance units. Of the total performance units awarded, 25% are time-based performance units (“Time-Based Performance Units”) and 75% are Total Shareholder Return Performance-Based Units (“TSR Performance Based Units”). Both the Time-Based Performance Units and TSR Performance Based Units vest equally over a three-year period.

At our discretion, at the time the Phantom Stock Units and Performance Based Units vest, employees will settle in either common shares or cash. Upon a change in control of the Company, as defined in the Incentive Plan, all outstanding Phantom Stock Units and Performance Based Units become immediately vested and payable. Historically, we have paid all vesting awards in cash. The July 21, 2011 vesting of the July 21, 2010 and 2009 Performance Based Unit awards were paid 50% in common stock and future vesting of the Performance Based Units may be paid in stock at the discretion of our board of directors.

As of December 31, 2011, we have 965,221 unvested Phantom Stock units and 3,891,438 unvested Performance Units. For the three months and six months ended December 31, 2011 and 2010, we recognized compensation expense (benefit) of $6.7 million, $5.0 million, $10.1 million and $8.7 million, respectively, related to our Phantom Stock Units. For the three months and six months ended December 31, 2011 and 2010, we recognized compensation expense of $9.6 million, $6.0 million, $17.0 million and $13.9 million, respectively, related to our Performance Units. A liability has been recognized as of December 31, 2011 in the amount of $22.5 million, in accrued liabilities in the accompanying consolidated balance sheet. The amount of the liability will be remeasured as of each reporting date at fair value, which is based on period-end stock price for our Phantom Stock units and for our Time-Based Performance Units and the results of the Monte Carlo simulation model which we use for our performance-based performance units.

Restricted Shares

Restricted Shares activity is as follows:

	Number Of Shares	Grant-date Fair value Per Share
Non-vested at June 30, 2011	31,214	$24.75
Vested during the six months ended December 31, 2011	(31,214)
Non-vested at December 31, 2011	—

We determine the fair value of the Restricted Shares based on the market price of our Common Stock on the date of grant. Compensation cost for the Restricted Shares is recognized on a straight line basis over the requisite service period. For the three months and six months ended December 31, 2011 and 2010, we recognized compensation expense of $0, $0.2 million, $49,000 and $0.6 million, respectively, related to our Restricted Shares.

Stock Purchase Plan

Effective as of July 1, 2008, we adopted the Energy XXI Services, LLC 2008 Fair Market Value Stock Purchase Plan (“2008 Purchase Plan”), which allows eligible employees, directors, and other service providers of ours and our subsidiaries to purchase from us shares of our common stock that have either been purchased by us on the open market or that have been newly issued by us. During the six months ended December 31, 2011 and 2010, we issued 272,579 shares and 243,160 shares, respectively, under the 2008 Purchase Plan.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Employee Benefit Plans  – (continued)

In November 2008 we adopted the Energy XXI Services, LLC Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) which allows employees to purchase common stock at a 15% discount from the lower of the common stock closing price on the first or last day of the period. The current period is from July 1, 2011 to December 31, 2011. For the three months and six months ended December 31, 2011 and 2010, we had charged $143,000, $94,000, $301,000 and $189,000, respectively, to compensation expense related to this plan. During the six months ended December 31, 2011 and 2010, we issued 21,015 shares and 84,077 shares, respectively, under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan has a limit of 1,000,000 common shares.

Stock Options

In September 2008, our board of directors granted 300,000 stock options to certain officers. These options to purchase our common stock were granted with an exercise price of $17.50 per share. These options vested over a three year period and may be exercised any time prior to September 10, 2018. As of December 31, 2011, 100,000 of the vested options have been exercised and the remaining 200,000 vested options have not been exercised.

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

Our net income for the three and six months ended December 31, 2011 and 2010 includes expense of approximately $0, $88,000, $58,000 and $596,000, respectively, related to stock options.

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

Defined Contribution Plans

Our employees are covered by a discretionary noncontributory profit sharing plan. The plan provides for annual employer contributions that can vary from year to year. We also sponsor a qualified 401 (k) Plan that provides for matching. The cost to us under these plans for the three months ended December 31, 2011 and 2010 was $0.9 million for profit sharing and $0.5 million for the 401 (k) Plan and $0.6 million for profit sharing and $0.2 million for the 401 (k) Plan, respectively. The cost to us under these plans for the six months ended December 31, 2011 and 2010 was $1.8 million for profit sharing and $1.5 million for the 401 (k) Plan and $1.2 million for profit sharing and $1.1 million for the 401 (k) Plan, respectively.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net income	$97,089	$10,934	$163,420	$11,067
Preferred stock dividends	3,706	2,426	7,412	4,420
Induced Conversion of Preferred Stock	—	19,796	—	19,796
Net income (loss) available for common stockholders	$93,383	$(11,288)	$156,008	$(13,149)
Weighted average shares outstanding for basic EPS	76,498	65,479	76,481	58,241
Add dilutive securities	10,729	—	10,657	—
Weighted average shares outstanding for diluted EPS	87,227	65,479	87,138	58,241
Net income (loss) per share attributable to common stockholders
Basic	$1.22	$(0.17)	$2.04	$(0.23)
Diluted	$1.11	$(0.17)	$1.88	$(0.23)

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

Lease Commitments.   We have non-cancelable operating leases for office space and other that principally expire on December 31, 2018. Future minimum lease commitments as of December 31, 2011 under the operating lease are as follows (in thousands):

Twelve Months Ending December 31,
2012	$2,185
2013	2,136
2014	1,756
2015	1,756
2016	1,840
Thereafter	2,351
Total	$12,024

Rent expense, including rent incurred on short-term leases, for the three months and six months ended December 31, 2011 and 2010 was approximately $358,000, $464,000, $896,000 and $946,000, respectively.

Letters of Credit and Performance Bonds.   We had $231.5 million in letters of credit and $25.1 million of performance bonds outstanding as of December 31, 2011.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Commitments and Contingencies  – (continued)

Drilling Rig Commitments.   As of December 31, 2011, we have entered into four drilling rig commitments, the first of which commenced on July 3, 2011 at $42,500 per day for one well until well completion. The second commitment commenced on October 1, 2011 at $65,000 per day for six months. The third commenced on November 4, 2011 at $47,800 per day for four wells until well completion with options to do additional work. The last one commenced on December 10, 2011 at $44,500 per day for one well until well completion. Since the preceding commitments are not finished and extend past December 31, 2011, the commitment amounts cannot be calculated since the well completion dates are not known.

Note 15 — Fair Value of Financial Instruments

Certain assets and liabilities are measured at fair value on a recurring basis in our consolidated balance sheets. The following methods and assumptions were used to estimate the fair values:

The carrying amounts approximate fair value for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities and notes payable due to the short-term nature or maturity of the instruments.

Our commodity derivative instruments consist of financially settled crude oil and natural gas puts, swaps, zero-cost collars and three way collars. We estimate the fair values of these instruments based on published forward commodity price curves as of the date of the estimate. The discount rate used in the discounted cash flow projections is based on published LIBOR rates. In addition, for collars, we estimate the option values using an option pricing model which takes into account market volatility, market prices and contract terms. The fair values of commodity derivative instruments in an asset position include a measure of counterparty nonperformance risk, and the fair values of commodity derivative instruments in a liability position include a measure of our own nonperformance risk, each based on the current published issuer-weighted corporate default rates. See Note 8 —  Derivative Financial Instruments.

Our assessment of an instrument can change over time based on the maturity or liquidity of the instrument, which could result in a change in the classification of the instruments. Our natural gas and oil derivatives are classified as described below:

•	Level 2 instruments’ fair values are based on pricing data representative of quoted prices for similar assets and liabilities in active markets (or identical assets and liabilities in less active markets). Included in this level are our natural gas and oil derivatives whose fair values are based on commodity pricing data obtained from independent pricing sources.

The fair value of our financial instruments was as follow (in thousands):

	Level 2
	As of December 31, 2011	As of June 30, 2011
Assets:
Oil and Natural Gas Derivatives	15,555	22
Liabilities:
Oil and Natural Gas Derivatives	26,303	120,783

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Prepayments and Accrued Liabilities

Prepayments and accrued liabilities consist of the following (in thousands):

	December 31, 2011	June 30, 2011
Prepaid expenses and other current assets
Advances to joint interest partners	$22,774	$14,696
Insurance	13,678	23,230
Inventory	6,207	6,305
Royalty deposit	2,443	1,959
Short-term stock investment	6,755	—
Other	960	1,561
Total prepaid expenses and other current assets	$52,817	$47,751
Accrued liabilities
Advances from joint interest partners	$1,322	$437
Employee benefits and payroll	21,633	53,789
Interest	3,736	5,806
Accrued hedge payable	11,425	14,095
Undistributed oil and gas proceeds	50,449	31,880
Other	6,854	5,150
Total accrued liabilities	$95,419	$111,157

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an independent oil and natural gas exploration and production company with properties focused in the U.S. Gulf Coast and the Gulf of Mexico. Our business strategy includes: (a) acquiring producing oil and gas properties; (b) exploiting and exploring our core assets to enhance production and ultimate recovery of reserves; and (c) utilizing a portion of our capital program to explore the ultra-deep Gulf of Mexico shelf for potential oil and gas reserves.

Our operations are geographically focused and we target acquisitions of oil and gas properties in which we believe we can add value by increasing production and ultimate recovery of reserves, either through exploitation or exploration activities, often using reprocessed seismic data to identify previously overlooked opportunities. For the year ended June 30, 2011, excluding acquisitions, approximately 64% of our capital expenditures were associated with the exploitation of existing properties.

At December 31, 2011, we operated or had an interest in 419 gross producing wells on 254,891 net developed acres, including interests in 41 producing fields. All of our properties are primarily located on the U.S. Gulf Coast and in the Gulf of Mexico, with approximately 91% of our proved reserves being offshore. This concentration facilitates our ability to manage our operated fields efficiently and our high number of wellbore locations provides us with diversification in our production and reserves. We believe operating our assets is a key component to our strategy, and approximately 83% of our proved reserves are on properties operated by us. We have historically focused on oil-weighted projects and acquisitions, and as a result, our proved reserves were 66% oil as of June 30, 2011, and our production was 72% oil for the quarter ending December 31, 2011. We also have a seismic database covering approximately 5,150 square miles, primarily focused on our existing operations. This database has helped us to initially identify approximately 190 drilling opportunities. We believe the mature legacy fields on our acquired properties will lend themselves well to our aggressive exploitation strategy, and we expect to identify additional exploration opportunities on these properties.

We are actively engaged in a program designed to manage our commodity price risk and we seek to hedge the majority of our proved developed producing reserves to enhance cash flow certainty and predictability. In connection with our acquisitions, we typically enter into hedging arrangements to minimize commodity downside exposure. We believe this disciplined risk management strategy provides substantial price protection, as our cash flow on the hedged portion is driven by our production results rather than commodity prices. We believe this greater price certainty allows us to more efficiently manage our cash flows and effectively allocate our capital resources.

Outlook

Our revenue, cash flow from operations and future growth depend substantially on factors beyond our control, such as access to capital, economic, political and regulatory developments, and competition from other sources of energy. Multiple events during 2009, 2010 and 2011 involving numerous countries and financial institutions and the market, in general, impacted liquidity within the capital markets throughout the United States and around the world. Despite efforts by the U.S. Treasury Department and banking regulators in the United States, Europe and other nations around the world to provide liquidity and stability to the financial sector, capital markets have remained somewhat constrained. As a result, we expect that our ability to raise debt and equity and the terms on which we can raise capital may be somewhat restricted and will be dependent upon the condition of the capital markets.

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

We are also subject to natural gas and oil production declines. We attempt to replace this declining production through our drilling and recompletion program and acquisitions. We will maintain our focus on controlling costs to add reserves through drilling and acquisitions, as well as controlling the corresponding costs necessary to produce such reserves. Our ability to add reserves through drilling is dependent on our capital resources and can be limited by many factors, including the ability to timely obtain drilling permits and regulatory approvals and voluntary reductions in capital spending in a low commodity price environment as is currently being experienced in the natural gas market. Any delays in drilling, completion or connection to gathering lines of our new wells will negatively impact the rate of our production, which may have an adverse effect on our revenues. Consistent with our business strategy, we intend to invest the capital necessary to maintain our production at existing levels over the long-term provided that it is economical to do so based on the commodity price environment. However, we cannot be certain that we will be able to issue additional debt and equity on acceptable terms, or at all, and we may be unable to refinance our revolving credit facility when it expires. Additionally, should commodity prices decline, our borrowing base under our revolving credit facility may be reduced thereby eliminating the working capital necessary to fund our capital spending program as well as potentially requiring us to repay certain of our outstanding indebtedness. We do not anticipate an out-of-cycle borrowing base redetermination as a result of low natural gas prices and expect our next redetermination to occur as scheduled in the spring of 2012.

The explosion and sinking of the Deepwater Horizon drilling rig in the Gulf of Mexico, as well as the resulting oil spill, have also led to increased governmental regulation of our and our industry’s operations in a number of areas, including health and safety, environmental, and licensing, any of which could result in increased costs or delays in our current and future drilling operations. Increased regulation in a number of areas could disrupt, delay or prohibit future drilling programs and ultimately impact the fair value of our unevaluated properties. As of December 31, 2011, we have approximately $180 million of investments in unevaluated oil and gas properties related to ultra-deep shelf exploration. If the fair value of these investments were to fall below the recorded amounts, the excess would be transferred to evaluated oil and gas properties thereby affecting the computation of amounts for depreciation, depletion and amortization and potentially our ceiling test computation. As of December 31, 2011, the computation of our ceiling test indicated a cushion of approximately $1.6 billion.

Operational Highlights

Ultra-Deep Shelf Exploration and Development Activity

We participate in a joint venture (the “Partnership”) led by McMoRan Exploration Company with respect to several prospects in the ultra-deep shelf in the Gulf of Mexico. Data received to date from ultra-deep shelf drilling with respect to the Davy Jones and Blackbeard West discovery wells in the Gulf of Mexico confirm geologic modeling that correlates objective sections on the shelf below the salt weld in the Miocene and older age sections to those productive sections seen in deepwater discoveries by other industry participants. In addition to Davy Jones and Blackbeard West, the Partnership has identified approximately 15 ultra-deep shelf prospects in shallow water near existing infrastructure. The Partnership’s ultra-deep shelf drilling plans in calendar years 2010 thru 2012 included the Blackbeard East and Lafitte exploratory wells and delineation drilling at Davy Jones. The Partnership’s near-term sub-salt shelf drilling plans include 2 to 3 exploratory wells. We expect to have sufficient cash flow from operations to fund our current commitments related to our ultra-deep shelf exploration and development activity.

Davy Jones.  In January 2010, the Davy Jones discovery well on South Marsh Island Block 230 (“Davy Jones #1”) was drilled to a total depth of 29,000 feet. As reported in January 2010, the Partnership logged 200 net feet of pay in multiple Eocene/Paleocene (Wilcox) sands in the well. Completion activities of the

Davy Jones No. 1 discovery well at South Marsh Island Block 230 are in the advanced stages as the wellbore has been cleaned out to total depth and oil based drilling mud is currently being displaced with completion fluid. Remaining steps include running a pulsed neutron log, running perforating guns and production tubing in the hole, removing the blowout preventers and installing the production tree. McMoRan will then pressure up the tubing to activate and fire the perforating guns in the hole to flow test the well. The production tree, blow out preventer and safety valve are rated for pressures of 25,000 pounds per square inch. Installation of the central processing facility, production platform for Davy Jones No. 1 well and sales pipelines have been substantially completed. A successful flow test would have important implications on potential future reserve additions at Davy Jones and other ultra-deep prospects. Following a successful flow test, EXXI expects that the well will be connected to the facilities that are already in place and first production from the well would be established shortly thereafter.

On April 7, 2010, the Partnership commenced drilling the Davy Jones offset appraisal well (“Davy Jones #2”) on South Marsh Island Block 234, two and a half miles southwest of Davy Jones #1. The well has been drilled to a total depth of 30,546 and a 6 5/8” liner was set to TD and the well was suspended awaiting completion. As previously reported, log results above 27,300 feet confirmed 120 net feet of hydrocarbon- bearing Wilcox sands, indicating continuity across the major structural features of the Davy Jones prospect. Davy Jones #2 encountered the same Wilcox sand sections that were encountered in the Davy Jones #1, in addition to Tuscaloosa and Cretaceous sections that were encountered deeper in the well. In June 2011, results from wireline logs of the Cretaceous section below 27,300 feet indicated that the Davy Jones No. 2 well encountered 192 net feet of potential hydrocarbons in the Tuscaloosa and Lower Cretaceous carbonate sections. The well has been temporarily abandoned pending completion and facilities installation, which is expected to occur in the first half of fiscal 2013.

The Davy Jones play involves a large ultra-deep shelf structure encompassing four lease blocks (20,000 acres). As of December 31, 2011, our investment in both wells at Davy Jones totaled about $77 million.

Blackbeard East.  The Blackbeard East ultra-deep shelf exploration well commenced drilling on March 8, 2010 and was drilled to a depth of 32,559 feet. The drill pipe became stuck and upon attempting to retrieve the pipe 1,351 feet of pipe was left in the bottom of the hole. In July 2011, McMoRan commenced operations to drill a by-pass of the well at approximately 30,700 feet to evaluate targets in the Eocene. The by-pass well, which is permitted to 34,000 feet, has been drilled to 33,318 feet true vertical depth (TVD) (33,882 feet measured depth) and logging operations for the section below 30,800 feet are under way. As reported in January 2011, wireline logs indicated that Blackbeard East encountered hydrocarbon bearing sands in the Oligocene (Frio) with good porosity below 30,000 feet. The well previously encountered 178 net feet of hydrocarbons in the Miocene sands above 25,000 feet and downdip potential in the Oligocene (Frio) below 30,000 feet. Pressure and temperature data below the salt weld between 19,500 feet and 24,600 feet at Blackbeard East indicate that a completion at these depths could utilize conventional equipment and technologies. Blackbeard East is located in 80 feet of water on South Timbalier Block 144. As of December 31, 2011, our investment in the well totaled about $42 million.

Lafitte.  The Lafitte ultra-deep exploration well commenced drilling on October 3, 2010 and is drilling below 33,000 to a proposed total depth of 34,000 feet to evaluate additional Oligocene objectives. Recent wireline logs have indicated hydrocarbon bearing sands in the Oligocene (Frio) section below 30,000 feet. This is the second hydrocarbon bearing Frio sand section encountered either on the GOM Shelf or in the deepwater offshore Louisiana. The first Frio sand was seen approximately 80 miles east in McMoRan’s Blackbeard East well below 30,000 feet. McMoRan is considering additional drilling opportunities on the Lafitte structure to evaluate this section further. As previously reported, wireline logs from interim logging operations have indicated 211 net feet of possible productive sands in the Lafitte well, including 56 net feet of hydrocarbon bearing sand in the Cris-R section of the Lower Miocene and 40 net feet in the Frio section. Flow testing will be required to confirm the ultimate hydrocarbon flow rates from this zone, which was full to base. As of December 31, 2011, our investment in the well totaled about $31 million.

Blackbeard West.  Information gained from the Blackbeard East and Lafitte wells will enable the Partnership to consider priorities for future operations at Blackbeard West. As previously reported, the

Blackbeard West ultra-deep exploratory well on South Timbalier Block 168 was drilled to 32,997 feet in 2008. Logs indicated four potential hydrocarbon bearing zones that require further evaluation, and the well was temporarily abandoned. The BOEMRE had granted a geophysical Suspension of Operations (“SOO”) to extend the terms of Blackbeard West leases through April 30, 2012 allowing the Partnership to drill an offset location. The Blackbeard West #2 which commenced drilling on November 25, 2011 and is currently drilling below 15,450 feet towards a proposed total depth of 26,000 feet is located on Ship Shoal Block 188 within the Blackbeard West unit, is targeting Miocene aged sands seen below the salt weld approximately 13 miles east at Blackbeard East. Our investment in both Blackbeard West wells totaled about $31 million at December 31, 2011.

Known Trends and Uncertainties

Oil Spill Response Plan.  We maintain a Regional Oil Spill Response Plan (the “Plan”) that defines our response requirements, procedures and remediation plans in the event we have an oil spill. Oil Spill Response Plans are generally approved by the Bureau of Safety and Environmental Enforcement (the “BSEE”) bi-annually, except when changes are required, in which case revised plans are required to be submitted for approval at the time changes are made. We believe the Plan specifications are consistent with the requirements set forth by the BSEE. Additionally, these plans are tested and drills are conducted periodically at all levels of the Company.

The Company has contracted with an emergency and spill response management consultant, to provide management expertise, personnel and equipment, under the supervision of the Company, in the event of an incident requiring a coordinated response. Additionally, the Company is a member of Clean Gulf Associates (“CGA”), a not-for-profit association of producing and pipeline companies operating in the Gulf of Mexico and has capabilities to simultaneously respond to multiple spills. CGA has chartered its marine equipment to the Marine Spill Response Corporation (“MSRC”), a private, not-for-profit marine spill response organization which is funded by the Marine Preservation Association, a member-supported, not-for-profit organization created to assist the petroleum and energy-related industries by addressing problems caused by oil spills on water. In the event of a spill, MSRC mobilizes appropriate equipment to CGA members. In addition, CGA maintains a contract with Airborne Support Inc., which provides aircraft and dispersant capabilities for CGA member companies.

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

Ultra-Deep Shelf Exploration and Development.  Data received to date from ultra-deep shelf drilling with respect to the Davy Jones and Blackbeard West discovery wells in the Gulf of Mexico confirm geologic modeling that correlates objective sections on the shelf below the salt weld in the Miocene and older age sections to those productive sections seen in deepwater discoveries by other industry participants. In addition to Davy Jones and Blackbeard West, the Partnership has identified approximately 15 additional ultra-deep shelf prospects in shallow water near existing infrastructure. We expect to have sufficient cash flow from operations to fund our current commitments related to our ultra-deep shelf exploration and development activity in 2012. We have participated in six wells to date with our interest ranging from approximately 16% to 20% per well. Of these wells, one is pending further evaluation and five are in process. We target to spend less than 15% of our cash flow on our exploration activities on the ultra-deep shelf. Of the six wells with activity to date, one has been temporarily abandoned pending further evaluation, two are temporarily abandoned pending facilities and completions later this fiscal year and three are currently drilling. Based on the results of these wells, our proved reserves may vary from our current 66% oil composition.

Operational Information (In thousands except for unit amounts)

	Quarter Ended
Operating Highlights	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011	Dec. 31, 2010
Operating revenues
Crude oil sales	$306,064	$249,767	$270,252	$233,081	$156,273
Natural gas sales	21,659	28,138	31,875	32,193	18,301
Hedge gain (loss)	12,855	6,978	(19,346)	(6,638)	(621)
Total revenues	340,578	284,883	282,781	258,636	173,953
Percent of operating revenues from crude oil
Prior to hedge gain (loss)	93%	90%	89%	88%	90%
Including hedge gain (loss)	91%	87%	85%	84%	84%
Operating expenses
Lease operating expense
Insurance expense	7,096	7,462	8,814	6,543	6,376
Workover and maintenance	12,805	6,653	17,251	4,121	4,105
Direct lease operating expense	54,233	56,918	59,557	54,593	33,965
Total lease operating expense	74,134	71,033	85,622	65,257	44,446
Production taxes	1,174	2,174	1,205	721	716
Gathering and transportation	3,395	6,153	6,868	4,809	801
DD&A	87,568	84,803	85,179	91,301	62,922
General and administrative	22,147	19,321	17,553	23,155	15,786
Other – net	14,174	(684)	7,730	9,288	4,710
Total operating expenses	202,592	182,800	204,157	194,531	129,381
Operating income	$137,986	$102,083	$78,624	$64,105	$44,572
Sales volumes per day
Natural gas (MMcf)	72.8	77.0	83.0	84.6	53.7
Crude oil (MBbls)	30.6	28.0	28.3	27.3	20.4
Total (MBOE)	42.7	40.8	42.1	41.4	29.4
Percent of sales volumes from crude oil	72%	69%	67%	66%	70%
Average sales price
Natural gas per Mcf	$3.23	$3.97	$4.22	$4.23	$3.70
Hedge gain per Mcf	1.43	1.39	1.37	1.28	1.85
Total natural gas per Mcf	$4.66	$5.36	$5.59	$5.51	$5.55
Crude oil per Bbl	$108.80	$97.11	$105.12	$94.94	$83.14
Hedge gain (loss) per Bbl	1.17	(1.11)	(11.53)	(6.67)	(5.18)
Total crude oil per Bbl	$109.97	$96.00	$93.59	$88.27	$77.96
Total hedge gain (loss) per BOE	$3.27	$1.86	$(5.05)	$(1.78)	$(0.23)

	Quarter Ended
Operating Highlights	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011	Dec. 31, 2010
Operating revenues per BOE	$86.67	$75.91	$73.85	$69.46	$64.34
Operating expenses per BOE
Lease operating expense
Insurance expense	1.81	1.99	2.30	1.76	2.36
Workover and maintenance	3.26	1.77	4.51	1.11	1.52
Direct lease operating expense	13.80	15.17	15.55	14.66	12.56
Total lease operating expense	18.87	18.93	22.36	17.53	16.44
Production taxes	0.30	0.58	0.31	0.19	0.26
Gathering and transportation	0.86	1.64	1.79	1.28	0.29
DD&A	22.28	22.60	22.24	24.52	23.27
General and administrative	5.64	5.15	4.58	6.22	5.84
Other – net	3.60	(0.18)	2.01	2.49	1.74
Total operating expenses	51.55	48.72	53.29	52.23	47.84
Operating income per BOE	$35.12	$27.19	$20.56	$17.23	$16.50

Results of Operations

Three Months Ended December 31, 2011 Compared With the Three Months Ended December 31, 2010.

Our consolidated income available for common stockholders for the three months ended December 31, 2011 was $93.4 million or $1.11 diluted income per common share (“per share”) as compared to a consolidated net loss of $11.3 million or $0.17 diluted loss per share for the three months ended December 31, 2010. This improvement is primarily due to higher production volumes due to the ExxonMobil Acquisition coupled with higher crude oil prices partially offset by higher costs.

Price and Volume Variances

	Three Months Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)	Revenue Increase (Decreae)
	2011	2010
					(In thousands)
Price Variance(1)
Crude oil sales prices (per Bbl)	$109.97	$77.96	$32.01	41%	$90,071
Natural gas sales prices (per Mcf)	4.66	5.55	(0.89)	(16)%	(5,963)
Total price variance					84,108
Volume Variance
Crude oil sales volumes (MBbls)	2,813	1,880	933	50%	72,737
Natural gas sales volumes (MMcf)	6,700	4,943	1,757	36%	9,780
BOE sales volumes (MBOE)	3,930	2,704	1,226	45%
Percent of BOE from crude oil	72%	70%
Total volume variance					82,517
Total price and volume variance					$166,625

(1)	Commodity prices include the impact of hedging activities.

Revenue Variances

	Three Months Ended December 31,		Increase	Percent Increase
	2011	2010
		(In Thousands)
Crude oil	$309,347	$146,539	$162,808	111%
Natural gas	31,231	27,414	3,817	14%
Total revenues	$340,578	$173,953	$166,625	96%

Revenues

Our consolidated revenues increased $166.6 million in the second quarter of fiscal 2012 as compared to the same period in the prior fiscal year. Higher revenues were primarily due to higher crude oil and natural gas sales volumes as a result of the ExxonMobil Acquisition, coupled with higher crude oil prices. Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow. Higher overall commodity prices increased revenues by $84 million in the second quarter of fiscal 2012. Average crude oil prices, including a $1.17 realized gain per barrel related to hedging activities, increased $32.01 per barrel in the second quarter of fiscal 2012, resulting in increased revenues of $90 million. Average natural gas prices, including a $1.43 realized gain per Mcf related to hedging activities, decreased $0.89 per Mcf during the second quarter of fiscal 2012, resulting in decreased revenues of $6 million. Commodity prices are affected by many factors that are outside of our control. Therefore, commodity prices we received during the second quarter of fiscal 2012 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time could result in reduced cash from operating activities, potentially causing us to expend less on our capital program. Lower spending on our capital program could result in a reduction of the amount of production volumes we are able to produce. We cannot accurately predict future commodity prices, and cannot be certain whether these events will occur.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow. Higher total sales volumes in the second quarter of fiscal 2012 resulted in increased revenues of $83 million. Crude oil sales volumes increased 10.1 MBbls per day in the second quarter of fiscal 2012, resulting in increased revenues of $73 million. Natural gas sales volumes increased 19 MMcf per day in the second quarter of fiscal 2012, resulting in increased revenues of $10 million. The increase in crude oil and natural gas sales volumes in the second quarter of fiscal 2012 was primarily due to the ExxonMobil Acquisition.

As mentioned above, depressed commodity prices over an extended period of time or other unforeseen events could occur that would result in our being unable to sustain a capital program that allows us to meet our production growth goals. However, we cannot predict whether such events will occur.

Below is a discussion of Costs and Expenses and Other (Income) Expense.

Costs and Expenses and Other (Income) Expense

	Three Months Ended December 31,				Increase (Decrease) Amount
	2011		2010
	Amount	Per BOE	Amount	Per BOE
	(In Thousands, except per unit amounts)
Costs and expenses
Lease operating expense
Insurance expense	$7,096	$1.81	$6,376	$2.36	$720
Workover and maintenance	12,805	3.26	4,105	1.52	8,700
Direct lease operating expense	54,233	13.80	33,965	12.56	20,268
Total lease operating expense	74,134	18.87	44,446	16.44	29,688
Production taxes	1,174	0.30	716	0.26	458
Gathering and transportation	3,395	0.86	801	0.29	2,594
DD&A	87,568	22.28	62,922	23.27	24,646
Accretion of asset retirement obligations	9,803	2.49	6,348	2.35	3,455
General and administrative expense	22,147	5.64	15,786	5.84	6,361
Loss (gain) on derivative financial instruments	4,371	1.11	(1,638)	(0.61)	6,009
Total costs and expenses	$202,592	$51.55	$129,381	$47.84	$73,211
Other (income) expense
Other (income) expense – other	$(15)	$—	$9,533	$3.53	$(9,548)
Interest expense	28,363	7.22	22,094	8.17	6,269
Total other (income) expense	$28,348	$7.22	$31,627	$11.70	$(3,279)

Costs and expenses increased $73 million in the second quarter of fiscal 2012. This increase in costs and expenses was due in part to the ExxonMobil Acquisition which increased production related expenses in the second quarter of fiscal 2012 coupled with higher general and administrative expense. Below is a discussion of costs and expenses.

DD&A expense increased $25 million principally as a result of increased production. The increase in DD&A expense as a result of improved production was $29 million which was partially offset by the effect of a lower DD&A rate resulting in a decrease of $4 million. Lease operating expense increased $30 million in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. This increase is primarily due to higher direct lease operating and well workover and maintenance expense as a result of the ExxonMobil Acquisition. Gathering and transportation increased $3 million as a result of the gathering systems acquired in the ExxonMobil Acquisition.

Interest expense increased $6 million due to an increase in borrowings partially offset by a decrease in the overall interest rates. On a per unit of production basis, interest expense decreased 12%, from $8.17 per BOE to $7.22 per BOE.

Income Tax Expense

Income tax expense increased $11 million in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. The effective income tax rate for the second quarter of fiscal 2012 decreased from the second quarter of fiscal 2011 from 15.5% to 11.4%.

Six Months Ended December 31, 2011 Compared With the Six Months Ended December 31, 2010.

Our consolidated income available for common stockholders for the six months ended December 31, 2011 was $156 million or $1.88 diluted income per common share (“per share”) as compared to consolidated loss attributable to common stockholders of $13.1 million or $0.23 diluted loss per share for the six months ended December 31, 2010. This improvement is primarily due to higher production volumes due to the ExxonMobil Acquisition coupled with higher crude oil prices partially offset by higher costs.

Price and Volume Variances

	Six Months Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)	Revenue Increase (Decrease)
	2011	2010
					(In thousands)
Price Variance(1)
Crude oil sales prices (per Bbl)	$103.29	$74.39	$28.90	39%	$155,678
Natural gas sales prices (per Mcf)	5.01	5.93	(0.92)	(16)%	(12,684)
Total price variance					142,994
Volume Variance
Crude oil sales volumes (MBbls)	5,385	3,527	1,858	53%	138,217
Natural gas sales volumes (MMcf)	13,787	9,372	4,415	47%	26,297
BOE sales volumes (MBOE)	7,683	5,089	2,594	51%
Percent of BOE from crude oil	70%	69%
Total volume variance					164,514
Total price and volume variance					$307,508

(1)	Commodity prices include the impact of hedging activities.

Revenue Variances

	Six Months Ended December 31,		Increase	Percent Increase
	2011	2010
		(In Thousands)
Crude oil	$556,264	$262,369	$293,895	112%
Natural gas	69,197	55,584	13,613	24%
Total revenues	$625,461	$317,953	$307,508	97%

Revenues

Our consolidated revenues increased $308 million in the first six months of fiscal 2012 as compared to the same period in the prior fiscal year. Higher revenues were primarily due to improved crude oil sales prices, higher crude oil and natural gas sales volumes as a result of the ExxonMobil Acquisition and the results of our drilling activity, partially offset by lower natural gas prices. Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow. Higher overall commodity prices increased revenues by $143 million in the first six months of fiscal 2012. Average natural gas prices, including a $1.41 realized gain per Mcf related to hedging activities, decreased $0.92 per Mcf during the first six months of fiscal 2012, resulting in decreased revenues of $13 million. Average crude oil prices, including a $0.08 realized gain per barrel related to hedging activities, increased $28.90 per barrel, resulting in increased revenues of $156 million. Commodity prices are affected by many factors that are outside of our control. Therefore, commodity prices we received during the first six months of fiscal 2012 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time could result in reduced cash from operating activities, potentially causing us to expend less on our capital program. Lower spending on our capital program could result in a reduction of the amount of production volumes we are able to produce. We cannot accurately predict future commodity prices, and cannot be certain whether these events will occur.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow. Higher total sales volumes in the first six months of fiscal 2012 resulted in increased revenues of $165 million. Crude oil sales volumes increased 10.1 MBbls per day in the first six months of fiscal 2012, resulting in increased revenues of $138 million. Natural gas sales volumes increased 24 MMcf per day in the first six months of fiscal 2012, resulting in increased revenues of $26 million. The increase in crude oil and natural gas sales volumes in the first six months of fiscal 2012 was primarily due to the ExxonMobil Acquisition and to the success of our drilling program.

As mentioned above, depressed commodity prices over an extended period of time or other unforeseen events could occur that would result in our being unable to sustain a capital program that allows us to meet our production growth goals. However, we cannot predict whether such events will occur.

Below is a discussion of Costs and Expenses and Other (Income) Expense.

Costs and Expenses and Other (Income) Expense

	Six Months Ended December 31,				Increase (Decrease) Amount
	2011		2010
	Amount	Per BOE	Amount	Per BOE
	(In Thousands, except per unit amounts)
Costs and expenses
Lease operating expense
Insurance expense	$14,558	$1.89	$12,519	$2.46	$2,039
Workover and maintenance	19,458	2.53	11,723	2.30	7,735
Direct lease operating expense	111,151	14.47	64,357	12.65	46,794
Total lease operating expense	145,167	18.89	88,599	17.41	56,568
Production taxes	3,348	0.44	1,410	0.28	1,938
Gathering and transportation	9,548	1.24	822	0.15	8,726
DD&A	172,371	22.44	116,999	22.99	55,372
Accretion of asset retirement obligations	19,491	2.54	12,322	2.42	7,169
General and administrative expense	41,468	5.40	34,383	6.76	7,085
Gain on derivative financial instruments	(6,001)	(0.78)	(2,776)	(0.55)	(3,225)
Total costs and expenses	$385,392	$50.17	$251,759	$49.46	$133,633
Other (income) expense
Other (income) expense – other	$(24)	$—	$9,523	$1.87	$(9,547)
Interest expense	55,551	7.23	43,574	8.56	11,977
Total other (income) expense	$55,527	$7.23	$53,097	$10.43	$2,430

Costs and expenses increased $134 million in the first six months of fiscal 2012. This increase in costs and expenses was due in part to the ExxonMobil Acquisition which increased production related expenses in the first six months of fiscal 2012 coupled with higher general and administrative expense. Below is a discussion of costs and expenses.

DD&A expense increased $55 million as a result of increased production which was partially offset by a lower DD&A rate. The lower DD&A rate was due in part to the addition of the lower cost ExxonMobil Acquisition reserves. The increase as a result of improved production was $59 million and the favorable impact of the lower DD&A rate was $4 million. Lease operating expense increased $57 million in the first six months of fiscal 2012 compared to the first six months of fiscal 2011. This increase is primarily due to higher workover and maintenance costs in the first six months of fiscal 2012 as a result of platform maintenance coupled with higher direct lease operating as a result of the ExxonMobil acquisition. Gathering and transportation increased $9 million as a result of the gathering systems acquired in the ExxonMobil Acquisition.

General and administrative expense increased $7 million in the first six months of fiscal 2012 principally as a result of the higher compensation expense related to Phantom and Performance Units due to our rising common stock price partially offset by lower legal and other costs.

Other (income) expense increased $2 million in the first six months of fiscal 2012. This increase was primarily due to the items discussed below.

Higher interest expense of $12 million in comparing the first six months of fiscal 2012 to fiscal 2011 was due to an increase in borrowings partially offset by a decrease in the overall interest rates. This increase was partially offset by the Bridge Loan Commitment Fees of $4.5 million and the loss on the redemption of the 16% Second Lien Notes of $5.2 million in the first six months of fiscal 2011. On a per unit of production basis, interest expense decreased 16%, from $8.56 per BOE to $7.23 per BOE.

Income Tax Expense

Income tax expense increased $19 million in the first six months of fiscal 2012 compared to the first six months of fiscal 2011. The effective income tax rate for the first six months of fiscal 2012 decreased from the first six months of fiscal 2011 from 15.5% to 11.4%.

Liquidity and Capital Resources

Overview

As of December 31, 2011, we had approximately $79 million in cash and cash equivalents on hand and approximately $1,029 million in outstanding long-term debt obligations.

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

At December 31, 2011, the principal balance of our revolving credit facility and outstanding tranches of senior notes and related maturity dates were as follows:

•	Revolving credit facility — $28 million — Due December 2014;
•	9.25% Senior Notes — $750 million — Due December 2017; and
•	7.75% Senior Notes — $250 million — Due June 2019.

In March 2011, the Office of National Resources Revenue (the “ONRR”) issued a letter stating that our Company qualifies for a supplemental bonding waiver. We still maintain approximately $24.5 million in bonds issued to third parties other than the ONRR to secure the plugging and abandonment of wells on the outer continental shelf of the Gulf of Mexico as well as the removal of platforms and related facilities.

Our fiscal 2012 capital budget, excluding any potential acquisition and abandonment costs, is expected to range from $450 million to $500 million. We intend to fund our capital expenditure program, contractual commitments, including settlement of derivative contracts, from cash on hand, cash flows from operations and borrowings under our revolving credit facility. We believe our available liquidity will be sufficient to meet our funding requirements through December 31, 2012. However, future cash flows are subject to a number of variables, including the level of crude oil and natural gas production and prices. There can be no assurance that cash flow from operations or other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures. While we do not currently have a common share repurchase program in place, we may implement one in the future, which would impact our initial fiscal 2012 capital budget. If an acquisition opportunity arises, we also may seek to access public markets to issue additional debt and/or equity securities. Cash flows from operations were used primarily to fund exploration and development expenditures during the second quarter of fiscal 2012.

Operating Activities

Net cash provided by operating activities in the first six months of fiscal 2012 was $368 million as compared to cash provided of $77 million in the first six months of fiscal 2011. The increase was due in part to higher net commodity prices and production volumes, which was partially offset by higher production costs. The first six months of fiscal 2012 also included higher proceeds from sale of derivative instruments and higher nonproduction costs and expenses. Changes in operating assets and liabilities decreased $62 million primarily due to accounts payable and accrued liabilities.

Investing Activities

Our investments in properties were $245 million and $1,142 million for the six months ended December 31, 2011 and 2010, respectively. We intend to fund our capital expenditure program, contractual commitments, including settlement of derivative contracts, from cash on hand, cash flows from our operations and borrowings under our revolving credit facility. If an acquisition opportunity arises, we may also access the capital markets to issue additional debt and/or equity securities. As of December 31, 2011, we had $491 million available for borrowing under our revolving credit facility. Our current borrowing base is $750 million as at December 31, 2011. Our next borrowing base redetermination is scheduled for the spring of 2012 utilizing our December 31, 2011 reserve report. If commodity prices decline and banks lower their internal projections of natural gas and oil prices, it is possible that we will be subject to decreases in our borrowing base availability in the future. We anticipate that our cash flow from operations and available borrowing capacity under our revolving credit facility will exceed our planned capital expenditures and other cash requirements for the year ended June 30, 2012. However, future cash flows are subject to a number of variables, including the level of production and commodity prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

Financing Activities

Cash used in financing activities was $81 million for the six months ended December 31, 2011 as compared to cash provided by financing activities of $1,089 million for the six months ended December 31, 2010. During the six months ended December 31, 2011 total repayment of debt net of proceeds from borrowings was $82 million. During the six months ended December 31, 2010, net of proceeds from borrowings was $573 million.

Available Credit

Credit markets in the United States and around the world have been constrained due to a lack of liquidity and confidence in a number of financial institutions during 2009, 2010 and more recently in 2011. Investors have sought perceived safe investments in securities of the United States government rather than individual entities. We may experience difficulty accessing the long-term credit markets should conditions return to levels prevailing in 2009 and early 2010. Additionally, constraints in the credit markets may increase the rates we are charged for utilizing these markets. Notwithstanding periodic weakness in the United States credit markets, we expect that our available liquidity is sufficient to meet our operating and capital requirements through December 31, 2012. Additionally, our credit facility is comprised of a syndicate of large domestic and international banks, with no single lender providing more than 10% of the overall commitment amount.

Contractual Obligations

Information about contractual obligations at December 31, 2011 did not change materially, other than as disclosed in Notes 5 and 14 to our accompanying unaudited consolidated financial statements included elsewhere in this Quarterly Report and from the disclosures in Item 7 of our 2011 Annual Report.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 “Notes to Consolidated Financial Statements,” included in our 2011 Annual Report.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 “Recent Accounting Pronouncements” to our accompanying unaudited consolidated financial statements included elsewhere in this Quarterly Report.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

General

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2011 Annual Report.

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at December 31, 2011, and from which we may incur future gains or losses from changes in market interest rates or commodity prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

For a complete discussion of our open commodity derivatives as of December 31, 2011, please see Note 8 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarterly period ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our financial position or results of operations.

ITEM 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2011 Annual Report, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 6. Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following
3.1	Altered Memorandum of Association of Energy XXI (Bermuda) Limited	3.1 to the Company’s Form 8-K filed on November 9, 2011
3.2	Bye-Laws of Energy XXI (Bermuda) Limited	3.2 to the Company’s Form 8-K filed on November 9, 2011
10.1	First Amendment to Second Amended and Restated First Lien Credit Agreement dated as of October 4, 2011	10.1 to the Company’s Form 8-K filed on October 4, 2011
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Schema Document	Furnished herewith
101.CAL	XBRL Calculation Linkbase Document	Furnished herewith
101.DEF	XBRL Definition Linkbase Document	Furnished herewith
101.LAB	XBRL Label Linkbase Document	Furnished herewith
101.PRE	XBRL Presentation Linkbase Document	Furnished herewith

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

ENERGY XXI (BERMUDA) LIMITED
By: /S/ DAVID WEST GRIFFIN David West Griffin Duly Authorized Officer and Chief Financial Officer
By: /S/ HUGH A. MENOWN Hugh A. Menown Duly Authorized Officer and Senior Vice President, Chief Accounting Officer and Chief Information Officer

Date: February 2, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following
3.1	Altered Memorandum of Association of Energy XXI (Bermuda) Limited	3.1 to the Company’s Form 8-K filed on November 9, 2011
3.2	Bye-Laws of Energy XXI (Bermuda) Limited	3.2 to the Company’s Form 8-K filed on November 9, 2011
10.1	First Amendment to Second Amended and Restated First Lien Credit Agreement dated as of October 4, 2011	10.1 to the Company’s Form 8-K filed on October 4, 2011
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Schema Document	Furnished herewith
101.CAL	XBRL Calculation Linkbase Document	Furnished herewith
101.DEF	XBRL Definition Linkbase Document	Furnished herewith
101.LAB	XBRL Label Linkbase Document	Furnished herewith
101.PRE	XBRL Presentation Linkbase Document	Furnished herewith