Form 10-Q
period 2012-03-31
ENERGY XXI (BERMUDA) LTD
filed 2012-05-03
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 26, 2012, there were 78,872,346 shares outstanding of the registrant’s common stock, par value $0.005 per share.

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

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

ENERGY XXI (BERMUDA) LIMITED

CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)

	March 31, 2012	June 30, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$85,524	$28,407
Accounts receivable
Oil and natural gas sales	152,238	126,194
Joint interest billings	3,309	4,526
Insurance and other	2,732	2,533
Prepaid expenses and other current assets	42,755	47,751
Derivative financial instruments	2,541	22
Total Current Assets	289,099	209,433
Property and Equipment
Oil and natural gas properties – full cost method of accounting, including $523.4 million and $467.3 million of unevaluated properties at March 31, 2012 and June 30, 2011, respectively	2,675,870	2,545,336
Other property and equipment	9,701	8,201
Total Property and Equipment, net of accumulated depreciation, depletion, amortization and impairment	2,685,571	2,553,537
Other Assets
Derivative financial instruments	15,228	—
Deferred income taxes	—	2,411
Debt issuance costs, net of accumulated amortization	29,066	33,479
Total Other Assets	44,294	35,890
Total Assets	$3,018,964	$2,798,860
LIABILITIES
Current Liabilities
Accounts payable	$154,963	$163,741
Accrued liabilities	102,842	111,157
Notes payable	638	19,853
Asset retirement obligations	24,989	19,624
Derivative financial instruments	54,054	50,259
Current maturities of long-term debt	3,429	4,054
Total Current Liabilities	340,915	368,688
Long-term debt, less current maturities	1,015,392	1,109,333
Deferred income taxes	56,078	—
Asset retirement obligations	322,980	303,618
Derivative financial instruments	14,872	70,524
Other liabilities	10,257	—
Total Liabilities	1,760,494	1,852,163
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock, $0.001 par value, 7,500,000 and 2,500,000 shares authorized at March 31, 2012 and June 30, 2011, respectively:
7.25% Convertible perpetual preferred stock, 8,000 shares issued and outstanding at March 31, 2012 and June 30, 2011, respectively	—	—
5.625% Convertible perpetual preferred stock, 814,220 and 1,050,000 shares issued and outstanding at March 31, 2012 and June 30, 2011, respectively	1	1
Common stock, $0.005 par value, 200,000,000 shares authorized and 79,114,643 and 76,203,574 shares issued and 78,879,124 and 76,202,921 shares outstanding at March 31, 2012 and June 30, 2011, respectively	394	381
Additional paid-in capital	1,500,419	1,479,959
Accumulated deficit	(226,697)	(465,160)
Accumulated other comprehensive loss, net of income taxes	(15,647)	(68,484)
Total Stockholders’ Equity	1,258,470	946,697
Total Liabilities and Stockholders’ Equity	$3,018,964	$2,798,860

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revenues
Oil sales	$312,714	$216,711	$868,978	$479,080
Natural gas sales	23,282	41,925	92,479	97,509
Total Revenues	335,996	258,636	961,457	576,589
Costs and Expenses
Lease operating	78,447	65,257	223,614	153,856
Production taxes	1,499	721	4,847	2,131
Gathering and transportation	2,465	4,809	12,013	5,631
Depreciation, depletion and amortization	88,448	91,301	260,819	208,300
Accretion of asset retirement obligations	9,762	9,907	29,253	22,229
General and administrative	25,075	23,155	66,543	57,538
Loss (gain) on derivative financial instruments	3,495	(619)	(2,506)	(3,395)
Total Costs and Expenses	209,191	194,531	594,583	446,290
Operating Income	126,805	64,105	366,874	130,299
Other Income (Expense)
Bridge loan commitment fees	—	—	—	(4,500)
Loss on retirement of debt	—	(12,199)	—	(17,383)
Other income	97	15	121	176
Interest expense	(26,887)	(31,418)	(82,438)	(74,992)
Total Other Expense	(26,790)	(43,602)	(82,317)	(96,699)
Income Before Income Taxes	100,015	20,503	284,557	33,600
Income Tax Expense	8,763	2,132	29,885	4,162
Net Income	91,252	18,371	254,672	29,438
Induced Conversion of Preferred Stock	6,058	44	6,058	19,840
Preferred Stock Dividends	2,739	4,278	10,151	8,698
Net Income Attributable to Common Stockholders	$82,455	$14,049	$238,463	$900
Net Income Per Share Attributable to Common Stockholders
Basic	$1.06	$0.19	$3.10	$0.01
Diluted	$1.04	$0.19	$2.92	$0.01
Weighted Average Number of Common Shares Outstanding
Basic	77,454	74,221	76,803	63,490
Diluted	87,353	74,421	87,185	63,732

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Cash Flows From Operating Activities
Net income	$91,252	$18,371	$254,672	$29,438
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	88,448	91,301	260,819	208,300
Deferred income tax expense	8,764	2,132	30,036	4,162
Change in derivative financial instruments
Proceeds from sale of derivative instruments	993	—	66,522	42,577
Other – net	(10,866)	(9,773)	(36,557)	(25,987)
Accretion of asset retirement obligations	9,762	9,907	29,253	22,229
Amortization of debt discount and premium	—	(389)	—	(43,521)
Amortization and write-off of debt issuance costs	1,886	6,568	5,591	10,822
Stock-based compensation	478	946	10,592	3,126
Payment of interest in-kind	—	—	—	2,225
Changes in operating assets and liabilities
Accounts receivable	(9,565)	(14,732)	(27,146)	(54,703)
Prepaid expenses and other current assets	9,945	10,717	4,879	8,439
Settlement of asset retirement obligations	(4,569)	(19,537)	(6,563)	(54,155)
Accounts payable and accrued liabilities	11,670	50,744	(25,916)	70,756
Net Cash Provided by Operating Activities	198,198	146,255	566,182	223,708
Cash Flows from Investing Activities
Acquisitions	(35)	(9,113)	(6,212)	(1,022,124)
Capital expenditures	(155,744)	(61,571)	(394,188)	(190,196)
Insurance payments received		—	6,472	—
Proceeds from the sale of properties	203	75	2,970	475
Other	1,252	(52)	444	31
Net Cash Used in Investing Activities	(154,324)	(70,661)	(390,514)	(1,211,814)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	191	1,187	9,647	562,090
Conversion of preferred stock to common	(6,029)	(44)	(6,029)	(11,956)
Dividends to shareholders	(2,877)	(6,153)	(10,289)	(8,326)
Proceeds from long-term debt	185,437	378,526	707,761	1,538,526
Payments on long-term debt	(214,468)	(458,084)	(818,787)	(1,044,851)
Payments for debt issuance costs and other	—	2,089	(854)	(28,495)
Net Cash Provided by (Used in) Financing Activities	(37,746)	(82,479)	(118,551)	1,006,988
Net Increase (Decrease) in Cash and Cash Equivalents	6,128	(6,885)	57,117	18,882
Cash and Cash Equivalents, beginning of period	79,396	39,991	28,407	14,224
Cash and Cash Equivalents, end of period	$85,524	$33,106	$85,524	$33,106

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

References in this report to “us,” “we,” “our,” “the Company,” or “Energy XXI” are to Energy XXI (Bermuda) Limited and its wholly-owned subsidiaries. We use the equity method of accounting for investments in entities that we do not control, but over which we exert significant influence.

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

Note 2 — Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05: Comprehensive Income: Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 provides that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one continuous financial statement or two consecutive financial statements. The update is intended to increase the prominence of other comprehensive income in the financial statements. ASU 2011-05 is effective for annual periods beginning after December 15, 2011, with early adoption permitted.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12: Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). The Update defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. As part of this update, the FASB did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. ASU 2011-12 is effective for annual periods beginning after December 15, 2011.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Recent Accounting Pronouncements  – (continued)

In December 2011, the FASB issued Accounting Standards Update No. 2011-11 Balance Sheet: Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). ASU 2011-11 requires that an entity disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for annual periods beginning on or after January 1, 2013. We are currently evaluating the provisions of ASU 2011-11 and assessing the impact, if any, it may have on our consolidated financial position and results of operations.

Note 3 — Acquisitions and Dispositions

ExxonMobil Acquisition

On December 17, 2010, we closed on the acquisition of certain shallow-water Gulf of Mexico shelf oil and natural gas interests (the “ExxonMobil Properties”) from affiliates of Exxon Mobil Corporation (“ExxonMobil”) for cash consideration of $1.01 billion (the “ExxonMobil Acquisition”). The ExxonMobil Acquisition was funded through a combination of cash on hand, including proceeds from common and preferred equity offerings (see “Note 10 — Stockholders’ Equity”), borrowings under our revolving credit facility and proceeds from the $750 million private placement by our indirect, wholly owned operating subsidiary, Energy XXI Gulf Coast, Inc. (“EGC”), of 9.25% Senior Notes.

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

As of December 31, 2011, the Company’s measurement period adjustments were complete. The following table presents the final purchase price allocation to the assets acquired and liabilities assumed, based on their fair values on December 17, 2010 (in thousands):

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

Below is a summary of the net reduction to the full cost pool related to the sale (in thousands):

Cash received	$39,625
Reduction of asset retirement obligation related to properties	16,626
Net revenues from June 1, 2011 through closing date	(1,630)
Adjustment to gas imbalances related to properties	36
Net reduction to the full cost pool	$54,657

Note 4 — Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31, 2012	June 30, 2011
Oil and natural gas properties
Proved properties	$4,143,440	$3,810,293
Less: Accumulated depreciation, depletion, amortization and impairment	1,990,942	1,732,250
Proved properties	2,152,498	2,078,043
Unproved properties	523,372	467,293
Oil and natural gas properties	2,675,870	2,545,336
Other property and equipment	21,860	18,354
Less: Accumulated depreciation	12,159	10,153
Other property and equipment	9,701	8,201
Total property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$2,685,571	$2,553,537

Note 5 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2012	June 30, 2011
Revolving credit facility	$—	$107,784
9.25% Senior Notes due 2017	750,000	750,000
7.75% Senior Notes due 2019	250,000	250,000
Derivative instruments premium financing	17,842	4,926
Capital lease obligation	979	677
Total debt	1,018,821	1,113,387
Less current maturities	3,429	4,054
Total long-term debt	$1,015,392	$1,109,333

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Long-Term Debt  – (continued)

Maturities of long-term debt as of March 31, 2012 are as follows (in thousands):

Twelve Months Ending March 31,
2013	$3,429
2014	6,904
2015	8,488
2016	—
2017	—
Thereafter	1,000,000
Total	$1,018,821

Revolving Credit Facility

The second amended and restated first lien credit agreement (“First Lien Credit Agreement”) was entered into by our indirect, wholly-owned subsidiary, EGC in May 2011. This facility has a borrowing capacity of $925 million and matures December 31, 2014. Borrowings are limited to a borrowing base based on oil and gas reserve values which are redetermined on a periodic basis. At March 31, 2012, the current borrowing base was $750 million, which was unanimously reaffirmed by the lenders on September 14, 2011. Currently, the facility bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate (“LIBOR”), plus applicable margins ranging from 2.25% to 3.00% or an alternate base rate, based on the federal funds effective rate plus applicable margins ranging from 1.25% to 2.00%. The revolving credit facility is secured by mortgages on at least 85% of the value of our proved reserves.

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

As of March 31, 2012, we were in compliance with all covenants under our First Lien Credit Agreement.

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

We believe that the fair value of the $750 million of 9.25% Senior Notes outstanding as of March 31, 2012 was $821 million based on quoted prices and the market is not an active market, therefore, the fair value is classified within level 2.

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

We believe that the fair value of the $250 million of 7.75% Senior Notes outstanding as of March 31, 2012 was $257 million based on quoted prices and the market is not an active market, therefore, the fair value is classified within level 2.

Derivative Instruments Premium Financing

We finance premiums on derivative instruments that we purchase with our hedge counterparties. Substantially all of our hedges are done with lenders under our revolving credit facility. Derivative instruments premium financing is accounted for as debt and this indebtedness is pari passu with borrowings under the revolving credit facility. The derivative instruments premium financing is structured to mature when the derivative instrument settles so that we realize the value net of derivative instrument premium financing. As of March 31, 2012 and June 30, 2011, our outstanding derivative instruments premium financing totaled $17.8 million and $4.9 million, respectively.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Long-Term Debt  – (continued)

Interest Expense

For the three months and nine months ended March 31, 2012 and 2011, interest expense consisted of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revolving credit facility	$2,201	$4,243	$7,291	$7,140
9.25% Senior Notes due 2017	17,344	17,344	52,031	19,849
7.75% Senior Notes due 2019	4,843	1,776	14,531	1,776
10% Senior Notes due 2013	—	4,770	—	18,595
16% Second Lien Notes due 2014	—	—	—	24,967
Amortization of debt issue cost – Revolving credit facility	1,238	2,174	3,645	4,699
Amortization of debt issue cost – 10% Senior Notes due 2013	—	314	—	1,492
Amortization of debt issue cost – 16% Second Lien Notes due 2014	—	—	—	54
Amortization of debt issue cost – 9.25% Senior Notes due 2017	552	552	1,655	644
Amortization of debt issue cost – 7.75% Senior Notes due 2019	97	45	291	45
Discount amortization – 16% Second Lien Notes due 2014 (Private Placement)	—	—	—	1,894
Premium amortization – 16% Second Lien Notes due 2014 (Exchange Offer)	—	—	—	(6,889)
Derivative instruments premium financing and other	612	200	1,104	726
Settlement of Lehman Brothers liability	—	—	1,890	—
	$26,887	$31,418	$82,438	$74,992

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

Note 6 — Notes Payable

In May 2011, we entered into a note with Bank Direct Capital Finance, LLC to finance a portion of our insurance premiums. The note was for a total face amount of $22.0 million and bears interest at an annual rate of 1.93%. The note amortized over ten months. The balance outstanding as of June 30, 2011 was $19.9 million.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Notes Payable  – (continued)

In July 2011, we entered into a note with AFCO Credit Corporation to finance a portion of our insurance premiums. The note is for a total face amount of $6.3 million and bears interest at an annual rate of 1.93%. The note amortizes over the remaining term of the insurance, which matures May 1, 2012. The balance outstanding as of March 31, 2012 was $0.6 million.

Note 7 — Asset Retirement Obligations

Changes in asset retirement obligations were as follows (in thousands):

Balance at June 30, 2011	$323,242
Liabilities acquired	125
Liabilities incurred	1,912
Liabilities settled	(6,563)
Accretion expense	29,253
Total balance at March 31, 2012	347,969
Less current portion	24,989
Long-term balance at March 31, 2012	$322,980

Note 8 — Derivative Financial Instruments

We enter into hedging transactions with a diversified group of investment-grade rated counterparties, primarily financial institutions for our derivative transactions to reduce the concentration of exposure to any individual counterparty and to reduce exposure to fluctuations in the price of crude oil and natural gas. We use financially settled crude oil and natural gas puts, swaps, zero-cost collars and three-way collars. The Company designates a majority of its derivative financial instruments as cash flow hedges. No components of the cash flow hedging instruments are excluded from the assessment of hedge ineffectiveness. Any gains or losses resulting from the change in fair value from hedging transactions that are determined to be ineffective are recorded as a loss (gain) on derivative financial instruments, whereas gains and losses from the settlement of cash flow hedging contracts are recorded in crude oil and natural gas revenue in the same period during which the hedged transactions are settled.

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

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Derivative Financial Instruments  – (continued)

Most of our crude oil production is Heavy Louisiana Sweet (“HLS”). Through June 30, 2011, we have utilized West Texas Intermediate (“WTI”), NYMEX based derivatives as the means of hedging our fixed price commodity risk thereby resulting in HLS/WTI basis exposure. Historically the basis differential between HLS and WTI has been relatively small and predictable. Over the past five years, HLS has averaged approximately $1 per barrel premium to WTI. Since the beginning of 2011, the HLS/WTI basis differential and volatility has increased with HLS carrying as much as a $30 per barrel premium to WTI. During the quarter ended September 30, 2011, the Company began including ICE Brent Futures (“Brent”) collars and three-way collars in our hedging portfolio. By including Brent benchmarks in our crude hedging, we can more appropriately manage our exposure and price risk.

The energy markets have historically been very volatile, and there can be no assurances that crude oil and natural gas prices will not be subject to wide fluctuations in the future. While the use of hedging arrangements helps to limit the downside risk of adverse price movements, they may also limit future gains from favorable price movements.

We have monetized certain hedge positions and received the following cash proceeds in the following quarters (in thousands):

Quarter Ended	Cash Proceeds
March 31, 2009	$66,500
March 31, 2010	5,000
September 30, 2010	34,100
December 31, 2010	8,500
September 30, 2011	49,600
December 31, 2011	16,800
March 31, 2012	2,012
$182,512

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

Our future crude oil and natural gas revenue will be increased by the following amounts related to the monetized contracts referred to above (in thousands):

Quarter Ended	Cash(1)	Non-Cash(1)	Total
June 30, 2012	$11,023	$—	$11,023
September 30, 2012	9,537	—	9,537
December 31, 2012	9,046	—	9,046
March 31, 2013	4,821	204	5,025
Thereafter	14,628	621	15,249
	$49,055	$825	$49,880

(1)	Cash represents the amounts received as of March 31, 2012 as part of the monetization of certain hedge contracts. Non-cash represents monetized hedges in which the cash will be received when the underlying hedge contract settles in calendar 2013.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Derivative Financial Instruments  – (continued)

As of March 31, 2012, we had the following contracts outstanding (Asset (Liability) and Fair Value (Gain) Loss in thousands):

	Crude Oil				Natural Gas
			Total				Total		Total
Period	Volume (MBbls)	Contract Price(1)	Asset (Liability)	Fair Value Loss	Volume (MMBtu)	Contract Price(1)	Asset (Liability)	Fair Value (Gain)	Asset (Liability)	Fair (Gain) Loss(2)
WTI Commodity Collars
4/12 – 12/12	2,118	$72.60/$100.19	$(18,897)	$12,283					$(18,897)	$12,283
1/13 – 12/13	1,278	73.57/105.63	(9,281)	6,033					(9,281)	6,033
			(28,178)	18,316					(28,178)	18,316
Three-Way Collars
1/13 – 12/13	1,825	70/90/136.32	3,392	769					3,392	769
1/14 – 12/14	3,650	70/90/137.14	9,079	197					9,079	197
			12,471	966					12,471	966
Swaps
4/12 – 12/12	138	86.60	(2,459)	142					(2,459)	142
1/13 – 12/13	183	86.60	(3,065)	188					(3,065)	188
4/12 – 12/12	(138)	88.20	2,240						2,240
1/13 – 12/13	(183)	88.20	2,776						2,776
			(508)	330					(508)	330
Call Spread
1/13 – 12/13					1,825	$3.75/$4.75	410		410
Brent Commodity Collars
4/12 – 12/12	1,375	87.00/114.24	(14,816)	9,630					(14,816)	9,630
1/13 – 12/13	3,103	80.00/126.78	(13,208)	8,585					(13,208)	8,585
			(28,024)	18,215					(28,024)	18,215
Three-Way Collars
4/12 – 12/12	3,355	66.93/86.93/133.55	(17,733)	13,314	5,520	4.07/4.93/5.87	4,578	(2,976)	(13,155)	10,338
1/13 – 12/13	1,643	61.67/83.33/140.69	(1,833)	2,615	10,950	4.07/4.93/5.87	7,088	(4,607)	5,255	(1,992)
1/14 – 12/14	1,278	66.43/86.43/141.36	572	1,389					572	1,389
			(18,994)	17,318			11,666	(7,583)	(7,328)	9,735
Total (Gain) Loss on Derivatives			$(63,233)	$55,145			$12,076	$(7,583)	$(51,157)	$47,562

(1)	The contract price is weighted-averaged by contract volume.
(2)	The loss on derivative contracts is net of applicable income taxes.

The fair values of derivative instruments in our consolidated balance sheets were as follows (in thousands):

	Asset Derivative Instruments				Liability Derivative Instruments
	As of March 31, 2012		As of June 30, 2011		As of March 31, 2012		As of June 30, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity Derivative Instruments designated as hedging instruments:
Derivative financial instruments	Current	$33,438	Current	$6,048	Current	$85,032	Current	$58,593
	Non-Current	87,544	Non-Current	1,248	Non-Current	87,516	Non-Current	72,719
Commodity Derivative Instruments not designated as hedging instruments:
Derivative financial instruments	Current	125	Current	2,310	Current	44	Current	3
	Non-Current	563	Non-Current	948	Non-Current	235	Non-Current
Total		$121,670		$10,554		$172,827		$131,315

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Derivative Financial Instruments  – (continued)

The effect of derivative instruments on our consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
Location of (Gain) Loss in Income Statement	2012	2011	2012	2011
Cash Settlements, net of amortization of purchased put premiums:
Oil sales	$3,009	$16,370	$2,576	$28,537
Natural gas sales	(4,128)	(9,732)	(23,528)	(27,569)
Total cash settlements	(1,119)	6,638	(20,952)	968
Commodity Derivative Instruments designated as hedging instruments:
Loss (gain) on derivative financial instruments Ineffective portion of commodity derivative instruments	3,388	(157)	1,713	58
Commodity Derivative Instruments not designated as hedging instruments:
Loss (gain) on derivative financial instruments Realized mark to market gain	23	—	(5,001)	(3,226)
Loss (gain) on derivative financial instruments Unrealized mark to market loss	84	(462)	782	(227)
Total loss (gain) on derivative financial instruments	3,495	(619)	(2,506)	(3,395)
Total (gain) loss	$2,376	$6,019	$(23,458)	$(2,427)

The cash flow hedging relationship of our derivative instruments was as follows (in thousands):

	Amount of (Gain) Loss on Derivative Instruments Recognized in Other Comprehensive (Income) Loss, net of tax (Effective Portion)		Amount of (Gain) Loss on Derivative Instruments Reclassified from Other Comprehensive (Income) Loss, net of tax (Effective Portion)		Amount of (Gain) Loss on Derivative Instruments Reclassified from Other Comprehensive (Income) Loss (Ineffective Portion)
Location of (gain) loss	2012	2011	2012	2011	2012	2011
Three Months Ended March 31,
Commodity Derivative Instruments	$39,757	$104,180	$—	$—	$—	$—
Revenues	—	—	(1,349)	(3,695)	—	—
Loss (gain) on derivative financial instruments	—	—	—	—	3,388	(157)
Total	$39,757	$104,180	$(1,349)	$(3,695)	$3,388	$(157)
Nine Months Ended March 31,
Commodity Derivative Instruments	$(52,837)	$172,302	$—	$—	$—	$—
Revenues	—	—	(16,658)	(3,329)	—	—
Loss on derivative financial instruments	—	—	—	—	1,713	58
Total	$(52,837)	$172,302	$(16,658)	$(3,329)	$1,713	$58

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Derivative Financial Instruments  – (continued)

We monitor the creditworthiness of our counterparties. However, we are not able to predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Possible actions would be to transfer our position to counterparty or request a voluntary termination of the derivative contracts resulting in a cash settlement. Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative instruments under lower commodity prices, and could incur a loss. At March 31, 2012, we had no deposits for collateral with our counterparties.

Comprehensive income includes net income and certain items recorded directly in Stockholders’ equity and classified as accumulated other comprehensive income. Comprehensive income (loss) was calculated as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net income	$91,252	$18,371	$254,672	$29,438
Other comprehensive income (loss), net of tax:
Oil and gas cash flow hedges
Unrealized change in fair value including monetized hedges	(38,408)	(100,485)	69,495	(168,973)
Reclassified to earnings during the period	(1,349)	(3,695)	(16,658)	(3,329)
Other comprehensive income (loss), net of tax:	(39,757)	(104,180)	52,837	(172,302)
Comprehensive income (loss)	$51,495	$(85,809)	$307,509	$(142,864)

The amount expected to be reclassified to income in the next 12 months is a loss of $21.6 million ($14.0 million net of tax) on our commodity hedges. The estimated and actual amounts are likely to vary significantly due to changes in market conditions.

Note 9 — Income Taxes

We are a Bermuda company and are generally not subject to income tax in Bermuda. We operate through our various subsidiaries in the United States; accordingly, income taxes have been provided based upon U.S. tax laws and rates as they apply to our current ownership structure. We estimate our annual effective tax rate for the current fiscal year and apply it to interim periods. Currently, our estimated annual effective tax rate is approximately 10.5%. The significant variance from the U.S. statutory rate is primarily due to the change in the valuation allowance (discussed below) against the U.S. net deferred tax assets and the accrual of the U.S. withholding obligation related to the interest income payable to the Bermuda Companies which may not be offset by other U.S. tax attributes. Our Bermuda Companies continue to report a tax provision reflecting accrued 30% U.S. withholding tax required on any interest payments made from the U.S. Companies to the Bermuda Companies. We have accrued a withholding obligation of $7.8 million for the nine months ended March 31, 2012.

During the year ended June 30, 2009, we incurred a significant impairment loss related to our oil and gas properties due to the steep decline in global energy prices over that same time period. As a result of this impairment, we were in a position of cumulative reporting losses for the preceding reporting periods. The volatility of energy prices since has been problematic and not readily determinable by our management. Under these circumstances, it has been management’s opinion that the realization of our tax attributes beyond expected current-year taxable income (including the reversal of existing taxable temporary differences and the resolution of certain hedging activity) does not reach the “more likely than not” criteria under ASC 740

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Income Taxes  – (continued)

(formerly known as FAS 109). As a result, during the year ended June 30, 2009, we established a valuation allowance of $175.0 million, but have subsequently reduced the valuation allowance due to the presence of actual earnings reported in quarters since establishment of the allowance. If current indications of pre-tax earnings for the year prove to be correct, we will release approximately $90 million of our remaining valuation allowance during this fiscal year (which has been reflected in the estimated annual effective tax rate indicated above). While the Company has not made significant income tax payments in recent years, in light of expected income in this fiscal year and subsequent years, estimated tax payments in subsequent quarters (possibly as early as the second quarter of fiscal year 2013) may be required in amounts yet to be determined in accordance with the applicable federal income tax provisions related to required corporate estimated tax payments.

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

Dividends on both the 5.625% Perpetual Convertible Preferred Stock (“5.625% Preferred Stock”) and the 7.25% Perpetual Convertible Preferred Stock (“7.25% Preferred Stock”) are payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year.

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

Conversion of Preferred Stock

During February and March 2012, we cancelled and converted a total of 235,780 shares of our 5.625% Preferred Stock into a total of 2,318,961 shares of Common Stock. In addition to the stated conversion rate of 9.8353 common shares per preferred share, we paid cash of $6.1 million, of which $0.7 million was paid towards accrued dividends and the remaining $5.4 million was paid to induce the conversion.

At March 31, 2012, we have 814,220 shares of 5.625% Preferred Stock and 8,000 shares of 7.25% Preferred Stock issued and outstanding.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Supplemental Cash Flow Information

The following table represents our supplemental cash flow information (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Cash paid for interest	$4,698	$7,662	$56,721	$49,938

The following table represents our non-cash investing and financing activities (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Financing of insurance premiums	$(8,558)	$(6,574)	$(19,215)	$—
Conversion of preferred stock to common stock	—	—	—	(7,884)
Preferred stock dividends	(138)	(1,874)	(138)	371
Additions to property and equipment by recognizing asset retirement obligations	700	6,483	2,037	213,650

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

We recognized compensation expense related to our outstanding Phantom Stock Units and Performance Units as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Phantom Stock Units	$6,897	$6,850	$17,032	$15,516
Performance Units	10,055	8,590	27,007	22,469
Total compensation expense recognized	$16,952	$15,440	$44,039	$37,985

As of March 31, 2012, we have 914,707 unvested Phantom Stock Units and 3,891,438 unvested Performance Based Units.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Employee Benefit Plans  – (continued)

Restricted Shares

Restricted Shares activity is as follows:

	Number Of Shares	Grant-date Fair value Per Share
Non-vested at June 30, 2011	31,214	$24.75
Vested during the nine months ended March 31, 2012	(31,214)
Non-vested at March 31, 2012	—

We determine the fair value of the Restricted Shares based on the market price of our Common Stock on the date of grant. Compensation cost for the Restricted Shares is recognized on a straight line basis over the requisite service period. For the three months and nine months ended March 31, 2012, we recognized compensation expense of none and $49,000 and for the three months and nine months ended March 31, 2011 we recognized compensation expense of $200,000 and $800,000, related to our Restricted Shares.

Stock Purchase Plan

Effective as of July 1, 2008, we adopted the Energy XXI Services, LLC 2008 Fair Market Value Stock Purchase Plan (“2008 Purchase Plan”), which allows eligible employees, directors, and other service providers of ours and our subsidiaries to purchase from us shares of our common stock that have either been purchased by us on the open market or that have been newly issued by us. During the nine months ended March 31, 2012 and 2011, we issued 277,980 shares and 281,354 shares, respectively, under the 2008 Purchase Plan.

In November 2008 we adopted the Energy XXI Services, LLC Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) which allows employees to purchase common stock at a 15% discount from the lower of the common stock closing price on the first or last day of the period. The current period is from January 1, 2012 to June 30, 2012.The compensation expense recognized and shares issued under Employee Stock Purchase Plan were as follows (in thousands, except for shares):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Compensation expense	$215	$189	$516	$378
Shares issued	—	—	21,015	89,260

Stock Options

In September 2008, our board of directors granted 300,000 stock options to certain officers. These options to purchase our common stock were granted with an exercise price of $17.50 per share. These options vested over a three year period and may be exercised any time prior to September 10, 2018. As of March 31, 2012, 100,000 of the vested options have been exercised and the remaining 200,000 vested options have not been exercised.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Employee Benefit Plans  – (continued)

A summary of our stock option activity and related information is as follows:

	Nine Months Ended March 31,
	2012		2011
	Unvested Shares Under Option	Weighted Ave. Exercise Price	Unvested Shares Under Option	Weighted Ave. Exercise Price
Beginning balance – unvested options	100,000	$17.50	240,000	$17.50
Vested	(100,000)	17.50	(140,000)	17.50
Ending balance – unvested options	—	$17.50	100,000	$17.50

Our net income for the three and nine months ended March 31, 2012 includes expense of approximately none and $58,000 and for the three months and nine months ended March 31, 2011 includes expense of approximately $88,000 and $129,000 related to stock options.

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

Defined Contribution Plans

Our employees are covered by a discretionary noncontributory profit sharing plan. The plan provides for annual employer contributions that can vary from year to year. We also sponsor a qualified 401 (k) Plan that provides for matching. The contributions under these plans for the three months and nine months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Profit Sharing Plan	$(49)	$724	$1,756	$1,941
401(k) Plan	1,360	391	2,866	1,489
Total contributions	$1,311	$1,115	$4,622	$3,430

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net income	$91,252	$18,371	$254,672	$29,438
Preferred stock dividends	2,739	4,278	10,151	8,698
Induced Conversion of Preferred Stock	6,058	44	6,058	19,840
Net income available for common stockholders	$82,455	$14,049	$238,463	$900

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Earnings per Share  – (continued)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Weighted average shares outstanding for basic EPS	77,454	74,221	76,803	63,490
Add dilutive securities	9,899	200	10,382	242
Weighted average shares outstanding for diluted EPS	87,353	74,421	87,185	63,732
Net income per share attributable to common stockholders
Basic	$1.06	$0.19	$3.10	$0.01
Diluted	$1.04	$0.19	$2.92	$0.01

For the three months and nine months ended March 31, 2012, 1,314 and 3,056 common stock equivalents, respectively, were excluded from the diluted average shares due to an anti-dilutive effect. For the three months and nine months ended March 31, 2011, 12,178,031 and 11,227,616 common stock equivalents, respectively, were excluded from the diluted average shares due to an anti-dilutive effect.

Note 14 — Commitments and Contingencies

Litigation.  We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our financial position, results of operations or cash flows.

Lease Commitments.  We have non-cancelable operating leases for office space and other that expire through December 31, 2018. Future minimum lease commitments as of March 31, 2012 under the operating lease are as follows (in thousands):

Twelve Months Ending March 31,
2013	$2,185
2014	2,100
2015	1,735
2016	1,798
2017	1,840
Thereafter	1,897
Total	$11,555

Rent expense, including rent incurred on short-term leases, for the three months and nine months ended March 31, 2012 was approximately $943,000 and $1,839,000 and for the three months and nine months ended March 31, 2011 was approximately $512,000 and $1,457,000.

Letters of Credit and Performance Bonds.  We had $231.5 million in letters of credit and $25.1 million in performance bonds outstanding as of March 31, 2012.

Line of Credit.  Our equity method investee, Energy XXI Natural Gas Partners, LLC, of which we own 20%, is a guarantor of a $100 million line of credit entered into by its wholly owned subsidiary, Natural Gas Partners Assets, LLC on February 23, 2012. As of March 31, 2012, the borrowing base under this facility was $0.

Drilling Rig Commitments.  As of March 31, 2012, we have entered into five drilling rig commitments, the first of which commenced on July 3, 2011 at $42,500 per day for one well until well completion. The second commitment commenced on October 1, 2011 at $65,000 per day for six months and was extended for

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Commitments and Contingencies  – (continued)

nine months at $75,000 per day. The third commenced on November 4, 2011 at $47,800 per day for four wells until well completion with options to do additional work. The fourth commenced on March 5, 2012 at $125,000 per day to drill two wells and three recompletions. The last one commenced on March 10, 2012 at $65,000 per day for two wells until well completion. Since the preceding commitments are not finished and extend past March 31, 2012, the commitment amounts cannot be calculated since the well completion dates are not known.

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

Our commodity derivative instruments consist of financially settled crude oil and natural gas puts, swaps, zero-cost collars and three way collars. We estimate the fair values of these instruments based on published forward commodity price curves, market volatility and contract terms as of the date of the estimate. The discount rate used in the discounted cash flow projections is based on published LIBOR rates. The fair values of commodity derivative instruments in an asset position include a measure of counterparty nonperformance risk, and the fair values of commodity derivative instruments in a liability position include a measure of our own nonperformance risk, each based on the current published issuer-weighted corporate default rates. See Note 8 — Derivative Financial Instruments.

The fair value of our stock based units are based on period-end stock price for our Phantom Stock Units and Time-Based Performance Units and the results of the Monte Carlo simulation model is used for performance-based units.

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of these techniques requires significant judgment and is primarily dependent upon the characteristics of the asset or liability, the principal (or most advantageous) market in which participants would transact for the asset or liability and the quality and availability of inputs. Inputs to valuation techniques are classified as either observable or unobservable within the following hierarchy:

•	Level 1 — quoted prices in active markets for identical assets or liabilities.
•	Level 2 — inputs other than quoted prices that are observable for an asset or liability. These include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).
•	Level 3 — unobservable inputs that reflect the Company’s own expectations about the assumptions that market participants would use in measuring the fair value of an asset or liability.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Fair Value of Financial Instruments  – (continued)

The following table presents the fair value of our financial instruments (in thousands):

	Level 1		Level 2		Level 3
	As of March 31, 2012	As of June 30, 2011	As of March 31, 2012	As of June 30, 2011	As of March 31, 2012	As of June 30, 2011
Assets:
Oil and Natural Gas Derivatives	$—	$—	$121,670	$10,554	$—	$—
Liabilities:
Oil and Natural Gas Derivatives	$—	$—	$172,827	$131,315	—	—
Phantom Stock Units	13,144	17,866	—	—	—	—
Performance Units	3,667	3,611	—	—	19,818	20,306
Total	$16,811	$21,477	$172,827	$131,315	$19,818	$20,306

Note 16 — Prepayments and Accrued Liabilities

Prepayments and accrued liabilities consist of the following (in thousands):

	March 31, 2012	June 30, 2011
Prepaid expenses and other current assets
Advances to joint interest partners	$21,202	$14,696
Insurance	5,291	23,230
Inventory	5,404	6,305
Royalty deposit	2,443	1,959
Short-term stock investment	6,189	—
Other	2,226	1,561
Total prepaid expenses and other current assets	$42,755	$47,751
Accrued liabilities
Advances from joint interest partners	$552	$437
Employee benefits and payroll	35,391	53,789
Interest	25,887	5,806
Accrued hedge payable	5,341	14,095
Undistributed oil and gas proceeds	30,815	31,880
Other	4,856	5,150
Total accrued liabilities	$102,842	$111,157

Note 17 — Subsequent Event

On May 2, 2012, our Board of Directors approved payment of a quarterly cash dividend of $0.07 per share to the holders of the Company’s common stock. The quarterly dividend is payable on June 15, 2012 to shareholders of record on June 1, 2012.

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

All of our properties are primarily located on the U.S. Gulf Coast and in the Gulf of Mexico, with approximately 91% of our proved reserves being offshore. This concentration facilitates our ability to manage our operated fields efficiently and our high number of wellbore locations provides us with diversification in our production and reserves. We believe operating our assets is a key component to our strategy, and approximately 83% of our proved reserves are on properties operated by us. We have historically focused on oil-weighted projects and acquisitions, and as a result, our proved reserves were 66% oil as of June 30, 2011, and our production was 69% oil for the quarter ending March 31, 2012. We also have a seismic database covering approximately 5,150 square miles, primarily focused on our existing operations. This database has helped us to initially identify approximately 190 drilling opportunities. We believe the mature legacy fields on our acquired properties will lend themselves well to our aggressive exploitation strategy, and we expect to identify additional exploration opportunities on these properties.

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

The explosion and sinking of the Deepwater Horizon drilling rig in the Gulf of Mexico, as well as the resulting oil spill, have also led to increased governmental regulation of our and our industry’s operations in a number of areas, including health and safety, environmental, and licensing, any of which could result in increased costs or delays in our current and future drilling operations. Increased regulation in a number of areas could disrupt, delay or prohibit future drilling programs and ultimately impact the fair value of our unevaluated properties. As of March 31, 2012, we have approximately $225 million of investments in unevaluated oil and gas properties related to ultra-deep shelf exploration. If the fair value of these investments were to fall below the recorded amounts, the excess would be transferred to evaluated oil and gas properties thereby affecting the computation of amounts for depreciation, depletion and amortization and potentially our ceiling test computation. As of March 31, 2012, the computation of our ceiling test indicated a cushion of approximately $1.9 billion.

Operational Highlights

Ultra-Deep Shelf/Onshore Exploration and Development Activity

We participate in a joint venture (the “Partnership”) led by McMoRan Exploration Company with respect to several prospects in the ultra-deep shelf in the Gulf of Mexico. Data received to date from ultra-deep shelf drilling with respect to the Davy Jones and Blackbeard West discovery wells in the Gulf of Mexico confirm geologic modeling that correlates objective sections on the shelf below the salt weld in the Miocene and older age sections to those productive sections seen in deepwater discoveries by other industry participants. In addition to Davy Jones and Blackbeard West, the Partnership has identified approximately 15 ultra-deep shelf prospects in shallow water near existing infrastructure. The Partnership’s ultra-deep shelf drilling plans in calendar years 2010 thru 2012 included the Blackbeard East, Lafitte and Lineham Creek exploratory wells and delineation drilling at Davy Jones. The Partnership’s near-term sub-salt shelf drilling plans include two to three exploratory wells. We expect to have sufficient cash flow from operations to fund our current commitments related to our ultra-deep shelf exploration and development activity.

As previously reported, the Partnership has drilled two successful sub-salt wells in the Davy Jones field. The Davy Jones No. 1 well logged 200 net feet of pay in multiple Wilcox sands, which were all full to base. The Davy Jones offset appraisal well (Davy Jones No. 2), which is located two and a half miles southwest of Davy Jones No. 1, confirmed 120 net feet of pay in multiple Wilcox sands, indicating continuity across the major structural features of the Davy Jones prospect, and also encountered 192 net feet of potential hydrocarbons in the Tuscaloosa and Lower Cretaceous carbonate sections. The Partnership expects to commence the completion of the Davy Jones No. 2 well in the second half of 2012. The Davy Jones field involves a large ultra-deep structure encompassing four OCS lease blocks (20,000 acres). As of March 31, 2012, our investment in both wells in the Davy Jones field totaled about $96 million.

Davy Jones.  The Davy Jones No. 1 well on South Marsh Island Block 230 was successfully completed in March 2012 and work is ongoing to establish commercial production from the well. The perforation of the Wilcox “D” sand in March 2012 resulted in positive pressure build-up in the wellbore followed by a gas flare from the well. Initial samples indicated that the natural gas from the Wilcox “D” sand is high quality and contains low levels of CO2 and no H2S. Blockage from drilling fluid associated with initial drilling operations prevented the Partnership from obtaining a measurable flow rate. Attempts to perforate the Wilcox “C” sand did not clear the blockage. In April 2012, the Partnership commenced operations to remove the tubing from the well, clear the residual drilling fluid, and remove the perforating guns currently set across the Wilcox “F” sand to provide access to all of the Wilcox reservoirs (“A” through “F”) totaling 200 net feet. To maximize production from the well and enable effective formation penetrations, the Partnership plans to use electric wireline casing guns that are larger than the tubing guns used to perforate the Wilcox “C” and “D” sands. We expect the operations currently underway will enable a measurable flow rate during the fourth quarter of Fiscal 2012 followed by commercial production shortly thereafter.

Blackbeard East.  The Blackbeard East ultra-deep exploration by-pass well was drilled to a total depth of 33,318 feet in January 2012. Exploration results from the well indicate the presence of hydrocarbons below the salt weld in geologic formations including Upper/Middle Miocene, Frio, Vicksburg, and Sparta carbonate. The Frio sands are the first hydrocarbon bearing Frio sands encountered either on the GOM Shelf or in the deepwater offshore Louisiana. The Partnership is evaluating development options associated with these formations. Pressure and temperature data below the salt weld between 19,500 feet and 24,600 feet at Blackbeard East indicate that a completion at these depths could utilize conventional equipment and technologies. Blackbeard East is located in 80 feet of water on South Timbalier Block 144. As of March 31, 2012, our investment in the well totaled about $49 million.

Lafitte.  The Lafitte ultra-deep exploration well, which is located on Eugene Island Block 223 in 140 feet of water, was drilled to a total depth of 34,162 feet in March 2012. Exploration results from the well indicate the presence of hydrocarbons below the salt weld in geologic formations including Middle/Lower Miocene, Frio, Vicksburg, and Sparta carbonate. The Upper Eocene sands are the first hydrocarbon bearing Upper Eocene sands encountered either on the GOM Shelf or in the deepwater offshore Louisiana. The Partnership is evaluating development options associated with these formations. As of March 31, 2012, our investment in the well totaled about $38 million.

Blackbeard West.  Information gained from the Blackbeard East and Lafitte wells will enable the Partnership to consider priorities for future operations at Blackbeard West. As previously reported, the Blackbeard West ultra-deep exploratory well on South Timbalier Block 168 was drilled to 32,997 feet in 2008. Logs indicated four potential hydrocarbon bearing zones that require further evaluation, and the well was temporarily abandoned. The Blackbeard West No. 2 ultra-deep exploration well commenced drilling on November 25, 2011 and is drilling below 20,000 feet. The well, which is located on Ship Shoal Block 188 within the Blackbeard West unit, is targeting Miocene aged sands seen below the salt weld approximately 13 miles east at Blackbeard East and has a proposed total depth of 26,000 feet. Our investment in both Blackbeard West wells totaled about $37 million at March 31, 2012.

Lineham Creek.  The Lineham Creek exploration prospect, operated by Chevron U.S.A. Inc., which is located onshore in Cameron Parish, Louisiana commenced drilling on December 31, 2011. The well, which is targeting Eocene and Paleocene objectives below the salt weld, has been drilled to 14,876 feet towards a proposed total depth of 29,000 feet. As of March 31, 2012, our investment in the Lineham Creek well totaled about $5 million.

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

The Company has contracted with an emergency and spill response management consultant, to provide management expertise, personnel and equipment, under the supervision of the Company, in the event of an incident requiring a coordinated response. Additionally, the Company is a member of Clean Gulf Associates (“CGA”), a not-for-profit association of producing and pipeline companies operating in the Gulf of Mexico (“GOM”) and has capabilities to simultaneously respond to multiple spills. CGA has chartered its marine equipment to the Marine Spill Response Corporation (“MSRC”), a private, not-for-profit marine spill response organization which is funded by the Marine Preservation Association, a member-supported, not-for-profit organization created to assist the petroleum and energy-related industries by addressing problems caused by oil spills on water. In the event of a spill, MSRC mobilizes appropriate equipment to CGA members. In addition, CGA maintains a contract with Airborne Support Inc., which provides aircraft and dispersant capabilities for CGA member companies.

Hurricanes. Since the majority of our production originates in the Gulf of Mexico, we are particularly vulnerable to the effects of hurricanes on production. Additionally, affordable insurance coverage for property damage to our facilities for hurricanes is becoming more difficult to obtain. Significant hurricane impacts could include reductions and/or deferrals of future oil and natural gas production and revenues, increased lease operating expenses for evacuations and repairs and possible acceleration of plugging and abandonment costs

Ultra-Deep Shelf Exploration and Development.  Data received to date from ultra-deep shelf drilling with respect to the Davy Jones and Blackbeard West discovery wells in the Gulf of Mexico confirm geologic modeling that correlates objective sections on the shelf below the salt weld in the Miocene and older age sections to those productive sections seen in deepwater discoveries by other industry participants. In addition to Davy Jones and Blackbeard West, the Partnership has identified approximately 15 additional ultra-deep shelf prospects in shallow water near existing infrastructure. We expect to have sufficient cash flow from operations to fund our current commitments related to our ultra-deep shelf exploration and development activity in 2012. We have participated in seven wells to date with our interest ranging from approximately 9% to 20% per well. Of these wells, one is pending further evaluation and six are in process. We target to spend less than 15% of our cash flow on our exploration activities on the ultra-deep shelf. Of the seven wells with activity to date one has been temporarily abandoned pending further evaluation, one is completing, one is temporarily abandoned pending facilities and completions later this fiscal year, two are being evaluated for development options and two are currently drilling. Based on the results of these wells, our proved reserves may vary from our June 30, 2011 66% oil composition.

Operational Information (In thousands except for unit amounts)

	Quarter Ended
Operating Highlights	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
Operating revenues
Crude oil sales	$315,723	$306,064	$249,767	$270,252	$233,081
Natural gas sales	19,154	21,659	28,138	31,875	32,193
Hedge gain (loss)	1,119	12,855	6,978	(19,346)	(6,638)
Total revenues	335,996	340,578	284,883	282,781	258,636
Percent of operating revenues from crude oil
Prior to hedge gain (loss)	94%	93%	90%	89%	88%
Including hedge gain (loss)	93%	91%	87%	85%	84%
Operating expenses
Lease operating expense
Insurance expense	7,138	7,096	7,462	8,814	6,543
Workover and maintenance	15,885	12,805	6,653	17,251	4,121
Direct lease operating expense	55,424	54,233	56,918	59,557	54,593
Total lease operating expense	78,447	74,134	71,033	85,622	65,257
Production taxes	1,499	1,174	2,174	1,205	721
Gathering and transportation	2,465	3,395	6,153	6,868	4,809
DD&A	88,448	87,568	84,803	85,179	91,301
General and administrative	25,075	22,147	19,321	17,553	23,155
Other – net	13,257	14,174	(684)	7,730	9,288
Total operating expenses	209,191	202,592	182,800	204,157	194,531
Operating income	$126,805	$137,986	$102,083	$78,624	$64,105
Sales volumes per day
Natural gas (MMcf)	83.7	72.8	77.0	83.0	84.6
Crude oil (MBbls)	31.4	30.6	28.0	28.3	27.3
Total (MBOE)	45.3	42.7	40.8	42.1	41.4
Percent of sales volumes from crude oil	69%	72%	69%	67%	66%
Average sales price
Natural gas per Mcf	$2.52	$3.23	$3.97	$4.22	$4.23
Hedge gain per Mcf	0.54	1.43	1.39	1.37	1.28
Total natural gas per Mcf	$3.06	$4.66	$5.36	$5.59	$5.51
Crude oil per Bbl	$110.54	$108.80	$97.11	$105.12	$94.94
Hedge gain (loss) per Bbl	(1.05)	1.17	(1.11)	(11.53)	(6.67)
Total crude oil per Bbl	$109.49	$109.97	$96.00	$93.59	$88.27
Total hedge gain (loss) per BOE	$0.27	$3.27	$1.86	$(5.05)	$(1.78)
Operating revenues per BOE	$81.43	$86.67	$75.91	$73.85	$69.46
Operating expenses per BOE
Lease operating expense
Insurance expense	1.73	1.81	1.99	2.30	1.76
Workover and maintenance	3.85	3.26	1.77	4.51	1.11
Direct lease operating expense	13.43	13.80	15.17	15.55	14.66
Total lease operating expense	19.01	18.87	18.93	22.36	17.53
Production taxes	0.36	0.30	0.58	0.31	0.19
Gathering and transportation	0.60	0.86	1.64	1.79	1.28
DD&A	21.44	22.28	22.60	22.24	24.52
General and administrative	6.08	5.64	5.15	4.58	6.22
Other – net	3.22	3.60	(0.18)	2.01	2.49
Total operating expenses	50.71	51.55	48.72	53.29	52.23
Operating income per BOE	$30.72	$35.12	$27.19	$20.56	$17.23

Results of Operations

Three Months Ended March 31, 2012 Compared With the Three Months Ended March 31, 2011.

Our consolidated income available for common stockholders for the three months ended March 31, 2012 was $82.5 million or $1.04 diluted income per common share (“per share”) as compared to a consolidated net income of $14.0 million or $0.19 diluted income per share for the three months ended March 31, 2011. This improvement is primarily due to higher crude oil prices and sales volumes partially offset by lower natural gas sales prices and higher costs.

Price and Volume Variances

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)	Revenue Increase (Decrease)
	2012	2011
					(In thousands)
Price Variance(1)
Crude oil sales prices (per Bbl)	$109.49	$88.27	$21.22	24%	$60,607
Natural gas sales prices (per Mcf)	3.06	5.51	(2.45)	(44)%	(18,693)
Total price variance					41,914
Volume Variance
Crude oil sales volumes (MBbls)	2,856	2,455	401	16%	35,396
Natural gas sales volumes (MMcf)	7,620	7,611	9	—%	50
BOE sales volumes (MBOE)	4,126	3,724	402	11%
Percent of BOE from crude oil	69%	66%			35,446
Total volume variance
Total price and volume variance					$77,360

(1)	Commodity prices include the impact of hedging activities.

Revenue Variances

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
		(In Thousands)
Crude oil	$312,714	$216,711	$96,003	44%
Natural gas	23,282	41,925	(18,643)	(44)%
Total revenues	$335,996	$258,636	$77,360	30%

Revenues

Our consolidated revenues increased $77 million in the third quarter of fiscal 2012 as compared to the same period in the prior fiscal year. Higher revenues were primarily due to higher crude oil sales prices and volumes partially offset by lower natural gas sales prices. Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow. Higher overall commodity sales prices increased revenues by $42 million in the third quarter of fiscal 2012. Average crude oil prices, including a $1.05 realized loss per barrel related to hedging activities, increased $21.22 per barrel in the third quarter of fiscal 2012, resulting in increased revenues of $61 million. Average natural gas prices, including a $0.54 realized gain per Mcf related to hedging activities, decreased $2.45 per Mcf during the third quarter of fiscal 2012, resulting in decreased revenues of $19 million. Commodity prices are affected by many factors that are outside of our control. Therefore, commodity prices we received during the third quarter of fiscal 2012 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time could result in reduced cash from operating activities, potentially causing us to expend less on our capital program. Lower spending on our capital program could result in a reduction of the amount of production volumes we are able to produce. We cannot accurately predict future commodity prices, and cannot be certain whether these events will occur.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow. Higher total sales volumes in the third quarter of fiscal 2012 resulted in increased revenues of $35 million. Crude oil sales volumes increased 4.1 MBbls per day in the third quarter of fiscal 2012, resulting in increased revenues of $35 million. Natural gas sales volumes were essentially flat.

As mentioned above, depressed commodity prices over an extended period of time or other unforeseen events could occur that would result in our being unable to sustain a capital program that allows us to meet our production growth goals. However, we cannot predict whether such events will occur.

Below is a discussion of Costs and Expenses and Other (Income) Expense.

Costs and Expenses and Other (Income) Expense

	Three Months Ended March 31,				Increase (Decrease) Amount
	2012		2011
	Amount	Per BOE	Amount	Per BOE
	(In Thousands, except per unit amounts)
Costs and expenses
Lease operating expense
Insurance expense	$7,138	$1.73	$6,543	$1.76	$595
Workover and maintenance	15,885	3.85	4,121	1.11	11,764
Direct lease operating expense	55,424	13.43	54,593	14.66	831
Total lease operating expense	78,447	19.01	65,257	17.53	13,190
Production taxes	1,499	0.36	721	0.19	778
Gathering and transportation	2,465	0.60	4,809	1.28	(2,344)
DD&A	88,448	21.44	91,301	24.52	(2,853)
Accretion of asset retirement obligations	9,762	2.37	9,907	2.66	(145)
General and administrative expense	25,075	6.08	23,155	6.22	1,920
Loss (gain) on derivative financial instruments	3,495	0.85	(619)	(0.17)	4,114
Total costs and expenses	$209,191	$50.71	$194,531	$52.23	$14,660
Other (income) expense
Other (income) expense – other	$(97)	$(0.02)	$12,184	$3.27	$(12,281)
Interest expense	26,887	6.51	31,418	8.44	(4,531)
Total other (income) expense	$26,790	$6.49	$43,602	$11.71	$(16,812)

Costs and expenses increased $15 million in the third quarter of fiscal 2012. This increase in costs and expenses was due in part to the ExxonMobil Acquisition which increased production related expenses in the third quarter of fiscal 2012 coupled with higher general and administrative expense and loss on derivative financial instruments. The preceding was partially offset by lower DD&A expense and lower gathering and transportation expense. Below is a discussion of costs and expenses.

Lease operating expense increased $13 million in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. This increase is primarily due to higher well workover and maintenance expense as a result of the ExxonMobil Acquisition. DD&A expense decreased $3 million principally as a result of increased production. The decrease in DD&A expense is due to a lower DD&A rate resulting in a decrease of $13 million which was partially offset by improved production which increased DD&A expense by $10 million. Gathering and transportation decreased $2 million as a result of lower repairs on the gathering systems acquired in the ExxonMobil Acquisition.

Interest expense decreased $5 million due to a decrease in borrowings coupled with a decrease in the overall interest rates. On a per unit of production basis, interest expense decreased 23%, from $8.44 per BOE to $6.51 per BOE. Other expense in the third quarter of fiscal 2011 was due to the loss on retirement of debt.

Income Tax Expense

Income tax expense increased $6.6 million in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. The effective income tax rate for the third quarter of fiscal 2012 decreased from the third quarter of fiscal 2011 from 10.4% to 8.8%.

Nine Months Ended March 31, 2012 Compared With the Nine Months Ended March 31, 2011.

Our consolidated income available for common stockholders for the nine months ended March 31, 2012 was $238.5 million or $2.92 diluted income per common share (“per share”) as compared to consolidated income attributable to common stockholders of $0.9 million or $0.01 diluted income per share for the nine months ended March 31, 2011. This improvement is primarily due to higher production volumes due to the ExxonMobil Acquisition coupled with higher crude oil prices partially offset by higher costs.

Price and Volume Variances

	Nine Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)	Revenue Increase (Decrease)
	2012	2011
					(In thousands)
Price Variance(1)
Crude oil sales prices (per Bbl)	$105.43	$80.09	$25.34	32%	$208,975
Natural gas sales prices (per Mcf)	4.32	5.74	(1.42)	(25)%	(30,424)
Total price variance					178,551
Volume Variance
Crude oil sales volumes (MBbls)	8,241	5,982	2,259	38%	180,923
Natural gas sales volumes (MMcf)	21,407	16,983	4,424	26%	25,394
BOE sales volumes (MBOE)	11,809	8,812	2,997	34%
Percent of BOE from crude oil	70%	68%
Total volume variance					206,317
Total price and volume variance					$384,868

(1)	Commodity prices include the impact of hedging activities.

Revenue Variances

	Nine Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
		(In Thousands)
Crude oil	$868,978	$479,080	$389,898	81%
Natural gas	92,479	97,509	(5,030)	(5)%
Total revenues	$961,457	$576,589	$384,868	67%

Revenues

Our consolidated revenues increased $385 million in the first nine months of fiscal 2012 as compared to the same period in the prior fiscal year. Higher revenues were primarily due to improved crude oil sales prices and higher crude oil and natural gas sales volumes as a result of the ExxonMobil Acquisition and the results of our drilling activity, partially offset by lower natural gas prices. Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow. Higher overall commodity prices increased revenues by $179 million in the first nine months of fiscal 2012. Average crude oil prices, including a $0.31 realized loss per barrel related to hedging activities, increased $25.34 per barrel, resulting in increased revenues of $209 million. Average natural gas prices, including a $1.10 realized gain per Mcf related to hedging activities, decreased $1.42 per Mcf during the first nine months of fiscal 2012, resulting in decreased revenues of $30 million. Commodity prices are affected by many factors that are outside of our control. Therefore, commodity prices we received during the first nine months of fiscal 2012 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time could result in reduced cash from operating activities, potentially causing us to expend less on our capital program. Lower spending on our capital program could result in a reduction of the amount of production volumes we are able to produce. We cannot accurately predict future commodity prices, and cannot be certain whether these events will occur.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow. Higher total sales volumes in the first nine months of fiscal 2012 resulted in increased revenues of $206 million. Crude oil sales volumes increased 8.2 MBbls per day in the first nine months of fiscal 2012, resulting in increased revenues of $181 million. Natural gas sales volumes increased 15.8 MMcf per day in the first nine months of fiscal 2012, resulting in increased revenues of $25 million. The increase in crude oil and natural gas sales volumes in the first nine months of fiscal 2012 was primarily due to the ExxonMobil Acquisition and to the success of our drilling program.

As mentioned above, depressed commodity prices over an extended period of time or other unforeseen events could occur that would result in our being unable to sustain a capital program that allows us to meet our production growth goals. However, we cannot predict whether such events will occur.

Below is a discussion of Costs and Expenses and Other (Income) Expense.

Costs and Expenses and Other (Income) Expense

	Nine Months Ended March 31,				Increase (Decrease) Amount
	2012		2011
	Amount	Per BOE	Amount	Per BOE
	(In Thousands, except per unit amounts)
Costs and expenses
Lease operating expense
Insurance expense	$21,696	$1.84	$19,062	$2.16	$2,634
Workover and maintenance	35,343	2.99	15,844	1.80	19,499
Direct lease operating expense	166,575	14.11	118,950	13.50	47,625
Total lease operating expense	223,614	18.94	153,856	17.46	69,758
Production taxes	4,847	0.41	2,131	0.24	2,716
Gathering and transportation	12,013	1.02	5,631	0.64	6,382
DD&A	260,819	22.09	208,300	23.64	52,519
Accretion of asset retirement obligations	29,253	2.48	22,229	2.52	7,024
General and administrative expense	66,543	5.63	57,538	6.53	9,005
Gain on derivative financial instruments	(2,506)	(0.21)	(3,395)	(0.39)	889
Total costs and expenses	$594,583	$50.36	$446,290	$50.64	$148,293
Other (income) expense
Other (income) expense – other	$(121)	$(0.01)	$21,707	$2.46	$(21,828)
Interest expense	82,438	6.98	74,992	8.51	7,446
Total other (income) expense	$82,317	$6.97	$96,699	$10.97	$(14,382)

Costs and expenses increased $148 million in the first nine months of fiscal 2012. This increase in costs and expenses was due in part to the ExxonMobil Acquisition which increased production related expenses in the first nine months of fiscal 2012 coupled with higher general and administrative expense. Below is a discussion of costs and expenses.

DD&A expense increased $53 million as a result of increased production which was partially offset by a lower DD&A rate. The lower DD&A rate was due in part to the addition of the lower cost ExxonMobil Acquisition reserves. The increase as a result of improved production was $71 million and the favorable impact of the lower DD&A rate was $18 million. Lease operating expense increased $70 million in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. This increase is primarily due to higher workover and maintenance costs in the first nine months of fiscal 2012 as a result of platform maintenance coupled with higher direct lease operating as a result of the ExxonMobil acquisition. Gathering and transportation increased $6 million as a result of the gathering systems acquired in the ExxonMobil Acquisition.

General and administrative expense increased $9 million in the first nine months of fiscal 2012 principally as a result of the higher compensation expense related to Phantom and Performance Units due to our rising common stock price and higher payroll expense due to the ExxonMobil Acquisition.

Other (income) expense decreased $14 million in the first nine months of fiscal 2012. This decrease was primarily due to the items discussed below.

Higher interest expense of $7 million in comparing the first nine months of fiscal 2012 to fiscal 2011 was due to an increase in borrowings partially offset by a decrease in the overall interest rates. This increase was partially offset by the Bridge Loan Commitment Fees of $4.5 million and the loss on the redemption of the 16% Second Lien Notes of $17 million in the first nine months of fiscal 2011. On a per unit of production basis, interest expense decreased 18%, from $8.51 per BOE to $6.98 per BOE.

Income Tax Expense

Income tax expense increased $25.7 million in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. The effective income tax rate for the first nine months of fiscal 2012 decreased from the first nine months of fiscal 2011 from 12.4% to 10.5%.

Liquidity and Capital Resources

Overview

As of March 31, 2012, we had approximately $86 million in cash and cash equivalents on hand and approximately $1,015 million in outstanding long-term debt obligations.

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

At March 31, 2012, the principal balance of our revolving credit facility and outstanding tranches of senior notes and related maturity dates were as follows:

•	Revolving credit facility — $0 — Due December 2014;
•	9.25% Senior Notes — $750 million — Due December 2017; and
•	7.75% Senior Notes — $250 million — Due June 2019.

On April 2, 2012, the Bureau of Ocean Energy Management (the “BOEM”) issued a letter stating that our Company qualifies for a supplemental bonding waiver. We still maintain approximately $24.5 million in bonds issued to third parties other than the BOEM to secure the plugging and abandonment of wells on the outer continental shelf of the Gulf of Mexico as well as the removal of platforms and related facilities.

Our fiscal 2012 capital budget, excluding any potential acquisition and abandonment costs, is expected to range from $500 million to $550 million. We intend to fund our capital expenditure program, contractual commitments, including settlement of derivative contracts, from cash on hand, cash flows from operations and borrowings under our revolving credit facility. We believe our available liquidity will be sufficient to meet our funding requirements through March 31, 2013. However, future cash flows are subject to a number of variables, including the level of crude oil and natural gas production and prices. There can be no assurance that cash flow from operations or other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures. While we do not currently have a common share repurchase program in place, we may implement one in the future, which would impact our initial fiscal 2012 capital budget. If an acquisition opportunity arises, we also may seek to access public markets to issue additional debt and/or equity securities. Cash flows from operations were used primarily to fund exploration and development expenditures during the third quarter of fiscal 2012.

Operating Activities

Net cash provided by operating activities in the first nine months of fiscal 2012 was $566 million as compared to cash provided of $224 million in the first nine months of fiscal 2011. The increase was due in part to higher net commodity prices and production volumes, which was partially offset by higher production costs. The first nine months of fiscal 2012 also included higher proceeds from sale of derivative instruments and higher nonproduction costs and expenses. Changes in operating assets and liabilities decreased $25 million primarily due to accounts payable and accrued liabilities and asset retirement obligations.

Investing Activities

Our investments in properties were $400 million and $1,212 million for the nine months ended March 31, 2012 and 2011, respectively. We intend to fund our capital expenditure program, contractual commitments, including settlement of derivative contracts, from cash on hand, cash flows from our operations and borrowings under our revolving credit facility. If an acquisition opportunity arises, we may also access the capital markets to issue additional debt and/or equity securities. As of March 31, 2012, we had $519 million available for borrowing under our revolving credit facility. Our current borrowing base is $750 million as at March 31, 2012. Our next borrowing base redetermination is scheduled for the spring of 2012 utilizing our March 31, 2012 reserve report. If commodity prices decline and banks lower their internal projections of natural gas and oil prices, it is possible that we will be subject to decreases in our borrowing base availability in the future. We anticipate that our cash flow from operations and available borrowing capacity under our revolving credit facility will exceed our planned capital expenditures and other cash requirements for the year ended June 30, 2012. However, future cash flows are subject to a number of variables, including the level of production and commodity prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

Financing Activities

Cash used in financing activities was $119 million for the nine months ended March 31, 2012 as compared to cash provided by financing activities of $1,007 million for the nine months ended March 31, 2011. During the nine months ended March 31, 2012 total repayment of debt net of proceeds from borrowings was $111 million. During the nine months ended March 31, 2011, net of proceeds from borrowings was $494 million.

Available Credit

Credit markets in the United States and around the world have been constrained due to a lack of liquidity and confidence in a number of financial institutions during 2009, 2010 and more recently in 2011. Investors have sought perceived safe investments in securities of the United States government rather than individual entities. We may experience difficulty accessing the long-term credit markets should conditions return to levels prevailing in 2009 and early 2010. Additionally, constraints in the credit markets may increase the rates we are charged for utilizing these markets. Notwithstanding periodic weakness in the United States credit markets, we expect that our available liquidity is sufficient to meet our operating and capital requirements through March 31, 2013. Additionally, our credit facility is comprised of a syndicate of large domestic and international banks, with no single lender providing more than 10% of the overall commitment amount.

Contractual Obligations

Information about contractual obligations at March 31, 2012 did not change materially, other than as disclosed in Notes 5 and 14 to our accompanying unaudited consolidated financial statements included elsewhere in this Quarterly Report and from the disclosures in Item 7 of our 2011 Annual Report.

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

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at March 31, 2012, and from which we may incur future gains or losses from changes in market interest rates or commodity prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

For a complete discussion of our open commodity derivatives as of March 31, 2012, please see Note 8 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

Our ultimate realized gain or loss with respect to commodity price fluctuations will depend on the future exposures that arise during the period, our hedging strategies at the time and commodity prices at the time.

Most of our crude oil production is Heavy Louisiana Sweet (“HLS”). Through June 30, 2011, we have utilized West Texas Intermediate (“WTI”), NYMEX based derivatives as the means of hedging our fixed price commodity risk thereby resulting in HLS/WTI basis exposure. Historically the basis differential between HLS and WTI has been relatively small and predictable. Over the past five years, HLS has averaged approximately $1 per barrel premium to WTI. Since the beginning of 2011, the HLS/WTI basis differential and volatility has increased with HLS carrying as much as a $30 per barrel premium to WTI. During the quarter ended September 30, 2011, the Company began including ICE Brent Futures (“Brent”) collars and three-way collars in our hedging portfolio as we believe that the Brent prices are more reflective of our realized crude oil production pricing (HLS). Thus by including Brent benchmarks in our crude hedging, we can more appropriately manage our exposure and price risk.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarterly period ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our financial position, results of operations or cash flows.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Conversion of Preferred Stock

During February and March 2012, we cancelled and converted a total of 235,780 shares of our 5.625% Preferred Stock into a total of 2,318,961 shares of Common Stock. In addition to the stated conversion rate of 9.8353 common shares per preferred share, we paid cash of $6.1 million, of which $0.7 million was paid towards accrued dividends and the remaining $5.4 million was paid to induce the conversion.

Repurchases of Common Stock

The following table presents information about repurchases of our common stock during the nine months ended March 31, 2012:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Pubicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2011 through August 31, 2011	255,700	$26.14

(a)	Reflects the number of shares of common stock purchased through open-market transactions for future issuances to employees under our benefit plans.

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not Applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following
3.1	Altered Memorandum of Association of Energy XXI (Bermuda) Limited	3.1 to the Company’s Form 8-K filed on November 9, 2011
3.2	Bye-Laws of Energy XXI (Bermuda) Limited	3.2 to the Company’s Form 8-K filed on November 9, 2011
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Schema Document	Furnished herewith
101.CAL	XBRL Calculation Linkbase Document	Furnished herewith
101.DEF	XBRL Definition Linkbase Document	Furnished herewith
101.LAB	XBRL Label Linkbase Document	Furnished herewith
101.PRE	XBRL Presentation Linkbase Document	Furnished herewith

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

ENERGY XXI (BERMUDA) LIMITED
By: /S/ DAVID WEST GRIFFIN David West Griffin Duly Authorized Officer and Chief Financial Officer
By: /S/ HUGH A. MENOWN Hugh A. Menown Duly Authorized Officer and Senior Vice President, Chief Accounting Officer and Chief Information Officer

Date: May 3, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following
3.1	Altered Memorandum of Association of Energy XXI (Bermuda) Limited	3.1 to the Company’s Form 8-K filed on November 9, 2011
3.2	Bye-Laws of Energy XXI (Bermuda) Limited	3.2 to the Company’s Form 8-K filed on November 9, 2011
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Schema Document	Furnished herewith
101.CAL	XBRL Calculation Linkbase Document	Furnished herewith
101.DEF	XBRL Definition Linkbase Document	Furnished herewith
101.LAB	XBRL Label Linkbase Document	Furnished herewith
101.PRE	XBRL Presentation Linkbase Document	Furnished herewith