Form 10-K
period 2012-06-30
ENERGY XXI (BERMUDA) LTD
filed 2012-08-09
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $1,704,223,329 based on the closing sale price of $31.88 per share as reported on The NASDAQ Global Select Market on December 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding on July 31, 2012 was 79,275,890.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2012 Annual Meeting of Shareholders, which will be filed within 120 days of June 30, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

GLOSSARY OF TERMS

Below is a list of terms that are common to our industry and used throughout this Annual Report on Form 10-K:

Bbls	Standard barrel containing 42 U.S. gallons	MMBbls	One million Bbls
Mcf	One thousand cubic feet	MMcf	One million cubic feet
Btu	One British thermal unit	MMBtu	One million Btu
BOE	Barrel of oil equivalent. Natural gas is converted into one BOE based on six Mcf of gas to one barrel of oil	MBOE	One thousand BOEs
DD&A	Depreciation, Depletion and Amortization	MMBOE	One million BOEs

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

Completion refers to the work performed and the installation of permanent equipment for the production of natural gas and/or crude oil from a recently drilled or recompleted well.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K (this “Form 10-K”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include those described in (1) Part I, “Item 1A. Risk Factors” and elsewhere in this Form 10-K, (2) our reports and registration statements filed from time to time with the SEC and (3) other public announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date upon which they are made, whether as a result of new information, future events or otherwise.

PART I

Item 1.  Business

Overview

We are an independent oil and natural gas exploration and production company with operations focused in the U.S. Gulf Coast and the Gulf of Mexico. Our business strategy includes: (1) acquiring producing oil and gas properties; (2) exploiting and exploring our core assets to enhance production and ultimate recovery of reserves; and (3) utilizing a portion of our capital program to explore the ultra-deep trend for potential oil and gas reserves. As of June 30, 2012, our estimated net proved reserves were 119.6 million BOE, of which 71% was oil and 68% was proved developed. Of the oil, 94% was crude oil and condensate with natural gas liquids comprising the remaining 6%. We are the third largest oil producer on the Gulf of Mexico Shelf with interest in six of the eleven largest oil fields in the Gulf of Mexico Shelf.

We were originally formed and incorporated in July 2005 as an exempted company under the laws of Bermuda to serve as a vehicle for the acquisition of oil and gas reserves and related assets. In October 2005, we completed a $300 million initial public offering of common stock and warrants on the Alternative Investment Market of the London Stock Exchange (“AIM”). On August 1, 2007, our common stock was admitted for trading on The NASDAQ Capital Market and on August 12, 2011, our common stock was admitted for trading on the Nasdaq Global Select Market (“NASDAQ”).

Since our inception in 2005, we have completed five major acquisitions for aggregate cash consideration of approximately $2.5 billion. In February 2006, we acquired Marlin Energy, L.L.C. (“Marlin”) for total cash consideration of approximately $448.4 million. In June 2006, we acquired Louisiana Gulf Coast producing properties from affiliates of Castex Energy, Inc. (“Castex”) for approximately $312.5 million in cash (the “Castex Acquisition”). In June 2007, we purchased certain Gulf of Mexico shelf properties (the “Pogo Properties”) from Pogo Producing Company for approximately $415.1 million (the “Pogo Acquisition”). In November 2009, we acquired certain Gulf of Mexico shelf oil and natural gas interests from MitEnergy Upstream LLC (“MitEnergy”), a subsidiary of Mitsui & Co., Ltd., for total cash consideration of $276.2 million (the “Mit Acquisition”). On December 17, 2010, we acquired certain shallow-water Gulf of Mexico shelf oil and natural gas interests from affiliates of Exxon Mobil Corporation (“ExxonMobil”) for cash consideration of $1.01 billion (the “ExxonMobil Acquisition”).

Business Strategy

Acquire Producing Assets.  Our acquisition strategy is to target mature, oil-producing properties in the Gulf of Mexico and the U.S. Gulf Coast that have not been thoroughly depleted by prior operators. We believe these areas will provide us with an inventory of low-risk recompletion and extension opportunities in our geographic area of expertise.

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

Explore the Ultra-Deep Trend.  Using a portion of our exploration budget, we explore for ultra-deep reserves on the shelf (depths in excess of 20,000 feet and water depths of less than 150 feet) and onshore (depths in excess of 20,000 feet) of the Gulf of Mexico, for each target that we believe has potential for significant reserves. Ultra-deep is considered a well that drills below the salt/saltweld. Since 2008, we have partnered with McMoRan Exploration Company to explore the ultra-deep trend. Including the Davy Jones discovery well, Davy Jones Offset, Blackbeard East, Lafitte and Blackbeard West wells, the McMoRan-operated group (in which we have various interests) has identified approximately 15 ultra-deep prospects in shallow water near existing infrastructure. In addition we will participate in three onshore ultra-deep prospects located in South Louisiana. The group’s current sub-salt drilling plans include 2 to 3 exploratory wells. We have participated in 7 wells to date with our participations ranging from approximately 9% to 20%. Of these wells, one has been temporarily abandoned pending further evaluation, three are temporarily abandoned pending facilities and completions, two are currently drilling and one is currently being tested. We target to spend less than 10% of our budgeted cash flow on our exploration activities on the ultra-deep trend.

Business Strengths

Significant Technical Expertise.  We have assembled a technical staff with an average of over 23 years of industry experience. Our technical staff has specific expertise in developing our core properties. Additionally, members of our senior management team average over 27 years of operating experience in the Gulf of Mexico. We also own an extensive core focused seismic database covering approximately 5,670 square miles, which assists us in identifying attractive development and exploration drilling opportunities.

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

Geographically Focused Properties in the Gulf of Mexico.  We operate geographically focused producing properties located in the Gulf of Mexico waters and the U.S. Gulf Coast that give us the opportunity to minimize logistical costs and reduce staffing requirements.

General Information on Properties

Our properties are primarily located in the Gulf of Mexico waters and the U.S. Gulf Coast. Below are descriptions of our significant properties at June 30, 2012 which represent approximately 83% of our net proved reserves and 88% of our future net revenues, discounted at 10%.

Main Pass 61 Field.  We operate and have a 100% working interest in the Main Pass 61 field, located near the mouth of the Mississippi River in approximately 90 feet of water on Outer Continental Shelf (“OCS”) blocks Main Pass 60, 61, 62 and 63. The field was discovered by Pogo in 2000, and has produced in excess of 51 MMBOE since production first began in 2002, from four Upper Miocene sands. The primary producer is the J-6 Sand, which consists of a series of stratigraphic traps, located along regional south dip, in a normal pressure environment. The two larger J-6 Sand stratigraphic pods are black oil reservoirs that are being waterflooded to maximize recovery. There are 22 producing wells and three major production platforms located throughout the field. The field’s average net production for the quarter ended June 30, 2012 of 6.4 MBOE/Day (“MBOED”), accounted for approximately 13% of our net production for the quarter. Net proved reserves for the field, which is our largest field based upon net proved reserves, were 89% oil at June 30, 2012.

West Delta 73.  We operate and have a 100% working interest in the West Delta 73 field, located 28 miles offshore of Grand Isle, Louisiana in approximately 175 feet of water on OCS. The field, which was first discovered in 1962 by Humble Oil and Refining, is a large low relief faulted anticline. The field produces from Pleistocene through Upper Miocene aged sands trapped structurally over a large anticlinal feature from 1,500 feet to 13,000 feet. The field has produced in excess of 376 MMBOE. There are six production platforms and 34 active and 30 shut-in wells located throughout the field. The field’s average net production for the quarter ended June 30, 2012 was 4.2 MBOED. Net proved reserves for the field were 84% oil at June 30, 2012. This field is the seventh largest oil field on the Gulf of Mexico Shelf.

West Delta 30.  We operate the West Delta 30 field, located 21 miles offshore of Grand Isle, Louisiana in approximately 45 feet of water on OCS. The working ownership varies based on unit ownership from 100% to 50% with Maritech being the operator in some wells on the West flank. The field, which was discovered in 1948 by Humble Oil and Refining, is a large salt dome. Pleistocene through Upper Miocene sands are trapped structurally by radial faulting on the flanks of the salt piercement. Productive sands range from 2,000 feet to 17,500 feet in depth and generally produce using moderate water drive. Minor faulting that is secondary to the major normal fault separates hydrocarbon accumulations into individual compartments. The field has produced in excess of 731 MMBOE. There are 12 production platforms and 46 active wells located throughout the field. The field’s average net production for the quarter ended June 30, 2012 was 2.8 MBOED. Net proved reserves for the field were 80% oil at June 30, 2012. This field is the largest oil field on the Gulf of Mexico Shelf.

South Pass 49 Field.  We have a 100% working interest in and operate the South Pass 49 field Unit, which is located near the mouth of the Mississippi River in approximately 400 feet of water. The field was discovered by Gulf Oil in 1974. The field produces from Lower Pliocene sands, which consist of the Discorbis 69 and Discorbis 70 sands, ranging in depths from 8,700 to 9,400 feet, on OCS blocks South Pass 33, 48, and 49. We also have a 57% working interest in and operate all sands located at depths above and below the Discorbis 69 and 70 units. The field is produced from one central production platform. The field’s average net production for the quarter ended June 30, 2012 was 2.2 MBOED. Net proved reserves for the field were 64% oil at June 30, 2012.

Main Pass 73 Field.  We have a 100% working interest in and operate the Main Pass 73 field, located in approximately 100 feet of water near the mouth of the Mississippi River and in close proximity to the Main Pass 61 field. This field consists of OCS blocks Main Pass 72, 73, and part of 74. The field was originally discovered in 1976 by Mobil and production began in 1979. Production is from the Upper Miocene sands ranging in depths from 5,000 to 12,500 feet. Three producing platforms and one central facility are located throughout the field. We also have ownership in two Petroquest operated gas condensate wells on Main Pass 74. Average net production from the complex for the quarter ended June 30, 2012 was 5.7 MBOED and accounted for approximately 12% of our net production for the quarter. Net proved reserves for the field were 69% oil at June 30, 2012.

South Timbalier 21 Field.  We operate and have a 100% working interest in the South Timbalier 21 field, located six miles offshore of Lafourche Parish, Louisiana in approximately 50 feet of water on OCS blocks South Timbalier 21, 22, 23, 27 and 28, as well as on two state leases. In addition, we were the high bidder on South Timbalier Block 22 and received notice that the bid was accepted on August 9, 2012. The field was discovered by Gulf Oil in the late 1950s and has produced in excess of 326 MMBOE since production first began in 1957. The field is bounded on the north by a major Miocene expansion fault. Miocene sands are trapped structurally and stratigraphically from 7,000 feet to 15,000 feet in depth. Minor faulting that is secondary to the major normal fault separates hydrocarbon accumulations into individual compartments. There are 10 major production platforms and 44 smaller structures located throughout the field. The field’s average net production for the quarter ended June 30, 2012 was 2.3 MBOED. Net proved reserves for the field were 84% oil at June 30, 2012. This field is the ninth largest oil field on the Gulf of Mexico Shelf.

Grand Isle 16/18.  We operate and have a 100% working interest in the Grand Isle 16/18 field, located seven miles offshore of Lafourche Parish, Louisiana in approximately 50 feet of water on OCS. The field was originally discovered in 1948 by Humble Oil and Refinery and production begin in 1948. The field consists of two separate shallow piercement salt domes. Pleistocene through Miocene Sands are trapped structurally and stratigraphically from 6,000 feet to 16,000 feet in depth against the salt piercements. Radial faulting separates hydrocarbon accumulations into individual compartments. The field has produced in excess of 517 MMBOE. There are 15 production platforms and 48 active and 33 shut-in wells located throughout the field. The field’s average net production for the quarter ended June 30, 2012 was 10.6 MBOED and accounted for approximately 22% of our net production for the quarter. Net proved reserves for the field were 76% oil at June 30, 2012. This field is the fifth largest oil field on the Gulf of Mexico Shelf.

South Timbalier 54 Field.  We operate and have a 100% working interest in the South Timbalier 54 field, located 36 miles offshore of Lafourche Parish, Louisiana in approximately 67 feet of water on OCS. The field was originally discovered in 1955 by Humble Oil and Refinery. The field is set up at the confluence of regional and counter/regional fault systems. Pleistocene through Miocene sands are trapped from 4,800 feet to 17,000 feet in shallow low relief structures over a deeper seated salt dome and in some combination of structural and stratigraphic traps against salt at depth. Minor faulting separates hydrocarbon accumulations into individual compartments. The field has produced in excess of 142 MMBOE. There are five production platforms and 27 active and 17 shut-in wells located throughout the field. The field’s average net production for the quarter ended June 30, 2012 was 3.6 MBOED. Net proved reserves for the field were 69% oil at June 30, 2012.

Bayou Carlin Field.  We currently have a 19% working interest in this field operated by McMoRan located onshore South Louisiana. The discovery well, C.M. Peterson Jr. #1 (Laphroaig) was drilled to 20,250 feet measured depth and put on production in 2007 and has produced 6.1 MMBOE to date. In April 2011, the second well in the field, Laphroaig #2 (Pontiff) was drilled to a total depth of 21,099 feet measured depth and has produced 2.5 MMBOE to date. The field’s average net production for the quarter ended June 30, 2012 was 1.2 MBOED. Net proved reserves for the field were 93% gas at June 30, 2012.

Ultra-Deep Trend Exploration and Development Activity

We participate with McMoRan Exploration Company in several prospects in the ultra-deep shelf and onshore area in the Gulf of Mexico. Data received to date from ultra-deep shelf drilling with respect to the Davy Jones and Blackbeard West discovery wells in the Gulf of Mexico confirm geologic modeling that correlates objective sections on the shelf below the salt weld in the Miocene and older age sections to those productive sections seen in deepwater discoveries by other industry participants. In addition to Davy Jones and Blackbeard West, we have also identified approximately 15 ultra-deep prospects in shallow water near existing infrastructure. In addition we will participate in three onshore ultra-deep prospects located in South Louisiana. From January 2008 through June 2012 we drilled the Blackbeard East, Lafitte, Blackbeard West, Blackbeard West No. 2 and Lineham Creek exploratory wells and completed delineation drilling at Davy Jones. Current sub-salt drilling plans include 2 to 3 exploratory wells. We expect to have sufficient cash flow from operations to fund our current commitments related to our ultra-deep trend exploration and development activity.

As previously reported, we have drilled two successful sub-salt wells in the Davy Jones field. The Davy Jones No. 1 well logged 200 net feet of pay in multiple Wilcox sands, which were all full to base. The Davy Jones offset appraisal well (Davy Jones No. 2), which is located two and a half miles southwest of Davy Jones No. 1, confirmed 120 net feet of pay in multiple Wilcox sands, indicating continuity across the major structural features of the Davy Jones prospect, and also encountered 192 net feet of potential hydrocarbons in the Tuscaloosa and Lower Cretaceous carbonate sections. We expect to commence the completion of the Davy Jones No. 2 well in early 2013. The Davy Jones field involves a large ultra-deep structure encompassing four OCS lease blocks (20,000 acres). As of June 30, 2012, our investment in both wells in the Davy Jones field was approximately $111 million.

Davy Jones.  The Davy Jones No. 1 well on South Marsh Island Block 230 was successfully completed in March 2012 and work is ongoing to establish commercial production from the well. The perforation of the Wilcox “D” sand in March 2012 resulted in positive pressure build-up in the wellbore followed by a gas flare from the well. Initial samples indicated that the natural gas from the Wilcox “D” sand is high quality and contains low levels of CO2 and no H2S is present. Blockage from drilling fluid associated with initial drilling operations prevented the group from obtaining a measurable flow rate. Attempts to perforate the Wilcox “C” sand did not clear the blockage. In April 2012, the group commenced operations to remove the tubing from the well, clear the residual drilling fluid, and remove the perforating guns currently set across the Wilcox “F” sand to provide access to all of the Wilcox reservoirs (“A” through “F”) totaling 200 net feet. To maximize production from the well and enable effective formation penetrations, the group used electric wireline casing guns that are larger than the tubing guns used to perforate the Wilcox “C” and “D” sands. We expect the operations currently underway will enable a measurable flow rate during the first quarter of Fiscal 2013, followed by commercial production shortly thereafter. In June 2012, the operator successfully perforated 165 feet of Wilcox sands in the Davy Jones No.1 well with electric wireline casing guns. The operator expects to conduct a measurable flow test within the September 30, 2012 quarter.

Blackbeard East.  The Blackbeard East ultra-deep exploration by-pass well was drilled to a total depth of 33,318 feet in January 2012. Exploration results from the well indicate the presence of hydrocarbons below the salt weld in geologic formations including Upper/Middle Miocene, Frio, Vicksburg, and Sparta carbonate. The Frio sands are the first hydrocarbon bearing Frio sands encountered either on the Gulf of Mexico (“GOM”) Shelf or in the deepwater offshore Louisiana. Pressure and temperature data below the salt weld between 19,500 feet and 24,600 feet at Blackbeard East indicate that a completion at these depths could utilize conventional equipment and technologies. The operator holds the lease rights to South Timbalier Block 144 through August 17, 2012 and is submitting initial development plans for Blackbeard East to the Bureau of Safety and Environmental Enforcement of the United States Department of the Interior. The operator plans to test and complete the upper Miocene sands during 2013 using conventional equipment and technologies. Additional plans for further development of the deeper zones continue to be evaluated. The group’s ability to preserve the interest in Blackbeard East will require approval from the Bureau of Safety and Environmental Enforcement of the development plans. Blackbeard East is located in 80 feet of water on South Timbalier Block 144. As of June 30, 2012, our investment in the well totaled approximately $50 million.

Lafitte.  The Lafitte ultra-deep exploration well, which is located on Eugene Island Block 223 in 140 feet of water, was drilled to a total depth of 34,162 feet in March 2012. Exploration results from the well indicate the presence of hydrocarbons below the salt weld in geologic formations including Middle/Lower Miocene, Frio, Vicksburg, and Sparta carbonate. The Upper Eocene sands are the first hydrocarbon bearing Upper Eocene sands encountered either on the GOM Shelf or in the deepwater offshore Louisiana. The group is evaluating development options associated with these formations. As of June 30, 2012, our investment in the well totaled approximately $40 million.

Blackbeard West.  Information gained from the Blackbeard East and Lafitte wells will enable us to consider priorities for future operations at Blackbeard West. As previously reported, the Blackbeard West ultra-deep exploratory well on South Timbalier Block 168 was drilled to 32,997 feet in 2008. Logs indicated four potential hydrocarbon bearing zones that require further evaluation, and the well was temporarily abandoned. The Blackbeard West No. 2 ultra-deep exploration well commenced drilling on November 25, 2011 and is drilling below 21,100 feet. The well, which is located on Ship Shoal Block 188 within the Blackbeard West unit, is targeting Miocene aged sands seen below the salt weld approximately 13 miles east at Blackbeard East and has a proposed total depth of 24,500 feet. In May 2012 the operator set a liner after the well encountered a high pressure gas flow immediately below the salt weld. If successful, completion could utilize conventional equipment and technologies. Our investment in both Blackbeard West wells totaled approximately $43 million at June 30, 2012.

Lineham Creek.  The Lineham Creek exploration prospect, operated by Chevron U.S.A. Inc., which is located onshore in Cameron Parish, Louisiana commenced drilling on December 31, 2011. The well, which is targeting Eocene and Paleocene objectives below the salt weld, is currently drilling below 20,700 feet towards a proposed total depth of 29,000 feet. As of June 30, 2012, our investment in the Lineham Creek well totaled approximately $8 million.

Reserve Estimation Procedures

The information included in this Form 10-K about our proved reserves represents evaluations prepared by Netherland, Sewell & Associates, Inc., independent oil and gas consultants (“NSAI”). NSAI has prepared evaluations on all of our proved reserves on a valuation basis and the estimates of proved crude oil and natural gas reserves attributable to our net interests in oil and gas properties as of June 30, 2012. The scope and results of NSAI’s procedures are summarized in a letter, which is included as Exhibit 99.1 to this Form 10-K. For further information on reserves, including information on future net cash flows and the standardized measure of discounted future net cash flows, see “Item 8. Financial Statements and Supplementary Data.”

Internal Controls for Reserve Estimation

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

The reserve estimates prepared by NSAI are then reviewed by our Vice President of Corporate Development and members of our senior engineering staff in order to ensure that our reserve estimates are complete and accurate and are in accordance with the rules and regulations of the SEC. Following the review of our Vice President of Corporate Development, NSAI and our senior engineering staff present their respective reserve estimates to our board of directors for review.

The preparation of our reserve estimates is in accordance with our prescribed internal control procedures, which include verification of input data into a reserve forecasting and economic evaluation software, as well as management review. The internal controls include, but are not limited to, the following:

•	a comparison of historical expenses is made to the lease operating costs in the reserve database;
•	updated capital costs are supplied by our Operations Department;
•	internal reserves estimates are reviewed by well and by area by engineering personnel. A variance by well to the previous year-end reserve report and quarter-end reserve estimate is used as a tool in this process;
•	material reserve variances are discussed among the internal reservoir engineers and the Vice President of Corporate Development to ensure the best estimate of remaining reserves; and
•	the internal reserves estimates are reviewed by senior management prior to publication.

Technologies Used in Reserve Estimation

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

Qualifications of Third Party Engineers

NSAI provides worldwide petroleum property analysis services for energy clients, financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-002699. The technical person primarily responsible for the preparation of our reserves estimates has been a practicing consulting petroleum engineer at NSAI since 1997 and has over 31 years of practical experience in petroleum engineering. He graduated with a Bachelor of Science in Petroleum Engineering. NSAI has informed us that he meets or exceeds the education, training, and experience requirements set forth in the “Standards Pertaining to the Estimating and

Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers and is proficient in the application of industry standard practices to engineering evaluations as well as the application of SEC and other industry definitions and guidelines. The technical work was conducted by a team of six NSAI petroleum engineers and geoscientists having an average industry experience of 21 years.

Because these estimates depend on many assumptions, any or all of which may differ from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered.

Summary of Oil and Gas Reserves at June 30, 2012

The following estimates of the net proved oil and natural gas reserves of our oil and gas properties located entirely within the U.S. are based on evaluations prepared by third-party reservoir engineers. Reserves were estimated in accordance with guidelines established by the SEC, which require that reserve estimates be prepared under existing economic and operating conditions with no provisions for price and cost changes except by contractual arrangements. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, reserve estimates are expected to change as additional performance data becomes available.

	Summary of Oil and Gas Reserves as of June 30, 2012 Based on Average Fiscal-Year Prices
	Oil (MBbls)	Natural Gas (MMcf)	MBOE	Percent of Total Proved	PV-10 (in thousands)(1)
Proved
Developed	63.3	110.4	81.7	68%	$3,138,806
Undeveloped	21.5	98.6	37.9	32%	1,158,639
Total Proved	84.8	209.0	119.6		4,297,445
Future Income taxes					1,377,363
10% discount					385,407
Future income taxes discounted at 10%					991,956
Standardized measure of future discounted net cash flows					$3,305,489

(1)	We refer to “PV-10” as the present value of estimated future net revenues of estimated proved reserves as calculated by NSAI using a discount rate of 10%. This amount includes projected revenues, estimated production costs and estimated future development costs. PV-10 is not a financial measure prescribed under generally accepted accounting principles (“GAAP”); therefore, the table reconciles this amount to the standardized measure of discounted future net cash flows, which is the most directly comparable GAAP financial measure. Management believes that the non-GAAP financial measure of PV-10 is relevant and useful for evaluating the relative monetary significance of oil and natural gas properties. PV-10 is used internally when assessing the potential return on investment related to oil and natural gas properties and in evaluating acquisition opportunities. We believe the use of this pre-tax measure is valuable because there are unique factors that can impact an individual company when estimating the amount of future income taxes to be paid. Management believes that the presentation of PV-10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and natural gas companies. PV-10 is not a measure of financial or operating performance under GAAP, nor is it intended to represent the current market value of our estimated oil and natural gas reserves. PV-10 should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under GAAP. The average oil price prior to quality, transportation fees, and regional price differentials was $115.08 per barrel of oil (calculated using the unweighted average first-day-of-the-month Heavy Louisiana Sweet posted prices during the 12-month period ending on June 30, 2012). The report forecasts crude oil and NGL production separately. The average realized adjusted product prices weighted by production over the remaining lives of the properties, used to determine future net revenues were $113.36 per barrel of oil and $56.92 per barrel of NGLs, after adjusting for quality, transportation fees, and regional price differentials. The $113.36 per barrel realized oil price compares to an unweighted average first-day-of-the-month West

Texas Intermediate price of $95.67 per barrel (differential of +$17.69 per barrel), and an unweighted average first-day-of-the-month Brent price of $112.49 per barrel (differential of +$0.87 per barrel)
For natural gas, the average Henry Hub price used was $3.15 per MMBtu, prior to adjustments for energy content, transportation fees, and regional price differentials (calculated using the unweighted average first-day-of-the-month Henry Hub spot price). The average adjusted realized gas price, weighted by production over the remaining lives of the properties used to determine future net revenues, was $3.296 per MCF after adjusting for energy content, transportation fees, and regional price differentials.

Changes in Proved Reserves

Our total proved reserves increased 3.0 MMBOE from 116.6 MMBOE at June 30, 2011 to 119.6 MMBOE at June 30, 2012.

Development of Proved Undeveloped Reserves

Our proved undeveloped reserves at June 30, 2012 were 37.9 MMBOE. Future development costs associated with our proved undeveloped (“PUD”) reserves at June 30, 2012 totaled approximately $531.1 million. In the fiscal year ended June 30, 2012, we developed approximately 4% of our proved undeveloped reserves as of June 30, 2011, consisting of 5 gross, 4.9 net wells at a net cost of approximately $24.3 million. Four PUD’s were not converted into proved developed reserves within the five year requirement at June 30, 2012. Main Pass 61 OCS-G 16493 A-3 and Main Pass 73 B-19 ST are both sidetrack PUDs, but are still producing and cannot be drilled until the PDP zone in each well depletes. South Pass 49 OCS-G 2177 A-2 ST and A-10 ST were not converted because SP 49’s “A” platform is located in a mudslide area and had not been certified for drilling until May 2012, when Bureau of Safety and Environmental Enforcement certified that the platform met conditions for acceptance criteria.

The following table discloses our progress toward the conversion of proved undeveloped reserves during the fiscal year ended June 30, 2012.

	Crude Oil and Natural Gas	Future Development Costs
	(MBOE)	(In thousands)
Proved undeveloped reserves at June 30, 2011	35,020	$406,649
Extensions and discoveries	8,041	185,266
Revisions of previous estimates	(1,490)	(30,595)
Reclassification of proved undeveloped(1)	(2,123)	(5,889)
Conversions to proved developed reserves	(1,517)	(24,300)
Total proved undeveloped reserves added	2,911	124,482
Proved undeveloped reserves at June 30, 2012	37,931	$531,131

(1)	Relates to the reclassification of proved undeveloped reserves to probable reserves due to the SEC five-year development rule.

Drilling Activity

The following table sets forth our drilling activity.

	Year Ended June 30,
	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Productive wells drilled
Development	13.0	10.4	10.0	6.0	3.0	1.5
Exploratory	—	—	4.0	1.0	3.0	0.6
Total	13.0	10.4	14.0	7.0	6.0	2.1
Non productive dry wells drilled
Development	1.0	0.1	1.0	0.3	1.0	1.0
Exploratory	2.0	1.3	3.0	1.3	3.0	1.6
Total	3.0	1.4	4.0	1.6	4.0	2.6

Present Activities

As of June 30, 2012, ten gross wells, representing approximately 5.3 net wells, were being drilled.

Delivery Commitments

As of June 30, 2012, we had no delivery commitments.

Productive Wells

Our working interests in productive wells follow.

	June 30,
	2012		2011
	Gross	Net	Gross	Net
Natural Gas	93	40	88	56
Crude Oil	357	270	331	257
Total	450	310	419	313

Acreage

Working interests in developed and undeveloped acreage follow.

	June 30, 2012
	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Onshore	40,213	19,201	22,339	7,984	62,552	27,185
Offshore	328,748	220,301	201,940	70,580	530,688	290,881
Total	368,961	239,502	224,279	78,564	593,240	318,066

The following table summarizes potential expiration of our onshore and offshore undeveloped acreage.

	Year Ending June 30,
	2013		2014		2015
	Gross	Net	Gross	Net	Gross	Net
Onshore	2,876	2,108	1,699	1,338	221	168
Offshore	45,760	16,947	29,598	24,918	75,447	13,583
Total	48,636	19,055	31,297	26,256	75,668	13,751

Capital Expenditures, Including Acquisitions and Costs Incurred

Property acquisition costs:

	Year Ended June 30,
	2012	2011	2010
	(In Thousands)
Oil and Gas Activities
Development	$383,495	$180,191	$92,949
Exploration	183,397	98,133	51,030
Acquisitions	6,401	1,012,262	293,037
Administrative and other	3,778	2,909	1,133
Capital expenditures, including acquisitions	577,071	1,293,495	438,149
Asset retirement obligations and other, net	(55,399)	205,702	17,996
Total costs incurred	$521,672	$1,499,197	$456,145

Oil and Gas Production and Prices

Our average daily production represents our net ownership and includes royalty interests and net profit interests owned by us. Our average daily production and average sales prices follow.

	Year Ended June 30,
	2012	2011	2010
Sales Volumes per Day
Natural gas (MMcf)	81.5	67.2	42.6
Crude oil (MBbls)	30.5	23.4	14.7
Total (MBOE)	44.1	34.6	21.8
Percent of BOE from crude oil	69%	68%	67%
Average Sales Price
Natural gas per Mcf	$2.97	$4.15	$4.47
Hedge gain per Mcf	0.94	1.54	2.68
Total natural gas per Mcf	$3.91	$5.69	$7.15
Crude oil per Bbl	$106.17	$90.95	$71.73
Hedge gain (loss) per Bbl	0.04	(6.80)	0.75
Total crude oil per Bbl	$106.21	$84.15	$72.48
Sales price per BOE	$78.97	$69.59	$57.09
Hedge gain (loss) per BOE	1.77	(1.61)	5.74
Total sales price per BOE	$80.74	$67.98	$62.83

Oil and Gas Production, Prices and Production Costs — Significant Fields

The following field contains 15% or more of our total proved reserves as of June 30, 2012. Our average daily production, average sales prices and production cost follow.

	Year Ended June 30,
	2012	2011	2010
Main Pass 61
Sales Volumes per Day
Natural gas (MMcf)	4.1	3.0	3.5
Crude oil (MBbls)	6.5	7.2	5.8
Total (MBOE)	7.2	7.7	6.4
Percent of BOE from crude oil	90%	94%	91%
Average Sales Price
Natural gas per Mcf	$2.91	$4.44	$4.99
Crude oil per Bbl	$105.94	$88.62	$75.37
Production Costs per BOE	$9.77	$10.30	$11.37

Production Unit Costs

Our production unit costs follow. Production costs include lease operating expense and production taxes.

	Year Ended June 30,
	2012	2011	2010
Average Costs per BOE
Production costs
Lease operating expense
Insurance expense	$1.77	$2.21	$3.48
Workover and maintenance	3.49	2.62	2.47
Direct lease operating expense	13.99	14.12	12.01
Total lease operating expense	19.25	18.95	17.96
Production taxes	0.45	0.26	0.53
Total production costs	$19.70	$19.21	$18.49
Gathering and transportation	$1.01	$0.98	—
Depreciation, depletion and amortization rates	$22.76	$23.22	$22.87

Sale of Certain Onshore Properties

In 2011, we closed on the sales of certain onshore crude oil and natural gas properties for cash consideration of $39.6 million. The properties included approximately 70 producing wells in 20 fields with net production on the date of sale of approximately 8 MMcf/d of natural gas and 285 Bbl/d of crude oil, or a total equivalent of 1.6 MBOE/d.

Derivative Activities

We actively manage price risk and hedge a high percentage of our proved developed producing reserves to enhance revenue certainty and predictability. In connection with our acquisitions, we enter into hedging arrangements to minimize commodity downside exposure. We believe that our disciplined risk management strategy provides substantial price protection so that our cash flow is largely driven by production results rather than commodity prices. This greater price certainty allows us to efficiently allocate our capital resources and minimize our operating cost. For further information regarding our risk management activities, please read “Item 7A Quantitative and Qualitative Disclosures About Market Risk.”

Marketing and Customers

We market substantially all of our oil and natural gas production from the properties we operate. We also market more than half of our oil and natural gas production from the fields we do not operate. The majority of our operated oil gas production is sold to a variety of purchasers under short-term (less than 12 months) contracts at market-based prices.

Shell Trading Company (“Shell”) accounted for approximately 32%, 61% and 62% of our total oil and natural gas revenues during the years ended June 30, 2012, 2011 and 2010, respectively. ExxonMobil Corporation (“ExxonMobil”) accounted for approximately 37% and 22% of our total oil and natural gas revenues during the years ended June 30, 2012 and 2011, respectively. J.P. Morgan Ventures Energy Corporation (“J.P. Morgan”) accounted for 18% of our total oil and natural gas revenues during the year ended June 30, 2012. We also sell our production to a number of other customers, and we believe that those customers, along with other purchasers of oil and natural gas, would purchase all or substantially all of our production in the event that Shell, ExxonMobil and or J.P. Morgan curtailed their purchases.

We transport a portion of our oil and gas through third-party gathering systems and pipelines. Transportation space on these gathering systems and pipelines is normally readily available. Our ability to market our oil and gas has at times been limited or delayed due to restricted or unavailable transportation space or weather damage, and cash flow from the affected properties has been and could continue to be adversely impacted.

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

FERC has issued certain market transparency rules pursuant to its EPAct 2005 authority, which may affect some or all of our operations. FERC issued a final rule in 2007, as amended by subsequent orders on rehearing (“Order 704”), which requires wholesale buyers and sellers of more than 2.2 million MMBtu of physical natural gas in the previous calendar year, including natural gas producers, gatherers, processors, and marketers, to report, on May 1 of each year beginning in 2009, aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to, or may contribute to, the formation of price indices, as explained in the order. It is the responsibility of the reporting entity to determine which transactions should be reported based on the guidance of Order 704. In addition, on November 20, 2008, FERC issued a final rule pursuant to its EPAct 2005 authority regarding daily scheduled flows and capacity posting requirements, as amended by subsequent orders on rehearing (“Order 720”). Under Order 720, certain non-interstate pipelines delivering, on an annual basis, more than an average of 50 million MMBtu of gas over the previous three calendar years, are required to post certain information daily regarding the pipeline’s capacity and scheduled flows for each receipt and delivery point that has a design capacity equal to or greater than 15,000 MMBtu per day. Over the previous three calendar years, we have delivered, on average, less than 50 million MMBtu of gas, and therefore we believe that we are currently exempt from Order 720.

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

Under the EPAct of 1992, petroleum pipeline rates in effect for the 365-day period ending on the date of enactment of the EPAct of 1992 are deemed to be just and reasonable under the ICA, if such rates had not been subject to complaint, protest or investigation during that 365-day period. Generally, complaints against such “grandfathered” rates may only be pursued if the complainant can show that a substantial change has occurred since the enactment of the EPAct of 1992 in either the economic circumstances of the oil pipeline or in the nature of the services provided that were a basis for the rate. The EPAct of 1992 places no such limit on challenges to a provision of an oil pipeline tariff as unduly discriminatory or preferential.

The FERC generally has not investigated rates on its own initiative when those rates have not been the subject of a protest or complaint by a shipper. Shippers may challenge FERC through protests any proposed, pending interstate oil pipeline rate changes or changes in the rules and regulations governing our transportation service. Shippers may also challenge FERC through complaints regarding effective interstate oil pipeline transportation rates or rules and regulations. Interstate oil pipelines must provide transportation service that is not unduly preferential or unduly discriminatory.

Outer Continental Shelf Regulations.  Our operations on federal oil and gas leases in the Gulf of Mexico are subject to regulation by the BSEE and the Bureau of Ocean Energy Management (BOEM”), successor agencies to the Minerals Management Service. These leases contain relatively standardized terms and require compliance with detailed BSEE and BOEM regulations and orders issued pursuant to various federal laws, including the Outer Continental Shelf Lands Act (“OCSLA”). These laws and regulations are subject to change, and many new requirements were imposed by the BSEE and BOEM subsequent to the April 2010 Deepwater Horizon incident. For offshore operations, lessees must obtain BOEM approval for exploration, development and production plans prior to the commencement of such operations. In addition to permits required from other agencies such as the U.S. Environmental Protection Agency, (the “EPA”), lessees must obtain a permit from the BSEE prior to the commencement of drilling and comply with regulations governing, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells on the OCS, calculation of royalty payments and the valuation of production for this purpose, and removal of facilities. To cover the various obligations of lessees on the OCS, the BOEM generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met, unless the BOEM exempts the lessee from such obligations. The cost of such bonds or other surety can be substantial, and we can provide no assurance that we can continue to obtain bonds or other surety in all cases. Under certain circumstances, the Bureau of Safety and Environmental Enforcement (“BSEE”), a new federal agency created to enforce compliance with safety and environmental rules applicable to OCS activities, may require our operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect our financial condition and operations.

Gathering regulations.  Section 1(b) of the federal Natural Gas Act (“NGA”) exempts natural gas gathering facilities from the jurisdiction of FERC under the NGA. We own certain natural gas pipelines that we believe meet the traditional tests that FERC has used to establish a pipeline’s status as a gatherer not subject to FERC jurisdiction. The distinction between FERC-regulated transmission facilities and federally unregulated gathering facilities is, however, the subject of substantial, ongoing litigation, so the classification and regulation of our gathering lines may be subject to change based on future determinations by FERC, the courts or the U.S. Congress.

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

Environmental Regulations

Various federal, state and local laws and regulations relating to the protection of the environment, including the discharge of materials into the environment, may affect our exploration, development and production operations and the costs of those operations. These laws and regulations, among other things, govern the amounts and types of substances that may be released into the environment, the issuance of permits to conduct exploration, drilling and production operations, the handling, discharge and disposition of waste materials, the reclamation and abandonment of wells, sites and facilities, the establishment of financial assurance requirements for oil spill response costs and the decommissioning of offshore facilities and the remediation of contaminated sites. These laws and regulations may impose liabilities for noncompliance and contamination resulting from our operations and may require suspension or cessation of operations in affected areas.

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

Oil Pollution Act.  The Oil Pollution Act of 1990 (“OPA”) and regulations adopted pursuant to OPA impose a variety of requirements related to the prevention of and response to oil spills into waters of the United States, including the OCS. The OPA subjects owners of oil handling facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters and natural resource damages. Although defenses exist to the liability imposed by OPA, they are limited. OPA also requires owners and operators of offshore oil production facilities to establish and maintain evidence of financial responsibility to cover costs that could be incurred in responding to an oil spill. OPA currently requires a minimum financial responsibility demonstration of $35 million for companies operating on the OCS, although the Secretary of Interior may increase this amount up to $150 million in certain situations. We cannot predict at this time whether OPA will be amended or whether the level of financial responsibility required for companies operating on the OCS will be increased. In any event, if there were to occur an oil discharge or substantial threat of discharge, we may be liable for costs and damages, which costs and liabilities could be material to our results of operations and financial position.

Climate Change.  In December 2009, the U.S. Environmental Protection Agency (the “EPA”) determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the Clean Air Act (“CAA”). The EPA recently adopted two sets of rules regulating greenhouse gas emissions under the CAA, one of which requires a reduction in emissions of greenhouse gases from motor vehicles and the other of which regulates emissions of greenhouse gases from certain large stationary sources, effective January 2, 2011. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including petroleum refineries, on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010, as well as certain onshore oil and natural gas production facilities, on an annual basis, beginning in 2012 for emissions occurring in 2011.

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

The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

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

Employees

We had 215 employees at June 30, 2012. At June 30, 2012, we had no employees represented by labor unions or covered by any collective bargaining agreement. We believe that relations with our employees are good.

Available Information

We file or furnish annual, quarterly and current reports and other documents with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents we file with the SEC at www.sec.gov.

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

For example, the oil and gas properties that we acquired in April 2006 were damaged by both Hurricanes Katrina and Rita, and again by Hurricanes Gustav and Ike and the oil and gas properties that we acquired in June 2007 were damaged by Hurricanes Katrina and Rita. This damage required us to spend time and capital on inspections, repairs, debris removal, and the drilling of replacement wells. In accordance with industry practice, we maintain insurance against some, but not all, of these risks and losses. For additional information, please read “— Our insurance may not protect us against all of the operating risks to which our business is exposed.”

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

Natural gas and oil prices historically have been volatile and are likely to continue to be volatile in the future, especially given current geopolitical and economic conditions. For example, the NYMEX crude oil spot price per barrel for the period between January 1, 2012 and June 30, 2012 ranged from a high of $109.77 to a low of $77.69 and the NYMEX natural gas spot price per MMBtu for the period January 1, 2012 to June 30, 2012 ranged from a high of $3.10 to a low of $1.91. Prices for oil and natural gas fluctuate widely in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors beyond our control, such as:

•	domestic and foreign supplies of oil and natural gas;
•	price and quantity of foreign imports of oil and natural gas;
•	actions of the Organization of Petroleum Exporting Countries and other state-controlled oil companies relating to oil and natural gas price and production controls;
•	level of consumer product demand, including as a result of competition from alternative energy sources;
•	level of global oil and natural gas exploration and productivity;
•	domestic and foreign governmental regulations;
•	level of global oil and natural gas inventories;
•	political conditions in or affecting other oil-producing and natural gas-producing countries, including the current conflicts in the Middle East and conditions in South America and Russia;

•	weather conditions;
•	technological advances affecting oil and natural gas production and consumption;
•	overall U.S. and global economic conditions; and
•	price and availability of alternative fuels.

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

We have included in this Form 10-K certain estimates of our proved reserves as of June 30, 2012 prepared in a manner consistent with our and our independent petroleum consultant’s interpretation of the SEC rules relating to modernizing reserve estimation and disclosure requirements for oil and natural gas companies. Included within these SEC reserve rules is a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be classified as such if a development plan has been adopted indicating that they are scheduled to be drilled within five years of the date of booking. This rule may limit our potential to book additional proved undeveloped reserves as we pursue our drilling program. Further, if we postpone drilling of proved undeveloped reserves beyond this five-year development horizon, we may have to write off reserves previously recognized as proved undeveloped. During the year ended June 30, 2012, we reduced our proved reserve estimates by 2.1 MMBOE due to the five year development rule.

As of June 30, 2012, approximately 32% of our total proved reserves were undeveloped and approximately 16% of our total proved reserves were developed non-producing. There can be no assurance that all of those reserves will ultimately be developed or produced.

While we have plans or are in the process of developing plans for exploiting and producing a majority of our proved reserves, there can be no assurance that all of those reserves will ultimately be developed or produced. We are not the operator with respect to approximately 17% of our proved undeveloped reserves, so we may not be in a position to control the timing of all development activities. Furthermore, there can be no assurance that all of our undeveloped and developed non-producing reserves will ultimately be produced during the time periods we have planned, at the costs we have budgeted, or at all, which could result in the write-off of previously recognized reserves.

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

Ultra-deep trend wells may require equipment that may delay development and incur longer drilling times, which may increase costs.

We have participated in seven shallow-water ultra-deep trend wells to date. Of these wells, one has been temporarily abandoned pending further evaluation, three are temporarily abandoned pending facilities and completions, two are currently drilling and one is currently being tested. These projects have similar geological characteristics as deepwater prospects with a potential for significant reserves. The shallow water ultra-deep wells are some of the deepest wells ever drilled in the world and are subject to very high pressures and temperatures. The drilling, logging and completion techniques are near the limits of existing technologies. As a result, new technologies and techniques are being developed to deal with these challenges. The use of advanced drilling technologies involves a higher risk of technological failure and potentially higher costs. In addition, there can be delays in completion due to necessary equipment that is specially ordered to handle the challenges of ultra-deep wells.

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

As we carry out our planned drilling program, we will not serve as operator of all planned wells. We currently operate approximately 85% of our proved reserves. As a result, we may have limited ability to exercise influence over the operations of some non-operated properties or their associated costs. Dependence on the operator and other working interest owners for these projects, and limited ability to influence operations and associated costs could prevent the realization of targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

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

We sell the majority of our production to three customers.

Shell accounted for approximately 32%, ExxonMobil accounted for approximately 37% and J.P. Morgan accounted for approximately 18% our total oil and natural gas revenues during the year ended June 30, 2012. Our inability to continue to sell our production to Shell, ExxonMobil and or J.P. Morgan, if not offset by sales with new or other existing customers, could have a material adverse effect on our business and operations.

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

Lower oil and gas prices and other factors may result in ceiling test write-downs and other impairments of our asset carrying values.

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

Additionally, if John D. Schiller, Jr. ceases to be our chief executive officer (except as a result of his death or disability) and a reasonably acceptable successor is not appointed, the lenders our revolving credit facility could declare amounts outstanding thereunder immediately due and payable. Such an event could have a material adverse effect on our business and operations.

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

As of June 30, 2012, we had total indebtedness of $1,018.3 million. Our leverage and the current and future restrictions contained in the agreements governing our indebtedness may reduce our ability to incur additional indebtedness, engage in certain transactions or capitalize on acquisition or other business opportunities. Our indebtedness and other financial obligations and restrictions could have financial consequences. For example, they could:

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing our senior notes and our revolving credit facility do not fully prohibit us or our subsidiaries from doing so. At June 30, 2012, we and our subsidiary guarantors collectively had approximately $18.3 million of secured indebtedness and $1.0 billion of other indebtedness. If new debt or liabilities are added to our current debt level, the related risks that we now face could increase.

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

As of June 30, 2012, we had no borrowings under our revolving credit facility and our borrowing base was $750 million. We expect that the next determination of the borrowing base under our revolving credit facility will occur in the fall of 2012. If the borrowing base is reduced or maintained, the new borrowing base is subject to approval by banks holding not less than 67% of the lending commitments under our revolving credit facility, and the final borrowing base may be lower than the level recommended by the agent for the bank group.

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

In the future, we may not be able to access adequate funding under our revolving credit facility as a result of (1) a decrease in our borrowing base due to the outcome of a subsequent borrowing base redetermination, or (2) an unwillingness or inability on the part of our lending counterparties to meet their funding obligations. Our current borrowing base under our revolving credit facility is $750 million. Declines in commodity prices, or a continuing decline in those prices, could result in a determination to lower the borrowing base in the future and, in such case, we could be required to repay any indebtedness in excess of the borrowing base. The turmoil in the financial markets has adversely impacted the stability and solvency of a number of large global financial institutions.

The recent credit crisis also made it more difficult to obtain funding in the public and private capital markets. In particular, the cost of raising money in the debt and equity capital markets increased substantially while the availability of funds from those markets generally diminished significantly. Also, as a result of concerns about the general stability of financial markets and the solvency of specific counterparties, the cost of obtaining money from the credit markets increased as many lenders and institutional investors have increased interest rates, imposed tighter lending standards, refused to refinance existing debt at maturity or on terms similar to existing debt or at all, or, in some cases, ceased to provide any new funding. A return of these conditions could materially and adversely affect our company.

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

Under the EPAct 2005, FERC has civil penalty authority under the NGA to impose penalties for current violations of up to $1 million per day for each violation and disgorgement of profits associated with any violation. While our operations have not been regulated by FERC under the NGA, FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional entities to FERC annual reporting and daily scheduled flow and capacity posting requirements, as described more fully in Item 1 above. Additional rules and legislation pertaining to those and other matters may be considered or adopted by FERC from time to time. Failure to comply with those regulations in the future could subject us to civil penalty liability.

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

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our industry in general and on our own results of operations, competitive position or financial condition. Although we intend to be in compliance in all material respects with all applicable environmental laws and regulations, we cannot assure shareholders that we will be able to comply with existing or new regulations. In addition, the risk of accidental spills, leakages or other circumstances could expose us to extensive liability.

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

The April 2010 explosion and sinking of the Deepwater Horizon drilling rig and resulting oil spill has created uncertainties about the impact on our future operations in the Gulf of Mexico. Increased regulation in a number of areas could disrupt, delay or prohibit future drilling programs and ultimately impact the fair value of our unevaluated properties, a substantial portion of which is in the deep water of the Gulf of Mexico.

In addition to the drilling restrictions, new safety measures and permitting requirements already issued by the BSEE, there have been numerous additional proposed changes in laws, regulations, guidance and policy in response to the Deepwater Horizon explosion and oil spill that could affect our operations and cause us to incur substantial losses or expenditures. Implementation of any one or more of the various proposed responses to the disaster could materially adversely affect operations in the Gulf of Mexico by raising operating costs, increasing insurance premiums, delaying drilling operations and increasing regulatory costs, and, further, could lead to a wide variety of other unforeseeable consequences that make operations in the Gulf of Mexico more difficult, more time consuming, and more costly. For example, OPA currently requires a minimum financial responsibility demonstration of $35 million for companies operating on the OCS, although the Secretary of Interior may increase this amount up to $150 million in certain situations. However, legislation has been proposed in the U.S. Congress to increase the minimum level of financial responsibility to $300 million or more. If we are unable to provide the level of financial assurance required by OPA, we may be forced to sell our properties or operations located on the OCS or enter into partnerships with other companies that can meet the increased financial responsibility requirement, and any such developments could have an adverse effect on the value of our offshore assets and the results of our operations. We cannot predict at this time whether OPA will be amended or whether the level of financial responsibility required for companies operating on the OCS will be increased.

New regulatory requirements and permitting procedures recently imposed by the BSEE could significantly delay our ability to obtain permits to drill new wells in offshore waters.

Subsequent to the Deepwater Horizon incident in the Gulf of Mexico, the BSEE issued a series of Notice to Lessees (“NTLs”) imposing new regulatory requirements and permitting procedures for new wells to be drilled in federal waters of the OCS. These new regulatory requirements include the following:

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

Since the adoption of these new regulatory requirements, BSEE has been taking much longer to review and approve permits for new wells. Due to the extremely slow pace of permit review and approval, various industry sources have determined that BSEE may take six months or longer to approve applications for drilling permits that were previously approved in less than 30 days. The new rules also increase the cost of preparing each permit application and will increase the cost of each new well, particularly for wells drilled in deeper waters on the OCS.

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

In December 2009, the EPA, determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. The EPA recently adopted two sets of rules regulating greenhouse gas emissions under the Clean Air Act, one of which requires a reduction in emissions of greenhouse gases from motor vehicles and the other of which regulates emissions of greenhouse gases from certain large stationary sources, effective January 2, 2011. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified greenhouse gas emission sources in the United States, including petroleum refineries, on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010, as well as certain onshore oil and natural gas production facilities, on an annual basis, beginning in 2012 for emissions occurring in 2011.

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

The adoption of financial reform legislation by Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

Congress recently adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, including us that participate in that market. This legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was signed into law by President Obama on July 21, 2010 and requires the CFTC, the SEC and other regulators to promulgate rules and regulations implementing the new legislation. In its rulemaking under the Act, the CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions or positions would be exempt from these position limits. The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time. The financial reform legislation may also require certain counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The final rules will be phased in over time according to a specified schedule which is dependent on the finalization of certain other rules to be promulgated jointly by the CFTC and the SEC. The Dodd-Frank Act and any new regulations could increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil, natural gas liquids and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil, natural gas liquids and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition and our results of operations.

Our company and our subsidiaries may need to obtain bonds or other surety in order to maintain compliance with those regulations promulgated by the U.S. Bureau of Energy Management, which, if required, could be costly and reduce borrowings available under our bank credit facility.

To cover the various obligations of lessees on the OCS of the U.S. Gulf of Mexico, the BOEM generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be met. While we believe that we are currently exempt from the supplemental bonding requirements of the BOEM, the BOEM could re-evaluate our plugging obligations and increase them which could cause us to lose our exemption. The cost of these bonds or other surety could be substantial and there is no assurance that bonds or other surety could be obtained in all cases. In addition, we may be required to provide letters of credit to support the issuance of these bonds or other surety. Such letter of credit would likely be issued under our credit facility and would reduce the amount of borrowings available under such facility in the amount of any such letter of credit obligations. The cost of compliance with these supplemental bonding requirements could materially and adversely affect our financial condition, cash flows and results of operations.

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

The Budget for Fiscal Year 2013 sent to Congress by President Obama on February 13, 2012, contains recommendations that, if enacted into law, would eliminate certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include (1) the repeal of the percentage depletion allowance for oil and natural gas properties, (2) the elimination of current deductions for intangible drilling and development costs, (3) the elimination of the deduction for certain domestic production activities, and (4) an extension of the amortization period for certain geological and geophysical expenditures. Several bills have been introduced in Congress that would implement these proposals. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of this legislation or any similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such changes could have an adverse effect on our financial position, results of operations and cash flows.

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

Our By-laws contain provisions that discourage corporate takeovers and could prevent shareholders from realizing a premium on their investment.

Our by-laws contain provisions that could delay or prevent changes in our management or a change of control that a shareholder might consider favorable. For example, they may prevent a shareholder from receiving the benefit from any premium over the market price of our common shares offered by a bidder in a potential takeover. Even in the absence of a takeover attempt, these provisions may adversely affect the prevailing market price of our common shares if they are viewed as discouraging takeover attempts in the future. For example, provisions in our by-laws that could delay or prevent a change in management or change in control include:

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

The impact of Bermuda's letter of commitment to the Organisation for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could affect our tax status in Bermuda.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Information regarding our properties is included in Item 1. Business of this Form 10-K.

Item 3. Legal Proceedings

We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

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

	Unrestricted Common Stock
	High	Low
Fiscal 2011
First Quarter	$23.45	$15.05
Second Quarter	28.25	21.55
Third Quarter	34.48	26.62
Fourth Quarter	36.52	29.08
Fiscal 2012
First Quarter	34.89	21.48
Second Quarter	32.05	20.27
Third Quarter	39.03	31.63
Fourth Quarter	37.96	26.41

As of July 31, 2012, there were approximately 329 holders of record of our common stock.

Dividend Information

On May 2, 2012, our Board of Directors approved payment of a quarterly cash dividend of $0.07 per share to the holders of the Company’s common stock. The quarterly dividend was paid on June 15, 2012 to shareholders of record on June 1, 2012.

On July 18, 2012, our Board of Directors approved payment of a quarterly cash dividend of $0.07 per share to the holders of the Company’s common stock. The quarterly dividend will be paid on September 14, 2012 to shareholders of record on August 31, 2012.

Purchases of Equity Securities

Repurchases of Common Stock

The following table presents information about repurchases of our common stock during the quarter ended June 30, 2012:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2012 through April 30, 2012	—	—
May 1, 2012 through May 31, 2012	75,000	$34.94
June 1, 2012 through June 30, 2012	—	—
Total	75,000	$34.94

(a)	Reflects the number of shares of common stock purchased through open-market transactions for future issuances to employees under our benefit plans.

Item 6.  Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes to those consolidated financial statements included elsewhere in this Form 10-K.

	Year Ended June 30,
	2012	2011	2010	2009	2008
	(In Thousands, Except per Share Amounts)
Income Statement Data
Revenues	$1,303,403	$859,370	$498,931	$433,830	$643,232
Depreciation, Depletion and Amortization (“DD&A”)	367,463	293,479	181,640	217,207	307,389
Impairment of Oil and Gas Properties	—	—	—	576,996	—
Operating Income (Loss)	483,284	208,923	102,047	(517,217)	143,600
Other Income (Expense) – Net	(108,811)	(132,006)	(58,483)	(76,751)	(101,857)
Net Income (Loss)	335,827	64,655	27,320	(571,629)	26,869
Basic Earnings (Loss) per Common Share	$4.10	$0.42	$0.56	$(19.77)	$1.57
Diluted Earnings (Loss) per Common Share	$3.85	$0.42	$0.56	$(19.77)	$1.49
Cash Flow Data
Provided by (Used in)
Operating Activities	$785,514	$387,725	$121,213	$245,835	$414,647
Investing Activities
Acquisitions	(6,401)	(1,012,262)	(293,037)	—	(40,016)
Investment in properties	(570,670)	(281,233)	(145,112)	(266,012)	(357,173)
Other	7,478	38,423	53,989	2,935	(296)
Total Investing Activities	(569,593)	(1,255,072)	(384,160)	(263,077)	(397,485)
Financing Activities	(127,241)	881,530	188,246	(62,795)	132,016
Increase (Decrease) in Cash	$88,680	$14,183	$(74,701)	$(80,037)	$149,178
Dividends Paid per Average Common Share	$0.07	—	—	$0.075	—

	June 30,
	2012	2011	2010	2009	2008
	(In Thousands)
Balance Sheet Data
Total Assets	$3,130,947	$2,798,860	$1,566,491	$1,328,662	$2,049,931
Long-term Debt Including Current Maturities	1,018,344	1,113,387	774,600	862,827	952,222
Stockholders’ Equity	1,405,840	946,697	436,561	127,500	374,585
Common Shares Outstanding	79,147	76,204	50,637	29,150	28,987

	Year Ended June 30,
Operating Highlights	2012	2011	2010	2009	2008
	(In Thousands, Except per Unit Amounts)
Operating revenues
Crude oil sales	$1,186,193	$777,869	$383,928	$278,014	$484,552
Natural gas sales	88,608	101,815	69,399	113,156	237,628
Hedge gain (loss)	28,602	(20,314)	45,604	42,660	(78,948)
Total revenues	1,303,403	859,370	498,931	433,830	643,232
Percent of operating revenues from crude oil
Prior to hedge gain (loss)	93%	88%	85%	71%	67%
Including hedge gain (loss)	91%	84%	78%	68%	62%
Operating expenses
Lease operating expense
Insurance expense	28,521	27,876	27,603	19,188	18,218
Workover and maintenance	56,413	33,095	19,630	15,930	22,397
Direct lease operating expense	225,881	178,507	95,379	87,032	102,244
Total lease operating expense	310,815	239,478	142,612	122,150	142,859
Production taxes	7,261	3,336	4,217	5,450	8,686
Gathering and transportation	16,371	12,499	—	—	—
Depreciation, depletion and amortization	367,463	293,479	181,640	217,207	307,389
Impairment of oil and gas properties	—	—	—	576,996	—
General and administrative	86,276	75,091	49,667	24,756	26,450
Other – net	31,933	26,564	18,748	4,488	14,248
Total operating expenses	820,119	650,447	396,884	951,047	499,632
Operating income (loss)	$483,284	$208,923	$102,047	$(517,217)	$143,600
Sales volumes per day
Natural gas (MMcf)	81.5	67.2	42.6	47.9	75.7
Crude oil (MBbls)	30.5	23.4	14.7	11.4	13.5
Total (MBOE)	44.1	34.6	21.8	19.3	26.2
Percent of sales volumes from crude oil	69%	68%	67%	59%	52%
Average sales price
Natural gas per Mcf	$2.97	$4.15	$4.47	$6.48	$8.57
Hedge gain per Mcf	0.94	1.54	2.68	1.60	0.34
Total natural gas per Mcf	$3.91	$5.69	$7.15	$8.08	$8.91
Crude oil per Bbl	$106.17	$90.95	$71.73	$67.06	$97.72
Hedge gain (loss) per Bbl	0.04	(6.80)	0.75	3.56	(17.82)
Total crude oil per Bbl	$106.21	$84.15	$72.48	$70.62	$79.90
Total hedge gain (loss) per BOE	$1.77	$(1.61)	$5.74	$6.04	$(8.24)
Operating revenues per BOE	$80.74	$67.98	$62.83	$61.47	$67.16
Operating expenses per BOE
Lease operating expense
Insurance expense	1.77	2.21	3.48	2.72	1.90
Workover and maintenance	3.49	2.62	2.47	2.26	2.34
Direct lease operating expense	13.99	14.12	12.01	12.33	10.68
Total lease operating expense per BOE	19.25	18.95	17.96	17.31	14.92
Production taxes	0.45	0.26	0.53	0.77	0.91
Impairment of oil and gas properties	—	—	—	81.75	—
Gathering and transportation	1.01	0.98	—	—	—
Depreciation, depletion and amortization	22.76	23.22	22.87	30.78	32.09
General and administrative	5.34	5.94	6.25	3.51	2.76
Other – net	1.98	2.10	2.36	0.64	1.49
Total operating expenses per BOE	50.79	51.45	49.97	134.76	52.17
Operating income (loss) per BOE	$29.95	$16.53	$12.86	$(73.29)	$14.99

	Quarter Ended
Operating Highlights	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011
	(In Thousands, Except per Unit Amounts)
Operating revenues
Crude oil sales	$314,639	$315,723	$306,064	$249,767	$270,252
Natural gas sales	19,657	19,154	21,659	28,138	31,875
Hedge gain (loss)	7,650	1,119	12,855	6,978	(19,346)
Total revenues	341,946	335,996	340,578	284,883	282,781
Percent of operating revenues from crude oil
Prior to hedge gain (loss)	94%	94%	93%	90%	89%
Including hedge gain (loss)	92%	93%	91%	87%	85%
Operating expenses
Lease operating expense
Insurance expense	6,825	7,138	7,096	7,462	8,814
Workover and maintenance	21,070	15,885	12,805	6,653	17,251
Direct lease operating expense	59,306	55,424	54,233	56,918	59,557
Total lease operating expense	87,201	78,447	74,134	71,033	85,622
Production taxes	2,414	1,499	1,174	2,174	1,205
Gathering and transportation	4,358	2,465	3,395	6,153	6,868
DD&A	106,644	88,448	87,568	84,803	85,179
General and administrative	19,733	25,075	22,147	19,321	17,553
Other – net	5,186	13,257	14,174	(684)	7,730
Total operating expenses	225,536	209,191	202,592	182,800	204,157
Operating income	$116,410	$126,805	$137,986	$102,083	$78,624
Sales volumes per day
Natural gas (MMcf)	92.5	83.7	72.8	77.0	83.0
Crude oil (MBbls)	32.2	31.4	30.6	28.0	28.3
Total (MBOE)	47.6	45.3	42.7	40.8	42.1
Percent of sales volumes from crude oil	68%	69%	72%	69%	67%
Average sales price
Natural gas per Mcf	$2.34	$2.52	$3.23	$3.97	$4.22
Hedge gain per Mcf	0.55	0.54	1.43	1.39	1.37
Total natural gas per Mcf	$2.89	$3.06	$4.66	$5.36	$5.59
Crude oil per Bbl	$107.34	$110.54	$108.80	$97.11	$105.12
Hedge gain (loss) per Bbl	1.03	(1.05)	1.17	(1.11)	(11.53)
Total crude oil per Bbl	$108.37	$109.49	$109.97	$96.00	$93.59
Total hedge gain (loss) per BOE	$1.77	$0.27	$3.27	$1.86	$(5.05)
Operating revenues per BOE	$78.90	$81.43	$86.67	$75.91	$73.85
Operating expenses per BOE
Lease operating expense
Insurance expense	1.57	1.73	1.81	1.99	2.30
Workover and maintenance	4.86	3.85	3.26	1.77	4.51
Direct lease operating expense	13.68	13.43	13.80	15.17	15.55
Total lease operating expense per BOE	20.11	19.01	18.87	18.93	22.36
Production taxes	0.56	0.36	0.30	0.58	0.31
Gathering and transportation	1.01	0.60	0.86	1.64	1.79
DD&A	24.61	21.44	22.28	22.60	22.24
General and administrative	4.55	6.08	5.64	5.15	4.58
Other – net	1.20	3.22	3.60	(0.18)	2.01
Total operating expenses per BOE	52.04	50.71	51.55	48.72	53.29
Operating income per BOE	$26.86	$30.72	$35.12	$27.19	$20.56

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Form 10-K. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Known material factors that could cause or contribute to such differences include those discussed under “Item 1A. Risk Factors.”

General

We are an independent oil and natural gas exploration and production company with properties focused in the U.S. Gulf Coast and the Gulf of Mexico. Our business strategy includes: (1) acquiring producing oil and gas properties; (2) exploiting and exploring our core assets to enhance production and ultimate recovery of reserves; and (3) utilizing a portion of our capital program to explore the ultra-deep trend for potential oil and gas reserves. We are the third largest oil producer on the Gulf of Mexico Shelf with interest in six of the eleven largest oil fields in the Gulf of Mexico Shelf.

Our operations are geographically focused and we target acquisitions of oil and gas properties with which we can add value by increasing production and ultimate recovery of reserves, whether through exploitation or exploration, often using reprocessed seismic data to identify previously overlooked opportunities. For the year ended June 30, 2012, excluding acquisitions, approximately 33% of our capital expenditures were associated with the exploitation of existing properties.

At June 30, 2012, our total proved reserves were 119.6 MMBOE of which 71% were oil and 68% were classified as proved developed. We operated or had an interest in 450 gross producing wells on 239,502 net developed acres, including interests in 41 producing fields. All of our properties are primarily located on the U.S. Gulf Coast and in the Gulf of Mexico, with approximately 91% of our proved reserves being offshore. This concentration facilitates our ability to manage the operated fields efficiently and our high number of wellbore locations provides diversification of our production and reserves. We believe operating our assets is key to our strategy, and approximately 85% of our proved reserves are on properties operated by us. We have a seismic database covering approximately 5,670 square miles, primarily focused on our existing operations. This database has helped us identify approximately 194 drilling opportunities. We believe the mature legacy fields on our acquired properties will lend themselves well to our aggressive exploitation strategy, and we expect to identify incremental exploration opportunities on the properties.

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

Acquisitions

Marlin.  In April 2006, we closed on the purchase of 100% membership interests in Marlin and Marlin Texas GP, L.L.C. and the limited partnership interests in Marlin Texas, L.P. for total cash consideration of approximately $448.4 million.

Castex.  In July 2006, we closed on the purchase of certain oil and natural gas properties in Louisiana from affiliates of Castex. Our cash cost of the acquisition was approximately $312.5 million.

Pogo Properties.  In June 2007, we closed on the purchase of Pogo Properties from Pogo for approximately $415.1 million.

Mit Acquisition.  In December 2009, we closed on the acquisition of certain Gulf of Mexico shelf oil and natural gas interests from MitEnergy for cash consideration of $276.2 million. The Mit Acquisition involved mirror-image non-operated interests in the same group of properties we purchased from Pogo in

June 2007. These properties included 30 fields of which production was approximately 77% crude oil and 80% of which was already operated by us. Offshore leases included in this acquisition totaled nearly 33,000 net acres.

ExxonMobil Acquisition.  In December 2010, we closed on the purchase of certain shallow-water Gulf of Mexico shelf oil and natural gas interests from ExxonMobil for $1.01 billion in cash, subject to adjustment. The properties involved in the ExxonMobil Acquisition had estimated proved reserves as of November 30, 2010 of 49.5 MMBOE of which 61% were oil and 68% were proved developed; were located in water depths of 470 feet or less; included 160 producing wells in nine fields and included approximately 393 miles of gathering lines as well as seismic data and field studies related to the properties.

Ultra-Deep Trend Exploration and Development Activity

We participate with McMoRan Exploration Company in several prospects in the ultra-deep shelf and onshore area in the Gulf of Mexico. Data received to date from ultra-deep shelf drilling with respect to the Davy Jones and Blackbeard West discovery wells in the Gulf of Mexico confirm geologic modeling that correlates objective sections on the shelf below the salt weld in the Miocene and older age sections to those productive sections seen in deepwater discoveries by other industry participants. In addition to Davy Jones and Blackbeard West, we have also identified approximately 15 ultra-deep prospects in shallow water near existing infrastructure. In addition, we will participate in three onshore ultra-deep prospects located in South Louisiana. The ultra-deep drilling plans in calendar years 2008 through 2012 included the Blackbeard East, Lafitte, Blackbeard West, Blackbeard West No. 2 and Lineham Creek exploratory wells and delineation drilling at Davy Jones. Near -term sub-salt drilling plans include 2 to 3 exploratory wells. We expect to have more than sufficient cash flow from operations to fund our current commitments related to our ultra-deep trend exploration and development activity.

As previously reported, we have drilled two successful sub-salt wells in the Davy Jones field. The Davy Jones No. 1 well logged 200 net feet of pay in multiple Wilcox sands, which were all full to base. The Davy Jones offset appraisal well (Davy Jones No. 2), which is located two and a half miles southwest of Davy Jones No. 1, confirmed 120 net feet of pay in multiple Wilcox sands, indicating continuity across the major structural features of the Davy Jones prospect, and also encountered 192 net feet of potential hydrocarbons in the Tuscaloosa and Lower Cretaceous carbonate sections. We expect to commence the completion of the Davy Jones No. 2 well in the second half of 2012. The Davy Jones field involves a large ultra-deep structure encompassing four OCS lease blocks (20,000 acres). As of June 30, 2012, our investment in both wells in the Davy Jones field totaled approximately $111 million.

Davy Jones.  The Davy Jones No. 1 well on South Marsh Island Block 230 was successfully completed in March 2012 and work is ongoing to establish commercial production from the well. The perforation of the Wilcox “D” sand in March 2012 resulted in positive pressure build-up in the wellbore followed by a gas flare from the well. Initial samples indicated that the natural gas from the Wilcox “D” sand is high quality and contains low levels of CO2 and no H2S is present. Blockage from drilling fluid associated with initial drilling operations prevented the group from obtaining a measurable flow rate. Attempts to perforate the Wilcox “C” sand did not clear the blockage. In April 2012, the group commenced operations to remove the tubing from the well, clear the residual drilling fluid, and remove the perforating guns currently set across the Wilcox “F” sand to provide access to all of the Wilcox reservoirs (“A” through “F”) totaling 200 net feet. To maximize production from the well and enable effective formation penetrations, the group plans to use electric wireline casing guns that are larger than the tubing guns used to perforate the Wilcox “C” and “D” sands. We expect the operations currently underway will enable a measurable flow rate during the first quarter of Fiscal 2013, followed by commercial production shortly thereafter. In June 2012, the operator successfully perforated 165 feet of Wilcox sands in the Davy Jones No.1 well with electric wireline casing guns. On July 13, 2012 the operator commenced operations to run production tubing and expects to conduct a measurable flow test within the September 30, 2012 quarter.

Blackbeard East.  The Blackbeard East ultra-deep exploration by-pass well was drilled to a total depth of 33,318 feet in January 2012. Exploration results from the well indicate the presence of hydrocarbons below the salt weld in geologic formations including Upper/Middle Miocene, Frio, Vicksburg, and Sparta carbonate. The Frio sands are the first hydrocarbon bearing Frio sands encountered either on the GOM Shelf or in the deepwater offshore Louisiana. Pressure and temperature data below the salt weld between 19,500 feet and 24,600 feet at Blackbeard East indicate that a completion at these depths could utilize conventional equipment and technologies. The operator holds the lease rights to South Timbalier Block 144 through August 17, 2012 and is submitting initial development plans for Blackbeard East to the BSEE. The operator plans to test and complete the upper Miocene sands during 2013 using conventional equipment and technologies. Additional plans for further development of the deeper zones continue to be evaluated. The group’s ability to preserve the interest in Blackbeard East will require approval from the BSEE of the development plans. Blackbeard East is located in 80 feet of water on South Timbalier Block 144. As of June 30, 2012, our investment in the well totaled approximately $50 million.

Lafitte.  The Lafitte ultra-deep exploration well, which is located on Eugene Island Block 223 in 140 feet of water, was drilled to a total depth of 34,162 feet in March 2012. Exploration results from the well indicate the presence of hydrocarbons below the salt weld in geologic formations including Middle/Lower Miocene, Frio, Vicksburg, and Sparta carbonate. The Upper Eocene sands are the first hydrocarbon bearing Upper Eocene sands encountered either on the GOM Shelf or in the deepwater offshore Louisiana. The group is evaluating development options associated with these formations. As of June 30, 2012, our investment in the well totaled approximately $40 million.

Blackbeard West.  Information gained from the Blackbeard East and Lafitte wells will enable us to consider priorities for future operations at Blackbeard West. As previously reported, the Blackbeard West ultra-deep exploratory well on South Timbalier Block 168 was drilled to 32,997 feet in 2008. Logs indicated four potential hydrocarbon bearing zones that require further evaluation, and the well was temporarily abandoned. The Blackbeard West No. 2 ultra-deep exploration well commenced drilling on November 25, 2011 and is drilling below 21,100 feet. The well, which is located on Ship Shoal Block 188 within the Blackbeard West unit, is targeting Miocene aged sands seen below the salt weld approximately 13 miles east at Blackbeard East and has a proposed total depth of 24,500 feet. In May 2012 the operator set a liner after the well encountered a high pressure gas flow immediately below the salt weld. If successful, completion could utilize conventional equipment and technologies. Our investment in both Blackbeard West wells totaled approximately $43 million at June 30, 2012.

Lineham Creek.  The Lineham Creek exploration prospect, operated by Chevron U.S.A. Inc., which is located onshore in Cameron Parish, Louisiana commenced drilling on December 31, 2011. The well, which is targeting Eocene and Paleocene objectives below the salt weld, is currently drilling below 20,700 feet towards a proposed total depth of 29,000 feet. As of June 30, 2012, our investment in the Lineham Creek well totaled approximately $8 million.

Known Trends and Uncertainties

Continued Volatility in Commodity Price Environment.  Commodity prices are one of our key drivers of earnings generation and net operating cash flow and are affected by many factors that are outside of our control. Natural gas and oil prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for natural gas or oil could materially and adversely affect our financial position, our results of operations, the quantities of natural gas and oil reserves that we can economically produce and our access to capital. We actively seek to mitigate this volatility through the implementation of a hedging program that covers a portion of our total anticipated production through December 2014. See Note 9 of Notes to Consolidated Financial Statements in this Annual Report for a detailed discussion of our hedging program.

Ongoing Disruptions in Global Financial Markets.  Multiple events during 2009 through 2012 involving numerous countries and financial institutions impacted liquidity within the capital markets throughout the United States and around the world. Despite efforts by the U.S. Treasury Department and banking regulators in the United States, Europe and other nations around the world to provide liquidity and stability to the financial sector, access to capital markets has remained somewhat constrained. While we currently expect to fund our capital program from existing cash flow from operations, we may be required to issue equity or debt to maintain adequate liquidity to implement our capital program. To extent that access to capital markets remains constrained, we expect that our ability to raise debt and equity capital, and the terms on which we can raise such capital, may be somewhat restricted.

Oil Spill Response Plan.  We maintain a Regional Oil Spill Response Plan (the “Plan”) that defines our response requirements, procedures and remediation plans in the event we have an oil spill. Oil Spill Response Plans are generally approved by the BSEE bi-annually, except when changes are required, in which case revised plans are required to be submitted for approval at the time changes are made. We believe the Plan specifications are consistent with the requirements set forth by the BSEE. Additionally, these plans are tested and drills are conducted periodically at all levels of the Company.

The Company has contracted with an emergency and spill response management consultant, to provide management expertise, personnel and equipment, under the supervision of the Company, in the event of an incident requiring a coordinated response. Additionally, the Company is a member of Clean Gulf Associates (“CGA”), a not-for-profit association of producing and pipeline companies operating in the GOM and has capabilities to simultaneously respond to multiple spills. CGA has chartered its marine equipment to the Marine Spill Response Corporation (“MSRC”), a private, not-for-profit marine spill response organization which is funded by the Marine Preservation Association, a member-supported, not-for-profit organization created to assist the petroleum and energy-related industries by addressing problems caused by oil spills on water. In the event of a spill, MSRC mobilizes appropriate equipment to CGA members. In addition, CGA maintains a contract with Airborne Support Inc., which provides aircraft and dispersant capabilities for CGA member companies.

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

Ultra-Deep Trend Exploration and Development.  We have participated in seven ultra-deep wells to date. Of these wells, one has been temporarily abandoned pending further evaluation, three are temporarily abandoned pending facilities and completions, two are currently drilling and one is currently being tested. These projects have similar geological characteristics as deepwater prospects with a potential for significant reserves. The shallow water ultra-deep trend wells are some of the deepest wells ever drilled in the world and are subject to very high pressures and temperatures. The drilling, logging and completion techniques are near the limits of existing technologies. As a result, new technologies and techniques are being developed to deal with these challenges. The use of advanced drilling technologies involves a higher risk of technological failure and potentially higher costs. In addition, there can be delays in completion due to necessary equipment that is specially ordered to handle the challenges of ultra-deep wells. The shallow water ultra-deep is considered in the industry as Ultra High Pressure High Temperature, or U-HPHT. Generally this refers to pressures above 15,000 psig and temperatures above 300F. The U-HPHT in the play range from 400F to 474F, and bottom hole pressures from 26,500 psig to over 30,000 psig. Completion equipment has been designed to handle surface pressures to 25,000 psig and have been tested to 37,500 psig. There were 18 new technologies developed for this project which went through extensive design reviews, computational analysis, and finally physical testing to meet requirements for use in U-HPHT wells. All equipment is currently qualified to 25,000 psig and 450F. Work is ongoing for qualifying some of the same equipment for 30,000 psig surface. We target to spend less than 10% of our budgeted cash flow on our exploration activities on the ultra-deep. Based on the results of these wells, our proved reserves may vary from our current 71% oil composition.

Results of Operations

The data presented below excludes results from the (1) ExxonMobil Acquisition for periods prior to the December 17, 2010 closing date and (2) MitEnergy Acquisition for periods prior to November 20, 2009, the date that we gained control of the assets acquired and liabilities assumed.

Year Ended June 30, 2012 Compared With the Year Ended June 30, 2011

Our consolidated net income available for common stockholders was $316.7 million or $3.85 diluted per common share (“per share”) in fiscal 2012 as compared to consolidated net income available for common stockholders of $27.7 million or $0.42 diluted income per share in fiscal 2011. This improvement is primarily due to higher crude oil prices and sales volumes partially offset by lower natural gas sales prices and higher costs.

Sales Price and Volume Variances

	Year Ended June 30,				Increase (Decrease)
	2012	2011	Increase (Decrease)
					(In Thousands)
Price Variance(1)
Crude oil sales prices (per Bbl)	$106.21	$84.15	$22.06	26%	$246,560
Natural gas sales prices (per Mcf)	3.91	5.69	(1.78)	(31)%	(53,085)
Total price variance					193,475
Volume Variance
Crude oil sales volumes (MBbls)	11,172	8,553	2,619	31%	220,388
Natural gas sales volumes (MMcf)	29,823	24,533	5,290	22%	30,170
BOE sales volumes (MBOE)	16,143	12,642	3,501	28%
Percent of BOE from crude oil	69%	68%
Total volume variance					250,558
Total price and volume variance					$444,033

(1)	Commodity prices include the impact of hedging activities.

Revenue Variances

	Year Ended June 30,
	2012	2011	Increase (Decrease)
		(In Thousands)
Crude oil	$1,186,631	$719,683	$466,948	65%
Natural gas	116,772	139,687	(22,915)	(16)%
Total revenues	$1,303,403	$859,370	$444,033	52%

Oil and Natural Gas Revenues

Our consolidated revenues increased $444.0 million in fiscal 2012. Higher revenues were primarily due to improved crude oil and natural gas sales volumes and higher crude oil sales prices partially offset by the impact of lower natural gas sales prices. Revenue variances related to commodity prices and sales volumes are described below.

Sales Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow. Higher net commodity prices increased revenues by $193.5 million in fiscal 2012. Average natural gas prices, including a $0.94 realized gain per Mcf related to hedging activities, decreased $1.78 per Mcf during fiscal 2012, resulting in decreased revenues of $53.1 million. Average crude oil prices, including a $0.04 realized gain per barrel related to hedging activities, increased $22.06 per barrel in fiscal 2012, resulting in increased revenues of $246.6 million. Commodity prices are affected by many factors that are outside of our control. Commodity prices we received during fiscal 2012 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time could result in reduced cash from operating activities, potentially causing us to expend less on our capital program. Lower spending on our capital program could result in a reduction of production volumes. We cannot accurately predict future commodity prices.

Sales Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow. Improved BOE sales volumes in fiscal 2012 resulted in increased revenues of $250.6 million. Crude oil sales volumes increased 2,619 MBbls in fiscal 2012, resulting in higher revenues of $220.4 million. The increase in crude oil sales volumes in fiscal 2012 was principally due to the ExxonMobil Acquisition coupled with the results of our capital program partially offset by natural decline. Natural gas sales volumes increased 5,290 MMcf in fiscal 2012, resulting in improved revenues of $30.2 million. The increase in natural gas sales volumes in fiscal 2012 was primarily due to the ExxonMobil Acquisition coupled with the results of our capital program partially offset by natural decline.

As mentioned above, depressed commodity prices over an extended period of time or other unforeseen events could occur that would result in our being unable to sustain a capital program that allows us to meet our production growth goals. However, we cannot predict whether such events will occur.

Below is a discussion of costs and expenses and other (income) expense.

Costs and expenses and other (income) expense

	Year Ended June 30,				Increase (Decrease) Amount
	2012		2011
	Amount	Per BOE	Amount	Per BOE
	(In Thousands, except per unit amounts)
Costs and expenses
Lease operating expense
Insurance expense	$28,521	$1.77	$27,876	$2.21	$645
Workover and maintenance	56,413	3.49	33,095	2.62	23,318
Direct lease operating expense	225,881	13.99	178,507	14.12	47,374
Total lease operating expense	310,815	19.25	239,478	18.95	71,337
Production taxes	7,261	0.45	3,336	0.26	3,925
Gathering and transportation	16,371	1.01	12,499	0.98	3,872
DD&A	367,463	22.76	293,479	23.22	73,984
Accretion of asset retirement obligation	39,161	2.43	32,127	2.54	7,034
General and administrative expense	86,276	5.34	75,091	5.94	11,185
Gain on derivative financial instruments	(7,228)	(0.45)	(5,563)	(0.44)	(1,665)
Total costs and expenses	$820,119	$50.79	$650,447	$51.45	$169,672
Other (income) expense
Other (income) expense – other	$(71)	$—	$26,157	$2.07	$(26,228)
Interest expense	108,882	6.74	105,849	8.37	3,033
Total other (income) expense	$108,811	$6.74	$132,006	$10.44	$(23,195)

Costs and expenses increased $169.7 million in fiscal 2012. This increase in costs and expenses was due in part to the ExxonMobil Acquisition which increased production related expenses in fiscal 2012 coupled with higher general and administrative expense. Below is a discussion of costs and expenses.

Lease operating expense increased $71.3 million in fiscal 2012 compared to fiscal 2011. This increase was primarily due to higher direct lease operating and workover and maintenance expenses stemming from the increase in producing properties resulting from the ExxonMobil Acquisition and from our capital program.

Gathering and transportation expense increased $3.9 million in fiscal 2012 compared to fiscal 2011. This increase was primarily due to increased pipeline operations attributed to a full year of the ExxonMobil properties.

DD&A expense increased $73.9 million primarily due to higher equivalent production ($79.7) million as result of the ExxonMobil Acquisition partially offset by a lower DD&A rate ($5.8 million).

Accretion of asset retirement obligations increased $7.0 million primarily as a result of the increase in additional asset retirement obligations acquired during fiscal 2012.

The increase in gain on derivative financial instruments in fiscal 2012 compared to fiscal 2011 of $1.7 million is principally due to the turnaround related to the net price ineffectiveness of our hedged crude oil and natural gas contracts.

Production taxes increased $3.9 million primarily as a result of higher onshore production.

General and administrative expense increased $11.2 million in fiscal 2012 principally as a result of higher compensation expense related to Restricted and Performance Units due to our rising common stock price.

Other (income) expense decreased $23.2 million in fiscal 2012 as compared to fiscal 2011. This decrease was primarily due to the items discussed below.

Other (income) expense — other decreased $26.2 million principally due to the loss on redemption of the Second Lien Notes and the Bridge Loan commitments of $26.4 million in fiscal 2011. Interest expense increased $3.0 million due to an increase in borrowing partially offset by a decrease in interest rates. On a per unit of production basis, interest expense decreased 19%, from $8.37/BOE to $6.74/BOE.

Income Tax Expense

Income tax expense increased $26.4 million in fiscal 2012 compared to fiscal 2011 primarily due to the primarily due to the increase in pre-tax income. Approximately 24 percent of the income tax expense consists of U.S. withholding taxes provided at a 30 percent rate on outbound intercompany interest accrued during the year. The effective income tax rate for fiscal 2012 decreased from fiscal 2011 from 16% to 10%. The decrease in the effective tax rate from fiscal year 2011 of 16% to 10.3% in 2012 is due to the additional release of the valuation allowance against the current tax on increased U.S. operating income.

Year Ended June 30, 2011 Compared With the Year Ended June 30, 2010

Our consolidated net income available for common stockholders was $27.7 million or $0.42 diluted per share in fiscal 2011 as compared to consolidated net income available for common stockholders of $23.0 million or $0.56 diluted income per share in fiscal 2010. Below is a discussion of prices, volumes and revenue variances.

Sales Price and Volume Variances

	Year Ended June 30,				Increase (Decrease)
	2011	2010	Increase (Decrease)
					(In Thousands)
Price Variance(1)
Crude oil sales prices (per Bbl)	$84.15	$72.48	$11.67	16%	$99,814
Natural gas sales prices (per Mcf)	5.69	7.15	(1.46)	(20)%	(35,818)
Total price variance					63,996
Volume Variance
Crude oil sales volumes (MBbls)	8,553	5,352	3,201	60%	231,934
Natural gas sales volumes (MMcf)	24,533	15,534	8,999	58%	64,509
BOE sales volumes (MBOE)	12,642	7,941	4,701	59%
Percent of BOE from crude oil	68%	67%
Total volume variance					296,443
Total price and volume variance					$360,439

(1)	Commodity prices include the impact of hedging activities.

Revenue Variances

	Year Ended June 30,
	2011	2010	Increase (Decrease)
		(In Thousands)
Crude oil	$719,683	$387,935	$331,748	86%
Natural gas	139,687	110,996	28,691	26%
Total revenues	$859,370	$498,931	$360,439	72%

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

Below is a discussion of costs and expenses and other (income) expense.

Costs and expenses and other (income) expense

	Year Ended June 30,				Increase (Decrease) Amount
	2011		2010
	Amount	Per BOE	Amount	Per BOE
	(In Thousands, except per unit amounts)
Costs and expenses
Lease operating expense
Insurance expense	$27,876	$2.21	$27,603	$3.48	$273
Workover and maintenance	33,095	2.62	19,630	2.47	13,465
Direct lease operating expense	178,507	14.12	95,379	12.01	83,128
Total lease operating expense	239,478	18.95	142,612	17.96	96,866
Production taxes	3,336	0.26	4,217	0.53	(881)
Gathering and transportation	12,499	0.98	—	—	12,499
DD&A	293,479	23.22	181,640	22.87	111,839
Accretion of asset retirement obligation	32,127	2.54	23,487	2.96	8,640
General and administrative expense	75,091	5.94	49,667	6.25	25,424
Gain on derivative financial instruments	(5,563)	(0.44)	(4,739)	(0.60)	(824)
Total costs and expenses	$650,447	$51.45	$396,884	$49.97	$253,563
Other (income) expense
Interest income	$26,157	$2.07	$(29,756)	$(3.75)	$55,913
Interest expense	105,849	8.37	88,239	11.11	17,610
Total other (income) expense	$132,006	$10.44	$58,483	$7.36	$73,523

Costs and expenses increased $253.6 million in fiscal 2011. This increase in costs and expenses was due in part to the ExxonMobil Acquisition which increased production related expenses in fiscal 2011 coupled with higher general and administrative expense. Below is a discussion of costs and expenses.

Lease operating expense increased $96.9 million in fiscal 2011 compared to fiscal 2010. This increase was primarily due to higher direct lease operating and workover and maintenance expenses stemming from the increase in producing properties resulting from the ExxonMobil Acquisition and from our capital program. The gathering and transportation expense is essentially a direct result of the gathering and transportation systems acquired in the ExxonMobil Acquisition.

DD&A expense increased $111.8 million primarily due to a higher DD&A rate ($4.4 million) as a result of the ExxonMobil Acquisition and the higher cost to add reserves coupled with the impact of higher equivalent production ($107.4) million.

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

General and administrative expense increased $25.4 million in fiscal 2011 principally as a result of higher compensation expense related to Restricted and Performance Units due to our rising common stock price.

Other (income) expense increased $73.5 million in fiscal 2011 as compared to fiscal 2010. This increase was primarily due to the items discussed below.

Other (income) expense — other increased $55.9 million principally due to the loss on redemption of the Second Lien Notes and the Bridge Loan commitments of $26.4 million in fiscal 2011 as compared to a gain of $26.7 million related to the repurchased $126.0 million of notes in fiscal 2010. Interest expense increased $17.6 million due to an increase in borrowing partially offset by a decrease in interest rates. On a per unit of production basis, interest expense decreased 25%, from $11.11/BOE to $8.37/BOE.

Income Tax Expense

Income tax expense decreased $4.0 million in fiscal 2011 compared to fiscal 2010, primarily due to the partial release of the valuation allowance which offset the tax expense on U.S. operations’ income. A significant portion of income tax expense consists of U.S. withholding taxes provided on outbound intercompany interest accrued during the year. The effective income tax rate for fiscal 2011 decreased from fiscal 2010 from 37% to 16%. The decrease in the effective tax rate from fiscal year 2010 of 37% to 16% in 2011 was principally attributable to the release of the valuation allowance against the current tax on U.S. operating income.

Liquidity and Capital Resources

Overview

As of June 30, 2012, we had approximately $117.1 million in cash and cash equivalents on hand and approximately $1,018.3 million in outstanding total long-term debt obligations.

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

During the year ended June 30, 2012, we completed the following transactions that have improved our liquidity position, which are discussed in further detail below:

On October 4, 2011, EGC entered into the First Amendment (the “First Amendment”) to the First Lien Credit Agreement which provided for increased flexibility to pay dividends or make loans from EGC to us and/or our other subsidiaries. The First Amendment includes the following provisions:

a)	approval for cash distributions of up to $100 million per calendar year, which can be used for various purposes, including stock buybacks, bond repurchases, and /or debt repayments, and is based upon the Company meeting minimum liquidity and maximum revolver utilization thresholds;
b)	approval of a cash distribution basket of up to an aggregate of $150 million, to be used for investments and other purposes based upon the Company meeting minimum liquidity and maximum revolver utilization thresholds; and

c)	increase of the amount of borrowing base availability that must be reserved to deal with potential effects from hurricanes during the period of July 1st to October 31st of each calendar year from $25 million to $50 million.

The First Amendment also provided that all distributions in aggregate from EGC to us and/or our subsidiaries are limited to an amount equal to $70 million plus 50% of our Consolidated Net Income (as defined in the First Amendment) for the period from October 1, 2010 through the most recently ended quarter.

On May 24, 2012, EGC entered into the Second Amendment (the “Second Amendment”) to the First Lien Credit agreement which provided further increased flexibility to make payments from EGC to us and/or our other subsidiaries. The Second Amendment includes the following provisions:

(a)	removal of limitations on the ability of EGC to finance hedge option premiums;
(b)	technical modifications in regard to the ability of EGC to reposition hedges;
(c)	adjustment of definitions and other provisions to further increase the ability of EGC to make distributions to us and/or our subsidiaries; and
(d)	technical corrections in connection with the replacement of one of the lenders (including that lender’s role as an issuer of a letter of credit) under the First Lien Credit Agreement.

At June 30, 2012, we had no borrowings under our First Lien Credit Agreement which had a borrowing base of $750 million due December 2014. The June 30, 2012 principal balance of our Senior Notes and related maturity dates were as follows:

•	9.25% Senior Notes — $750 million — Due December 2017; and
•	7.75% Senior Notes — $250 million — Due June 2019.

On April 2, 2012, the BOEM issued a letter stating that our Company qualifies for a supplemental bonding waiver. We still maintain approximately $24.5 million in bonds issued to third parties other than the BOEM to secure the plugging and abandonment of wells on the outer continental shelf of the Gulf of Mexico as well as the removal of platforms and related facilities.

Our initial fiscal 2013 capital budget, excluding any potential acquisition but including abandonment costs, is expected to be approximately $700 million ($670 million prior to plugging and abandonment costs). We intend to fund our capital expenditure program, contractual commitments, including settlement of derivative contracts, from cash on hand, cash flows from operations and borrowings under our credit facility. We believe our available liquidity will be sufficient to meet our funding requirements through June 30, 2013. However, future cash flows are subject to a number of variables, including the level of crude oil and natural gas production and prices. There can be no assurance that cash flow from operations or other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures. Our capital expenditures and the scope of our drilling activities for fiscal year 2013 may change as a result of several factors, including, but not limited to, changes in natural gas and oil, costs of drilling and completion, drilling results and changes in the borrowing base under the First Lien Credit Agreement. If an acquisition opportunity arises, we may also seek to access public markets to issue additional debt and/or equity securities. Cash flows from operations were used primarily to fund exploration and development expenditures during fiscal 2012.

Cash Flows

The following table sets forth selected historical information from our statement of cash flows from operations:

	Year Ended June 30,
	2012	2011	2010
	(In thousands)
Net cash provided by operating activities	$785,514	$387,725	$121,213
Net cash used in investing activities	(569,593)	(1,255,072)	(384,160)
Net cash provided by (used in) financing activities	(127,241)	881,530	188,246
Net increase (decrease) in cash and cash equivalents	$88,680	$14,183	$(74,701)

Operating Activities

Net cash provided by operating activities during the year ended June 30, 2012 was $785.5 million as compared to $387.7 million provided by operating activities during fiscal 2011. The increase is due in part to higher net commodity prices and production volumes partially offset by higher production costs. Fiscal 2012 also included higher proceeds from monetization of derivative instruments and higher nonproduction costs and expenses. Changes in operating assets and liabilities increased $30.2 million primarily due to accounts receivable, asset retirement obligations and accounts payable and accrued liabilities.

Generally, producing natural gas and crude oil reservoirs have declining production rates. Production rates are impacted by numerous factors, including but not limited to, geological, geophysical and engineering matters, production curtailments and restrictions, weather, market demands and our ability to replace depleting reserves. Our inability to adequately replace reserves could result in a decline in production volumes, one of the key drivers of generating net operating cash flows. For the fiscal year ended June 30, 2012, our reserve replacement ratio, which is calculated by dividing acquisitions, discoveries, extensions of existing fields and revisions to proved reserves by total production, was 119%. Results for any year are a function of the success of our drilling program and acquisitions. While program results are difficult to predict, our current drilling inventory provides us opportunities to replace our production in fiscal year 2013.

Investing Activities

Our investments in properties, including acquisitions, were $577.1 million, $1,293.5 million and $438.1 million for the years ended June 30, 2012, 2011 and 2010, respectively. The decrease in cash used in investing activities in comparing fiscal 2012 to fiscal 2011 is primarily due to lower acquisitions in 2012 partially offset by higher investments in properties also in 2012.

Excluding any potential acquisitions but including abandonment costs, we currently anticipate an initial capital budget for 2013 of approximately $700 million. We intend to fund our capital expenditure program, contractual commitments, including settlement of derivative contracts, from cash on hand, cash flows from our operations and borrowings under our credit facility. If an acquisition opportunity arises, we may also access public markets to issue additional debt and/or equity securities. As of July 31, 2012, we had $498 million availability for borrowing under our revolving credit facility. Our current borrowing base is $750 million. Our next borrowing base redetermination is scheduled for the fall of 2012 utilizing our June 30, 2012 reserve report. If commodity prices decline and banks lower their internal projections of natural gas and oil prices, it is possible that we will be subject to decreases in our borrowing base availability in the future. We anticipate that our cash flow from operations and available borrowing capacity under our revolving credit facility will exceed our planned capital expenditures and other cash requirements for the year ended June 30, 2013. However, future cash flows are subject to a number of variables, including the level of natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

Financing Activities

Cash used in financing activities was $127.2 million for the year ended June 30, 2012 as compared to cash provided by financing activities of $881.5 million for the year ended June 30, 2011. During the year ended June 30, 2012, total proceeds from issuance of common and preferred stock were $9.8 million and net repayments of our First Lien Credit Agreement were $111.6 million. During the year ended June 30, 2011, total proceeds from the issuance of common and preferred stock were $562.1 million and total proceeds from our 2011 senior notes offering and borrowings under our First Lien Credit Agreement net of repayments were $373.6 million.

Available Credit

Our revenue, cash flow from operations and future growth depend substantially on factors beyond our control, such as access to capital, economic, political and regulatory developments, and competition from other sources of energy. Multiple events during 2009 through 2012 involving numerous countries and financial institutions impacted liquidity within the capital markets throughout the United States and around the world. Despite efforts by the U.S. Treasury Department and banking regulators in the United States, Europe and other nations around the world to provide liquidity and stability to the financial sector, capital markets have remained somewhat constrained. As a result, we expect that our ability to raise debt and equity and the terms on which we can raise capital may be somewhat restricted and will be dependent upon the condition of the capital markets.

Notwithstanding periodic weakness in the U. S. credit markets, we expect that our available liquidity is sufficient to meet our operating and capital requirements through June 30, 2013. Additionally, our credit facility is comprised of a syndicate of large domestic and international banks, with no single lender providing more than 10% of the overall commitment amount.

Revolving Credit Facility

The second amended and restated first lien credit agreement (“First Lien Credit Agreement”) was entered into by our indirect, wholly-owned subsidiary, EGC in May 2011. This facility has a borrowing capacity of $925 million and matures December 31, 2014. Borrowings are limited to a borrowing base based on oil and gas reserve values which are redetermined on a periodic basis. At June 30, 2012, the borrowing base was $750 million, which was unanimously reaffirmed by the lenders on May 18, 2012. Currently, the facility bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate (“LIBOR”), plus applicable margins ranging from 2.25% to 3.00% or an alternate base rate, based on the federal funds effective rate plus applicable margins ranging from 1.25% to 2.00%. The revolving credit facility is secured by mortgages on at least 85% of the value of our proved reserves.

Under the First Lien Credit Agreement, EGC is prohibited from paying dividends to us except that EGC may make payments to us of up to $25 million in aggregate for the purpose of paying premiums or other payments associated with the early conversion of our preferred stock and EGC may make payments of up to $17 million in any calendar year, subject to certain terms and conditions, so that we may pay dividends on our outstanding preferred stock. On October 4, 2011, EGC entered into the First Amendment (the “First Amendment”) to the First Lien Credit Agreement which provided for increased flexibility to pay dividends or make loans from EGC to us and/or our other subsidiaries. The First Amendment modified the First Lien Credit Agreement and includes the following: (a) approval for cash distributions of up to $100 million per calendar year, which can be used for various purposes, including stock buybacks, bond repurchases, and /or debt repayments, and is based upon the Company meeting minimum liquidity and maximum revolver utilization thresholds, and (b) approval of a cash distribution basket of up to an aggregate of $150 million, to be used for investments and other purposes based upon the Company meeting minimum liquidity and maximum revolver utilization thresholds. Both distribution baskets are further limited by an amount equal to $70 million plus 50% of our Consolidated Net Income (as defined in the First Amendment) for the period from October 1, 2010 through the most recently ended quarter and (c) increased the amount of borrowing base availability that must be reserved to deal with potential effects from hurricanes during the period of July 1st to October 31st of each calendar year from $25 million to $50 million.

On May 24, 2012, EGC entered into the Second Amendment (the “Second Amendment”) to the First Lien Credit agreement which provided further increased flexibility to make payments from EGC to us and/or our other subsidiaries. The Second Amendment includes the following: (a) removal of limitations to the ability of EGC to finance hedge option premiums; (b) technical modifications in regard to the ability of EGC to reposition hedges; (c) adjustment of definitions and other provisions to further increase the ability of EGC to make distributions to us and/or our subsidiaries; and (d) technical corrections in connection with the replacement of one of the lenders (including that lender’s role as an issuer of a letter of credit) under the First Lien Credit Agreement.

The First Lien Credit Agreement (as amended) requires EGC to maintain certain financial covenants. Specifically, EGC may not permit the following: (a) EGC’s total leverage ratio to be more than 3.5 to 1.0, (b) EGC’s interest coverage ratio to be less than 3.0 to 1.0, and (c) EGC’s current ratio (in each case as defined in the First Lien Credit Agreement) to be less than 1.0 to 1.0, as of the end of each fiscal quarter. In addition, we are subject to various other covenants including, but not limited to, those limiting our ability to declare and pay dividends or other payments, our ability to incur debt, changes in control, our ability to enter into certain hedging agreements, as well as a covenant to maintain John D. Schiller, Jr. in his current executive position, subject to certain exceptions in the event of his death or disability.

As of June 30, 2012, we were in compliance with all covenants under our First Lien Credit Agreement.

9.25% Senior Notes due 2017

On December 17, 2010, EGC issued $750 million face value of 9.25%, unsecured senior notes due December 15, 2017 at par (the “9.25% Old Senior Notes”). We exchanged $749 million aggregate principal of the 9.25% Old Senior Notes for $749 million aggregate principal amount of newly issued notes (the “9.25% Senior Notes”) registered under the Securities Act of 1933, as amended (the “Securities Act”), on July 8, 2011. The 9.25% Senior Notes bear identical terms and conditions as the 9.25% Old Senior Notes. The trading restrictions on the remaining $1 million face value of the 9.25% Old Senior Notes were lifted on December 17, 2011.

The 9.25% Senior Notes are fully and unconditionally guaranteed by us and each of EGC’s existing and future material domestic subsidiaries.

We believe that the fair value of the $750 million of 9.25% Senior Notes outstanding as of June 30, 2012 was $802.5 million based on quoted prices and the market is not an active market; therefore, the fair value is classified within Level 2.

7.75% Senior Notes due 2019

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

We believe that the fair value of the $250 million of 7.75% Senior Notes outstanding as of June 30, 2012 was $256.7 million based on quoted prices and the market is not an active market; therefore, the fair value is classified within Level 2.

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

Contractual Obligations and Other Commitments

The table below provides estimates of the timing of future payments that, as of June 30, 2012, we are obligated to make under our contractual obligations and commitments, other than hedging contracts. We expect to fund these contractual obligations with cash on hand, cash generated from operations and borrowings available under our credit facility.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(In Thousands)
Contractual Obligations
Total long-term debt(1)	$1,018,344	$4,284	$14,060	$—	$1,000,000
Interest on long-term debt(1)	537,243	98,329	191,674	177,500	69,740
Operating leases(2)	12,695	2,451	4,534	4,266	1,444
Performance bonds(2)	25,132	25,132	—	—	—
Drilling rig commitments(2)	32,297	32,297	—	—	—
Letters of credit(2)	225,500	500	225,000	—	—
Total contractual obligations	1,851,211	162,993	435,268	181,766	1,071,184
Other Obligations
Asset retirement obligations(3)	301,415	34,457	21,603	11,109	234,246
Total obligations	$2,152,626	$197,450	$456,871	$192,875	$1,305,430

(1)	See Note 6 of Notes to Consolidated Financial Statements for details of our long-term debt.
(2)	See Note 15 of Notes to Consolidated Financial Statements for discussion of these commitments.
(3)	See Note 8 of Notes to Consolidated Financial Statements for details of asset retirement obligations (the obligations reflected above are discounted).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies

We have identified the following policies as critical to the understanding of our results of operations. This is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the U.S. (“U.S. GAAP”), with no need for management’s judgment in selecting in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. However, certain accounting policies are important to the portrayal of our consolidated financial condition and results of operations and require management’s most subjective or complex judgments. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on historical experience, observation of trends in the industry, and information available from other outside sources, as appropriate. Our critical accounting policies and estimates are set forth below. Certain of these accounting policies and estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from our management’s current judgment. Our most sensitive accounting estimate affecting our consolidated financial statements is our oil and gas reserves, which are highly sensitive to changes in oil and gas prices that have been volatile in recent years. Although decreases in oil and gas prices are partially offset by our hedging program, to the extent reserves are adversely impacted by reductions in oil and gas prices, we could experience increased depreciation, depletion and amortization expense in future periods.

Use of Estimates  The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates of proved reserves are key components of our depletion rate for our proved oil and natural gas properties and the full cost ceiling test limitation. Accordingly, our accounting estimates require exercise of judgment by management in preparing such estimates. While we believe that the estimates and assumptions used in preparation of our consolidated financial statements are appropriate, actual results could differ from those estimates, and any such difference may be material.

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

We evaluate the impairment of our evaluated oil and gas properties through the use of a ceiling test as prescribed by SEC Regulation S-X Rule 4-10. Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capital costs. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves. Oil and gas reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be precisely measured. Such cost estimates related to future development costs of proved oil and gas reserves could be subject to revisions due to changes in regulatory requirements, technological advances and other factors which are difficult to predict. At June 30, 2012, 2011 and 2010, a 10% decrease in oil and gas prices would not impact the results of our full cost ceiling limitation test.

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

The following table summarizes the sensitivity of our derivative contracts designated as hedges to changes in oil and gas prices. For the year ended June 30, 2012, the crude hedge contracts are separated into Brent and WTI indexed derivative contracts.

	June 30, 2012			June 30, 2011		June 30, 2010
	Oil (Bbl)		Gas (MMBtu)	Oil (Bbl)	Gas (MMBtu)	Oil (Bbl)	Gas (MMBtu)
	Brent	WTI
Average prices used in determining fair value	$97.29	$86.82	$3.37	$99.59	$4.90	$78.59	$5.30
Decrease in fair value of derivative contracts resulting from a 10% increase in oil or natural gas prices (in thousands)(1)(2):	$(28,943)	$(27,981)	$(1,510)	$(129,551)	$(9,530)	$(41,591)	$(11,905)

(1)	Subsequent increases in oil and natural gas prices would not necessarily have the same impact on fair value due to the nature of some of our derivative contracts.
(2)	Substantially all of the change in fair value would be deferred in Other Comprehensive Income (OCI). In addition, increases in prices would have a positive impact on our oil and natural gas revenues.

Net income would have increased (decreased) for the years ended June 30, 2012, 2011 and 2010 by $126.1 million, $(96.2) million and $(13.0) million, respectively, if our crude oil and natural gas hedges did not qualify as cash flow hedges.

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

When recording income tax expense, certain estimates are required to be made by management due to timing and to the impact of future events on when income tax expenses and benefits are recognized by us. We periodically evaluate any tax operating loss and other carryforwards to determine whether a gross tax asset, as well as a valuation allowance, should be recognized in our consolidated financial statements. At June 30, 2012 we maintained an $82.3 million valuation allowance against our net deferred tax assets due in part to our three-year cumulative operating losses primarily as a result of the non-cash full cost ceiling impairment recorded in fiscal 2009. We continue to evaluate the need for the valuation allowance based on current and expected earnings and other factors. If positive earnings trends continue or other events occur, the need for retaining this valuation allowance may diminish.

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

We follow the provisions of ASC Topic 740-10 (formally known as FIN 48, addressing “Uncertain Tax Positions”) and have not recorded any gross unrecognized tax benefits related to Uncertain Tax Positions.

Share-Based Compensation.  Compensation cost for equity awards is based on the fair value of the equity instrument on the date of grant and is recognized over the period during which an employee is required to provide service in exchange for the award. Compensation cost for liability awards is based on the fair value of the vested award at the end of each reporting period.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05: Comprehensive Income: Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 provides that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one continuous financial statement or two consecutive financial statements. The update is intended to increase the prominence of other comprehensive income in the financial statements. ASU 2011-05 is effective for annual periods beginning after December 15, 2011, with early adoption permitted. We adopted ASU 2011-05 on June 30, 2012 and the adoption had no effect on our consolidated financial position, results of operations or cash flows, other than presentation.

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

In December 2011, the FASB issued Accounting Standards Update No. 2011-11 Balance Sheet: Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). ASU 2011-11 requires that an entity disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for annual periods beginning on or after January 1, 2013. We are currently evaluating the provisions of ASU 2011-11 and assessing the impact, if any, it may have on our consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

General

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at June 30, 2012, and from which we may incur future gains or losses from changes in market interest rates or commodity prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

For a complete discussion of our open commodity derivatives as of June 30, 2012, please see Note 9 to our Consolidated Financial Statements.

As of June 30, 2012, we had the following contracts outstanding (Asset (Liability) and Fair Value Gain (Loss) in thousands):

	Crude Oil				Natural Gas
			Total				Total		Total
Period	Volume (MBbls)	Contract Price(1)	Asset (Liability)	Fair Value Gain (Loss)	Volume (MMBtu)	Contract Price(1)	Asset (Liability)	Fair Value Gain	Asset (Liability)	Fair Value Gain (Loss)(2)
Crude Oil – WTI Collars
7/12 – 12/12	1,417	$72.60/$100.19	$12	$(404)					$12	$(404)
1/13 – 12/13	1,664	73.57/105.63	2,149	536					2,149	536
			2,161	132					2,161	132
Three-Way Collars
1/13 – 12/13	1,825	70/90/136.32	11,573	4,134					11,573	4,134
1/14 – 12/14	3,650	70/90/137.14	23,496	8,528					23,496	8,528
			35,069	12,662					35,069	12,662
Put Spreads
7/12 – 12/12	2,760	75.00/85.00	8,210	4,076					8,210	4,076
Swaps
7/12 – 12/12	92	86.60	40	(94)					40	(94)
1/13 – 12/13	183	86.60	(326)	(188)					(326)	(188)
7/12 – 12/12	(92)	88.20	(187)						(187)
1/13 – 12/13	(183)	88.20	37						37
			(436)	(282)					(436)	(282)
Crude Oil – Brent Collars
7/12 – 12/12	920	87.00/114.24	848	179					848	179
1/13 – 12/13	2,781	80.00/126.78	7,703	4,491					7,703	4,491
			8,551	4,670					8,551	4,670
Put Spreads
7/12 – 12/12	460	65.00/85.00	(127)						(127)
Call Spread
1/13 – 12/13					1,825	$3.75/$4.75	$460		460
Three-Way Collars
7/12 – 12/12	1,785	67.42/87.42/127.76	3,012	618	5,520	4.07/4.93/5.87	3,777	2,455	6,789	3,073
1/13 – 12/13	1,643	61.67/83.33/140.69	5,385	2,002	10,950	4.07/4.93/5.87	7,009	4,556	12,394	6,558
1/14 – 12/14	1,278	66.43/86.43/141.36	4,922	1,440					4,922	1,440
			13,319	4,060			10,786	7,011	24,105	11,071
Total Gain on Derivatives			$66,747	$25,318			$11,246	$7,011	$77,993	$32,329

(1)	The contract price is weighted-averaged by contract volume.
(2)	The gain on derivative contracts is net of applicable income taxes.

Our ultimate realized gain or loss with respect to commodity price fluctuations will depend on the future exposures that arise during the period, our hedging strategies at the time and commodity prices at the time.

Most of our crude oil production is Heavy Louisiana Sweet (“HLS”). Through June 30, 2011, we utilized West Texas Intermediate (“WTI”), NYMEX based derivatives as the exclusive means of hedging our fixed price commodity risk thereby resulting in HLS/WTI basis exposure. Historically the basis differential between HLS and WTI has been relatively small and predictable. Over the past five years, HLS has averaged approximately $1 per barrel premium to WTI. Since the beginning of 2011, the HLS/WTI basis differential and volatility has increased with HLS carrying as much as a $30 per barrel premium to WTI. During the quarter ended September 30, 2011, the Company began including ICE Brent Futures (“Brent”) collars and three-way collars in our hedging portfolio as we believe that the Brent prices are more reflective of our realized crude oil production pricing(HLS). By including Brent benchmarks in our crude hedging, we can more appropriately manage our exposure and our price risk.

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

We generally invest cash equivalents in high-quality credit instruments consisting primarily of money market funds with maturities of 90 days or less. We do not expect any material loss from cash equivalents and therefore we believe its interest rate exposure on invested funds is not material. As of June 30, 2012 we had no borrowing under our First Lien Credit Agreement.

Item 8.  Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed by management, under the supervision of our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. (GAAP) and includes those policies and procedures that:

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

Our management, under the supervision and participation of our principal executive officer and our principal financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, our management has concluded that, as of June 30, 2012, our internal control over financial reporting was effective based on those criteria.

UHY LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting as of June 30, 2012. This report, dated August 9, 2012, appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Energy XXI (Bermuda) Limited

We have audited Energy XXI (Bermuda) Limited and subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Energy XXI (Bermuda) Limited and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Energy XXI (Bermuda) Limited and subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the three fiscal years in the period ended June 30, 2012, and our report dated August 9, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ UHY LLP

Houston, Texas
August 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Energy XXI (Bermuda) Limited

We have audited the accompanying consolidated balance sheets of Energy XXI (Bermuda) Limited (a Bermuda Corporation) and subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the three fiscal years in the period ended June 30, 2012. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energy XXI (Bermuda) Limited and subsidiaries as of June 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Energy XXI (Bermuda) Limited and subsidiaries’ internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 9, 2012 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ UHY LLP

Houston, Texas
August 9, 2012

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)

	June 30,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$117,087	$28,407
Accounts receivable
Oil and natural gas sales	126,107	126,194
Joint interest billings	3,840	4,526
Insurance and other	5,420	2,533
Prepaid expenses and other current assets	63,029	47,751
Derivative financial instruments	32,497	22
Total Current Assets	347,980	209,433
Property and Equipment
Oil and natural gas properties – full cost method of accounting, including $418.8 million and $467.3 million of unevaluated properties not being amortized at June 30, 2012 and 2011, respectively	2,698,213	2,545,336
Other property and equipment	9,533	8,201
Total Property and Equipment, net of accumulated depreciation, depletion, amortization and impairment	2,707,746	2,553,537
Other Assets
Derivative financial instruments	45,496	—
Deferred income taxes	—	2,411
Debt issuance costs, net of accumulated amortization and other assets	29,725	33,479
Total Other Assets	75,221	35,890
Total Assets	$3,130,947	$2,798,860
LIABILITIES
Current Liabilities
Accounts payable	156,959	$163,741
Accrued liabilities	118,818	111,157
Notes payable	22,211	19,853
Asset retirement obligations	34,457	19,624
Derivative financial instruments	—	50,259
Current maturities of long-term debt	4,284	4,054
Total Current Liabilities	336,729	368,688
Long-term debt, less current maturities	1,014,060	1,109,333
Deferred income taxes	104,280	—
Asset retirement obligations	266,958	303,618
Derivative financial instruments	—	70,524
Other liabilities	3,080	—
Total Liabilities	1,725,107	1,852,163
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Preferred stock, $0.001 par value, 7,500,000 and 2,500,000 shares authorized at June 30, 2012 and 2011, respectively
7.25% Convertible perpetual preferred stock, 8,000 shares issued and outstanding at June 30, 2012 and 2011, respectively	—	—
5.625% Convertible perpetual preferred stock, 814,117 and 1,050,000 shares issued and outstanding at June 30, 2012 and 2011, respectively	1	1
Common stock, $0.005 par value, 200,000,000 shares authorized and 79,147,340 and 76,203,574 shares issued and 78,837,697 and 76,202,921 shares outstanding at June 30, 2012 and 2011, respectively	396	381
Additional paid-in capital	1,501,785	1,479,959
Accumulated deficit	(153,945)	(465,160)
Accumulated other comprehensive income (loss), net of income taxes	57,603	(68,484)
Total Stockholders’ Equity	1,405,840	946,697
Total Liabilities and Stockholders’ Equity	$3,130,947	$2,798,860

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except per share information)

	Year Ended June 30,
	2012	2011	2010
Revenues
Crude oil sales	$1,186,631	$719,683	$387,935
Natural gas sales	116,772	139,687	110,996
Total Revenues	1,303,403	859,370	498,931
Costs and Expenses
Lease operating	310,815	239,478	142,612
Production taxes	7,261	3,336	4,217
Gathering and transportation	16,371	12,499	—
Depreciation, depletion and amortization	367,463	293,479	181,640
Accretion of asset retirement obligations	39,161	32,127	23,487
General and administrative expense	86,276	75,091	49,667
(Gain) loss on derivative financial instruments	(7,228)	(5,563)	(4,739)
Total Costs and Expenses	820,119	650,447	396,884
Operating Income	483,284	208,923	102,047
Other Income (Expense)
Bridge loan commitment fees	—	(4,500)	—
Loss on retirement of debt	—	(21,855)	—
Other income – net	71	198	29,756
Interest expense	(108,882)	(105,849)	(88,239)
Total Other Expense	(108,811)	(132,006)	(58,483)
Income Before Income Taxes	374,473	76,917	43,564
Income Tax Expense	38,646	12,262	16,244
Net Income	335,827	64,655	27,320
Induced Conversion of Preferred Stock	6,068	24,348	—
Preferred Stock Dividends	13,028	12,600	4,320
Net Income Available for Common Stockholders	$316,731	$27,707	$23,000
Earnings per Share
Basic	$4.10	$0.42	$0.56
Diluted	$3.85	$0.42	$0.56
Weighted Average Number of Common Shares Outstanding
Basic	77,310	66,356	40,992
Diluted	87,208	66,459	41,384

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Year Ended June 30,
	2012	2011	2010
Net Income	$335,827	$64,655	$27,320
Other Comprehensive Income (Loss)
Crude Oil and Natural Gas Cash Flow Hedges
Unrealized change in fair value net of ineffective portion	228,398	(136,566)	35,320
Effective portion reclassified to earnings during the period	(34,418)	(11,418)	(48,448)
Interest Rate Cash Flow Hedges
Reclassified to earnings during the period	—	—	(3,474)
Total Other Comprehensive Income (Loss)	193,980	(147,984)	(16,602)
Income taxes	67,893	(51,794)	(5,811)
Net Other Comprehensive Income (Loss)	126,087	(96,190)	(10,791)
Comprehensive Income (Loss)	$461,914	$(31,535)	$16,529

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Preferred Stock						Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stock- holders’ Equity
	5.625%		7.25%		Common Stock
	Shares	Value	Shares	Value	Shares	Value
Balance, June 30, 2009					29,283	$146	$604,724	$(515,867)	$38,497	$127,500
Common stock issued, net of direct costs					21,466	108	186,714			186,822
Stock-based compensation					70		3,480			3,480
Preferred stock issued, net of direct costs			1,100	$11			106,539			106,550
Preferred stock dividends								(4,320)		(4,320)
Comprehensive income (loss)								27,320	(10,791)	16,529
Balance, June 30, 2010			1,100	11	50,819	254	901,457	(492,867)	27,706	436,561
Common stock issued, net of direct costs					14,068	71	283,322			283,393
Stock-based compensation					280	1	4,442			4,443
Preferred stock issued, net of direct costs	1,150	$1					278,391			278,392
Preferred stock converted to common	(100)		(1,092)	(11)	10,562	53	(42)			—
Preferred stock dividends								(12,600)		(12,600)
Preferred stock inducement					475	2	12,389	(24,348)		(11,957)
Comprehensive income (loss)								64,655	(96,190)	(31,535)
Balance, June 30, 2011	1,050	1	8	—	76,204	381	1,479,959	(465,160)	(68,484)	946,697
Common stock issued, net of direct costs					257	1	10,051			10,052
Stock-based compensation					367	2	11,758			11,760
Preferred stock converted to common	(236)	—			2,319	12	(12)			—
Common stock dividends								(5,516)		(5,516)
Preferred stock dividends								(13,028)		(13,028)
Preferred stock inducement							29	(6,068)		(6,039)
Comprehensive income								335,827	126,087	461,914
Balance, June 30, 2012	814	$1	8	$—	79,147	$396	$1,501,785	$(153,945)	$57,603	$1,405,840

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended June 30,
	2012	2011	2010
Cash Flows From Operating Activities
Net income	$335,827	$64,655	$27,320
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	367,463	293,479	181,640
Deferred income tax expense	38,796	12,169	16,238
Change in derivative financial instruments
Proceeds from sale of derivative instruments	66,522	42,577	5,000
Other – net	(52,155)	(37,047)	(35,633)
Accretion of asset retirement obligations	39,161	32,127	23,487
Amortization of debt discount and premium	—	(43,521)	(36,364)
Amortization and write-off of debt issuance costs and other	7,559	15,772	7,806
Stock-based compensation	11,760	4,443	3,480
Payment of interest in-kind	—	2,225	4,009
Changes in operating assets and liabilities
Accounts receivable	(4,995)	(49,745)	(18,398)
Prepaid expenses and other current assets	(15,890)	(13,272)	(16,415)
Settlement of asset retirement obligations	(14,990)	(73,974)	(80,044)
Accounts payable and accrued liabilities	6,456	137,837	39,087
Net Cash Provided by Operating Activities	785,514	387,725	121,213
Cash Flows from Investing Activities
Acquisitions	(6,401)	(1,012,262)	(293,037)
Capital expenditures	(570,670)	(281,233)	(145,112)
Insurance payments received	6,472	—	53,985
Proceeds from the sale of properties	2,750	38,431	—
Other	(1,744)	(8)	4
Net Cash Used in Investing Activities	(569,593)	(1,255,072)	(384,160)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	9,839	562,112	294,468
Conversion of preferred stock to common stock	(6,040)	(11,957)	—
Dividends to shareholders	(18,682)	(12,313)	(3,988)
Proceeds from long-term debt	896,717	1,829,828	205,903
Payments on long-term debt	(1,008,300)	(1,456,190)	(294,013)
Debt issuance costs	—	(29,614)	(13,030)
Other	(775)	(336)	(1,094)
Net Cash Provided by (Used in) Financing Activities	(127,241)	881,530	188,246
Net Increase (Decrease) in Cash and Cash Equivalents	88,680	14,183	(74,701)
Cash and Cash Equivalents, beginning of year	28,407	14,224	88,925
Cash and Cash Equivalents, end of year	$117,087	$28,407	$14,224

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

Principles of Consolidation and Reporting.  The accompanying consolidated financial statements include the accounts of Energy XXI and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). All significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements for the previous periods include certain reclassifications that were made to conform to current presentation. Such reclassifications have no impact on previously reported consolidated net income, consolidated stockholders’ equity or consolidated cash flows.

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

Accounts Receivable and Allowance for Doubtful Accounts.  Accounts receivable are stated at historical carrying amount net of allowance for doubtful accounts. We establish provisions for losses on accounts receivable if it is determined that collection of all or a part of an outstanding balance is not probable. Collectability is reviewed regularly and an allowance is established or adjusted, as necessary, using the specific identification method. As of June 30, 2012 and 2011, no allowance for doubtful accounts was necessary.

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

Oil and natural gas properties include costs that are excluded from costs being depleted or amortized. Costs excluded from depletion or amortization represent investments in unevaluated properties and include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. We exclude these costs until the property has been evaluated. We also allocate a portion of our acquisition costs to unevaluated properties based on fair value. Costs are transferred to the full cost pool as the properties are evaluated or over the life of the reservoir.

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

Depreciation, Depletion and Amortization.  The depreciable base for oil and natural gas properties includes the sum of all capitalized costs net of accumulated depreciation, depletion, amortization and impairment (“DD&A”), estimated future development costs and asset retirement costs not included in oil and natural gas properties, less costs excluded from amortization. The depreciable base of oil and natural gas properties is amortized using the unit-of-production method. Other property, which includes, leasehold improvements, office and computer equipment and vehicles are stated at original cost and are depreciated using the straight-line method over the useful life of the assets, which ranges from three to five years.

Weather Based Insurance Linked Securities.  We obtain Weather Based Insurance Linked Securities (“Securities”), to mitigate potential loss to our oil and gas properties from hurricanes in the Gulf of Mexico. These Securities provide for payments of negotiated amounts should a pre-defined category hurricane pass within specific pre-defined areas encompassing our oil and gas producing fields. Since these Securities were obtained to mitigate potential loss due to hurricanes in the Gulf of Mexico, the majority of the premiums associated with these Securities are charged to expense during the period associated with the hurricane season, typically June 1 to November 30. The amortization of insurance premiums for these Securities is recorded as a component of our lease operating expense. Unamortized premiums of $3.2 million are included in prepaid expenses at June 30, 2012.

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

General and Administrative Expense.  Under the full cost method of accounting, a portion of our general and administrative expense that is directly identified with our acquisition, exploration and development activities is capitalized as part of oil and natural gas properties. These capitalized costs include salaries, employee benefits, costs of consulting services, and other direct costs incurred to directly support those employees that are directly involved in acquisition, exploration and development activities. The capitalized costs do not include costs related to production operations, general corporate overhead or similar activities. Our capitalized general and administrative expense directly related to our acquisition, exploration and development activities for the years ended June 30, 2012, 2011 and 2010 was $38.3 million, $37.8 million and $26.6 million, respectively.

Share-Based Compensation.  Compensation cost for equity awards is based on the fair value of the equity instrument on the date of grant and is recognized over the period during which an employee is required to provide service in exchange for the award. Compensation cost for liability awards is based on the fair value of the vested award at the end of each reporting period.

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

We follow the provisions of ASC Topic 740-10 (formally known as FIN 48, addressing “Uncertain Tax Positions”) and have not recorded any gross unrecognized tax benefits related to Uncertain Tax Positions.

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

Earnings per Share.  The Earnings per Share (“EPS”) amounts have been calculated based on the weighted-average number of shares of common stock outstanding for the year. Diluted EPS reflects the potential dilution, using the treasury stock method. The diluted EPS calculation includes shares of common stock from the assumed conversion of the Company’s redeemable preferred stock.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05: Comprehensive Income: Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 provides that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one continuous financial statement or two consecutive financial statements. The update is intended to increase the prominence of other comprehensive income in the financial statements. ASU 2011-05 is effective for annual periods beginning after December 15, 2011, with early adoption permitted. We adopted ASU 2011-05 on June 30, 2012 and the adoption had no effect on our consolidated financial position, results of operations or cash flows other than presentation.

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

In December 2011, the FASB issued Accounting Standards Update No. 2011-11 Balance Sheet: Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). ASU 2011-11 requires that an entity disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for annual periods beginning on or after January 1, 2013. We are currently evaluating the provisions of ASU 2011-11 and assessing the impact, if any, it may have on our consolidated financial position, results of operations or cash flows.

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

Below is a summary of net reduction to the full cost pool related to the sale (in thousands):

Cash received	$39,625
Reduction of asset retirement obligation related to properties	16,626
Net revenues from June 1, 2011 through closing date	(1,630)
Adjustment to gas imbalances related to properties	36
Net reduction to the full cost pool	$54,657

Note 4 — Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30,
	2012	2011
Oil and gas properties
Proved properties	$4,375,984	$3,810,293
Less: accumulated depreciation, depletion, amortization and impairment	2,096,531	1,732,250
Proved properties	2,279,453	2,078,043
Unproved properties	418,760	467,293
Oil and gas properties	2,698,213	2,545,336
Other property and equipment	22,132	18,354
Less: accumulated depreciation	12,599	10,153
Other property and equipment	9,533	8,201
Total property and equipment – net of accumulated depreciation, depletion, amortization and impairment	$2,707,746	$2,553,537

Note 5 — Equity Method Investments

Investments accounted for under the equity method consist of our 20% interest in Energy XXI Natural Gas Partners, LLC (“EXXI NGP”), which engages in the acquisition, exploration, development and operation of oil and natural gas properties in Louisiana and Texas and offshore in the Gulf of Mexico, through its wholly owned subsidiary Natural Gas Partners Assets, LLC (“NGP”). Our equity method investment is included in other assets in the consolidated balance sheets and our share of earnings is reported in other income (expense) in the consolidated statements of income.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Equity Method Investments  – (continued)

On June 4, 2012, NGP entered into a Purchase and Sale Agreement (“PSA Agreement”) with EP Energy E&P Company, L.P. (“EP Energy”) to acquire interests in certain oil and gas fields owned by EP Energy. The total purchase price, subject to adjustments in accordance with the terms of the PSA Agreement was $103 million. Pursuant to the PSA Agreement, we paid our share of the deposit of $2.1 million. The effective date of the acquisition is January 1, 2012.

On July 19, 2012, NGP closed on the acquisition and we paid our share of the remaining purchase price of $16 million to EP Energy, prior to final adjustments. EXXI NGP is a guarantor of $100 million line of credit entered into by NGP. There was no borrowing base under this facility as of June 30, 2012 and was set at $25 million upon closing on July 19, 2012. For the period ended June 30, 2012, our share of loss in NGP was approximately $0.1 million, representing formation expenses and other related costs. At June 30, 2012, the carrying value of our investment in EXXI NGP was $2.1 million.

Note 6 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30,
	2012	2011
Revolving credit facility	$—	$107,784
9.25% Senior Notes due 2017	750,000	750,000
7.75% Senior Notes due 2019	250,000	250,000
Derivative instruments premium financing	17,387	4,926
Capital lease obligation	957	677
Total debt	1,018,344	1,113,387
Less current maturities	4,284	4,054
Total long-term debt	$1,014,060	$1,109,333

Maturities of long-term debt as of June 30, 2012 are as follows (in thousands):

Year Ending June 30,
2013	$4,284
2014	8,242
2015	5,818
2016	—
2017	—
Thereafter	1,000,000
Total	$1,018,344

Revolving Credit Facility

The second amended and restated first lien credit agreement (“First Lien Credit Agreement”) was entered into by our indirect, wholly-owned subsidiary, EGC, in May 2011. This facility has a borrowing capacity of $925 million and matures December 31, 2014. Borrowings are limited to a borrowing base based on oil and gas reserve values which are redetermined on a periodic basis. At June 30, 2012, the borrowing base was $750 million, which was reaffirmed by the lenders on May 18, 2012. Currently, the facility bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate (“LIBOR”), plus applicable margins ranging from 2.25% to 3.00% or an alternate base rate, based on the federal funds effective rate plus applicable margins ranging from 1.25% to 2.00%. The revolving credit facility is secured by mortgages on at least 85% of the value of our proved reserves.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Long-Term Debt  – (continued)

Under the First Lien Credit Agreement, EGC is prohibited from paying dividends to us except that EGC may make payments to us of up to $25 million in aggregate for the purpose of paying premiums or other payments associated with the early conversion of our preferred stock and EGC may make payments of up to $17 million in any calendar year, subject to certain terms and conditions, so that we may pay dividends on our outstanding preferred stock. On October 4, 2011, EGC entered into the First Amendment (the “First Amendment”) to the First Lien Credit Agreement. The First Amendment modified the First Lien Credit Agreement and includes the following: (a) approval for cash distributions of up to $100 million per calendar year, which can be used for various purposes, including stock buybacks, bond repurchases, and/or debt repayments, and is based upon the Company meeting minimum liquidity and maximum revolver utilization thresholds, (b) approval of a cash distribution basket of up to an aggregate of $150 million, to be used for investments and other purposes based upon the Company meeting minimum liquidity and maximum revolver utilization thresholds. Both distribution baskets are further limited by an amount equal to $70 million plus 50% of our Consolidated Net Income (as defined in the First Amendment) for the period from October 1, 2010 through the most recently ended quarter and (c) increased the amount of borrowing base availability that must be reserved to deal with potential effects from hurricanes during the period of July 1st to October 31st of each calendar year from $25 million to $50 million.

On May 24, 2012, EGC entered into the Second Amendment (the “Second Amendment”) to the First Lien Credit agreement which provided further increased flexibility to make payments from EGC to us and/or our other subsidiaries. The Second Amendment includes the following: (a) removal of limitations on the ability of EGC to finance hedge option premiums; and (b) technical modifications in regard to the ability of EGC to reposition hedges; (c) adjustment of definitions and other provisions to further increase the ability of EGC to make distributions to us and/or our subsidiaries; and (d) technical corrections in connection with the replacement of one of the lenders (including that lender’s role as an issuer of a letter of credit) under the First Lien Credit Agreement.

The First Lien Credit Agreement (as amended) requires EGC to maintain certain financial covenants. Specifically, EGC may not permit the following under First Lien Credit Agreement: (a) EGC’s total leverage ratio to be more than 3.5 to 1.0, (b) EGC’s interest coverage ratio to be less than 3.0 to 1.0, and (c) EGC’s current ratio (in each case as defined in our First Lien Credit Agreement) to be less than 1.0 to 1.0, as of the end of each fiscal quarter. In addition, we are subject to various other covenants including, but not limited to, those limiting our ability to declare and pay dividends or other payments, our ability to incur debt, changes in control, our ability to enter into certain hedging agreements, as well as a covenant to maintain John D. Schiller, Jr. in his current executive position, subject to certain exceptions in the event of his death or disability.

As of June 30, 2012, we were in compliance with all covenants under our First Lien Credit Agreement.

High Yield Facilities

9.25% Senior Notes

On December 17, 2010, EGC issued $750 million face value of 9.25%, unsecured senior notes due December 15, 2017 at par (the “9.25% Old Senior Notes”). We exchanged $749 million aggregate principal of the 9.25% Old Senior Notes for $749 million aggregate principal amount of newly issued notes (the “9.25% Senior Notes”) registered under the Securities Act of 1933, as amended (the “Securities Act”), on July 8, 2011. The 9.25% Senior Notes bear identical terms and conditions as the 9.25% Old Senior Notes. The trading restrictions on the remaining $1 million face value of the 9.25% Old Senior Notes were lifted on December 17, 2011.

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

We believe that the fair value of the $750 million of 9.25% Senior Notes outstanding as of June 30, 2012 was $802.5 million based on quoted prices and the market is not an active market; therefore, the fair value is classified within Level 2.

Guarantee of 9.25% Notes Issued by EGC

Our indirect, wholly-owned subsidiary, EGC, is the issuer of the 9.25% Notes which are fully and unconditionally guaranteed by us and each of EGC’s existing and future material domestic subsidiaries. We and our subsidiaries, other than EGC, have no significant independent assets or operations. EGC is prohibited from paying dividends to us except that EGC may make payments to us of up to $25 million in aggregate for the purpose of paying premiums or other payments associated with the early conversion of our preferred stock and EGC may make payments of up to $17 million in any calendar year, subject to certain terms and conditions, so that we may pay dividends on our outstanding preferred stock.

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

We believe that the fair value of the $250 million of 7.75% Senior Notes outstanding as of June 30, 2012 was $256.7 million based on quoted prices and the market is not an active market; therefore, the fair value is classified within Level 2.

Guarantee of 7.75% Notes Issued by EGC

Our indirect, wholly-owned subsidiary, EGC, is the issuer of the 7.75% Notes which are fully and unconditionally guaranteed by us and each of EGC’s existing and future material domestic subsidiaries. We and our subsidiaries, other than EGC, have no significant independent assets or operations. EGC is prohibited from paying dividends to us except that EGC may make payments to us of up to $25 million in aggregate for the purpose of paying premiums or other payments associated with the early conversion of our preferred stock and EGC may make payments of up to $17 million in any calendar year, subject to certain terms and conditions, so that we may pay dividends on our outstanding preferred stock.

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

Derivative Instruments Premium Financing

We finance premiums on derivative instruments that we purchase with our hedge counterparties. Substantially all of our hedges are done with lenders under our revolving credit facility. Derivative instruments premium financing is accounted for as debt and this indebtedness is pari passu with borrowings under the revolving credit facility. The derivative instruments premium financing is structured to mature when the derivative instrument settles so that we realize the value net of derivative instrument premium financing. As of June 30, 2012 and June 30, 2011, our outstanding derivative instruments premium financing discounted at our approximate borrowing cost of 2.5% per annum totaled $17.4 million and $4.9 million, respectively.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Long-Term Debt  – (continued)

Interest Expense

For the years ended June 30, 2012, 2011 and 2010, interest expense consisted of the following (in thousands):

	Year Ended June 30,
	2012	2011	2010
Revolving credit facility	$9,420	$10,080	$9,954
9.25% Senior Notes due 2017	69,375	37,193	—
7.75% Senior Notes due 2019	19,375	6,727	—
10% Senior Notes due 2013	—	20,811	40,442
16% Second Lien Notes due 2014	—	24,967	34,330
Amortization of debt issue cost – Revolving credit facility	4,881	6,999	3,015
Amortization of debt issue cost – 10% Senior Notes due 2013	—	1,681	2,522
Amortization of debt issue cost – 16% Second Lien Notes due 2014	—	54	72
Amortization of debt issue cost – 9.25% Senior Notes due 2017	2,206	1,196	—
Amortization of debt issue cost – 7.25% Senior Notes due 2019	388	141	—
Discount amortization – 16% Second Lien Notes due 2014 (Private Placement)	—	1,894	2,605
Premium amortization – 16% Second Lien Notes due 2014 (Exchange Offer)	—	(6,889)	(9,477)
Write-off of debt issue costs – Related to retirement of new 10 % notes	—	—	1,750
Write-off of debt issue costs – Reduction in revolving credit facility	—	—	447
Derivative instruments premium financing and other	1,347	995	2,579
Settlement of Lehman Brothers liability	1,890	—	—
	$108,882	$105,849	$88,239

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

Note 7 — Notes Payable

In May 2011, we entered into a note with Bank Direct Capital Finance, LLC to finance a portion of our insurance premiums. The note was for a total face amount of $22.0 million and bore interest at an annual rate of 1.93%. The note amortized over ten months. The balance outstanding as of June 30, 2011 was $19.9 million.

In July 2011, we entered into a note with AFCO Credit Corporation to finance a portion of our insurance premiums. The note was for a total face amount of $6.3 million and bore interest at an annual rate of 1.93%. The note amortized over the remaining term of the insurance and matured on May 1, 2012.

In May 2012, we entered into a note with AFCO Credit Corporation to finance a portion of our insurance premiums. The note was for a total face amount of $26.0 million and bore interest at an annual rate of 1.556%. The note amortizes over the remaining term of the insurance, which matures on December 26, 2012. The balance outstanding as of June 30, 2012 was $22.2 million.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Asset Retirement Obligations

The following table describes the changes to our asset retirement obligations (in thousands):

	Year Ended June 30,
	2012	2011
Balance at beginning of year	$323,242	$159,277
Liabilities acquired	125	204,512
Liabilities incurred	2,268	18,086
Liabilities settled	(14,990)	(73,974)
Liabilities sold	—	(16,626)
Revisions in estimated cash flows	(48,391)	(160)
Accretion expense	39,161	32,127
Total balance at end of year	301,415	323,242
Less current portion	34,457	19,624
Long-term balance at end of year	$266,958	$303,618

Note 9 — Derivative Financial Instruments

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

Most of our crude oil production is Heavy Louisiana Sweet (“HLS”). Through June 30, 2011, we utilized West Texas Intermediate (“WTI”), NYMEX based derivatives as the exclusive means of hedging our fixed price commodity risk thereby resulting in HLS/WTI basis exposure. Historically the basis differential between HLS and WTI has been relatively small and predictable. Over the past five years, HLS has averaged approximately $1 per barrel premium to WTI. Since the beginning of 2011, the HLS/WTI basis differential and volatility has increased with HLS carrying as much as a $30 per barrel premium to WTI. During the

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Derivative Financial Instruments  – (continued)

quarter ended September 30, 2011, the Company began including ICE Brent Futures (“Brent”) collars and three-way collars in our hedging portfolio. By including Brent benchmarks in our crude hedging, we can more appropriately manage our exposure and price risk.

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

Our future crude oil and natural gas revenue will be increased by the following amounts related to the monetized contracts referred to above (in thousands):

Quarter Ended	Cash(1)	Non-Cash(1)	Total
September 30, 2012	$9,537	$—	$9,537
December 31, 2012	9,046	—	9,046
March 31, 2013	4,821	203	5,024
June 30, 2013	4,858	206	5,064
Thereafter	9,770	416	10,186
	$38,032	$825	$38,857

(1)	Cash represents the amounts received through June 30, 2012 as part of the monetization of certain hedge contracts. Non-cash represents monetized hedges in which the cash will be received when the underlying hedge contract settles in calendar year 2013.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Derivative Financial Instruments  – (continued)

As of June 30, 2012, we had the following contracts outstanding Asset (Liability) and Fair Value Gain (Loss) (in thousands):

	Crude Oil				Natural Gas
			Total				Total		Total
Period	Volume (MBbls)	Contract Price(1)	Asset (Liability)	Fair Value Gain (Loss)	Volume (MMBtu)	Contract Price(1)	Asset (Liability)	Fair Value Gain	Asset (Liability)	Fair Value Gain (Loss)(2)
Crude Oil – WTI Collars
7/12 – 12/12	1,417	$72.60/$100.19	$12	$(404)					$12	$(404)
1/13 – 12/13	1,664	73.57/105.63	2,149	536					2,149	536
			2,161	132					2,161	132
Three-Way Collars
1/13 – 12/13	1,825	70/90/136.32	11,573	4,134					11,573	4,134
1/14 – 12/14	3,650	70/90/137.14	23,496	8,528					23,496	8,528
			35,069	12,662					35,069	12,662
Put Spreads
7/12 – 12/12	2,760	75.00/85.00	8,210	4,076					8,210	4,076
Swaps
7/12 – 12/12	92	86.60	40	(94)					40	(94)
1/13 – 12/13	183	86.60	(326)	(188)					(326)	(188)
7/12 – 12/12	(92)	88.20	(187)						(187)
1/13 – 12/13	(183)	88.20	37						37
			(436)	(282)					(436)	(282)
Crude Oil – Brent Collars
7/12 – 12/12	920	87.00/114.24	848	179					848	179
1/13 – 12/13	2,781	80.00/126.78	7,703	4,491					7,703	4,491
			8,551	4,670					8,551	4,670
Put Spreads
7/12 – 12/12	460	65.00/85.00	(127)						(127)
Call Spread
1/13 – 12/13					1,825	$3.75/$4.75	$460		460
Three-Way Collars
7/12 – 12/12	1,785	67.42/87.42/127.76	3,012	618	5,520	4.07/4.93/5.87	3,777	2,455	6,789	3,073
1/13 – 12/13	1,643	61.67/83.33/140.69	5,385	2,002	10,950	4.07/4.93/5.87	7,009	4,556	12,394	6,558
1/14 – 12/14	1,278	66.43/86.43/141.36	4,922	1,440					4,922	1,440
			13,319	4,060			10,786	7,011	24,105	11,071
Total Gain on Derivatives			$66,747	$25,318			$11,246	$7,011	$77,993	$32,329

(1)	The contract price is weighted-averaged by contract volume.
(2)	The loss on derivative contracts is net of applicable income taxes.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Derivative Financial Instruments  – (continued)

The fair values of derivative instruments in our consolidated balance sheets were as follows (in thousands):

	Asset Derivative Instruments				Liability Derivative Instruments
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity Derivative Instruments designated as hedging instruments:
Derivative financial instruments	Current	$66,716	Current	$6,048	Current	$34,462	Current	$58,593
	Non-Current	103,462	Non-Current	1,248	Non-Current	58,229	Non-Current	72,719
Commodity Derivative Instruments not designated as hedging instruments:
Derivative financial instruments	Current	326	Current	2,310	Current	83	Current	3
	Non-Current	451	Non-Current	948	Non-Current	188	Non-Current	—
Total		$170,955		$10,554		$92,962		$131,315

The effect of derivative instruments on our consolidated statements of operations was as follows (in thousands):

	Year Ended June 30,
	2012	2011	2010
Location of (Gain) Loss in Income Statement
Cash Settlements, net of amortization of purchased put premiums:
Oil sales	$(438)	$58,185	$(4,008)
Natural gas sales	(28,163)	(37,874)	(41,598)
Total cash settlements	(28,601)	20,311	(45,606)
Commodity Derivative Instruments designated as hedging instruments:
(Gain) loss on derivative financial instruments
Ineffective portion of commodity derivative instruments	(3,479)	(21)	1,480
Commodity Derivative Instruments not designated as hedging instruments:
(Gain) loss on derivative financial instruments
Realized mark to market gain	(4,542)	(3,686)	(11,430)
Unrealized mark to market (gain) loss	793	(1,856)	5,211
Total gain on derivative financial instruments	(7,228)	(5,563)	(4,739)
Total (gain) loss	$(35,829)	$14,748	$(50,345)

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Derivative Financial Instruments  – (continued)

The cash flow hedging relationship of our derivative instruments was as follows (in thousands):

Location of (Gain) Loss	Amount of (Gain) Loss on Derivative Instruments Recognized in Other Comprehensive (Income) Loss, net of tax (Effective Portion)	Amount of (Gain) Loss on Derivative Instruments Reclassified from Other Comprehensive (Income) Loss, net of tax (Effective Portion)	Amount of (Gain) Loss on Derivative Instruments Reclassified from Other Comprehensive (Income) Loss (Ineffective Portion)
Year Ended June 30, 2012
Commodity Derivative Instruments	$(126,087)
Revenues		$(22,372)
(Gain) loss on derivative financial instruments			$(3,479)
Total	$(126,087)	$(22,372)	$(3,479)
Year Ended June 30, 2011
Commodity Derivative Instruments	$96,190
Revenues		$(7,422)
(Gain) loss on derivative financial instruments			$(21)
Total	$96,190	$(7,422)	$(21)
Year Ended June 30, 2010
Commodity Derivative Instruments	$10,791
Revenues		$(31,491)
(Gain) loss on derivative financial instruments			$1,480
Interest Expense		(2,258)
Total	$10,791	$(33,749)	$1,480

The amount expected to be reclassified from other comprehensive income to income in the next 12 months is a gain of $49.7 million ($32.3 million net of tax) on our commodity hedges. The estimated and actual amounts are likely to vary significantly due to changes in market conditions.

We monitor the creditworthiness of our counterparties. However, we are not able to predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Possible actions would be to transfer our position from counterparty or request a voluntary termination of the derivative contracts resulting in a cash settlement. Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative instruments under lower commodity prices, and could incur a loss. At June 30, 2012, we had no deposits for collateral with our counterparties.

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

London Stock Exchange (“AIM”) under the symbol “EXXI.” Our shareholders are entitled to one vote for each share of common stock held on all matters to be voted on by shareholders. We have 200,000,000 authorized common shares, par value of $0.005 per share.

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

On May 2, 2012, our Board of Directors approved payment of a quarterly cash dividend of $0.07 per share to the holders of the Company’s common stock. The quarterly dividend was paid on June 15, 2012 to shareholders of record on June 1, 2012.

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

On November 3, 2010, we sold 1.15 million shares of 5.625% Perpetual Convertible Preferred Stock (“5.625% Preferred Stock”) at $250 per share, less $3.75 per share (1.5%) in underwriting commissions. Net proceeds to the Company from the sale of preferred stock were approximately $283.2 million, after deducting underwriting commissions, but before other offering expenses.

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

On December 14, 2009, the Company sold 1,100,000 shares of 7.25% Perpetual Convertible Preferred Stock (“7.25% Preferred Stock”) at a $100 per share, less $3.00 per share (3%) in underwriting commissions. Net proceeds to the Company from the sale of preferred stock were approximately $106.6 million, after deducting underwriting commissions, but before other offering expenses.

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

Conversion of Preferred Stock

During June 2012, we canceled and converted a total of 103 shares of our 5.625% Preferred Stock into a total of 1,016 shares of common stock using a conversion rate of 9.8578 common shares per preferred share.

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

During May and June 2011, we canceled and converted a total of 100,000 shares of our 5.625% Preferred Stock into common stock. In addition to the stated conversion rate of 9.83526 common shares per preferred share, we also issued additional common shares to induce the conversion.

On October 21, 2010, we launched an exchange offer for shares of our 7.25% Preferred Stock outstanding. The exchange offer provided for the issuance of 8.77192 shares of our unrestricted common stock per share of 7.25% Preferred Stock and a cash payment to induce the conversion. The exchange offer closed on November 19, 2010. A total of 517,970 shares of 7.25% Preferred Stock were canceled and exchanged for 4,543,583 shares of common stock and a cash payment of $10.5 million, which included accrued dividends of $0.7 million.

The following is a summary of the preferred stock exchanges for the year ended June 30, 2011 including the related inducements:

	Preferred Shares Exchanged	Common Shares Issued		Common Share Inducement Value	Cash Inducement	Other Expenses	Total Inducement Value
		Stated Conversion	Inducement
					(In thousands)
7.25% Preferred Stock	1,092,000	9,578,929	382,564	$9,354	$11,837	$284	$21,475
5.625% Preferred Stock	100,000	983,526	92,263	2,860	—	13	2,873
Total		10,562,455	474,827	$12,214	$11,837	$297	$24,348

At June 30, 2012, we have 814,117 shares of 5.625% Preferred Stock and 8,000 shares of 7.25% Preferred Stock issued and outstanding.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Supplemental Cash Flow Information

The following table represents our supplemental cash flow information (in thousands):

	Year Ended June 30,
	2012	2011	2010
Cash paid for interest	$103,346	$96,624	$84,336

The following table represents our non-cash investing and financing activities (in thousands):

	Year Ended June 30,
	2012	2011	2010
Financing of insurance premiums	$22,211	$19,853	$—
Conversion of preferred stock to common stock	—	(12,391)	—
Preferred stock dividends	(138)	286	332
Derivative instruments premium financing acquired through financing	16,259	4,267	3,928
Additions to property and equipment by recognizing asset retirement obligations	(45,998)	222,438	71,635

Note 12 — Employee Benefit Plans

The Energy XXI Services, LLC 2006 Long-Term Incentive Plan (“Incentive Plan”).  We maintain an incentive and retention program for our employees. Participation shares (or “Restricted Stock Units”) are issued from time to time at a value equal to our common share price at the time of issue. The Restricted Stock Units generally vest equally over a three-year period. When vesting occurs, we pay the employee an amount equal to the then current common share price times the number of Restricted Stock Units.

Performance Units

For fiscal 2010, 2011 and 2012, we also awarded performance units. Of the total performance units awarded, 25% are time-based performance units (“Time-Based Performance Units”) and 75% are Total Shareholder Return Performance-Based Units (“TSR Performance-Based Units”). Both the Time-Based Performance Units and TSR Performance-Based Units vest equally over a three-year period.

Time-Based Performance Units.  The amount due the employee at the vesting date is equal to the grant date unit value of $5.00 plus the appreciation in the stock price over the performance period, multiplied by the number of units that vest. For the fiscal year 2010 grant, the initial stock price used in determining the change in stock price is $7.40 per share, for the fiscal year 2011 grant the initial stock price is $15.62 and for the fiscal year 2012 grant the initial stock price is $34.40.

TSR Performance-Based Units.  For each TSR Performance-Based Unit, the executive will receive a cash payment equal to the grant date unit value of $5.00 multiplied by (a) the cumulative percentage change in the price per share of the Company’s common stock from the date on which the TSR Performance-Based Units were granted (the “Total Shareholder Return”) and (b) the TSR Unit Number Modifier.

In addition, the employee may have the opportunity to earn additional compensation based on the Company’s Total Shareholder Return at the end of the third Performance Period.

At our discretion, at the time the Restricted Stock Units and Performance Units vest, employees will settle in either common shares or cash. Upon a change in control of the Company, as defined in the Incentive Plan, all outstanding Restricted Stock Units and Performance Units become immediately vested and payable. Historically, we have paid all vesting awards in cash. The July 21, 2012 vesting of the July 21, 2011, 2010 and 2009 Performance Unit awards were paid 50% in common stock and future vesting of the Performance Units may be paid in stock at the discretion of our board of directors.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Employee Benefit Plans  – (continued)

We recognized compensation expense related to our outstanding Restricted Stock Units and Performance Units as follows (in thousands):

	Year Ended June 30,
	2012	2011	2010
Restricted Stock Units	$19,315	$20,314	$9,821
Performance Units	31,148	28,480	9,177
Total compensation expense recognized	$50,463	$48,794	$18,998

As of June 30, 2012, we have 925,737 unvested Restricted Stock Units and 3,914,638 unvested Performance Based Units.

Restricted Shares

Restricted Shares activity is as follows:

	Number Of Shares	Grant-date Fair Value Per Share
Non-vested at June 30, 2010	81,644	$24.75
Vested during fiscal 2011	(50,430)
Non-vested at June 30, 2011	31,214	24.75
Vested during fiscal 2012	(31,214)
Non-vested at June 30, 2012	—

We determine the fair value of the Restricted Shares based on the market price of our common stock on the date of grant. Compensation cost for the Restricted Shares is recognized on a straight line basis over the requisite service period. For the years ended June 30, 2012, 2011 and 2010, we recognized compensation expense of $49,000, $1.0 million and $1.6 million, respectively, related to our Restricted Shares.

Stock Purchase Plan

Effective as of July 1, 2008, we adopted the Energy XXI Services, LLC 2008 Fair Market Value Stock Purchase Plan (“2008 Purchase Plan”), which allows eligible employees, directors, and other service providers of ours and our subsidiaries to purchase from us shares of our common stock that have either been purchased by us on the open market or that have been newly issued by us. During the years ended June 30, 2012, 2011 and 2010, we issued 305,401 shares, 282,047 shares and 129,239 shares, respectively, under the 2008 Purchase Plan.

In November 2008 we adopted the Energy XXI Services, LLC Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) which allows employees to purchase common stock at a 15% discount from the lower of the common stock closing price on the first or last day of the offering period. The current offering period is from July 1, 2012 to December 31, 2012. We use Black-Scholes Model to determine fair value, which incorporates assumptions to value stock-based awards. The shares issuable under Employee Stock Purchase Plan are included in calculating diluted earnings per share, if dilutive. As of June 30, 2012 there was no unrecognized compensation. The compensation expense recognized and shares issued under Employee Stock Purchase Plan were as follows (in thousands, except for shares):

	Year Ended June 30,
	2012	2011	2010
Compensation expense	$729	$567	$417
Shares issued	46,985	115,323	163,682

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Employee Benefit Plans  – (continued)

Stock Options

In September 2008, our board of directors granted 300,000 stock options to certain officers. These options to purchase our common stock were granted with an exercise price of $17.50 per share. These options vested over a three year period and may be exercised any time prior to September 10, 2018. As of June 30, 2012, 100,000 of the vested options have been exercised and the remaining 200,000 vested options have not been exercised.

A summary of our stock option activity and related information is as follows:

	Year Ended June 30,
	2012		2011		2010
	Shares Under Option	Weighted Ave. Exercise Price	Shares Under Option	Weighted Ave. Exercise Price	Shares Under Option	Weighted Ave. Exercise Price
Beginning balance	100,000	$17.50	240,000	$17.50	300,000	$17.50
Granted	—	—	—	—	—	—
Vested	(100,000)	17.50	(140,000)	17.50	(60,000)	17.50
Ending balance	—	$17.50	100,000	$17.50	240,000	$17.50

Our net income for the years ended June 30, 2012, 2011 and 2010 includes approximately $0.1 million, $0.2 million and $1.1 million, respectively of compensation costs related to stock options.

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

Defined Contribution Plans

Our employees are covered by a discretionary noncontributory profit sharing plan. The plan provides for annual employer contributions that can vary from year to year. We also sponsor a qualified 401(k) Plan that provides for matching. The contributions under these plans were as follows (in thousands):

	Year Ended June 30,
	2012	2011	2010
Profit Sharing Plan	$3,014	$2,980	$3,419
401(k) Plan	3,195	1,788	1,426
Total contributions	$6,209	$4,768	$4,845

Note 13 — Related Party Transactions

We have a 20% interest in EXXI NGP. We account for this investment using the equity method. See Note 5 — Equity Method Investments.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Earnings per Share

Basic earnings per share of common stock is computed by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during the year. Except when the effect would be anti-dilutive, the diluted earnings per share include the impact of convertible preferred stock, restricted stock and other common stock equivalents. The following table sets forth the calculation of basic and diluted earnings per share (“EPS”) (in thousands, except per share data):

	Year Ended June 30,
	2012	2011	2010
Net income	$335,827	$64,655	$27,320
Preferred stock dividends	13,028	12,600	4,320
Induced conversion of preferred stock	6,068	24,348	—
Net income available for common stockholders	$316,731	$27,707	$23,000
Weighted average shares outstanding for basic EPS	77,310	66,356	40,992
Add dilutive securities	9,898	103	392
Weighted average shares outstanding for diluted EPS	87,208	66,459	41,384
Earnings per share
Basic	$4.10	$0.42	$0.56
Diluted	$3.85	$0.42	$0.56

For the years ended June 30, 2012, 2011 and 2010, 4,821, 11,219,687 and 5,207,877, respectively, common stock equivalents were excluded from the diluted average shares due to an anti-dilutive effect.

Note 15 — Commitments and Contingencies

Litigation.  We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our consolidated financial position, results of operations or cash flows.

Lease Commitments.  We have a non-cancelable operating lease for office space and other that expires on December 31, 2018. Future minimum lease commitments as of June 30, 2012 under the operating lease are as follows (in thousands):

Year Ending June 30,
2013	$2,451
2014	2,261
2015	2,273
2016	2,122
2017	2,144
Thereafter	1,444
Total	$12,695

Rent expense, including rent incurred on short-term leases, for the years ended June 30, 2012, 2011 and 2010 was approximately $2,493,000, $1,933,000 and $1,933,000, respectively.

Letters of Credit and Performance Bonds.  We had $225.5 million in letters of credit and $25.1 million of performance bonds outstanding as of June 30, 2012.

Line of Credit.  Our equity method investee, EXXI NGP, of which we own 20%, is a guarantor of a $100 million line of credit entered into by its wholly owned subsidiary, NGP on February 23, 2012. See Note 5 — Equity Method Investments.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Commitments and Contingencies  – (continued)

Drilling Rig Commitments.  As of June 30, 2012, we have entered into four drilling rig commitments:

1)  November 4, 2011 to January 15, 2013 at $47,800 per day

2)  March 10, 2012 to August 6, 2012 at $65,000 per day

3)  April 1, 2012 to December 31, 2012 at $75,000 per day

4)  June 8, 2012 to August 16, 2012 at $140,000 per day

At June 30, 2012, future minimum commitments under these contracts totaled $32.3 million.

Note 16 — Income Taxes

We are a Bermuda company and we are generally not subject to income tax in Bermuda. We operate through our various subsidiaries in the United States; accordingly, income taxes have been provided based upon U.S. tax laws and rates as they apply to our current ownership structure.

During the year ended June 30, 2009, we incurred a pre-tax impairment loss related to our oil and gas properties due to the steep decline in global energy prices over that same time period. This loss is not deductible for tax purposes until the impaired properties are depleted or disposed of. As a result of this impairment, for the year ending June 30, 2012 we remain in a position of cumulative reporting losses for the preceding reporting periods. The volatility of energy prices and uncertainty of when energy prices may stabilize continues to be problematic and not readily determinable by our management. At this date, this general fact pattern does not allow us to project sufficient sources of future taxable income to offset our tax loss carryforwards and net deferred tax assets in the U.S. Under these current circumstances, it is management’s opinion that the realization of these tax attributes beyond the reversal of existing taxable temporary differences does not reach the “more likely than not” criteria under ASC 740 (formerly known as FAS 109). As a result, during the year ended June 30, 2009 we established a valuation allowance of $175.0 million, and have subsequently adjusted this allowance downward by $92.7 million primarily due to the presence of pre-tax income in the subsequent years. This results in an ending valuation allowance of $82.3 million at June 30, 2012. Management continues to monitor this situation closely, and the results from any change in judgment reflecting a change in the underlying facts will be reflected in the period of the factual change.

The amounts of income before income taxes attributable to U.S. and non-U.S. operations are as follows:

	Year Ended June 30,
	2012	2011	2010
	(In Thousands)
U.S. income	$346,887	$47,751	$12,794
Non-U.S. income	27,586	29,166	30,770
Income before income taxes	$374,473	$76,917	$43,564

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Income Taxes  – (continued)

The components of our income tax provision are as follows:

	Year Ended June 30,
	2012	2011	2010
	(In Thousands)
Current
United States	$—	$—	$—
Non U.S.	—	—	—
State	(53)	93	6
Total current	(53)	93	6
Deferred
United States	38,699	12,169	16,238
State	—	—	—
Total deferred	38,699	12,169	16,238
Total income tax provision	$38,646	$12,262	$16,244

The following is a reconciliation of statutory income tax expense to our income tax provision:

	Year Ended June 30,
	2012	2011	2010
	(In Thousands)
Income before income taxes	$374,473	$76,917	$43,564
Statutory rate	35%	35%	35%
Income tax expense computed at statutory rate	131,066	26,921	15,247
Reconciling items
Federal withholding obligation	10,371	10,343	10,343
Nontaxable foreign income	(9,655)	(10,208)	(10,770)
Change in valuation allowance	(26,996)	(25,290)	(40,332)
Revaluation of tax attributes	(22,405)	7,186	—
Debt cancelation – bond repurchase	(52,583)	—	40,460
State income taxes, net of federal tax benefit	(53)	60	4
Non-deductible executive compensation and other-net	8,901	3,250	1,292
Tax provision	$38,646	$12,262	$16,244

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Income Taxes  – (continued)

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of our deferred taxes are detailed in the table below:

	June 30,
	2012	2011
	(In Thousands)
Deferred tax assets
Asset retirement obligation	$105,495	$13,287
Tax loss carryforwards on U.S. operations	226,927	66,945
Derivative instruments and other	—	45,843
Accrued interest expense	67,701	55,601
Deferred interest expense under IRC Sec. 162(j)	60,403	—
Employee benefit plans	14,845	16,793
Deferred state taxes	20,034	5,479
Other	7,311	—
Total deferred tax assets	502,716	203,948
Deferred tax liabilities
Derivative instruments and other	19,404	—
Oil, natural gas properties and other property and equipment	406,376	17,553
Federal withholding obligation	58,029	47,658
Cancellation of debt	9,680	6,451
Tax partnership activity	31,159	16,468
Other	—	4,063
Total deferred tax liabilities	524,648	92,193
Valuation allowance	82,348	109,344
Net deferred tax asset (liability)	$(104,280)	$2,411
Reflected in the accompanying balance sheet as Non-current deferred tax asset (liability)	$(104,280)	$2,411

The total change in deferred tax assets and liabilities in the year ended June 30, 2012 reflects a $67.9 million decrease in the deferred tax liability related to items recorded in other comprehensive income. This decrease resulted in a deferred tax liability at June 30, 2012 of $31 million related to other comprehensive income which is included in the derivative instruments line.

At June 30, 2012, we have a federal tax loss carryforward (“NOLs”) of approximately $648.4 million, a state income tax loss carryforward of approximately $385.30 million. The regular federal income tax NOLs will expire in various amounts beginning in 2026 and ending in 2029.

Section 382 of the Code (“Section 382”) imposes limitations on a corporation’s ability to utilize its NOLs if it experiences an “ownership change” and Code Section 383 provides similar rules for other tax attributes, e.g., capital losses. In general terms, an ownership change may result from transactions increasing the ownership percentage of certain shareholders in the stock of the corporation by more than 50 percentage points over a three year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax exempt rate (ranging between approximately 3.0% and 4.5%). Any unused annual limitation may be carried over to subsequent years. The amount of the limitation may, under certain circumstances, be increased by the built-in gains held by the Company at the

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Income Taxes  – (continued)

time of the ownership change that are recognized in the five year period after the change. The Company experienced an ownership change on June 20, 2008, and a second ownership change on November 3, 2010. Based upon the Company’s determination of its annual limitation related to this ownership change, management believes that Section 382 should not otherwise limit the Company’s ability to utilize its federal or state NOLs or other attribute carryforwards during their applicable carryforward periods. Management will continue to monitor the potential impact of Code Sections 382 and 383 in future periods with respect to NOL and other tax carryforwards and will reassess realization of these carryforwards periodically.

We adopted the provisions of ASC 740-10 (formally known as FIN 48) and applied the guidance of ASC 740-10 as of July 1, 2007. As of the adoption date, we did not record a cumulative effect adjustment related to the adoption of ASC 740-10 or have any gross unrecognized tax benefit. At June 30, 2012, we did not have any ASC 740-10 liability or gross unrecognized tax benefit.

We filed our initial tax returns for the tax year ended June 30, 2006 as well as the returns for the tax years ended June 30, 2007 through 2011. The tax years ended June 30, 2009 through 2011 remain open to examination under the applicable statute of limitations in the U.S. in which the Company and its subsidiaries file income tax returns. However, the statute of limitations for examination of NOLs and other similar attribute carryforwards does not begin to run until the year the attribute is utilized. In some instances, state statutes of limitations are longer than those under U.S. federal tax law.

We have historically paid no significant cash taxes primarily due to the presence of our NOLs. However, if current income trends continue, we could be responsible for making cash tax payments in fiscal 2014 from application of the alternative minimum tax (AMT) under current law.

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

Shell Trading Company (“Shell”) accounted for approximately 32%, 61% and 62% of our total oil and natural gas revenues during the years ended June 30, 2012, 2011 and 2010, respectively. ExxonMobil Corporation (“ExxonMobil”) accounted for approximately 37% and 22% of our total oil and natural gas revenues during the years ended June 30, 2012 and 2011, respectively. J.P. Morgan Ventures Energy Corporation (“J.P. Morgan”) accounted for 18% of our total oil and natural gas revenues during the year ended June 30, 2012. We also sell our production to a number of other customers, and we believe that those customers, along with other purchasers of oil and natural gas, would purchase all or substantially all of our production in the event that Shell, ExxonMobil and or J.P. Morgan curtailed their purchases.

Accounts Receivable.  Substantially all of our accounts receivable result from oil and natural gas sales and joint interest billings to third parties in the oil and gas industry. This concentration of customers and joint interest owners may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions.

Derivative Instruments.  Derivative instruments also expose us to credit risk in the event of nonperformance by counterparties. Generally, these contracts are with major investment grade financial institutions and other substantive counterparties. We believe that our credit risk related to the futures and swap contracts is no greater than the risk associated with the primary contracts and that the elimination of price risk through our hedging activities reduces volatility in our reported consolidated results of operations, financial position and cash flows from period to period and lowers our overall business risk.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Concentrations of Credit Risk  – (continued)

Cash and Cash Equivalents.  We are subject to concentrations of credit risk with respect to our cash and cash equivalents, which we attempt to minimize by maintaining our cash and cash equivalents with major high credit quality financial institutions. At times cash balances may exceed limits federally insured by the Federal Deposit Insurance Corporation.

Note 18 — Fair Value of Financial Instruments

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

Our commodity derivative instruments consist of financially settled crude oil and natural gas puts, swaps, zero-cost collars and three way collars. We estimate the fair values of these instruments based on published forward commodity price curves, market volatility and contract terms as of the date of the estimate. The discount rate used in the discounted cash flow projections is based on published LIBOR rates. The fair values of commodity derivative instruments in an asset position include a measure of counterparty nonperformance risk, and the fair values of commodity derivative instruments in a liability position include a measure of our own nonperformance risk, each based on the current published issuer-weighted corporate default rates. See Note 9 — Derivative Financial Instruments.

The fair values of our stock based units are based on period-end stock price for our Restricted Stock Units and Time-Based Performance Units and the results of the Monte Carlo simulation model is used for our TSR Performance-Based Units. The Monte Carlo simulation model uses inputs relating to stock price, unit value expected volatility and expected rate of return. A change in any input can have a significant effect on TSR Performance-Based Units valuation.

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

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Fair Value of Financial Instruments  – (continued)

The following table presents the fair value of our Level 1 and Level 2 financial instruments (in thousands):

	Level 1		Level 2
	As of June 30,		As of June 30,
	2012	2011	2012	2011
Assets:
Oil and natural gas derivatives			$170,955	$10,554
Liabilities:
Oil and natural gas derivatives			$92,962	$131,315
Restricted stock units	$15,124	$17,866
Time-based performance units	4,434	3,611
Total liabilities	$19,558	$21,477	$92,962	$131,315

The following table describes the changes to our Level 3 financial instruments (in thousands):

	Level 3
	Year Ended June 30,
	2012	2011
Liabilities:
Performance-based performance units
Balance at beginning of year	$20,305	$7,846
Vested	(23,807)	(11,778)
Grants charged to income	26,357	24,237
Balance at end of year	$22,855	$20,305

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Prepayments and Accrued Liabilities

Prepayments and accrued liabilities consist of the following (in thousands):

	June 30,
	2012	2011
Prepaid expenses and other current assets
Advances to joint interest partners	$12,966	$14,696
Insurance	30,515	23,230
Inventory	4,849	6,305
Royalty deposit	2,443	1,959
Stock held for future issuance to employees	8,786	—
Other	3,470	1,561
Total prepaid expenses and other current assets	$63,029	$47,751
Accrued liabilities
Advances from joint interest partners	$301	$437
Employee benefits and payroll	53,541	53,789
Interest payable	3,721	5,806
Accrued hedge payable	136	14,095
Undistributed oil and gas proceeds	54,484	31,880
Other	6,635	5,150
Total accrued liabilities	$118,818	$111,157

Note 20 — Subsequent Events

In July 2012, we entered into a note to finance a portion of our insurance premiums. The note is for a total face amount of $3.6 million and bears interest at an annual rate of 1.667%. The note amortizes over the remaining term of the insurance, which matures May 1, 2013.

On July 18, 2012, our Board of Directors approved payment of a quarterly cash dividend of $0.07 per share to the holders of the Company’s common stock. The quarterly dividend will be paid on September 14, 2012 to shareholders of record on August 31, 2012.

On July 19, 2012, EXXI NGP, in which we have a 20% interest, acquired interest in certain oil and gas fields owned by EP Energy, through its wholly-owned subsidiary NGP. See Note 5 — Equity Method Investments.

Note 21 — Selected Quarterly Financial Data — Unaudited

Unaudited quarterly financial data are as follows (in thousands, except per share amounts):

	Year Ended June 30, 2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$341,946	$335,996	$340,578	$284,883
Operating income	116,410	126,805	137,986	102,083
Net income	$81,155	$91,252	$97,089	$66,331
Preferred stock dividends	2,877	2,739	3,706	3,706
Induced conversion of preferred stock	10	6,058	—	—
Net income (loss) available for common stockholders	$78,268	$82,455	$93,383	$62,625
Net income per share attributable to common stockholders(1)
Basic	$0.99	$1.06	$1.22	$0.82
Diluted	0.93	1.04	1.11	0.76

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 — Selected Quarterly Financial Data — Unaudited  – (continued)

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

Note 22 — Supplementary Oil and Gas Information — Unaudited

The supplementary data presented reflects information for all of our oil and gas producing activities. Costs incurred for oil and gas property acquisition, exploration and development activities are as follows:

	Year Ended June 30,
	2012	2011	2010
	(In Thousands)
Oil and Gas Activities
Exploration costs	$183,397	$98,133	$51,030
Development costs	383,495	180,191	92,949
Total	566,892	278,324	143,979
Administrative and Other	3,778	2,909	1,133
Total capital expenditures	570,670	281,233	145,112
Property acquisitions
Proved	6,401	722,551	250,795
Unproved	—	289,711	42,242
Total acquisitions	6,401	1,012,262	293,037
Asset retirement obligations, insurance proceeds and other – net	(55,399)	205,702	17,996
Total costs incurred	$521,672	$1,499,197	$456,145

Oil and natural gas property costs excluded represent investments in unevaluated properties and include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. We exclude these costs until the property has been evaluated. We also allocate a portion of our acquisition costs to unevaluated properties based on fair value. Costs are transferred to proved properties as the properties are evaluated or over the life of the reservoir. The wells in progress will be transferred into the amortization base once the results of the drilling activities are known.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 — Supplementary Oil and Gas Information — Unaudited  – (continued)

We excluded from the amortization base the following costs related to unproved property costs and major development projects:

	June 30,
	2012	2011	2010
	(In Thousands)
Unevaluated properties	$166,692	$324,549	$85,211
Wells in progress	252,068	142,744	59,099
	$418,760	$467,293	$144,310

Estimated Net Quantities of Oil and Natural Gas Reserves

The following estimates of the net proved oil and natural gas reserves of our oil and gas properties located entirely within the U.S. are based on evaluations prepared by third-party reservoir engineers. Reserve volumes and values were determined under the method prescribed by the SEC, which requires the application of the 12-month average price for natural gas and oil calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month prior period to the end of the reporting period and current costs held constant throughout the projected reserve life. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise that those of producing oil and gas properties. Accordingly, reserve estimates are expected to change as additional performance data becomes available.

Estimated quantities of proved domestic oil and gas reserves and changes in quantities of proved developed and undeveloped reserves in thousands of barrels (“MBbls”) and thousands of cubic feet (“MMcf”) for each of the periods indicated were as follows:

	Crude Oil (MBbls)	Natural Gas (MMcf)	Total (MBOE)
Proved reserves at June 30, 2009	30,873	133,415	53,109
Production	(5,352)	(15,534)	(7,941)
Extensions and discoveries	698	5,637	1,638
Revisions of previous estimates	3,643	7,403	4,877
Purchases of minerals in place	17,621	37,862	23,931
Proved reserves at June 30, 2010	47,483	168,783	75,614
Production	(8,553)	(24,533)	(12,642)
Extensions and discoveries	3,056	39,555	9,649
Revisions of previous estimates	2,155	(43)	2,148
Reclassification of proved undeveloped	(2,917)	(4,579)	(3,681)
Purchases of minerals in place	37,115	97,591	53,380
Sales of reserves	(1,133)	(40,458)	(7,876)
Proved reserves at June 30, 2011	77,206	236,316	116,592
Production	(11,172)	(29,824)	(16,143)
Extensions and discoveries	11,444	27,821	16,081
Revisions of previous estimates	9,098	(23,281)	5,217
Reclassification of proved undeveloped	(1,783)	(2,042)	(2,123)
Proved reserves at June 30, 2012	84,793	208,990	119,624

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 — Supplementary Oil and Gas Information — Unaudited  – (continued)

	Crude Oil (MBbls)	Natural Gas (MMcf)	Total (MBOE)
Proved developed reserves
June 30, 2009	20,183	82,432	33,922
June 30, 2010	36,970	93,610	52,572
June 30, 2011	59,234	134,024	81,572
June 30, 2012	63,308	110,310	81,693
Proved undeveloped reserves
June 30, 2009	10,690	50,983	19,187
June 30, 2010	10,513	75,173	23,042
June 30, 2011	17,972	102,292	35,020
June 30, 2012	21,485	98,680	37,931

Proved undeveloped (“PUD”) reserve estimates of 37,931 MBOE as of June 30, 2012 increased by 8% over the 35,020 MBOE of PUD reserves estimated at the end of June 30, 2011. During fiscal 2012, 1.6 MMBOE of previously proved undeveloped reserves were converted to proved developed reserves principally through drilling activity in West Delta 73 and South Timbalier 54.

During fiscal 2012, a total of $24.3 million was spent on projects associated with reserves that were carried as PUD reserves at the end of fiscal year 2011.

Four PUD’s were not converted into proved developed reserves within the five year requirement at June 30, 2012. Main Pass 61 OCS-G 16493 A-3 and Main Pass 73 B-19 ST are both sidetrack PUDs, but are still producing and cannot be drilled until the PDP zone in each well depletes. South Pass 49 OCS-G 2177 A-2 ST and A-10 ST were not converted because SP 49’s “A” platform is located in a mudslide area and had not been certified for drilling until May 2012, when Bureau of Safety and Environmental Enforcement (“BSEE”) certified that the platform met conditions for acceptance criteria.

During the year ended June 30, 2012 proved reserve estimates were reduced by 2.1 MMBOE from one PUD, ST 21 Chardonnay, due to the five year development rule.

Standardized Measure of Discounted Future Net Cash Flows

A summary of the standardized measure of discounted future net cash flows relating to proved crude oil and natural gas reserves is shown below. Future cash inflows as of June 30, 2012 were computed using the following prices. The average oil price prior to quality, transportation fees, and regional price differentials was $115.08 per barrel of oil (calculated using the unweighted average first-day-of-the-month Heavy Louisiana Sweet posted prices during the 12-month period ending on June 30, 2012). The report forecasts crude oil and NGL production separately. The average realized adjusted product prices weighted by production over the remaining lives of the properties, used to determine future net revenues were $113.36 per barrel of oil and $56.92 per barrel of NGLs, after adjusting for quality, transportation fees, and regional price differentials.

The $113.36 per barrel realized oil price compares to an unweighted average first-day-of-the-month West Texas Intermediate price of $95.67 per barrel (differential of +$17.69 per barrel), and an unweighted average first-day-of-the-month Brent price of $112.49 per barrel (differential of +$0.87 per barrel)

For natural gas, the average Henry Hub price used was $3.15 per MMBtu, prior to adjustments for energy content, transportation fees, and regional price differentials (calculated using the unweighted average first-day-of-the-month Henry Hub spot price). The average adjusted realized gas price, weighted by production over the remaining lives of the properties used to determine future net revenues, was $3.296 per MCF after adjusting for energy content, transportation fees, and regional price differentials.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 — Supplementary Oil and Gas Information — Unaudited  – (continued)

For the years ended June 30, 2011 and 2010, West Texas Intermediate crude oil prices used were $90.09 per barrel and $75.76 per barrel, respectively and Henry Hub natural gas prices used were $4.21 per MMBtu and 4.10 per MMBtu, respectively. We used costs and statutory tax rates (adjusted for tax credits and other items) that relate to our existing proved crude oil and natural gas reserves.

The standardized measure of discounted future net cash flows related to proved oil and gas reserves as of June 30, 2012, 2011 and 2010 are as follows (in thousands):

	June 30,
	2012	2011	2010
Future cash inflows	$10,009,119	$7,989,182	$4,121,293
Less related future
Production costs	2,737,969	2,188,918	1,024,492
Development and abandonment costs	1,304,007	1,184,728	639,524
Income taxes	1,377,363	1,073,278	398,399
Future net cash flows	4,589,780	3,542,258	2,058,878
Ten percent annual discount for estimated timing of cash flows	1,284,291	980,865	509,727
Standardized measure of discounted future net cash flows	$3,305,489	$2,561,393	$1,549,151

Changes in Standardized Discounted Future Net Cash Flows

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved crude oil and natural gas reserves follows (in thousands):

	Year Ended June 30,
	2012	2011	2010
Beginning of year	$2,561,393	$1,549,151	$1,005,276
Revisions of previous estimates
Changes in prices and costs	855,382	362,283	300,591
Changes in quantities	153,537	59,149	27,735
Additions to proved reserves resulting from extensions, discoveries and improved recovery, less related costs	604,266	111,053	27,651
Purchases of reserves in place	—	1,553,858	703,456
Sales of reserves in place	—	(171,264)	—
Accretion of discount	333,748	184,892	105,977
Sales, net of production and gathering and transportation costs	(968,956)	(604,057)	(352,102)
Net change in income taxes	(215,873)	(476,319)	(245,269)
Changes in rate of production	(13,438)	(72,069)	(31,104)
Development costs incurred	24,519	114,710	108,864
Changes in abandonment costs and other	(29,089)	(49,994)	(101,924)
Net change	744,096	1,012,242	543,875
End of year	$3,305,489	$2,561,393	$1,549,151

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Form 10-K.

Management’s Annual Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is included in Item 8 of this Form 10-K on Page 63 and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarterly period ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

We have adopted a Code of Business Conduct and Ethics, which covers a wide range of business practices and procedures. The Code of Business Conduct and Ethics also represents the code of ethics applicable to our principal executive officer, principal financial officer, and principal accounting officer or controller and persons performing similar functions (“senior financial officers”). A copy of the Code of Business Conduct and Ethics is available on our website www.energyxxi.com under “Management Team —  Corporate Governance.”. We intend to disclose any amendments to or waivers of the Code of Business Conduct and Ethics on behalf of our senior financial officers on our website www.energyxxi.com under “Investor Relations” and “Corporate Governance” promptly following the date of the amendment or waiver.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this Form 10-K or incorporated by reference:

(1) Financial Statements

(2) Financial Statement Schedules

All schedules are omitted because they are either not applicable or required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this Form 10-K and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of August 2012.

ENERGY XXI (BERMUDA) LIMITED

By:	/s/ JOHN D. SCHILLER, JR. John D. Schiller, Jr. Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN D. SCHILLER, JR. John D. Schiller, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	August 9, 2012
/s/ DAVID WEST GRIFFIN David West Griffin	Chief Financial Officer and (Principal Financial Officer and Principal Accounting Officer)	August 9, 2012
/s/ WILLIAM COLVIN William Colvin	Director	August 9, 2012
/s/ PAUL DAVISON Paul Davison	Director	August 9, 2012
/s/ DAVID M. DUNWOODY David M. Dunwoody	Director	August 9, 2012
/s/ CORNELIUS DUPRÉ II Cornelius Dupré II	Director	August 9, 2012
/s/ HILL A. FEINBERG Hill A. Feinberg	Director	August 9, 2012
/s/ KEVIN S. FLANNERY Kevin S. Flannery	Director	August 9, 2012

EXHIBIT INDEX

Exhibit Number	Description	Originally Filed as Exhibit	File Number
3.1	Altered Memorandum of Association of Energy XXI (Bermuda) Limited	3.1 to the Company’s Form 8-K filed on November 9, 2011	001-33628
3.2	Bye-Laws of Energy XXI (Bermuda) Limited	3.2 to the Company’s Form 8-K filed on November 9, 2011	001-33628
4.1	Investor Rights Agreement dated October 13, 2005 among Energy XXI Acquisition Corporation (Bermuda) Limited, Sunrise Securities Corp. and Collins Steward Limited	4.1 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
4.2	Registration Rights Agreement dated October 13, 2005 among Energy XXI Acquisition Corporation (Bermuda) and the investors named therein	4.2 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
4.3	Indenture, dated December 17, 2010, by and among Energy XXI Gulf Coast, Inc., the Guarantors named therein and Wells Fargo Bank, N.A., as trustee	4.1 to Form 8-K filed on December 22, 2010	001-33628
4.4	Registration Rights Agreement, dated as of December 17, 2010, by and among Energy XXI Gulf Coast, Inc., the Guarantors named therein and the Initial Purchasers named therein	4.2 to Form 8-K filed on December 22, 2010	001-33628
4.5	Indenture dated as of February 25, 2011 among Energy XXI Gulf Coast, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee	4.1 to Form 8-K filed on February 28, 2011	001-33628
4.6	Registration Rights Agreement dated as of February 25, 2011 among Energy XXI Gulf Coast, Inc., the Guarantors named therein and the Initial Purchaser named therein	4.2 to Form 8-K filed on February 28, 2011	001-33628
10.1†	2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.5 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.2†	Form of Restricted Stock Grant Agreement under 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.6 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.3†	Form of Restricted Stock Unit Agreement under 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.7 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.4†	Appointment letter dated August 31, 2005 for William Colvin	10.8 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.5†	Appointment letter dated August 31, 2005 for David Dunwoody	10.9 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639

Exhibit Number	Description	Originally Filed as Exhibit	File Number
10.6†	Appointment letter dated April 16, 2007 for Hill Feinberg	10.10 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.7†	Appointment letter dated April 24, 2007 for Paul Davison	10.11 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.8	Letter Agreement dated September 2005 between Energy XXI Acquisition Corporation (Bermuda) Limited and The Exploitation Company, L.L.P.	10.12 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.9	Assumption and Indemnity Agreement dated September 15, 2005 between Energy XXI Acquisition Corporation (Bermuda) Limited and The Exploitation Company, L.L.P.	10.13 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.10†	2006 Long-Term Incentive Plan of Energy XXI Services, LLC (as amended for fiscal year 2008)	10.1 to Form S-8 filed on November 30, 2007	333-147731
10.11†	Form of Notice of Grant of Stock Option together with Form of Stock Option Agreement under 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.25 to Form 10-K filed on September 11, 2008	001-33628
10.12†	Energy XXI Services, LLC Directors’ Deferred Compensation Plan	10.1 to Form 8-K filed on September 10, 2008	001-33628
10.13†	Employment Agreement of John D. Schiller, Jr., effective September 10, 2008	10.1 to Form 8-K filed on September 11, 2008	001-33628
10.14†	Separation Agreement of Steve Weyel, effective August 25, 2010	10.1 to Form 8-K filed on August 23, 2010	001-33628
10.15†	Employment Agreement of David West Griffin, effective September 10, 2008	10.3 to Form 8-K filed on September 11, 2008	001-33628
10.16†	Form of Indemnification Agreement between Energy XXI (Bermuda) Limited and Indemnitees	10.1 to Form 8-K filed on November 5, 2008	001-33628
10.17†	Form of Indemnification Agreement Between Company Subsidiaries and Indemnitees	10.2 to Form 8-K filed on November 5, 2008	001-33628
10.18†	Energy XXI Services, LLC Employee Stock Purchase Plan	10.1 to Form 8-K filed on November 5, 2008	001-33628
10.19†	Energy XXI Services, LLC 2008 Fair Market Value Stock Purchase Plan	4.2 to Form S-8 filed on June 10, 2009	333-159868
10.20*†	Energy XXI Services, LLC, 2006 Long-Term Incentive Plan Restricted Stock Unit Awards Agreement
10.21*†	Energy XXI Services, LLC, 2006 Long-Term Incentive Plan Performance Unit Awards Agreement

Exhibit Number	Description	Originally Filed as Exhibit	File Number
10.22*†	Energy XXI Services, LLC, Employee Severance Plan (Amended and Restated August 11, 2010)
10.23†	Amended and Restated 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.1 to Form S-8 filed on December 15, 2009	333-163736
10.24	Purchase and Sale Agreement, dated as of November 20, 2009 by and between MitEnergy Upstream LLC and Energy XXI, Inc.	10.1 to Form 8-K filed November 24, 2009	001-33628
10.25	Seventh Amendment to Amended and Restated First Lien Credit Agreement, dated October 15, 2010	10.1 to Form 8-K filed on October 18, 2010	001-33628
10.26	Waiver Regarding Amended and Restated First Lien Credit Agreement, dated effective as of November 17, 2010	10.1 to Form 8-K filed on November 22, 2010	001-33628
10.27	Purchase and Sale Agreement, effective as of December 1, 2010, by and between Exxon Mobil Corporation, Mobil Oil Exploration and Producing Southeast Inc., ExxonMobil Pipeline Company, Mobil Eugene Island Pipeline Company and Energy XXI GOM, LLC	2.1 to Form 8-K filed on November 22, 2010	001-33628
10.28	Eighth Amendment to Amended and Restated First Lien Credit Agreement, dated November 17, 2010	10.1 to Form 8-K filed on November 23, 2010	001-33628
10.29	Waiver Regarding Amended and Restated First Lien Credit Agreement, dated effective as of December 1, 2010	10.1 to Form 8-K filed on December 2, 2010	001-33628
10.30	Second Amended and Restated First Lien Credit Agreement, dated as of May 5, 2011, among Energy XXI Gulf Coast, Inc., the various financial institutions and other parties from time to time parties thereto, as lenders, The Royal Bank of Scotland plc, as administrative Agent, and the other persons parties thereto in the capacities specified therein	10.1 to Form 8-K filed on May 6, 2011	001-33628
10.31	First Amendment to Second Amended and Restated First Lien Credit Agreement dated as of October 4, 2011	10.1 to Form 8-K filed on October 4, 2011	001-33628
10.32	Second Amendment to Second Amended and Restated First Lien Credit Agreement dated as of May 24, 2012	10.1 to Form 8-K filed on May 25, 2012	001-33628

Exhibit Number	Description	Originally Filed as Exhibit	File Number
12.1*	Ratio of Earnings to Fixed Charges – Energy XXI Gulf Coast, Inc.
21.1*	Subsidiary List
23.1*	Consent of UHY LLP
23.2*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chairman and Chief Executive Officer of Energy XXI (Bermuda) Limited
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Energy XXI (Bermuda) Limited
32.1#	Certification of the Chief Executive Officer and the Chief Financial Officer under 18 U.S.C. § 1350
99.1*	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers and Geologists
101.INS#	XBRL Instance Document
101.SCH#	XBRL Schema Document
101.CAL#	XBRL Calculation Linkbase Document
101.DEF#	XBRL Definition Linkbase Document
101.LAB#	XBRL Label Linkbase Document
101.PRE#	XBRL Presentation Linkbase Document

(*)	Filed herewith.
(#)	Furnished herewith.
(†)	Executive Compensation Plan or Arrangement.