Form 10-Q
period 2012-09-30
ENERGY XXI (BERMUDA) LTD
filed 2012-11-07
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of October 31, 2012, there were 79,296,101 shares outstanding of the registrant’s common stock, par value $0.005 per share.

ENERGY XXI (BERMUDA) LIMITED

i

GLOSSARY OF TERMS

Below is a list of terms that are common to our industry and used throughout this Quarterly Report on Form 10-Q:

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

Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. For a complete definition of proved developed oil and gas reserves, refer to Rule 4-10(a) (3) of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).

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

Field is an area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition. For a complete definition of a field, refer to Rule 4-10(a) (8) of Regulation S-X as promulgated by the SEC.

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

Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible, from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. For a complete definition of proved reserves, refer to Rule 4-10(a) (22) of Regulation S-X as promulgated by the SEC.

Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. For a complete definition of proved undeveloped oil and gas reserves, refer to Rule 4-10(a) (4) of Regulation S-X as promulgated by the SEC.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see (1) Part II, “Item 1A. Risk Factors” and elsewhere in this Quarterly Report and (2) Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the “2012 Annual Report”).

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)

	September 30, 2012	June 30, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$48,765	$117,087
Accounts receivable
Oil and natural gas sales	119,719	126,107
Joint interest billings	3,592	3,840
Insurance and other	3,599	5,420
Prepaid expenses and other current assets	50,537	63,029
Derivative financial instruments	11,761	32,497
Total Current Assets	237,973	347,980
Property and Equipment
Oil and natural gas properties – full cost method of accounting, including $433.8 million and $418.8 million of unevaluated properties not being amortized at September 30, 2012 and June 30, 2012, respectively	2,796,471	2,698,213
Other property and equipment	16,520	9,533
Total Property and Equipment, net of accumulated depreciation, depletion, amortization and impairment	2,812,991	2,707,746
Other Assets
Derivative financial instruments	26,118	45,496
Debt issuance costs, net of accumulated amortization	25,700	27,608
Equity method investments	16,068	2,117
Total Other Assets	67,886	75,221
Total Assets	$3,118,850	$3,130,947
LIABILITIES
Current Liabilities
Accounts payable	$155,302	$156,959
Accrued liabilities	93,402	118,818
Notes payable	13,677	22,211
Asset retirement obligations	29,885	34,457
Derivative financial instruments	4,703	—
Current maturities of long-term debt	5,474	4,284
Total Current Liabilities	302,443	336,729
Long-term debt, less current maturities	1,050,135	1,014,060
Deferred income taxes	98,065	104,280
Asset retirement obligations	272,596	266,958
Derivative financial instruments	450	—
Other liabilities	4,144	3,080
Total Liabilities	1,727,833	1,725,107
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Preferred stock, $0.001 par value, 7,500,000 shares authorized at September 30, 2012 and June 30, 2012, respectively
7.25% Convertible perpetual preferred stock, 8,000 shares issued and outstanding at September 30, 2012 and June 30, 2012, respectively	—	—
5.625% Convertible perpetual preferred stock, 813,720 and 814,117 shares issued and outstanding at September 30, 2012 and June 30, 2012, respectively	1	1
Common stock, $0.005 par value, 200,000,000 shares authorized and 79,292,779 and 79,147,340 shares issued and 79,292,116 and 78,837,697 shares outstanding at September 30, 2012 and June 30, 2012, respectively	396	396
Additional paid-in capital	1,508,561	1,501,785
Accumulated deficit	(144,111)	(153,945)
Accumulated other comprehensive income, net of income tax expense	26,170	57,603
Total Stockholders’ Equity	1,391,017	1,405,840
Total Liabilities and Stockholders’ Equity	$3,118,850	$3,130,947

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,
	2012	2011
Revenues
Oil sales	$247,330	$246,917
Natural gas sales	22,897	37,966
Total Revenues	$270,227	284,883
Costs and Expenses
Lease operating	82,481	71,033
Production taxes	1,247	2,174
Gathering and transportation	7,991	6,153
Depreciation, depletion and amortization	84,795	84,803
Accretion of asset retirement obligations	7,652	9,688
General and administrative expense	23,888	19,321
(Gain) loss on derivative financial instruments	5,522	(10,372)
Total Costs and Expenses	213,576	182,800
Operating Income	56,651	102,083
Other Income (Expense)
Loss from equity method investees	(1,495)	—
Other income – net	359	9
Interest expense	(26,545)	(27,188)
Total Other Expense	(27,681)	(27,179)
Income Before Income Taxes	28,970	74,904
Income Tax Expense	10,710	8,573
Net Income	18,260	66,331
Preferred Stock Dividends	2,876	3,706
Net Income Available for Common Stockholders	$15,384	$62,625
Earnings Per Share
Basic	$0.19	$0.82
Diluted	$0.19	$0.76
Weighted Average Number of Common Shares Outstanding
Basic	79,162	76,465
Diluted	79,337	87,054

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities
Net income	$18,260	$66,331
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	84,795	84,803
Deferred income tax expense	10,789	8,725
Change in derivative financial instruments
Proceeds from sale of derivative instruments	61	49,598
Other – net	(5,347)	(19,246)
Accretion of asset retirement obligations	7,652	9,688
Loss from equity method investees	1,495	—
Amortization and write-off of debt issuance costs	1,891	1,823
Stock-based compensation	456	8,925
Changes in operating assets and liabilities
Accounts receivable	10,755	12,694
Prepaid expenses and other current assets	16,037	(9,133)
Settlement of asset retirement obligations	(10,136)	(587)
Accounts payable and accrued liabilities	(34,543)	(37,490)
Net Cash Provided by Operating Activities	102,165	176,131
Cash Flows from Investing Activities
Acquisitions	—	65
Capital expenditures	(186,698)	(112,749)
Insurance payments received	—	780
Contributions to equity investees	(15,524)	—
Property deposit	(3,500)	—
Other	372	254
Net Cash Used in Investing Activities	(205,350)	(111,650)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	4,691	9,146
Dividends to shareholders	(8,426)	(3,706)
Proceeds from long-term debt	223,812	236,470
Payments on long-term debt	(186,813)	(316,234)
Other	1,599	(96)
Net Cash Provided by (Used in) Financing Activities	34,863	(74,420)
Net Decrease in Cash and Cash Equivalents	(68,322)	(9,939)
Cash and Cash Equivalents, beginning of period	117,087	28,407
Cash and Cash Equivalents, end of period	$48,765	$18,468

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

Interim Financial Statements.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 (the “2012 Annual Report”).

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

In December 2011, the FASB issued Accounting Standards Update No. 2011-12: Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. As part of this update, the FASB did not defer the requirement to report

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Recent Accounting Pronouncements  – (continued)

comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. ASU 2011-12 is effective for annual periods beginning after December 15, 2011.

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

Note 3 — Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2012	June 30, 2012
Oil and gas properties
Proved properties	$4,543,206	$4,375,984
Less: Accumulated depreciation, depletion, amortization and impairment	2,180,500	2,096,531
Proved properties	2,362,706	2,279,453
Unproved properties	433,765	418,760
Oil and gas properties	2,796,471	2,698,213
Other property and equipment	29,833	22,132
Less: Accumulated depreciation	13,313	12,599
Other property and equipment	16,520	9,533
Total property and equipment – net of accumulated depreciation, depletion, amortization and impairment	$2,812,991	$2,707,746

Note 4 — Equity Method Investments

20% interest in Energy XXI Gas Joint Venture (“EXXI Gas JV”)

EXXI Gas JV engages in the acquisition, exploration, development and operation of oil and natural gas properties in Louisiana and Texas and offshore in the Gulf of Mexico, through its wholly owned subsidiary.

On June 4, 2012, the subsidiary entered into a Purchase and Sale Agreement (“PSA Agreement”) with EP Energy E&P Company, L.P. (“EP Energy”) to acquire interests in certain oil and gas fields owned by EP Energy. The total purchase price, subject to adjustments in accordance with the terms of the PSA Agreement was $103 million. The effective date of the acquisition is January 1, 2012.

On July 19, 2012, the subsidiary closed on the acquisition and we paid our share of the remaining purchase price of $16 million to EP Energy, prior to final adjustments. EXXI Gas JV is a guarantor of a $100 million line of credit entered into by the subsidiary. The borrowing base under this facility was set at $25 million upon closing on July 19, 2012.

As of September 30, 2012, our investment in EXXI Gas JV was approximately $15.0 million and we had incurred a $0.5 million equity loss in the three months ended September 30, 2012.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Equity Method Investments  – (continued)

49% interest in Ping Energy XXI Limited (“Ping Energy”)

Our wholly-owned subsidiary Energy XXI International Limited (“EXXI International”) through Ping Energy is active in the pursuit to identify and acquire exploratory, developmental and producing oil and gas properties in South East Asia.

As of September 30, 2012, our investment in Ping Energy was approximately $1.0 million and we had incurred a $1.0 million equity loss in the three months ended September 30, 2012.

Note 5 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2012	June 30, 2012
Revolving credit facility	$32,072	$—
9.25% Senior Notes due 2017	750,000	750,000
7.75% Senior Notes due 2019	250,000	250,000
4.14% Promissory Note due 2017	5,490	—
Put premium financing	16,927	17,387
Capital lease obligation	1,120	957
Total debt	1,055,609	1,018,344
Less current maturities	5,474	4,284
Total long-term debt	$1,050,135	$1,014,060

Maturities of long-term debt as of September 30, 2012 are as follows (in thousands):

Twelve Months Ended September 30,

2013	$5,474
2014	10,203
2015	35,704
2016	457
2017	477
Thereafter	1,003,294
Total	$1,055,609

Revolving Credit Facility

The second amended and restated first lien credit agreement (“First Lien Credit Agreement”) was entered into by our indirect, wholly-owned subsidiary, Energy XXI Gulf Coast, Inc. (“EGC”), in May 2011. This facility has a borrowing capacity of $925 million and matures December 31, 2014. Borrowings are limited to a borrowing base based on oil and gas reserve values which are redetermined on a periodic basis. At September 30, 2012, the borrowing base was $750 million, which was reaffirmed by the lenders on May 18, 2012. Our borrowing base was increased to $825 million in October 2012. See Note 18 of Notes to Consolidated Financial Statements in this Quarterly Report. Currently, the facility bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate (“LIBOR”), plus applicable margins ranging from 2.25% to 3.00% or an alternate base rate, based on the federal funds effective rate plus applicable margins ranging from 1.25% to 2.00%. The revolving credit facility is secured by mortgages on at least 85% of the value of our proved reserves.

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

As of September 30, 2012, we were in compliance with all covenants under our First Lien Credit Agreement.

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

We believe that the fair value of the $750 million of 9.25% Senior Notes outstanding as of September 30, 2012 was $840 million based on quoted prices and the market is not an active market; therefore, the fair value is classified within Level 2.

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

We believe that the fair value of the $250 million of 7.75% Senior Notes outstanding as of September 30, 2012 was $265.6 million based on quoted prices and the market is not an active market; therefore, the fair value is classified within Level 2.

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

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Long-Term Debt  – (continued)

Promissory Note

In September 2012, we entered into a promissory note of $5.5 million to acquire other property and equipment. Under this note we are required to make a monthly payment of approximately $52,000 for the next 60 months and one lump-sum payment of $3.3 million at maturity, in October 2017. This note carries an interest of 4.14% per annum.

Derivative Instruments Premium Financing

We finance premiums on derivative instruments that we purchase with our hedge counterparties. Substantially all of our hedges are done with lenders under our revolving credit facility. Derivative instruments premium financing is accounted for as debt and this indebtedness is pari passu with borrowings under the revolving credit facility. The derivative instruments premium financing is structured to mature when the derivative instrument settles so that we realize the value net of derivative instrument premium financing. As of September 30, 2012 and June 30, 2012, our outstanding derivative instruments premium financing discounted at our approximate borrowing cost of 2.5% per annum totaled $16.9 million and $17.4 million, respectively.

Interest Expense

For the three months ended September 30, 2012 and 2011, interest expense consisted of the following (in thousands):

	Three Months Ended September 30,
	2012	2011
Revolving credit facility	$2,179	$2,820
9.25% Senior Notes due 2017	17,344	17,344
7.75% Senior Notes due 2019	4,844	4,844
Amortization of debt issue cost – Revolving credit facility	1,242	1,174
Amortization of debt issue cost – 9.25% Senior Notes due 2017	552	552
Amortization of debt issue cost – 7.25% Senior Notes due 2017	97	97
Derivative instruments financing and other	287	357
	$26,545	$27,188

Note 6 — Notes Payable

In May 2012, we entered into a note with AFCO Credit Corporation to finance a portion of our insurance premiums. The note was for a total face amount of $26.0 million and bears interest at an annual rate of 1.556%. The note amortizes over the remaining term of the insurance, which matures on December 26, 2012. The balance outstanding as of September 30, 2012 was $11.2 million.

In July 2012, we entered into a note to finance a portion of our insurance premiums. The note is for a total face amount of $3.6 million and bears interest at an annual rate of 1.667%. The note amortizes over the remaining term of the insurance, which matures May 1, 2013. The balance outstanding as of September 30, 2012 was $2.5 million.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Asset Retirement Obligations

The following table describes the changes to our asset retirement obligations (in thousands):

Balance at June 30, 2012	$301,415
Liabilities incurred	3,550
Liabilities settled	(10,136)
Accretion expense	7,652
Total balance at September 30, 2012	302,481
Less current portion	29,885
Long-term balance at September 30, 2012	$272,596

Note 8 — Derivative Financial Instruments

We enter into hedging transactions with a diversified group of investment-grade rated counterparties, primarily financial institutions for our derivative transactions to reduce the concentration of exposure to any individual counterparty and to reduce exposure to fluctuations in the price of crude oil and natural gas. We use financially settled crude oil and natural gas puts, swaps, zero-cost collars and three-way collars. We designate a majority of our derivative financial instruments as cash flow hedges. No components of the cash flow hedging instruments are excluded from the assessment of hedge ineffectiveness. Any gains or losses resulting from the change in fair value from hedging transactions that are determined to be ineffective are recorded as a loss (gain) on derivative financial instruments, whereas gains and losses from the settlement of cash flow hedging contracts are recorded in crude oil and natural gas revenue in the same period during which the hedged transactions are settled.

When we discontinue cash flow hedge accounting because it is no longer probable that an anticipated transaction will occur in the originally expected period, changes to fair value accumulated in other comprehensive income are recognized immediately into earnings.

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

Most of our crude oil production is Heavy Louisiana Sweet (“HLS”). Through June 30, 2011, we utilized West Texas Intermediate (“WTI”), NYMEX based derivatives as the exclusive means of hedging our fixed price commodity risk thereby resulting in HLS/WTI basis exposure. Historically the basis differential between HLS and WTI has been relatively small and predictable. Over the past five years, HLS has averaged approximately $1 per barrel premium to WTI. Since the beginning of 2011, the HLS/WTI basis differential and volatility has increased with HLS carrying as much as a $30 per barrel premium to WTI. During the quarter ended September 30, 2011, we began including ICE Brent Futures (“Brent”) collars and three-way collars in our hedging portfolio. By including Brent benchmarks in our crude hedging, we can more appropriately manage our exposure and price risk.

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

We have monetized certain hedge positions and received the following cash proceeds in the following quarters (in thousands):

Quarter Ended	Cash Proceeds
March 31, 2009	$66,500
March 31, 2010	5,000
September 30, 2010	34,100
December 31, 2010	8,500
September 30, 2011	49,600
December 31, 2011	16,800
March 31, 2012	2,012
September 30, 2012	61
$182,573

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

Our future crude oil and natural gas revenue will be increased by the following amounts related to the monetized contracts referred to above (in thousands):

Quarter Ended	Cash(1)	Non-Cash(1)	Total
December 31, 2012	$9,092	$—	$9,092
March 31, 2013	4,821	203	5,024
June 30, 2013	4,858	206	5,064
September 30, 2013	4,894	208	5,102
Thereafter	4,876	208	5,084
	$28,541	$825	$29,366

(1)	Cash represents the amounts received through September 30, 2012 as part of the monetization of certain hedge contracts. Non-cash represents monetized hedges in which the cash will be received when the underlying hedge contract settles in calendar year 2013.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Derivative Financial Instruments  – (continued)

As of September 30, 2012, we had the following contracts outstanding Asset (Liability) and Fair Value (Gain) Loss (in thousands):

	Crude Oil				Natural Gas
			Total				Total		Total
Period	Volume (MBbls)	Contract Price(1)	Asset (Liability)	Fair Value (Gain) Loss	Volume (MMBtu)	Contract Price(1)	Asset (Liability)	Fair Value (Gain)	Asset (Liability)	Fair Value (Gain) Loss(2)
Crude Oil – WTI Collars
10/12 – 12/12	708	$72.60/$100.19	$(1,028)	$1,033					$(1,028)	$1,033
1/13 – 12/13	1,278	73.57/105.63	(1,193)	775					(1,193)	775
			(2,221)	1,808					(2,221)	1,808
Three-Way Collars
1/13 – 12/13	1,825	70/90/136.32	8,415	(2,077)					8,415	(2,077)
1/14 – 12/14	3,650	70/90/137.14	19,451	(5,898)					19,451	(5,898)
			27,866	(7,975)					27,866	(7,975)
Put Spreads
10/12 – 12/12	920	75.00/85.00	930	(186)					930	(186)
Swaps
10/12 – 12/12	46	86.60	(282)	47					(282)	47
1/13 – 12/13	183	86.60	(1,287)	189					(1,287)	189
10/12 – 12/12	(46)	88.20	208						208
1/13 – 12/13	(183)	88.20	997						997
			(364)	236					(364)	236
Crude Oil – Brent Collars
10/12 – 12/12	414	87.79/112.69	(1,789)	1,162					(1,789)	1,162
1/13 – 12/13	3,103	80.00/126.78	(3,612)	2,347					(3,612)	2,347
			(5,401)	3,509					(5,401)	3,509
Put Spreads
10/12 – 12/12	155	65.00/85.00	(284)						(284)
Puts
10/12 – 12/12	47	80.00	7	1					7	1
Call Spread
1/13 – 12/13					1,825	$3.75/$4.75	$557		557
Three-Way Collars
10/12 – 12/12	967	67.23/87.23/129.95	(1,077)	1,160	2760	4.07/4.93/5.87	1,524	(990)	447	170
1/13 – 12/13	1,643	61.67/83.33/140.69	1,332	45	10,950	4.07/4.93/5.87	6,912	(4,492)	8,244	(4,447)
1/14 – 12/14	1,278	66.43/86.43/141.36	2,945	(233)					2,945	(233)
			3,200	972			8,436	(5,482)	11,636	(4,510)
Total (Gain) Loss on Derivatives			$23,733	$(1,635)			$8,993	$(5,482)	$32,726	$(7,117)

(1)	The contract price is weighted-averaged by contract volume.
(2)	The (gain) loss on derivative contracts is net of applicable income taxes.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Derivative Financial Instruments  – (continued)

The fair values of derivative instruments in our consolidated balance sheets were as follows (in thousands):

	Asset Derivative Instruments				Liability Derivative Instruments
	September 30, 2012		June 30, 2012		September 30, 2012		June 30, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity Derivative Instruments designated as hedging instruments:
Derivative financial instruments	Current	$40,099	Current	$66,716	Current	$33,445	Current	$34,462
	Non- Current	66,759	Non- Current	103,462	Non- Current	41,265	Non- Current	58,229

Commodity Derivative Instruments not designated as hedging instruments:
Derivative financial instruments	Current	533	Current	326	Current	129	Current	83
	Non- Current	281	Non- Current	451	Non- Current	107	Non- Current	188
Total		$107,672		$170,955		$74,946		$92,962

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Derivative Financial Instruments  – (continued)

The effect of derivative instruments on our consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
Location of (Gain) Loss in Income Statement
Cash Settlements, net of amortization of purchased put premiums:
Oil sales	$(4,500)	$2,850
Natural gas sales	(5,501)	(9,828)
Total cash settlements	(10,001)	(6,978)
Commodity Derivative Instruments designated as hedging instruments:
(Gain) loss on derivative financial instruments Ineffective portion of commodity derivative instruments	4,257	(6,769)
Commodity Derivative Instruments not designated as hedging instruments:
(Gain) loss on derivative financial instruments
Realized mark to market (gain) loss	1,275	(3,410)
Unrealized mark to market gain	(10)	(193)
Total (gain) loss on derivative financial instruments	5,522	(10,372)
Total gain	$(4,479)	$(17,350)

The cash flow hedging relationship of our derivative instruments was as follows (in thousands):

Location of (Gain)/Loss	Amount of (Gain) Loss on Derivative Instruments Recognized in Other Comprehensive (Income) Loss, net of tax (Effective Portion)	Amount of (Gain) Loss on Derivative Instruments Reclassified from Other Comprehensive (Income) Loss, net of tax (Effective Portion)	Amount of (Gain) Loss on Derivative Instruments Reclassified from Other Comprehensive (Income) Loss (Ineffective Portion)
Three Months Ended September 30, 2012
Commodity Derivative Instruments	$31,433
Revenues		$(6,851)
(Gain) loss on derivative financial instruments			$4,257
Total	$31,433	$(6,851)	$4,257
Three Months Ended September 30, 2011
Commodity Derivative Instruments	$(123,914)
Revenues		$(5,788)
(Gain) loss on derivative financial instruments			$(6,769)
Total	$(123,914)	$(5,788)	$(6,769)

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Derivative Financial Instruments  – (continued)

We monitor the creditworthiness of our counterparties. However, we are not able to predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Possible actions would be to transfer our position from counterparty or request a voluntary termination of the derivative contracts resulting in a cash settlement. Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative instruments under lower commodity prices, and could incur a loss. At September 30, 2012, we had no deposits for collateral with our counterparties.

Comprehensive income includes net income and certain items recorded directly in Stockholders’ equity and classified as accumulated other comprehensive income. Comprehensive income (loss) was calculated as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
Net income	$18,260	$66,331
Other comprehensive income (loss)
Oil and gas cash flow hedges
Unrealized change in fair value including monetized hedges and net of ineffective portion	(37,818)	199,541
Effective portion reclassified to earnings during the period	(10,540)	(8,904)
Other comprehensive income (loss)	(48,358)	190,637
Income taxes	16,925	(66,723)
Net other comprehensive income (loss)	(31,433)	123,914
Total comprehensive income (loss)	$(13,173)	$190,245

The amount expected to be reclassified from other comprehensive income to income in the next 12 months is a gain of $23.9 million ($15.6 million net of tax) on our commodity hedges. The estimated and actual amounts are likely to vary significantly due to changes in market conditions.

Note 9 — Income Taxes

We are a Bermuda company and are generally not subject to income tax in Bermuda. We operate through our various subsidiaries in the United States; accordingly, income taxes have been provided based upon U.S. tax laws and rates as they apply to our current ownership structure. We estimate our annual effective tax rate for the current fiscal year and apply it to interim periods. Currently, our estimated annual effective tax rate is approximately 37%. The variance from the U.S. statutory rate of 35% is primarily due to the presence of common permanent difference items (such as non-deductible compensation, meals and entertainment expenses) and non-U.S. activity in our Bermuda parent that is ineligible for U.S. tax benefit. Our Bermuda Companies continue to report a tax provision reflecting accrued 30% U.S. withholding tax required on any interest payments made from the U.S. Companies to the Bermuda Companies. We have accrued an additional withholding obligation of $2.6 million for the three months ended September 30, 2012.

We have a remaining Valuation Allowance of $82.3 million (related to certain state of Louisiana tax attributes and other property matters), and have made no adjustments to this allowance in the current quarter. While we have not made a cash tax payment in this quarter, in light of expected income in this fiscal year and subsequent years, estimated tax payments for Alternative Minimum Tax (AMT) in subsequent quarters may be required (possibly as early as the second quarter of fiscal year 2013). At this time, we do not believe the federal estimated income tax payments for this fiscal year will exceed $5 million. We expect this AMT to be fully creditable against future regular tax obligations; thus, these AMT payments have no impact on our estimated annual effective tax rate.

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

On July 18, 2012, our Board of Directors approved payment of a quarterly cash dividend of $0.07 per share to the holders of the Company’s common stock. The quarterly dividend was paid on September 14, 2012 to shareholders of record on August 31, 2012.

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

Conversion of Preferred Stock

During the three months ended September 30, 2012, we canceled and converted a total of 397 shares of our 5.625% Preferred Stock into a total of 3,922 shares of common stock using a conversion rate of 9.8578 common shares per preferred share.

Note 11 — Supplemental Cash Flow Information

The following table represents our supplemental cash flow information (in thousands):

	Three Months Ended September 30,
	2012	2011
Cash paid for interest	$389	$5,255

The following table represents our non-cash investing and financing activities (in thousands):

	Three Months Ended September 30,
	2012	2011
Financing of insurance premiums	$8,534	$17,713
Preferred stock dividends	—	618
Additions to property and equipment by recognizing asset retirement obligations	3,550	593

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

We recognized compensation expense related to our outstanding Restricted Stock Units and Performance Units as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
Restricted Stock Units	$4,735	$3,413
Performance Units	9,308	7,347
Total compensation expense recognized	$14,043	$10,760

As of September 30, 2012, we have 831,449 unvested Restricted Stock Units and 5,309,392 unvested Performance Units.

Restricted Shares

We determine the fair value of the Restricted Shares based on the market price of our common stock on the date of grant. Compensation cost for the Restricted Shares is recognized on a straight line basis over the requisite service period. For the three months ended September 30, 2011, we recognized compensation expense of $49,000 related to our Restricted Shares.

Stock Purchase Plan

Effective as of July 1, 2008, we adopted the Energy XXI Services, LLC 2008 Fair Market Value Stock Purchase Plan (“2008 Purchase Plan”), which allows eligible employees, directors, and other service providers of ours and our subsidiaries to purchase from us shares of our common stock that have either been purchased by us on the open market or that have been newly issued by us. During the three months ended September 30, 2012 and 2011, we issued 191,262 shares and 270,916 shares, respectively, under the 2008 Purchase Plan.

In November 2008 we adopted the Energy XXI Services, LLC Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) which allows employees to purchase common stock at a 15% discount from the lower of the common stock closing price on the first or last day of the offering period. The current offering period is from July 1, 2012 to December 31, 2012. We use Black-Scholes Model to determine fair value, which incorporates assumptions to value stock-based awards. The shares issuable under Employee Stock Purchase Plan are included in calculating diluted earnings per share, if dilutive. As of September 30,

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Employee Benefit Plans  – (continued)

2012 we had $184,000 in unrecognized compensation. The compensation expense recognized and shares issued under Employee Stock Purchase Plan were as follows (in thousands, except for shares):

	Three Months Ended September 30,
	2012	2011
Compensation expense	$194	$158
Shares issued	—	—

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

A summary of our stock option activity and related information is as follows:

	Three Months Ended September 30,
	2012		2011
	Shares Under Option	Weighted Ave. Exercise Price	Shares Under Option	Weighted Ave. Exercise Price
Beginning balance	—		100,000	$17.50
Vested	—		(100,000)	17.50
Ending balance	—		—

Our net income for the three months ended September 30, 2012 and 2011 includes approximately none and $58,000, respectively of compensation costs related to stock options.

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

Defined Contribution Plans

Our employees are covered by a discretionary noncontributory profit sharing plan. The plan provides for annual employer contributions that can vary from year to year. We also sponsor a qualified 401(k) Plan that provides for matching. The contributions under these plans were as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
Profit Sharing Plan	$1,069	$900
401(k) Plan	963	1,000
Total contributions	$2,032	$1,900

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Related Party Transactions

We have a 20% interest in EXXI Gas JV and a 49% interest in Ping Energy. We account for these investments using the equity method. See Note 4 of Notes to Consolidated Financial Statements in this Quarterly Report.

We have provided a guarantee related to the payment of asset retirement obligations and other liabilities by the subsidiary of our equity method investee EXXI Gas JV estimated at $90.5 million and $1.6 million, respectively. For this guarantee, the subsidiary of EXXI Gas JV has agreed to pay us $6.3 million over a period of three years. As of September 30, 2012, we have received $0.4 million related to such guarantee.

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

	Three Months Ended September 30,
	2012	2011
Net income	$18,260	$66,331
Preferred stock dividends	2,876	3,706
Net income available for common stockholders	$15,384	$62,625
Weighted average shares outstanding for basic EPS	79,162	76,465
Add dilutive securities	175	10,589
Weighted average shares outstanding for diluted EPS	79,337	87,054
Earnings per share
Basic	$0.19	$0.82
Diluted	$0.19	$0.76

For the three months ended September 30, 2012, 8,078,359 common stock equivalents were excluded from the diluted average shares due to an anti-dilutive effect. For the three months ended September 30, 2011, no common stock equivalents were excluded from the diluted average shares due to an anti-dilutive effect.

Note 15 — Commitments and Contingencies

Litigation.  We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our consolidated financial position, results of operations or cash flows.

Lease Commitments.  We have a non-cancelable operating lease for office space and other that expires on December 31, 2018. Future minimum lease commitments as of September 30, 2012 under the operating lease are as follows (in thousands):

Twelve Months Ended September 30,
2013	$2,403
2014	2,263
2015	2,273
2016	2,142
2017	1,840
Thereafter	990
Total	$11,911

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Commitments and Contingencies  – (continued)

Rent expense, including rent incurred on short-term leases, for the three months ended September 30, 2012 and 2011 was approximately $486,000 and $539,000, respectively.

Letters of Credit and Performance Bonds.  We had $225.5 million in letters of credit and $25.1 million of performance bonds outstanding as of September 30, 2012.

Line of Credit.  Our equity method investee, EXXI Gas JV, of which we own 20%, is a guarantor of a $100 million line of credit entered into by a wholly owned subsidiary, on February 23, 2012. See Note 4 of Notes to Consolidated Financial Statements in this Quarterly Report.

Guarantee.  We have provided a guarantee related to the payment of asset retirement obligations and other liabilities by the subsidiary of our equity method investee EXXI Gas JV estimated at $90.5 million and $1.6 million, respectively. For this guarantee, the subsidiary of EXXI Gas JV has agreed to pay us $6.3 million over a period of three years. See Note 13 of Notes to Consolidated Financial Statements in this Quarterly Report.

Drilling Rig Commitments.  As of September 30, 2012, we have entered into four drilling rig commitments:

1)	April 1, 2012 to December 31, 2012 at $75,000 per day
2)	July 3, 2012 to January 15, 2013 at $48,300 per day
3)	August 6, 2012 to December 31, 2012 at $90,000 per day
4)	September 4, 2012 to March 4, 2013 at $120,000 per day

At September 30, 2012, future minimum commitments under these contracts totaled $38.9 million.

Note 16 — Fair Value of Financial Instruments

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

The fair values of our stock based units are based on period-end stock price for our Restricted Stock Units and Time-Based Performance Units and the results of the Monte Carlo simulation model are used for our TSR Performance-Based Units. The Monte Carlo simulation model uses inputs relating to stock price, unit value expected volatility and expected rate of return. A change in any input can have a significant effect on TSR Performance-Based Units valuation.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Fair Value of Financial Instruments  – (continued)

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of these techniques requires significant judgment and is primarily dependent upon the characteristics of the asset or liability, the principal (or most advantageous) market in which participants would transact for the asset or liability and the quality and availability of inputs. Inputs to valuation techniques are classified as either observable or unobservable within the following hierarchy:

•	Level 1 — quoted prices in active markets for identical assets or liabilities.
•	Level 2 — inputs other than quoted prices that are observable for an asset or liability. These include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).
•	Level 3 — unobservable inputs that reflect the Company’s own expectations about the assumptions that market participants would use in measuring the fair value of an asset or liability.

The following table presents the fair value of our Level 1 and Level 2 financial instruments (in thousands):

	Level 1		Level 2
	September 30, 2012	June 30, 2012	September 30, 2012	June 30, 2012
Assets:
Oil and natural gas derivatives			$107,672	$170,955
Liabilities:
Oil and natural gas derivatives			$74,946	$92,962
Restricted stock units	$3,882	$15,124
Time-based performance units	760	4,434
Total liabilities	$4,642	$19,558	$74,946	$92,962

The following table describes the changes to our Level 3 financial instruments (in thousands):

	Level 3
	Three Months Ended September 30,
	2012	2011
Liabilities:
Performance-based performance units
Balance at beginning of period	$22,855	$20,305
Vested	(23,161)	(23,807)
Grants charged to general and administrative expense	8,119	6,438
Balance at end of period	$7,813	$2,936

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Prepayments and Accrued Liabilities

Prepayments and accrued liabilities consist of the following (in thousands):

	September 30, 2012	June 30, 2012
Prepaid expenses and other current assets
Advances to joint interest partners	$14,591	$12,966
Insurance	24,915	30,515
Inventory	4,844	4,849
Royalty deposit	1,118	2,443
Short-term stock investment	81	8,786
Other	4,988	3,470
Total prepaid expenses and other current assets	$50,537	$63,029
Accrued liabilities
Advances from joint interest partners	$2,726	$301
Employee benefits and payroll	12,118	53,541
Interest	27,884	3,721
Accrued hedge payable	908	136
Undistributed oil and gas proceeds	42,091	54,484
Other	7,675	6,635
Total accrued liabilities	$93,402	$118,818

Note 18 — Subsequent Events

On September 14, 2012, we executed a purchase and sale agreement to acquire certain shallow-water Gulf of Mexico interests from Exxon Mobil Corporation (“ExxonMobil”) and paid a performance deposit of $3.5 million. The agreement covers 5,000 gross acres on Vermilion Block 164 and is currently producing approximately 1,100 BOE/d net. We will be the operator of these properties. On October 17, 2012, we closed on this acquisition with an effective date of August 1, 2012. The acquisition will be accounted using the purchase method of accounting. We are presently evaluating the purchase price allocation which is subject to customary closing adjustments.

We also entered into a joint venture agreement with ExxonMobil to explore for oil and gas on nine contiguous blocks adjacent to Vermilion Block 164 in shallow waters on the Gulf of Mexico shelf. We will operate the joint venture. Drilling of the initial prospect is expected to commence by the end of the year. Our total capital commitment for the joint venture is estimated at $75 million, assuming successful completions of two earning wells.

On October 19, 2012, we entered into the Third Amendment to First Lien Credit Agreement. The Third Amendment increased our borrowing base to $825 million and provided changes, supplements and other modifications for information specific to the lenders. See Note 5 of Notes to Consolidated Financial Statements in this Quarterly Report.

On November 5, 2012, our Board of Directors approved payment of a quarterly cash dividend of $0.07 per share to the holders of the Company’s common stock. The quarterly dividend will be paid on December 14, 2012 to shareholders of record on November 30, 2012.

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

Outlook

Our revenue, cash flow from operations and future growth depend substantially on factors beyond our control, such as access to capital, economic, political and regulatory developments, and competition from other sources of energy. Multiple events during 2009 through 2012 involving numerous countries and financial institutions and the market, in general, impacted liquidity within the capital markets throughout the United States and around the world. Despite efforts by the U.S. Treasury Department and banking regulators in the United States, Europe and other nations around the world to provide liquidity to the financial sector, capital markets remain constrained. As a result, we expect that our ability to raise debt and equity and the terms on which we can raise capital will be dependent upon the condition of the capital markets.

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

Natural gas and oil prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for natural gas or oil could materially and adversely affect our financial position, our results of operations, the quantities of natural gas and oil reserves that we can economically produce and our access to capital. As required by our revolving credit facility, we have mitigated this volatility through December 2014 by implementing a hedging program on a portion of our total anticipated production during this time frame. See Note 8 of Notes to Consolidated Financial Statements in this Quarterly Report.

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

Operational Highlights

Ultra-Deep Shelf Exploration and Development Activity

We participate with McMoRan Exploration Company in several prospects in the ultra-deep shelf and onshore area in the Gulf of Mexico. Data received to date from ultra-deep shelf drilling with respect to the Davy Jones and Blackbeard West discovery wells in the Gulf of Mexico confirm geologic modeling that correlates objective sections on the shelf below the salt weld in the Miocene and older age sections to those productive sections seen in deepwater discoveries by other industry participants. In addition to Davy Jones and Blackbeard West, we have also identified approximately 15 ultra-deep prospects in shallow water near existing infrastructure. In addition, we will participate in three onshore ultra-deep prospects located in South Louisiana. The ultra-deep drilling plans in calendar years 2008 through 2012 included the Blackbeard East, Lafitte, Blackbeard West, Lomond North, Blackbeard West No. 2 and Lineham Creek exploratory wells and delineation drilling at Davy Jones. Near-term sub-salt drilling plans include 2 to 3 exploratory wells. We expect to have more than sufficient cash flow from operations to fund our current commitments related to our ultra-deep trend exploration and development activity.

As previously reported, we have drilled two successful sub-salt wells in the Davy Jones field. The Davy Jones No. 1 well logged 200 net feet of pay in multiple Wilcox sands, which were all full to base. The Davy Jones offset appraisal well (Davy Jones No. 2), which is located two and a half miles southwest of Davy Jones No. 1, confirmed 120 net feet of pay in multiple Wilcox sands, indicating continuity across the major structural features of the Davy Jones prospect, and also encountered 192 net feet of potential hydrocarbons in the Tuscaloosa and Lower Cretaceous carbonate sections. Completion and testing of Davy Jones No. 2 is expected to commence following review of results from Davy Jones No. 1. The Davy Jones field involves a large ultra-deep structure encompassing four OCS lease blocks (20,000 acres). As of September 30, 2012, our investment in both wells in the Davy Jones field totaled approximately $128 million.

Davy Jones.  The Davy Jones No. 1 well on South Marsh Island Block 230 was successfully completed in March 2012 and work is ongoing to establish commercial production from the well. The perforation of the Wilcox “D” sand in March 2012 resulted in positive pressure build-up in the wellbore followed by a gas flare from the well. Initial samples indicated that the natural gas from the Wilcox “D” sand is high quality and contains low levels of CO2 and no H2S is present. Blockage from drilling fluid associated with initial drilling operations prevented the group from obtaining a measurable flow rate. Attempts to perforate the Wilcox “C” sand did not clear the blockage. In April 2012, the group commenced operations to remove the tubing from the well, clear the residual drilling fluid, and remove the perforating guns currently set across the Wilcox “F” sand to provide access to all of the Wilcox reservoirs (“A” through “F”) totaling 200 net feet. To maximize production from the well and enable effective formation penetrations, the group plans to use electric wireline casing guns that are larger than the tubing guns used to perforate the Wilcox “C” and “D” sands. The Davy Jones No. 1 well has been successfully cleaned out following delays associated with removing residual barite material in the bottom of the wellbore. The operator is preparing to re-install production tubing before flow testing the well, which has 165 feet of perforated sand sections.

Blackbeard East.  The Blackbeard East ultra-deep exploration by-pass well was drilled to a total depth of 33,318 feet in January 2012. Exploration results from the well indicate the presence of hydrocarbons below the salt weld in geologic formations including Upper/Middle Miocene, Frio, Vicksburg, and Sparta carbonate. The Frio sands are the first hydrocarbon bearing Frio sands encountered either on the GOM Shelf or in the deepwater offshore Louisiana. Pressure and temperature data below the salt weld between 19,500 feet and 24,600 feet at Blackbeard East indicate that a completion at these depths could utilize conventional equipment and technologies. The operator holds the lease rights to South Timbalier Block 144 through August 17, 2012 and during the quarter submitted initial development plans for Blackbeard East to the BSEE. The operator plans to test and complete the upper Miocene sands during 2013 using conventional equipment and technologies. Additional plans for further development of the deeper zones continue to be evaluated. The group’s ability to preserve the interest in Blackbeard East will require approval from the BSEE of the development plans. Blackbeard East is located in 80 feet of water on South Timbalier Block 144. As of September 30, 2012, our investment in the well totaled approximately $50 million.

Lafitte.  The Lafitte ultra-deep exploration well, which is located on Eugene Island Block 223 in 140 feet of water, was drilled to a total depth of 34,162 feet in March 2012. Exploration results from the well indicate the presence of hydrocarbons below the salt weld in geologic formations including Middle/Lower Miocene, Frio, Vicksburg, and Sparta carbonate. The Upper Eocene sands are the first hydrocarbon bearing Upper Eocene sands encountered either on the GOM Shelf or in the deepwater offshore Louisiana. The group is evaluating development options associated with these formations. In October 2012, the operator submitted initial development plans to complete and test the Jackson/Yegua sands in the Upper Eocene with the Bureau of Safety and Environmental Enforcement (BSEE). As of September 30, 2012, our investment in the well totaled approximately $40 million.

Blackbeard West.  Information gained from the Blackbeard East and Lafitte wells will enable us to consider priorities for future operations at Blackbeard West. As previously reported, the Blackbeard West ultra-deep exploratory well on South Timbalier Block 168 was drilled to 32,997 feet in 2008. Logs indicated four potential hydrocarbon bearing zones that require further evaluation, and the well was temporarily abandoned. The Blackbeard West No. 2 ultra-deep exploration well commenced drilling on November 25, 2011 and has been drilled to 24,500 feet. The well, which is located on Ship Shoal Block 188 within the Blackbeard West unit, is targeting Miocene aged sands seen below the salt weld approximately 13 miles east at Blackbeard East and has a proposed total depth of 25,500 feet. Recent logging data indicate the presence of potential low-resistivity pay zones, one of which is approximately 80 feet thick and requires further evaluation. In addition, wireline logs encountered Middle Miocene sands below 22,500 feet with 24 percent porosity, which have potential hydrocarbon columns on water. The presence of sands with high porosity is significant, indicating that sands can retain excellent characteristics in a high-temperature, high-pressure environment on the Shelf below the salt weld. Our investment in both Blackbeard West wells totaled approximately $49 million at September 30, 2012.

Lineham Creek.  The Lineham Creek exploration prospect, operated by Chevron U.S.A. Inc., which is located onshore in Cameron Parish, Louisiana commenced drilling on December 31, 2011. The well, which is targeting Eocene and Paleocene objectives below the salt weld, is currently drilling below 24,450 feet towards a proposed total depth of 29,000 feet. As of September 30, 2012, our investment in the Lineham Creek well totaled approximately $11 million.

Lomond North.  The Lomond North exploration prospect in the Highlander area where multiple high potential prospects on an 80,000 acre position have been identified is operated by McMoRan Exploration Company. The well, which is located onshore in St. Martin Parish, Louisiana, commenced drilling on September 19, 2012. The well, which is targeting Eocene, Creataceous and Paleocene objectives below the salt weld, is currently drilling below 8,850 feet towards a proposed total depth of 30,000 feet. As of September 30, 2012, our investment in the Lomond North well totaled approximately $1 million.

Known Trends and Uncertainties

Continued Volatility in Commodity Price Environment.  Commodity prices are one of our key drivers of earnings generation and net operating cash flow and are affected by many factors that are outside of our control. Natural gas and oil prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for natural gas or oil could materially and adversely affect our financial position, our results of operations, the quantities of natural gas and oil reserves that we can economically produce and our access to capital. We actively seek to mitigate this volatility through the implementation of a hedging program that covers a portion of our total anticipated production through December 2014. See Note 8 of Notes to Consolidated Financial Statements in this Quarterly Report for a detailed discussion of our hedging program.

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

Hurricanes.  Since the majority of our production originates in the Gulf of Mexico, we are particularly vulnerable to the effects of hurricanes on production. Additionally, affordable insurance coverage for property damage to our facilities for hurricanes is becoming more difficult to obtain. Significant hurricane impacts could include reductions and/or deferrals of future oil and natural gas production and revenues, increased lease operating expenses for evacuations and repairs and possible acceleration of plugging and abandonment costs. During the quarter ended September 30, 2012 we were impacted by Hurricane Isaac which resulted in weather related downtime on properties where we have an interest. Additionally, there was no material damage to any assets or company property.

Ultra-Deep Trend Exploration and Development.  We have participated in eight ultra-deep wells to date. Of these wells, one has been temporarily abandoned pending further evaluation, three are temporarily abandoned pending facilities and completions, three are currently drilling and one is currently being tested. These projects have similar geological characteristics as deepwater prospects with a potential for significant reserves. The shallow water ultra-deep trend wells are some of the deepest wells ever drilled in the world and are subject to very high pressures and temperatures. The drilling, logging and completion techniques are near the limits of existing technologies. As a result, new technologies and techniques are being developed to deal with these challenges. The use of advanced drilling technologies involves a higher risk of technological failure and potentially higher costs. In addition, there can be delays in completion due to necessary equipment that is specially ordered to handle the challenges of ultra-deep wells. The shallow water ultra-deep is considered in the industry as Ultra High Pressure High Temperature (“U-HPHT”). Generally this refers to pressures above 15,000 psig and temperatures above 300F. The U-HPHT in the play range from 400F to 474F and bottom hole pressures from 26,500 psig to over 30,000 psig. Completion equipment has been designed to handle surface pressures to 25,000 psig and have been tested to 37,500 psig. There were 18 new technologies developed for this project which went through extensive design reviews, computational analysis and finally physical testing to meet requirements for use in U-HPHT wells. All equipment is currently qualified to 25,000 psig and 450F. Work is ongoing for qualifying some of the same equipment for 30,000 psig surface. We target to spend less than 10% of our budgeted cash flow on our exploration activities on the ultra-deep. Based on the results of these wells, our proved reserves may vary from our current 71% oil composition.

Operational Information (In thousands except for unit amounts)

	Quarter Ended
	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011
Operating Highlights
Operating revenues
Crude oil sales	$242,830	$314,639	$315,723	$306,064	$249,767
Natural gas sales	17,396	19,657	19,154	21,659	28,138
Hedge gain	10,001	7,650	1,119	12,855	6,978
Total revenues	270,227	341,946	335,996	340,578	284,883
Percent of operating revenues from crude oil
Prior to hedge gain	93%	94%	94%	93%	90%
Including hedge gain	92%	92%	93%	91%	87%
Operating expenses
Lease operating expense
Insurance expense	8,992	6,825	7,138	7,096	7,462
Workover and maintenance	10,113	21,070	15,885	12,805	6,653
Direct lease operating expense	63,376	59,306	55,424	54,233	56,918
Total lease operating expense	82,481	87,201	78,447	74,134	71,033
Production taxes	1,247	2,414	1,499	1,174	2,174
Gathering and transportation	7,991	4,358	2,465	3,395	6,153
DD&A	84,795	106,644	88,448	87,568	84,803
General and administrative	23,888	19,733	25,075	22,147	19,321
Other – net	13,174	5,186	13,257	14,174	(684)
Total operating expenses	213,576	225,536	209,191	202,592	182,800
Operating income	$56,651	$116,410	$126,805	$137,986	$102,083
Sales volumes per day
Natural gas (MMcf)	67.1	92.5	83.7	72.8	77.0
Crude oil (MBbls)	26.1	32.2	31.4	30.6	28.0
Total (MBOE)	37.3	47.6	45.3	42.7	40.8
Percent of sales volumes from crude oil	70%	68%	69%	72%	69%
Average sales price
Natural gas per Mcf	$2.82	$2.34	$2.52	$3.23	$3.97
Hedge gain per Mcf	0.89	0.55	0.54	1.43	1.39
Total natural gas per Mcf	$3.71	$2.89	$3.06	$4.66	$5.36
Crude oil per Bbl	$101.03	$107.34	$110.54	$108.80	$97.11
Hedge gain (loss) per Bbl	1.87	1.03	(1.05)	1.17	(1.11)
Total crude oil per Bbl	$102.90	$108.37	$109.49	$109.97	$96.00
Total hedge gain per BOE	$2.91	$1.77	$0.27	$3.27	$1.86
Operating revenues per BOE	$78.72	$78.90	$81.43	$86.67	$75.91
Operating expenses per BOE
Lease operating expense
Insurance expense	2.62	1.57	1.73	1.81	1.99
Workover and maintenance	2.95	4.86	3.85	3.26	1.77
Direct lease operating expense	18.46	13.68	13.43	13.80	15.17
Total lease operating expense	24.03	20.11	19.01	18.87	18.93
Production taxes	0.36	0.56	0.36	0.30	0.58
Gathering and transportation	2.33	1.01	0.60	0.86	1.64
DD&A	24.70	24.61	21.44	22.28	22.60
General and administrative	6.96	4.55	6.08	5.64	5.15
Other – net	3.84	1.20	3.22	3.60	(0.18)
Total operating expenses	62.22	52.04	50.71	51.55	48.72
Operating income per BOE	$16.50	$26.86	$30.72	$35.12	$27.19

Results of Operations

Three Months Ended September 30, 2012 Compared With the Three Months Ended September 30, 2011.

Our consolidated income available for common stockholders for the three months ended September 30, 2012 was $15.4 million or $0.19 diluted income per common share (“per share”) as compared to $62.6 million or $0.76 diluted income per common share for the three months ended September 30, 2011. This decrease was primarily due to lower production volumes attributable to Hurricane Isaac and higher operating expenses and a higher effective income tax rate.

Price and Volume Variances

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)	Revenue Increase (Decrease)
	2012	2011
					(In thousands)
Price Variance(1)
Crude oil sales prices (per Bbl)	$102.90	$96.00	$6.90	7%	$16,580
Natural gas sales prices (per Mcf)	3.71	5.36	(1.65)	(31)%	(10,181)
Total price variance					6,399
Volume Variance
Crude oil sales volumes (MBbls)	2,403	2,572	(169)	(7)%	(16,167)
Natural gas sales volumes (MMcf)	6,175	7,087	(912)	(13)%	(4,888)
BOE sales volumes (MBOE)	3,433	3,753	(320)	(9)%
Percent of BOE from crude oil	70%	69%
Total volume variance					(21,055)
Total price and volume variance					$(14,656)

(1)	Commodity prices include the impact of hedging activities.

Revenue Variances

	Three Months Ended September 30,		Increase	Percent Increase
	2012	2011
	(In Thousands)
Crude oil	$247,330	$246,917	$413	—
Natural gas	22,897	37,966	(15,069)	(40)%
Total revenues	$270,227	$284,883	$(14,656)	(5)%

Revenues

Our consolidated revenues decreased $14.7 million in the first quarter of fiscal 2013 as compared to the same period in the prior fiscal year. Lower revenues were primarily due to lower crude oil and natural gas sales volumes as a result of the shut-in caused by Hurricane Isaac coupled with lower natural gas sales prices and partially offset by higher crude oil sales prices. Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow. Higher overall commodity prices increased revenues by $6.4 million in the first quarter of fiscal 2013. Average crude oil prices, including a $1.87 realized gain per barrel related to hedging activities, increased $6.90 per barrel in the first quarter of fiscal 2013, resulting in higher revenues of $16.6 million. Average natural gas prices, including a $0.89 realized gain per Mcf related to hedging activities, decreased $1.65 per Mcf during the first quarter of fiscal 2013, resulting in lower revenues of $10.2 million. Commodity prices are affected by many factors that are outside of our control. Therefore, commodity prices we received during the first quarter of fiscal 2013 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time could result in reduced cash from operating activities, potentially causing us to expend less on our capital program. We cannot accurately predict future commodity prices, and cannot be certain whether these events will occur.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow. Lower total sales volumes in the first quarter of fiscal 2013 resulted in decreased revenues of $21.1 million. Crude oil sales volumes decreased 1.8 MBbls per day in the first quarter of fiscal 2013, resulting in lower revenues of $16.2 million. Natural gas sales volumes decreased 9.9 MMcf per day in the first quarter of fiscal 2013, resulting in lower revenues of $4.9 million. The decrease in crude oil and natural gas sales volumes in the first quarter of fiscal 2013 was primarily due to the shut-in of production due to Hurricane Isaac.

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

Below is a discussion of Costs and Expenses and Other (Income) Expense.

Costs and Expenses and Other (Income) Expense

	Three Months Ended September 30,
	2012		2011		Increase (Decrease) Amount
	Amount	Per BOE	Amount	Per BOE
	(In Thousands, except per unit amounts)
Costs and expenses
Lease operating expense
Insurance expense	$8,992	$2.62	$7,462	$1.99	$1,530
Workover and maintenance	10,113	2.95	6,653	1.77	3,460
Direct lease operating expense	63,376	18.46	56,918	15.17	6,458
Total lease operating expense	82,481	24.03	71,033	18.93	11,448
Production taxes	1,247	0.36	2,174	0.58	(927)
Gathering and transportation	7,991	2.33	6,153	1.64	1,838
DD&A	84,795	24.70	84,803	22.60	(8)
Accretion of asset retirement obligations	7,652	2.23	9,688	2.58	(2,036)
General and administrative expense	23,888	6.96	19,321	5.15	4,567
(Gain) loss on derivative financial instruments	5,522	1.61	(10,372)	(2.76)	15,894
Total costs and expenses	$213,576	$62.22	$182,800	$48.72	$30,776
Other (income) expense
Loss from equity method investees	$1,495	$0.43	$—	$—	$1,495
Other income	(359)	(0.10)	(9)	—	(350)
Interest expense	26,545	7.73	27,188	7.24	(643)
Total other (income) expense	$27,681	$8.06	$27,179	$7.24	$502

Costs and expenses increased $30.8 million in the first quarter of fiscal 2013. This increase in costs and expenses was due in part to higher production related expenses and higher general and administrative expense in the first quarter of fiscal 2013. Also the first quarter of fiscal 2013 includes a $5.5 million loss on derivative financial instruments as compared to a $10.4 million gain on derivative financial instruments. Below is a discussion of costs and expenses.

DD&A expense was flat in comparing first quarter of fiscal 2013 to the first quarter of fiscal 2012. A decrease in DD&A expense as a result of lower production of $7.2 million was essentially offset by the effect of an increase in the DD&A rate of $2.10 per BOE which increased DD&A expense by $7.2 million. Lease operating expense increased $11.4 million in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. This increase was primarily due to higher direct lease operating, workover and maintenance and well insurance expense as a result of an increase in the number of properties. Gathering and transportation increased $1.8 million as a result of higher maintenance expense on our gathering systems.

Interest expense decreased $0.6 million due to an increase in borrowings which was more than offset by a decrease in the overall interest rates. On a per unit of production basis, interest expense increased 7%, from $7.24/BOE to $7.73/BOE.

Income Tax Expense

Income tax expense increased $2.1 million in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. The effective income tax rate for the first quarter of fiscal 2013 increased from the first quarter of fiscal 2012 from 11.45% to 37%. See Note 9 to our Consolidated Financial Statements included elsewhere in this Quarterly Report.

Liquidity and Capital Resources

Overview

As of September 30, 2012, we had approximately $48.8 million in cash and cash equivalents on hand and approximately $1,050.1 million in outstanding long-term debt obligations.

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

At September 30, 2012, the principal balance of our revolving credit facility, outstanding tranches of senior notes and other and related maturity dates were as follows:

•	Revolving credit facility — $32.1 million — Due December 2014;
•	9.25% Senior Notes — $750 million — Due December 2017;
•	7.75% Senior Notes — $250 million — Due June 2019; and
•	4.14% Promissory Note — $5.5 million — Due October 2017.

On April 2, 2012, the BOEM issued a letter stating that we qualify for a supplemental bonding waiver. We still maintain approximately $24.5 million in bonds issued to third parties other than the BOEM to secure the plugging and abandonment of wells on the outer continental shelf of the Gulf of Mexico as well as the removal of platforms and related facilities.

Our fiscal 2013 capital budget, excluding any potential acquisition but including abandonment costs, is approximately $700 million ($670 million prior to plugging and abandonment costs). We intend to fund our capital expenditure program, contractual commitments, including settlement of derivative contracts, from cash on hand, cash flows from operations and borrowings under our credit facility. We believe our available liquidity will be sufficient to meet our funding requirements through September 30, 2013. However, future cash flows are subject to a number of variables, including the level of crude oil and natural gas production and prices. There can be no assurance that cash flow from operations or other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures. While we do not currently have a common share repurchase program in place, we may implement one in the future, which would impact our fiscal 2013 capital budget. If an acquisition opportunity arises, we may also seek to access public markets to issue additional debt and/or equity securities. Cash flows from operations were used primarily to fund exploration and development expenditures during the first quarter of fiscal 2013.

Operating Activities

Net cash provided by operating activities for the three months ended September 30, 2012 was $102.2 million as compared to $176.1 million provided by operating activities for the three months ended September 30, 2011. The decrease was due in part to lower production volumes coupled with higher production costs. The fiscal 2013 quarter also included significantly lower proceeds from sale of derivative instruments and higher nonproduction costs and expenses. Changes in operating assets and liabilities increased $16.6 million primarily due to prepaid expenses and other current liabilities.

Investing Activities

Our capital expenditures were $186.7 million and $112.7 million for the three months ended September 30, 2012 and 2011, respectively. We intend to fund our capital expenditure program, contractual commitments, including settlement of derivative contracts, from cash on hand, cash flows from our operations and borrowings under our credit facility. If an acquisition opportunity arises, we may also access public markets to issue additional debt and/or equity securities. As of October 26, 2012, we had $545.9 million available for borrowing under our revolving credit facility. Our current borrowing base is $825 million. Our next borrowing base redetermination is scheduled for the spring of 2013 utilizing our internally prepared December 31, 2012 reserve report. If commodity prices decline and banks lower their internal projections of natural gas and oil prices, it is possible that we will be subject to decreases in our borrowing base availability in the future. We anticipate that our cash flow from operations and available borrowing capacity under our revolving credit facility will exceed our planned capital expenditures and other cash requirements for the year ended June 30, 2013. However, future cash flows are subject to a number of variables, including the level of natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

Financing Activities

Cash provided by financing activities was $34.9 million for the three months ended September 30, 2012 as compared to cash used in financing activities of $74.4 million for the three months ended September 30, 2011. During the three months ended September 30, 2012 proceeds from borrowings net of repayment of debt was $37.0 million. During the three months ended September 30, 2011, total repayment of debt net of proceeds from borrowings was $79.8 million.

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

Contractual Obligations

Information about contractual obligations at September 30, 2012 did not change materially, other than as disclosed in Notes 5 and 15 to our Consolidated Financial Statements included elsewhere in this Quarterly Report and from the disclosures in Item 7 of our 2012 Annual Report.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our Consolidated Financial Statements included in our 2012 Annual Report.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of Notes to our Consolidated Financial Statements included elsewhere in this Quarterly Report.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

General

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2012 Annual Report.

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

For a complete discussion of our open commodity derivatives as of September 30, 2012, please see Note 8 to our Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarterly period ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our financial position or results of operations.

ITEM 1A. Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings, could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our common stock, please refer to the section entitled “Item 1A. Risk Factors” in our 2012 Annual Report. There has been no material change in the risk factors set forth in our 2012 Annual Report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Mine Safety Disclosures.

Not applicable

ITEM 5. Other Information

On November 6, 2012, the Company held its 2012 Annual General Meeting of Shareholders (the “Annual Meeting”). As of the close of business on September 17, 2012, the record date for the Annual Meeting, 79,289,515 shares of the Company’s common shares, par value $0.005 per share (“Common Shares”), were issued and outstanding and entitled to vote at the Annual Meeting, of which 71,098,434 (approximately 90%) were present in person or by proxy. The proposals are described in detail in the Company’s proxy statement for the Annual Meeting filed with the SEC on October 1, 2012 (the “Proxy Statement”). The final results for the votes regarding each proposal are set forth below.

Proposal No. 1: Election of Class I Directors

The Company’s shareholders voted to re-elect each of the following persons as Class I directors to serve for a three-year term expiring at the 2015 Annual General Meeting of Shareholders or until their successors are duly elected and qualified. The voting results were as follows:

Name of Nominee	Votes For	Votes Withheld	Broker Non-Votes
Paul Davison	61,377,757	0	8,211,602
Hill A. Feinberg	61,377,757	0	8,211,602

Proposal No. 2: Approval of Appointment of Independent Registered Public Accounting Firm and Auditors’ Remuneration

The Company’s shareholders voted to ratify the appointment of UHY LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2013 and authorized the Audit Committee of the Board to set the auditors’ remuneration for the fiscal year ending June 30, 2013. The voting results were as follows:

Votes For	Votes Against	Abstain
70,990,168	48,596	59,670

ITEM 6. Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following
3.1	Altered Memorandum of Association of Energy XXI (Bermuda) Limited	3.1 to the Company’s Form 8-K filed on November 9, 2011
3.2	Bye-Laws of Energy XXI (Bermuda) Limited	3.2 to the Company’s Form 8-K filed on November 9, 2011
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Schema Document	Furnished herewith
101.CAL	XBRL Calculation Linkbase Document	Furnished herewith
101.DEF	XBRL Definition Linkbase Document	Furnished herewith
101.LAB	XBRL Label Linkbase Document	Furnished herewith
101.PRE	XBRL Presentation Linkbase Document	Furnished herewith

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

Date: November 7, 2012

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