Form 10-Q
period 2012-12-31
ENERGY XXI (BERMUDA) LTD
filed 2013-01-31
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of January 25, 2013, there were 79,357,084 shares outstanding of the registrant’s common stock, par value $0.005 per share.

ENERGY XXI (BERMUDA) LIMITED

i

GLOSSARY OF TERMS

Below is a list of terms that are common to our industry and used throughout this Quarterly Report on Form 10-Q:

Bbls	Standard barrel containing 42 U.S. gallons	MMBbls	One million Bbls
Mcf	One thousand cubic feet	MMcf	One million cubic feet
Btu	One British thermal unit	MMBtu	One million Btu
BOE	Barrel of oil equivalent. Natural gas is converted into one BOE based on six Mcf of gas to one barrel of oil	MBOE	One thousand BOEs
DD&A	Depreciation, Depletion and Amortization	MMBOE	One million BOEs
MBbls	One thousand Bbls

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to those summarized below:

•	our business strategy;
•	our financial position;
•	the extent to which we are leveraged;
•	our cash flow and liquidity;
•	declines in the prices we receive for our oil and gas affecting our operating results and cash flows;
•	economic slowdowns that can adversely affect consumption of oil and gas by businesses and consumers;
•	uncertainties in estimating our oil and gas reserves;
•	replacing our oil and gas reserves;
•	uncertainties in exploring for and producing oil and gas;
•	our inability to obtain additional financing necessary to fund our operations, capital expenditures, and to meet our other obligations;
•	availability of drilling and production equipment and field service providers;
•	disruption of operations and damages due to hurricanes or tropical storms;
•	availability, cost and adequacy of insurance coverage;
•	competition in the oil and gas industry;
•	our inability to retain and attract key personnel;
•	the effects of government regulation and permitting and other legal requirements; and
•	costs associated with perfecting title for mineral rights in some of our properties.

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

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)

	December 31, 2012	June 30, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$40,895	$117,087
Accounts receivable
Oil and natural gas sales	136,349	126,107
Joint interest billings	5,558	3,840
Insurance and other	5,125	5,420
Prepaid expenses and other current assets	42,397	63,029
Derivative financial instruments	14,879	32,497
Total Current Assets	245,203	347,980
Property and Equipment
Oil and natural gas properties – full cost method of accounting, including $498.3 million and $418.8 million of unevaluated properties not being amortized at December 31, 2012 and June 30, 2012, respectively	2,936,850	2,698,213
Other property and equipment	16,401	9,533
Total Property and Equipment, net of accumulated depreciation, depletion, amortization and impairment	2,953,251	2,707,746
Other Assets
Derivative financial instruments	20,744	45,496
Debt issuance costs, net of accumulated amortization	30,619	27,608
Equity method investments	15,486	2,117
Total Other Assets	66,849	75,221
Total Assets	$3,265,303	$3,130,947
LIABILITIES
Current Liabilities
Accounts payable	$180,001	$156,959
Accrued liabilities	76,240	118,818
Notes payable	2,346	22,211
Asset retirement obligations	29,815	34,457
Derivative financial instruments	782	—
Current maturities of long-term debt	7,782	4,284
Total Current Liabilities	296,966	336,729
Long-term debt, less current maturities	1,141,172	1,014,060
Deferred income taxes	116,849	104,280
Asset retirement obligations	278,432	266,958
Derivative financial instruments	2,629	—
Other liabilities	10,149	3,080
Total Liabilities	1,846,197	1,725,107
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Preferred stock, $0.001 par value, 7,500,000 shares authorized at December 31, 2012 and June 30, 2012, respectively
7.25% Convertible perpetual preferred stock, 8,000 shares issued and outstanding at December 31, 2012 and June 30, 2012, respectively	—	—
5.625% Convertible perpetual preferred stock, 813,277 and 814,117 shares issued and outstanding at December 31, 2012 and June 30, 2012, respectively	1	1
Common stock, $0.005 par value, 200,000,000 shares authorized and 79,356,865 and 79,147,340 shares issued and 79,356,202 and 78,837,697 shares outstanding at December 31, 2012 and June 30, 2012, respectively	397	396
Additional paid-in capital	1,509,828	1,501,785
Accumulated deficit	(111,205)	(153,945)
Accumulated other comprehensive income, net of income tax expense	20,085	57,603
Total Stockholders’ Equity	1,419,106	1,405,840
Total Liabilities and Stockholders’ Equity	$3,265,303	$3,130,947

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except per share information)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Revenues
Oil sales	$285,824	$309,347	$533,154	$556,264
Natural gas sales	34,695	31,231	57,592	69,197
Total Revenues	320,519	340,578	590,746	625,461
Costs and Expenses
Lease operating	85,922	74,134	168,403	145,167
Production taxes	1,166	1,174	2,413	3,348
Gathering and transportation	6,098	3,395	14,089	9,548
Depreciation, depletion and amortization	105,856	87,568	190,651	172,371
Accretion of asset retirement obligations	7,756	9,803	15,408	19,491
General and administrative expense	19,319	22,147	43,207	41,468
(Gain) loss on derivative financial instruments	865	4,371	6,387	(6,001)
Total Costs and Expenses	226,982	202,592	440,558	385,392
Operating Income	93,537	137,986	150,188	240,069
Other Income (Expense)
Loss from equity method investees	(616)	—	(2,111)	—
Other income – net	543	15	902	24
Interest expense	(27,112)	(28,363)	(53,657)	(55,551)
Total Other Expense	(27,185)	(28,348)	(54,866)	(55,527)
Income Before Income Taxes	66,352	109,638	95,322	184,542
Income Tax Expense	25,020	12,549	35,730	21,122
Net Income	41,332	97,089	59,592	163,420
Preferred Stock Dividends	2,874	3,706	5,749	7,412
Net Income Available for Common Stockholders	$38,458	$93,383	$53,843	$156,008
Earnings Per Share
Basic	$0.48	$1.22	$0.68	$2.04
Diluted	$0.47	$1.11	$0.68	$1.88
Weighted Average Number of Common Shares Outstanding
Basic	79,314	76,498	79,238	76,481
Diluted	87,468	87,227	79,367	87,138

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net Income	$41,332	$97,089	$59,592	$163,420
Other Comprehensive Income (Loss)
Crude Oil and Natural Gas Cash Flow Hedges
Unrealized change in fair value net of ineffective portion	1,435	(35,169)	(36,383)	165,240
Effective portion reclassified to earnings during the period	(10,797)	(13,015)	(21,337)	(22,788)
Total Other Comprehensive Income (Loss)	(9,362)	(48,184)	(57,720)	142,452
Income Tax (Expense) Benefit	3,277	16,864	20,202	(49,858)
Net Other Comprehensive Income (Loss)	(6,085)	(31,320)	(37,518)	92,594
Comprehensive Income	$35,247	$65,769	$22,074	$256,014

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Cash Flows From Operating Activities
Net income	$41,332	$97,089	$59,592	$163,420
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	105,856	87,568	190,651	172,371
Deferred income tax expense	22,025	12,547	32,814	21,272
Change in derivative financial instruments
Proceeds from sale of derivative instruments	100	15,931	161	65,529
Other – net	(8,671)	(6,445)	(14,018)	(25,691)
Accretion of asset retirement obligations	7,756	9,803	15,408	19,491
Loss from equity method investees	616	—	2,111	—
Amortization and write-off of debt issuance costs	1,907	1,882	3,798	3,705
Stock-based compensation	1,200	1,189	1,656	10,114
Changes in operating assets and liabilities
Accounts receivable	(18,153)	(30,275)	(7,397)	(17,581)
Prepaid expenses and other current assets	4,685	4,067	20,722	(5,066)
Settlement of asset retirement obligations	(14,673)	(1,407)	(24,809)	(1,994)
Accounts payable and accrued liabilities	(4,509)	(96)	(39,053)	(37,586)
Net Cash Provided by Operating Activities	139,471	191,853	241,636	367,984
Cash Flows from Investing Activities
Acquisitions	(41,156)	(6,242)	(41,156)	(6,177)
Capital expenditures	(192,352)	(125,695)	(379,050)	(238,444)
Insurance payments received	—	5,692	—	6,472
Contributions to equity investees	—	—	(15,524)	—
Proceeds from the sale of properties	—	2,767	—	2,767
Return of property deposit	3,500	—	—	—
Other	(17)	(1,062)	355	(808)
Net Cash Used in Investing Activities	(230,025)	(124,540)	(435,375)	(236,190)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	69	310	4,760	9,456
Dividends to shareholders – common	(5,553)	—	(11,103)	—
Dividends to shareholders – preferred	(2,874)	(3,706)	(5,750)	(7,412)
Proceeds from long-term debt	385,637	285,854	609,449	522,324
Payments on long-term debt	(294,446)	(288,084)	(481,259)	(604,318)
Other	(149)	(759)	1,450	(855)
Net Cash Provided by (Used in) Financing Activities	82,684	(6,385)	117,547	(80,805)
Net Increase (Decrease) in Cash and Cash Equivalents	(7,870)	60,928	(76,192)	50,989
Cash and Cash Equivalents, beginning of period	48,765	18,468	117,087	28,407
Cash and Cash Equivalents, end of period	$40,895	$79,396	$40,895	$79,396

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

ENERGY XXI (BERMUDA) LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3 — Acquisitions

ExxonMobil oil and gas properties interests acquisition

On October 17, 2012, we closed on the acquisition of certain shallow-water Gulf of Mexico interests (“GOM Interests”) from Exxon Mobil Corporation (“Exxon”) for a total cash consideration of approximately $33.5 million. The GOM Interests cover 5,000 gross acres on Vermilion Block 164 (“VM 164”). We are the operator of these properties. In addition to acquiring the GOM Interests, we entered into a joint venture agreement with Exxon to explore for oil and gas on nine contiguous blocks adjacent to VM 164 in shallow waters on the Gulf of Mexico shelf. We will operate the joint venture and commenced drilling on the initial prospect during the quarter ended December 31, 2012. Our total capital commitment for the joint venture in calendar year 2013 is estimated at $75 million, assuming successful completion of two earning wells.

Revenues and expenses related to the GOM Interests from the closing date of October 17, 2012 are included in our consolidated statements of income. The acquisition of GOM interests was accounted for under the purchase method of accounting. Transaction, transition and integration costs associated with this acquisition were expensed as incurred. The following table presents the preliminary purchase price allocation to the assets acquired and liabilities assumed, based on their fair values on October 17, 2012 (in thousands):

Oil and natural gas properties – evaluated	$11,088
Oil and natural gas properties – unevaluated	27,721
Asset retirement obligations	(5,353)
Cash paid	$33,456

Dynamic Offshore oil and gas properties interests acquisition

On November 7, 2012, we acquired 100% of the (“Dynamic Interests”) held by Dynamic Offshore Resources, LLC (“Dynamic”) on VM 164 for approximately $7.2 million.

Revenues and expenses related to the Dynamic Interests from the closing date of November 7, 2012 are included in our consolidated statements of income. The acquisition of Dynamic Interests was accounted for under the purchase method of accounting. Transaction, transition and integration costs associated with this acquisition were expensed as incurred. The following table presents the preliminary purchase price allocation to the assets acquired and liabilities assumed, based on their fair values on November 7, 2012 (in thousands):

Oil and natural gas properties – evaluated	$1,716
Oil and natural gas properties – unevaluated	6,571
Asset retirement obligations	(1,090)
Cash paid	$7,197

ENERGY XXI (BERMUDA) LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Acquisitions  – (continued)

The fair values of evaluated and unevaluated oil and gas properties and asset retirement obligations for the above acquisitions were measured using valuation techniques that convert future cash flows to a single discounted amount. Inputs to the valuation of oil and gas properties include estimates of: (1) oil and gas reserves; (2) future operating and development costs; (3) future oil and gas prices; and (4) the discount factor used to calculate the discounted cash flow amount. Inputs into the valuation of the asset retirement obligations include estimates of: (1) plugging and abandonment costs per well and related facilities; (2) remaining life per well and facilities; and (3) a credit adjusted risk-free interest rate.

Note 4 — Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31, 2012	June 30, 2012
Oil and gas properties
Proved properties	$4,723,972	$4,375,984
Less: Accumulated depreciation, depletion, amortization and impairment	2,285,427	2,096,531
Proved properties	2,438,545	2,279,453
Unproved properties	498,305	418,760
Oil and gas properties	2,936,850	2,698,213
Other property and equipment	30,593	22,132
Less: Accumulated depreciation	14,192	12,599
Other property and equipment	16,401	9,533
Total property and equipment – net of accumulated depreciation, depletion, amortization and impairment	$2,953,251	$2,707,746

Note 5 — Equity Method Investments

20% interest in Energy XXI M21K, LLC (“EXXI M21K”)

EXXI M21K engages in the acquisition, exploration, development and operation of oil and natural gas properties offshore in the Gulf of Mexico, through its wholly owned subsidiary, M21K, LLC (“M21K”).

On June 4, 2012, M21K entered into a Purchase and Sale Agreement (“PSA Agreement”) with EP Energy E&P Company, L.P. (“EP Energy”) to acquire interests in certain oil and gas fields owned by EP Energy. The total purchase price, subject to adjustments in accordance with the terms of the PSA Agreement was $103 million. The effective date of the acquisition is January 1, 2012.

On July 19, 2012, M21K closed on the acquisition and we paid our share of the remaining purchase price of $16 million to EP Energy, prior to final adjustments. EXXI M21K is a guarantor of a $100 million line of credit entered into by M21K. The borrowing base under this facility was set at $25 million upon closing on July 19, 2012.

We have provided a guarantee related to the payment of asset retirement obligations and other liabilities by M21K. See Note 14 of Notes to Unaudited Consolidated Financial Statements in this Quarterly Report.

As of December 31, 2012, our investment in EXXI M21K was approximately $15.3 million and we had incurred $0.3 million in equity income and $0.3 million in equity loss in the three months and six months ended December 31, 2012, respectively.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Equity Method Investments  – (continued)

49% interest in Ping Energy XXI Limited (“Ping Energy”)

Our wholly-owned subsidiary Energy XXI International Limited (“EXXI International”) through Ping Energy is active in the pursuit to identify and acquire exploratory, developmental and producing oil and gas properties in South East Asia.

As of December 31, 2012, our investment in Ping Energy was approximately $0.2 million and we had incurred a $0.9 million and a $1.8 million equity loss in the three months and six months ended December 31, 2012, respectively.

Note 6 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2012	June 30, 2012
Revolving credit facility	$123,928	$—
9.25% Senior Notes due 2017	750,000	750,000
7.75% Senior Notes due 2019	250,000	250,000
4.14% Promissory Note due 2017	5,391	—
Derivative instruments premium financing	18,608	17,387
Capital lease obligation	1,027	957
Total debt	1,148,954	1,018,344
Less current maturities	7,782	4,284
Total long-term debt	$1,141,172	$1,014,060

Maturities of long-term debt as of December 31, 2012 are as follows (in thousands):

Twelve Months Ended December 31,

2013	$7,782
2014	136,189
2015	869
2016	461
2017	753,653
Thereafter	250,000
Total	$1,148,954

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

Under the First Lien Credit Agreement, EGC is prohibited from paying dividends to us except that EGC may make payments to us of up to $25 million in aggregate for the purpose of paying premiums or other payments associated with the early conversion of our preferred stock and EGC may make payments of up to $17 million in any calendar year, subject to certain terms and conditions, so that we may pay dividends on

ENERGY XXI (BERMUDA) LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Long-Term Debt  – (continued)

our outstanding preferred stock. On October 4, 2011, EGC entered into the First Amendment (the “First Amendment”) to the First Lien Credit Agreement. The First Amendment modified the First Lien Credit Agreement and includes the following: (a) approval for cash distributions of up to $100 million per calendar year, which can be used for various purposes, including stock buybacks, bond repurchases, and/or debt repayments, and is based upon the Company meeting minimum liquidity and maximum revolver utilization thresholds, (b) approval of a cash distribution basket of up to an aggregate of $150 million, to be used for investments and other purposes based upon the Company meeting minimum liquidity and maximum revolver utilization thresholds. Both distribution baskets are further limited by an amount equal to $70 million plus 50% of our Consolidated Net Income (as defined in the First Amendment) for the period from October 1, 2010 through the most recently ended quarter and (c) increased the amount of borrowing base availability that must be reserved to deal with potential effects from hurricanes during the period of July 1 to October 31 of each calendar year from $25 million to $50 million.

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

On October 19, 2012, EGC entered into the Third Amendment (the “Third Amendment”) to the First Lien Credit Agreement. The Third Amendment provides changes, supplements, and other modifications for information specific to the lenders under the First Lien Credit Agreement and increases the borrowing base to $825 million.

As of December 31, 2012, we were in compliance with all covenants under our First Lien Credit Agreement.

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

ENERGY XXI (BERMUDA) LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Long-Term Debt  – (continued)

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

We have the right to redeem the 9.25% Senior Notes under various circumstances and are required to make an offer to repurchase the 9.25% Senior Notes upon a change of control and from the net proceeds of asset sales under specified circumstances each of which is defined in the indenture governing the 9.25% Senior Notes.

We believe that the fair value of the $750 million of 9.25% Senior Notes outstanding as of December 31, 2012 was $858.8 million based on quoted prices. The market for the 9.25% Senior Notes is not an active market; therefore, the fair value is classified within Level 2.

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

We have the right to redeem the 7.75% Senior Notes under various circumstances and are required to make an offer to repurchase the 7.75% Senior Notes upon a change of control and from the net proceeds of asset sales under specified circumstances each of which is defined in the indenture governing the 7.75% Senior Notes.

We believe that the fair value of the $250 million of 7.75% Senior Notes outstanding as of December 31, 2012 was $275 million based on quoted prices. The market for the 7.75% Senior Notes is not an active market; therefore, the fair value is classified within Level 2.

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

ENERGY XXI (BERMUDA) LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Long-Term Debt  – (continued)

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

Derivative Instruments Premium Financing

We finance premiums on derivative instruments that we purchase with our hedge counterparties. Substantially all of our hedges are done with lenders under our revolving credit facility. Derivative instruments premium financing is accounted for as debt and this indebtedness is pari passu with borrowings under the revolving credit facility. The derivative instruments premium financing is structured to mature when the derivative instrument settles so that we realize the value net of derivative instrument premium financing. As of December 31, 2012 and June 30, 2012, our outstanding derivative instruments premium financing discounted at our approximate borrowing cost of 2.5% per annum totaled $18.6 million and $17.4 million, respectively.

Interest Expense

For the three months and six months ended December 31, 2012 and 2011, interest expense consisted of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Revolving credit facility	$2,676	$2,270	$4,855	$5,090
9.25% Senior Notes due 2017	17,344	17,343	34,688	34,687
7.75% Senior Notes due 2019	4,844	4,844	9,688	9,688
Amortization of debt issue cost – Revolving credit facility	1,259	1,233	2,501	2,407
Amortization of debt issue cost – 9.25% Senior Notes due 2017	551	551	1,103	1,103
Amortization of debt issue cost – 7.75% Senior Notes due 2019	97	97	194	194
Derivative instruments financing and other	341	2,025	628	2,382
	$27,112	$28,363	$53,657	$55,551

Note 7 — Notes Payable

In May 2012, we entered into a note with AFCO Credit Corporation to finance a portion of our insurance premiums. The note was for a total face amount of $26.0 million and bore interest at an annual rate of 1.556%. The note matured and was repaid on December 26, 2012.

In July 2012, we entered into a note to finance a portion of our insurance premiums. The note is for a total face amount of $3.6 million and bears interest at an annual rate of 1.667%. The note amortizes over the remaining term of the insurance, which matures May 1, 2013. The balance outstanding as of December 31, 2012 was $1.8 million.

In November 2012, we entered into a note with AFCO Credit Corporation to finance a portion of our director and officer insurance premiums. The note was for a total face amount of $0.6 million and bears interest at an annual rate of 1.774%. The note amortizes over the remaining term of the insurance, which matures October 23, 2013. The balance outstanding as of December 31, 2012 was $0.5 million.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Asset Retirement Obligations

The following table describes the changes to our asset retirement obligations (in thousands):

Balance at June 30, 2012	$301,415
Liabilities acquired	6,443
Liabilities incurred	9,790
Liabilities settled	(24,809)
Accretion expense	15,408
Total balance at December 31, 2012	308,247
Less current portion	29,815
Long-term balance at December 31, 2012	$278,432

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

ENERGY XXI (BERMUDA) LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
$182,573

These above monetized amounts were recorded in stockholders’ equity as part of other comprehensive income and are recognized in income over the contract life of the underlying hedge contracts. An additional $0.8 million monetization was captured in the September 30, 2011 quarter with the cash to be received when the underlying hedge contract settles during calendar year 2013.

Our future crude oil and natural gas revenue will be increased by the following amounts related to the monetized contracts referred to above (in thousands):

Quarter Ended	Cash(1)	Non-Cash(1)	Total
March 31, 2013	$4,821	$203	$5,024
June 30, 2013	4,858	206	5,064
September 30, 2013	4,894	208	5,102
December 31, 2013	4,876	208	5,084
	$19,449	$825	$20,274

(1)	Cash represents the amounts received through December 31, 2012 as part of the monetization of certain hedge contracts. Non-cash represents monetized hedges in which the cash will be received when the underlying hedge contract settles in calendar year 2013.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Derivative Financial Instruments  – (continued)

As of December 31, 2012, we had the following contracts outstanding Asset (Liability) and Fair Value (Gain) Loss (in thousands):

	Crude Oil				Natural Gas
			Total				Total		Total
Period	Volume (MBbls)	Contract Price(1)	Asset (Liability)	Fair Value (Gain) Loss	Volume (MMBtu)	Contract Price(1)	Asset	Fair Value (Gain)	Asset (Liability)	Fair Value (Gain) Loss(2)
Crude Oil – WTI Collars
1/13 – 12/13	1,278	73.57/105.63	(395)	256					(395)	256
			(395)	256					(395)	256
Three-Way Collars
1/13 – 12/13	1,825	70/90/136.32	7,302	(1,352)					7,302	(1,352)
1/14 – 12/14	3,650	70/90/137.14	19,299	(5,790)					19,299	(5,790)
			26,601	(7,142)					26,601	(7,142)
Swaps
1/13 – 12/13	183	86.60	(1,204)	188					(1,204)	188
1/13 – 12/13	(183)	88.20	913						913
			(291)	188					(291)	188
Crude Oil – Brent Collars
1/13 – 12/13	4,563	83.20/124.94	(1,185)	1,708					(1,185)	1,708
1/14 – 12/14	730	90/108.38	(1,327)	815					(1,327)	815
			(2,512)	2,523					(2,512)	2,523
Three-Way Collars
1/13 – 12/13	1,643	61.67/83.33/140.69	1,335		10,950	4.07/4.93/5.87	7,330	(4,765)	8,665	(4,765)
1/14 – 12/14	2,373	68.08/88.08/130.88	2,964	287					2,964	287
1/15 – 12/15	1,825	72/92/111.56	(2,820)	1,734					(2,820)	1,734
			1,479	2,021			7,330	(4,765)	8,809	(2,744)
Total (Gain) Loss on Derivatives			$24,882	$(2,154)			$7,330	$(4,765)	$32,212	$(6,919)

(1)	The contract price is weighted-averaged by contract volume.
(2)	The (gain) loss on derivative contracts is net of applicable income taxes.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Derivative Financial Instruments  – (continued)

The fair values of derivative instruments in our consolidated balance sheets were as follows (in thousands):

	Asset Derivative Instruments				Liability Derivative Instruments
	December 31, 2012		June 30, 2012		December 31, 2012		June 30, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity Derivative Instruments designated as hedging instruments:
Derivative financial instruments	Current	$40,948	Current	$66,716	Current	$26,851	Current	$34,462
	Non-Current	79,280	Non-Current	103,462	Non-Current	61,165	Non-Current	58,229
Commodity Derivative Instruments not designated as hedging instruments:
Derivative financial instruments	Current		Current	326	Current		Current	83
	Non-Current		Non-Current	451	Non-Current		Non-Current	188
Total		$120,228		$170,955		$88,016		$92,962

The effect of derivative instruments on our consolidated statements of income was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Location of (Gain) Loss in Income Statement
Cash Settlements, net of amortization of purchased put premiums:
Oil sales	$(4,870)	$(3,283)	$(9,370)	$(433)
Natural gas sales	(5,039)	(9,571)	(10,540)	(19,400)
Total cash settlements	(9,909)	(12,854)	(19,910)	(19,833)
Commodity Derivative Instruments designated as hedging instruments:
(Gain) loss on derivative financial instruments Ineffective portion of commodity derivative instruments	360	5,094	4,616	(1,674)
Commodity Derivative Instruments not designated as hedging instruments:
(Gain) loss on derivative financial instruments
Realized mark to market (gain) loss	596	(1,615)	1,872	(5,025)
Unrealized mark to market (gain) loss	(91)	892	(101)	698
Total (gain) loss on derivative financial instruments	865	4,371	6,387	(6,001)
Total gain	$(9,044)	$(8,483)	$(13,523)	$(25,834)

ENERGY XXI (BERMUDA) LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Derivative Financial Instruments  – (continued)

The cash flow hedging relationship of our derivative instruments was as follows (in thousands):

Location of (Gain)/Loss	Amount of (Gain) Loss on Derivative Instruments Recognized in Other Comprehensive (Income) Loss, net of tax (Effective Portion)	Amount of (Gain) Loss on Derivative Instruments Reclassified from Other Comprehensive (Income) Loss, net of tax (Effective Portion)	Amount of (Gain) Loss on Derivative Instruments Reclassified from Other Comprehensive (Income) Loss (Ineffective Portion)
Three Months Ended December 31, 2012
Commodity Derivative Instruments	$6,085
Revenues		$(7,018)
(Gain) loss on derivative financial instruments			$360
Total	$6,085	$(7,018)	$360
Three Months Ended December 31, 2011
Commodity Derivative Instruments	$31,320
Revenues		$(8,460)
(Gain) loss on derivative financial instruments			$5,094
Total	$31,320	$(8,460)	$5,094
Six Months Ended December 31, 2012
Commodity Derivative Instruments	$37,518
Revenues		$(13,869)
(Gain) loss on derivative financial instruments			$4,616
Total	$37,518	$(13,869)	$4,616
Six Months Ended December 31, 2011
Commodity Derivative Instruments	$(92,594)
Revenues		$(14,812)
(Gain) loss on derivative financial instruments			$(1,674)
Total	$(92,594)	$(14,812)	$(1,674)

The amount expected to be reclassified from other comprehensive income to income in the next 12 months is a gain of $26.4 million ($17.1 million net of tax) on our commodity hedges. The estimated and actual amounts are likely to vary significantly due to changes in market conditions.

We monitor the creditworthiness of our counterparties. However, we are not able to predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Possible actions would be to transfer our position from counterparty or request a voluntary termination of the derivative contracts resulting in a cash settlement. Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative instruments under lower commodity prices, and could incur a loss. At December 31, 2012, we had no deposits for collateral with our counterparties.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Income Taxes

We are a Bermuda company and are generally not subject to income tax in Bermuda. We operate through our various subsidiaries in the United States; accordingly, income taxes have been provided based upon U.S. tax laws and rates as they apply to our current ownership structure. We estimate our annual effective tax rate for the current fiscal year and apply it to interim periods. Currently, our estimated annual effective tax rate is approximately 37.5%. The variance from the U.S. statutory rate of 35% is primarily due to the presence of common permanent difference items (such as non-deductible compensation, meals and entertainment expenses) and non-U.S. activity in our Bermuda parent that is ineligible for U.S. tax benefit. Our Bermuda Companies continue to report a tax provision reflecting accrued 30% U.S. withholding tax required on any interest payments made from the U.S. Companies to the Bermuda Companies. We have accrued an additional withholding obligation of $5.2 million for the six months ended December 31, 2012.

We have a remaining Valuation Allowance of $82.3 million (related to certain State of Louisiana tax attributes and other property matters), and have made no adjustments to this allowance in the current quarter. In this quarter, we made a cash withholding tax payment of $3 million on outbound accrued intercompany interest paid to Bermuda. This withholding tax was previously accrued and did not result in additional income tax expense being recognized. Similar cash withholding tax payments could be made in the future when additional intercompany interest is paid. While we have not made a cash income tax payment in this quarter, in light of expected income in this fiscal year and subsequent years, estimated tax payments for Alternative Minimum Tax (AMT) in subsequent quarters may be required (possibly as early as the third quarter of fiscal year 2013). At this time, we do not believe the federal estimated income tax payments for this fiscal year will exceed $5 million. We expect this AMT to be fully creditable against future regular tax obligations; thus, these AMT payments have no impact on our estimated annual effective tax rate.

Note 11 — Stockholders’ Equity

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

On November 5, 2012, our Board of Directors approved payment of a quarterly cash dividend of $0.07 per share to the holders of the Company’s common stock. The quarterly dividend was paid on December 14, 2012 to shareholders of record on November 30, 2012.

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

ENERGY XXI (BERMUDA) LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Stockholders’ Equity  – (continued)

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

Conversion of Preferred Stock

During the six months ended December 31, 2012, we canceled and converted a total of 840 shares of our 5.625% Preferred Stock into a total of 8,301 shares of common stock using a conversion rate ranging from 9.8578 to 9.899 common shares per preferred share.

Note 12 — Supplemental Cash Flow Information

The following table represents our supplemental cash flow information (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Cash paid for interest	$47,160	$46,768	$47,549	$52,023

The following table represents our non-cash investing and financing activities (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Financing of insurance premiums	$11,331	$8,517	$19,865	$9,196
Additions to property and equipment by recognizing asset retirement obligations	6,240	794	9,790	1,338

Note 13 — Employee Benefit Plans

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

Performance Units

For fiscal 2010, 2011 and 2012, we also awarded performance units (“Performance Units”). Of the total Performance Units awarded, 25% are time-based Performance Units (“Time-Based Performance Units”) and 75% are total shareholder return performance-based units (“TSR Performance-Based Units”). Both the Time-Based Performance Units and TSR Performance-Based Units vest equally over a three-year period.

At our discretion, at the time the Restricted Stock Units and Performance Units vest, employees will settle in either common shares or cash. Upon a change in control of the Company, as defined in the Incentive Plan, all outstanding Restricted Stock Units and Performance Units become immediately vested and payable. Historically, we have paid all Restricted Stock Units vesting awards in cash. Performance Unit awards were paid 50% in common stock and future vesting of the Performance Units may be paid in stock at the discretion of our board of directors.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Employee Benefit Plans  – (continued)

We recognized compensation expense related to our outstanding Restricted Stock Units and Performance Units as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Restricted Stock Units	$2,992	6,722	$7,727	$10,135
Performance Units	3,547	9,605	12,855	16,952
Total compensation expense recognized	$6,539	16,327	$20,582	$27,087

As of December 31, 2012, we have 932,558 unvested Restricted Stock Units and 5,170,042 unvested Performance Units.

Restricted Shares

We determine the fair value of the Restricted Shares based on the market price of our common stock on the date of grant. Compensation cost for the Restricted Shares is recognized on a straight line basis over the requisite service period. For the three months and six months ended December 31, 2011, we recognized compensation expense of $0 and $49,000, respectively, related to our Restricted Shares.

Stock Purchase Plan

Effective as of July 1, 2008, we adopted the Energy XXI Services, LLC 2008 Fair Market Value Stock Purchase Plan (“2008 Purchase Plan”), which allows eligible employees, directors, and other service providers of ours and our subsidiaries to purchase from us shares of our common stock that have either been purchased by us on the open market or that have been newly issued by us. During the six months ended December 31, 2012 and 2011, we issued 193,235 shares and 272,579 shares, respectively, under the 2008 Purchase Plan.

In November 2008 we adopted the Energy XXI Services, LLC Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) which allows employees to purchase common stock at a 15% discount from the lower of the common stock closing price on the first or last day of the offering period. The current offering period is from January 1, 2013 to June 30, 2013. We use Black-Scholes Model to determine fair value, which incorporates assumptions to value stock-based awards. The shares issuable under Employee Stock Purchase Plan are included in calculating diluted earnings per share, if dilutive. The compensation expense recognized and shares issued under Employee Stock Purchase Plan were as follows (in thousands, except for shares):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Compensation expense	$183	$143	$377	$301
Shares issued	27,608	21,015	27,608	21,015

Stock Options

In September 2008, our board of directors granted 300,000 stock options to certain officers. These options to purchase our common stock were granted with an exercise price of $17.50 per share. These options vested over a three year period and may be exercised any time prior to September 10, 2018. As of December 31, 2012, 100,000 of the vested options have been exercised and the remaining 200,000 vested options have not been exercised.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Employee Benefit Plans  – (continued)

A summary of our stock option activity and related information is as follows:

	Six Months Ended December 31,
	2012		2011
	Shares Under Option	Weighted Ave. Exercise Price	Shares Under Option	Weighted Ave. Exercise Price
Beginning balance	—		100,000	$17.50
Vested	—		(100,000)	17.50
Ending balance	—		—

Our net income for the three and six months ended December 31, 2012 and 2011 includes approximately $0, $0, $0 and $58,000, respectively of compensation costs related to stock options.

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

Defined Contribution Plans

Our employees are covered by a discretionary noncontributory profit sharing plan. The plan provides for annual employer contributions that can vary from year to year. We also sponsor a qualified 401(k) Plan that provides for matching. The contributions under these plans were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Profit Sharing Plan	$1,124	$900	$2,193	$1,800
401(k) Plan	398	600	1,361	1,500
Total contributions	$1,522	$1,500	$3,554	$3,300

Note 14 — Related Party Transactions

We have a 20% interest in EXXI M21K and a 49% interest in Ping Energy. We account for these investments using the equity method. See Note 5 of Notes to Unaudited Consolidated Financial Statements in this Quarterly Report.

We have provided a guarantee related to the payment of asset retirement obligations and other liabilities by M21K estimated at $65 million and $1.8 million, respectively. For this guarantee, M21K has agreed to pay us $6.3 million over a period of three years. As of December 31, 2012, we have received $0.9 million related to such guarantee.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Earnings per Share

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net income	$41,332	$97,089	$59,592	$163,420
Preferred stock dividends	2,874	3,706	5,749	7,412
Net income available for common stockholders	$38,458	$93,383	$53,843	$156,008
Weighted average shares outstanding for basic EPS	79,314	76,498	79,238	76,481
Add dilutive securities	8,154	10,729	129	10,657
Weighted average shares outstanding for diluted EPS	87,468	87,227	79,367	87,138
Earnings per share
Basic	$0.48	$1.22	$0.68	$2.04
Diluted	$0.47	$1.11	$0.68	$1.88

For the three months and six months ended December 31, 2012, 1,797 and 8,077,876 common stock equivalents, respectively, were excluded from the diluted average shares due to an anti-dilutive effect. For the three months and six months ended December 31, 2011, no common stock equivalents were excluded from the diluted average shares due to an anti-dilutive effect.

Note 16 — Commitments and Contingencies

Litigation.  We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our consolidated financial position, results of operations or cash flows.

Lease Commitments.  We have a non-cancelable operating lease for office space and other that expires on December 31, 2018. Future minimum lease commitments as of December 31, 2012 under the operating lease are as follows (in thousands):

Twelve Months Ended December 31,

2013	$2,336
2014	2,304
2015	2,295
2016	2,144
2017	1,840
Thereafter	511
Total	$11,430

Rent expense, including rent incurred on short-term leases, for the three months ended December 31, 2012 and 2011 was $775,000 and $358,000, respectively, and for the six months ended December 31, 2012 and 2011 was $1,261,000 and $896,000, respectively.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Commitments and Contingencies  – (continued)

Letters of Credit and Performance Bonds.  We had $225.5 million in letters of credit and $44.4 million of performance bonds outstanding as of December 31, 2012.

Line of Credit.  Our equity method investee, EXXI M21K, of which we own 20%, is a guarantor of a $100 million line of credit entered into by M21K on February 23, 2012. See Note 5 of Notes to Unaudited Consolidated Financial Statements in this Quarterly Report.

Guarantee.  We have provided a guarantee related to the payment of asset retirement obligations and other liabilities by M21K estimated at $65 million and $1.8 million, respectively. For this guarantee, M21K has agreed to pay us $6.3 million over a period of three years. See Note 14 of Notes to Unaudited Consolidated Financial Statements in this Quarterly Report.

Drilling Rig Commitments.  As of December 31, 2012, we have entered into five drilling rig commitments:

1)	January 1, 2013 to September 30, 2013 at $110,000 per day
2)	July 3, 2012 to May 15, 2013 at $49,000 per day
3)	January 1, 2013 to September 30, 2013 at $110,000 per day
4)	September 4, 2012 to March 4, 2013 at $120,000 per day
5)	October 2, 2012 to February 28, 2013 at $90,000 per day

At December 31, 2012, future minimum commitments under these contracts totaled $80.3 million.

Note 17 — Fair Value of Financial Instruments

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

Our commodity derivative instruments consist of financially settled crude oil and natural gas puts, swaps, zero-cost collars and three way collars. We estimate the fair values of these instruments based on published forward commodity price curves, market volatility and contract terms as of the date of the estimate. The discount rate used in the discounted cash flow projections is based on published LIBOR rates. The fair values of commodity derivative instruments in an asset position include a measure of counterparty nonperformance risk, and the fair values of commodity derivative instruments in a liability position include a measure of our own nonperformance risk, each based on the current published issuer-weighted corporate default rates. See Note 9 of Notes to Unaudited Consolidated Financial Statements in this Quarterly Report.

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

ENERGY XXI (BERMUDA) LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Fair Value of Financial Instruments  – (continued)

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of these techniques requires significant judgment and is primarily dependent upon the characteristics of the asset or liability, the principal (or most advantageous) market in which participants would transact for the asset or liability and the quality and availability of inputs. Inputs to valuation techniques are classified as either observable or unobservable within the following hierarchy:

•	Level 1 — quoted prices in active markets for identical assets or liabilities.
•	Level 2 — inputs other than quoted prices that are observable for an asset or liability. These include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).
•	Level 3 — unobservable inputs that reflect the Company’s own expectations about the assumptions that market participants would use in measuring the fair value of an asset or liability.

The following table presents the fair value of our Level 1 and Level 2 financial instruments (in thousands):

	Level 1		Level 2
	December 31, 2012	June 30, 2012	December 31, 2012	June 30, 2012
Assets:
Oil and natural gas derivatives			$120,228	$170,955
Liabilities:
Oil and natural gas derivatives			$88,016	$92,962
Restricted stock units	$6,640	$15,124
Time-based performance units	1,634	4,434
Total liabilities	$8,274	$19,558	$88,016	$92,962

The following table describes the changes to our Level 3 financial instruments (in thousands):

	Level 3
	Six Months Ended December 31,
	2012	2011
Liabilities:
Performance-based performance units
Balance at beginning of period	$22,855	$20,305
Vested	(23,161)	(23,807)
Grants and changes in fair value charged to general and administrative expense	10,795	14,523
Balance at end of period	$10,489	$11,021

ENERGY XXI (BERMUDA) LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Prepayments and Accrued Liabilities

Prepayments and accrued liabilities consist of the following (in thousands):

	December 31, 2012	June 30, 2012
Prepaid expenses and other current assets
Advances to joint interest partners	$17,794	$12,966
Insurance	17,119	30,515
Inventory	4,311	4,849
Royalty deposit	2,620	2,443
Short-term stock investment	23	8,786
Other	530	3,470
Total prepaid expenses and other current assets	$42,397	$63,029
Accrued liabilities
Advances from joint interest partners	$10,659	$301
Employee benefits and payroll	26,876	53,541
Interest	5,820	3,721
Accrued hedge payable	312	136
Undistributed oil and gas proceeds	29,623	54,484
Other	2,950	6,635
Total accrued liabilities	$76,240	$118,818

Note 19 — Subsequent Events

On January 17, 2013, we closed on an acquisition to acquire certain onshore Louisiana interests in Laphroaig field from McMoRan Oil and Gas, LLC for a total cash consideration of $80 million. This acquisition is effective January 1, 2013. We previously held an 18.75% working interest in this field, and post-acquisition we will hold a 56.25% working interest. This acquisition will be accounted using the purchase method of accounting. We are presently evaluating the purchase price allocation, which is subject to customary closing adjustments.

On January 30, 2013, our Board of Directors approved payment of a quarterly cash dividend of $0.07 per share to the holders of the Company’s common stock. The quarterly dividend will be paid on March 15, 2013 to shareholders of record on March 1, 2013.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an independent oil and natural gas exploration and production company with properties focused in the U.S. Gulf Coast and the Gulf of Mexico. Our business strategy includes: (1) acquiring producing oil and gas properties; (2) exploiting and exploring our core assets to enhance production and ultimate recovery of reserves; and (3) utilizing a portion of our capital program to explore the ultra-deep trend for potential oil and gas reserves. We are one of the largest oil producers on the Gulf of Mexico shelf with interest in six of the eleven largest oil fields in the Gulf of Mexico Shelf.

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

Although we currently expect to fund our capital program from existing cash flow from operations, these cash flows are dependent upon future production volumes and commodity prices. Maintaining adequate liquidity may involve the issuance of additional debt and equity at less attractive terms, or the sale of assets and could require reductions in our capital spending. In the near-term we will focus on maximizing returns on existing assets by selectively deploying capital to improve existing production and pursuing our ultra-deep shelf exploration program.

Natural gas and oil prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for natural gas or oil could materially and adversely affect our financial position, our results of operations, the quantities of natural gas and oil reserves that we can economically produce and our access to capital. As required by our revolving credit facility, we have mitigated this volatility through December 2015 by implementing a hedging program on a portion of our total anticipated production during this time frame. See Note 9 of Notes to Unaudited Consolidated Financial Statements in this Quarterly Report.

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

Operational Highlights

Ultra-Deep Shelf Exploration and Development Activity

We participate with McMoRan Exploration Company in several prospects in the ultra-deep shelf and onshore area in the Gulf of Mexico. Data received to date from ultra-deep shelf drilling with respect to the Davy Jones and Blackbeard West discovery wells in the Gulf of Mexico confirm geologic modeling that correlates objective sections on the shelf below the salt weld in the Miocene and older age sections to those productive sections seen in deepwater discoveries by other industry participants. In addition to Davy Jones and Blackbeard West, we have also identified approximately 15 ultra-deep prospects in shallow water near existing infrastructure. In addition, we will participate in three onshore ultra-deep prospects located in South Louisiana. The ultra-deep drilling plans in calendar years 2008 through 2013 included the Blackbeard East, Lafitte, Blackbeard West, Lomond North, Blackbeard West No. 2 and Lineham Creek exploratory wells and delineation drilling at Davy Jones. Near -term sub-salt drilling plans include 2 to 3 exploratory wells. We expect to have more than sufficient liquidity to fund our current commitments related to our ultra-deep trend exploration and development activity.

As previously reported, we have drilled two successful sub-salt wells in the Davy Jones field. The Davy Jones No. 1 well logged 200 net feet of pay in multiple Wilcox sands, which were all full to base. The Davy Jones offset appraisal well (Davy Jones No. 2), which is located two and a half miles southwest of Davy Jones No. 1, confirmed 120 net feet of pay in multiple Wilcox sands, indicating continuity across the major structural features of the Davy Jones prospect, and also encountered 192 net feet of potential hydrocarbons in the Tuscaloosa and Lower Cretaceous carbonate sections. Completion and testing of Davy Jones No. 2 is expected to commence following review of results from Davy Jones No. 1. The Davy Jones field involves a large ultra-deep structure encompassing four Outer Continental shelf lease blocks (20,000 acres). As of December 31, 2012, our investment in both wells in the Davy Jones field totaled approximately $141 million.

Davy Jones.  The Davy Jones No. 1 well on South Marsh Island Block 230 was successfully completed in March 2012 and work is ongoing to establish commercial production from the well. The perforation of the Wilcox “D” sand in March 2012 resulted in positive pressure build-up in the wellbore followed by a gas flare from the well. Initial samples indicated that the natural gas from the Wilcox “D” sand is high quality and contains low levels of CO2 and no H2S is present. Blockage from drilling fluid associated with initial drilling operations prevented the group from obtaining a measurable flow rate. Operations at the Davy Jones No. 1 well to achieve a flow test are ongoing. During early January, the operator reperforated the Wilcox zones in the well with through-tubing perforating guns. Recent operations confirm that the perforations are open and that fluid could be injected through the perforations into the formation. The operator is currently moving the rig off location for several months while a large-scale hydraulic fracture treatment is designed to penetrate the Wilcox reservoirs.

Blackbeard East.  The Blackbeard East ultra-deep exploration by-pass well was drilled to a total depth of 33,318 feet in January 2012. Exploration results from the well indicate the presence of hydrocarbons below the salt weld in geologic formations including Upper/Middle Miocene, Frio, Vicksburg, and Sparta carbonate. The Frio sands are the first hydrocarbon bearing Frio sands encountered either on the Gulf of Mexico shelf or in the deepwater offshore Louisiana. Pressure and temperature data below the salt weld between 19,500 feet and 24,600 feet at Blackbeard East indicate that a completion at these depths could utilize conventional equipment and technologies. The operator held the lease rights to South Timbalier Block 144 through August 17, 2012 and during the quarter submitted initial development plans for Blackbeard East to the Bureau of Safety and Environmental Enforcement (“BSEE”). The operator plans to test and complete the upper Miocene sands during 2013 using conventional equipment and technologies. Additional plans for further development of the deeper zones continue to be evaluated. The group’s ability to preserve the interest in Blackbeard East will require approval from the BSEE of the development plans. Blackbeard East is located in 80 feet of water on South Timbalier Block 144. As of December 31, 2012, our investment in the well totaled approximately $51 million.

Lafitte.  The Lafitte ultra-deep exploration well, which is located on Eugene Island Block 223 in 140 feet of water, was drilled to a total depth of 34,162 feet in March 2012. Exploration results from the well indicate the presence of hydrocarbons below the salt weld in geologic formations including Middle/Lower Miocene, Frio, Vicksburg, and Sparta carbonate. The Upper Eocene sands are the first hydrocarbon bearing Upper Eocene sands encountered either on the Gulf of Mexico shelf or in the deepwater offshore Louisiana. The group is evaluating development options associated with these formations. In October 2012, the operator submitted initial development plans to complete and test the Jackson/Yegua sands in the Upper Eocene with the BSEE. As of December 31, 2012, our investment in the well totaled approximately $40 million.

Blackbeard West.  Information gained from the Blackbeard East and Lafitte wells will enable us to consider priorities for future operations at Blackbeard West. As previously reported, the Blackbeard West ultra-deep exploratory well on South Timbalier Block 168 was drilled to 32,997 feet in 2008. Logs indicated four potential hydrocarbon bearing zones that require further evaluation, and the well was temporarily abandoned. The Blackbeard West No. 2 ultra-deep exploration well commenced drilling on November 25, 2011 and reached total depth of 25,584 feet in January 2013. Initial completion efforts are expected to focus on the development of laminated sands in the Middle Miocene located at approximately 24,000 feet. Through logs and core data, the operator has identified three potential hydrocarbon bearing Miocene sand sections between approximately 20,800 and 24,000 feet. Initial completion efforts are expected to focus on the development of approximately 50 net feet of laminated sands in the Middle Miocene located at approximately 24,000 feet. Additional development opportunities in the well bore include approximately 80 net feet of potential low-resistivity pay at approximately 22,400 feet and an approximate 75 foot gross section at approximately 20,900 feet. Pressure and temperature data indicate that a completion at these depths could utilize conventional equipment and technologies. Our investment in both Blackbeard West wells totaled approximately $56 million at December 31, 2012.

Lineham Creek.  The Lineham Creek exploration prospect, operated by Chevron U.S.A. Inc., which is located onshore in Cameron Parish, Louisiana commenced drilling on December 31, 2011. The well, which is targeting Eocene and Paleocene objectives below the salt weld, is currently drilling below 26,500 feet towards a proposed total depth of 29,000 feet. The well encountered positive results above 24,000 feet in November 2012. Detailed whole core and log data obtained will be used in evaluating future plans for all ultra-deep wells. As of December 31, 2012, our investment in the Lineham Creek well totaled approximately $14 million.

Lomond North.  The Lomond North exploration prospect in the Highlander area where multiple high potential prospects on an 80,000 acre position have been identified is operated by McMoRan Exploration Company. The well, which is located onshore in St. Martin Parish, Louisiana, commenced drilling on September 19, 2012. The well, which is targeting Eocene, Creataceous and Paleocene objectives below the salt weld, is currently drilling below 13,700 feet towards a proposed total depth of 30,000 feet. As of December 31, 2012, our investment in the Lomond North well totaled approximately $10 million.

Known Trends and Uncertainties

Continued Volatility in Commodity Price Environment.  Commodity prices are one of our key drivers of earnings generation and net operating cash flow and are affected by many factors that are outside of our control. Natural gas and oil prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for natural gas or oil could materially and adversely affect our financial position, our results of operations, the quantities of natural gas and oil reserves that we can economically produce and our access to capital. We actively seek to mitigate this volatility through the implementation of a hedging program that covers a portion of our total anticipated production through December 2015. See Note 9 of Notes to Unaudited Consolidated Financial Statements in this Quarterly Report for a detailed discussion of our hedging program.

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

Hurricanes.  Since the majority of our production originates in the Gulf of Mexico, we are particularly vulnerable to the effects of hurricanes on production. Additionally, affordable insurance coverage for property damage to our facilities for hurricanes is becoming more difficult to obtain. Significant hurricane impacts could include reductions and/or deferrals of future oil and natural gas production and revenues, increased lease operating expenses for evacuations and repairs and possible acceleration of plugging and abandonment costs. During the six months ended December 31, 2012 we were impacted by Hurricane Isaac which resulted in weather related downtime on properties where we have an interest. Additionally, there was no material damage to any assets or company property.

Ultra-Deep Trend Exploration and Development.  We have participated in eight ultra-deep wells to date. Of these wells, one has been temporarily abandoned pending further evaluation, four are temporarily abandoned pending facilities and completions, two are currently drilling and one is currently being tested. These projects have similar geological characteristics as deepwater prospects with a potential for significant reserves. The shallow water ultra-deep trend wells are some of the deepest wells ever drilled in the world and are subject to very high pressures and temperatures. The drilling, logging and completion techniques are near the limits of existing technologies. As a result, new technologies and techniques are being developed to deal with these challenges. The use of advanced drilling technologies involves a higher risk of technological failure and potentially higher costs. In addition, there can be delays in completion due to necessary equipment that is specially ordered to handle the challenges of ultra-deep wells. The shallow water ultra-deep is considered in the industry as Ultra High Pressure High Temperature (“U-HPHT”). Generally this refers to pressures above 15,000 psig and temperatures above 300°F. The U-HPHT in the play range from 400°F to 474°F and bottom hole pressures from 26,500 psig to over 30,000 psig. Completion equipment has been designed to handle surface pressures to 25,000 psig and have been tested to 37,500 psig. There were 18 new technologies developed for this project which went through extensive design reviews, computational analysis and finally physical testing to meet requirements for use in U-HPHT wells. All equipment is currently qualified to 25,000 psig and 450°F. Work is ongoing for qualifying some of the same equipment for 30,000 psig surface. We target to spend less than 10% of our budgeted cash flow on our exploration activities on the ultra-deep. Based on the results of these wells, our proved reserves may vary from our current 71% oil composition.

Operational Information (In thousands except for unit amounts)

	Quarter Ended
Operating Highlights	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011
Operating revenues
Crude oil sales	$280,953	$242,830	$314,639	$315,723	$306,064
Natural gas sales	29,657	17,396	19,657	19,154	21,659
Hedge gain	9,909	10,001	7,650	1,119	12,855
Total revenues	320,519	270,227	341,946	335,996	340,578
Percent of operating revenues from crude oil
Prior to hedge gain	90%	93%	94%	94%	93%
Including hedge gain	89%	92%	92%	93%	91%
Operating expenses
Lease operating expense
Insurance expense	8,810	8,992	6,825	7,138	7,096
Workover and maintenance	20,217	10,113	21,070	15,885	12,805
Direct lease operating expense	56,895	63,376	59,306	55,424	54,233
Total lease operating expense	85,922	82,481	87,201	78,447	74,134
Production taxes	1,166	1,247	2,414	1,499	1,174
Gathering and transportation	6,098	7,991	4,358	2,465	3,395
DD&A	105,856	84,795	106,644	88,448	87,568
General and administrative	19,319	23,888	19,733	25,075	22,147
Other – net	8,621	13,174	5,186	13,257	14,174
Total operating expenses	226,982	213,576	225,536	209,191	202,592
Operating income	$93,537	$56,651	$116,410	$126,805	$137,986
Sales volumes per day
Natural gas (MMcf)	90.9	67.1	92.5	83.7	72.8
Crude oil (MBbls)	29.4	26.1	32.2	31.4	30.6
Total (MBOE)	44.6	37.3	47.6	45.3	42.7
Percent of sales volumes from crude oil	66%	70%	68%	69%	72%
Average sales price
Natural gas per Mcf	$3.55	$2.82	$2.34	$2.52	$3.23
Hedge gain per Mcf	0.60	0.89	0.55	0.54	1.43
Total natural gas per Mcf	$4.15	$3.71	$2.89	$3.06	$4.66
Crude oil per Bbl	$103.79	$101.03	$107.34	$110.54	$108.80
Hedge gain (loss) per Bbl	1.80	1.87	1.03	(1.05)	1.17
Total crude oil per Bbl	$105.59	$102.90	$108.37	$109.49	$109.97
Total hedge gain per BOE	$2.42	$2.91	$1.77	$0.27	$3.27
Operating revenues per BOE	$78.15	$78.72	$78.90	$81.43	$86.67
Operating expenses per BOE
Lease operating expense
Insurance expense	2.15	2.62	1.57	1.73	1.81
Workover and maintenance	4.93	2.95	4.86	3.85	3.26
Direct lease operating expense	13.87	18.46	13.68	13.43	13.80
Total lease operating expense	20.95	24.03	20.11	19.01	18.87
Production taxes	.28	0.36	0.56	0.36	0.30
Gathering and transportation	1.49	2.33	1.01	0.60	0.86
DD&A	25.81	24.70	24.61	21.44	22.28
General and administrative	4.71	6.96	4.55	6.08	5.64
Other – net	2.10	3.84	1.20	3.22	3.60
Total operating expenses	55.34	62.22	52.04	50.71	51.55
Operating income per BOE	$22.81	$16.50	$26.86	$30.72	$35.12

Results of Operations

Three Months Ended December 31, 2012 Compared With the Three Months Ended December 31, 2011.

Our consolidated income available for common stockholders for the three months ended December 31, 2012 was $38.5 million or $0.47 diluted income per common share (“per share”) as compared to $93.4 million or $1.11 per share for the three months ended December 31, 2011. This decrease was primarily due to lower commodity prices, higher operating expenses and a higher effective income tax rate.

Price and Volume Variances

	Three Months Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)	Revenue Increase (Decrease)
	2012	2011
					(In thousands)
Price Variance(1)
Crude oil sales prices (per Bbl)	$105.59	$109.97	$(4.38)	(4)%	$(11,866)
Natural gas sales prices (per Mcf)	4.15	4.66	(0.51)	(11)%	(4,267)
Total price variance					(16,133)
Volume Variance
Crude oil sales volumes (MBbls)	2,707	2,813	(106)	(4)%	(11,657)
Natural gas sales volumes (MMcf)	8,366	6,700	1,666	25%	7,731
BOE sales volumes (MBOE)	4,101	3,930	171	4%
Percent of BOE from crude oil	66%	72%
Total volume variance					(3,926)
Total price and volume variance					$(20,059)

(1)	Commodity prices include the impact of hedging activities.

Revenue Variances

	Three Months Ended December 31,		Increase (Decrease)	Percent Increase
	2012	2011
		(In Thousands)
Crude oil	$285,824	$309,347	$(23,523)	(8)%
Natural gas	34,695	31,231	3,464	11%
Total revenues	$320,519	$340,578	$(20,059)	(6)%

Revenues

Our consolidated revenues decreased $20.1 million in the second quarter of fiscal 2013 as compared to the same period in the prior fiscal year. Lower revenues were primarily due to lower crude oil sales volumes as a result of the shut-in caused by Hurricane Isaac coupled with lower natural gas sales prices and crude oil sales prices. The preceding was partially offset by higher natural gas production volumes as a result of new wells brought on line. Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow. Lower commodity prices decreased revenues by $16.1 million in the second quarter of fiscal 2013. Average crude oil prices, including a $1.80 realized gain per barrel related to hedging activities, decreased $4.38 per barrel in the second quarter of fiscal 2013, resulting in lower revenues of $11.9 million. Average natural gas prices, including a $0.60 realized gain per Mcf related to hedging activities, decreased $0.51 per Mcf during the second quarter of fiscal 2013, resulting in lower revenues of $4.3 million. Commodity prices are affected by many factors that are outside of our control. Therefore, commodity prices we received during the second quarter of fiscal 2013 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time could result in reduced cash from operating activities, potentially causing us to expend less on our capital program. We cannot accurately predict future commodity prices, and cannot be certain whether these events will occur.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow. Crude oil sales volumes decreased 1.2 MBbls per day in the second quarter of fiscal 2013, resulting in lower revenues of $11.6 million. Natural gas sales volumes increased 18.1 MMcf per day in the second quarter of fiscal 2013, resulting in higher revenues of $7.7 million. The decrease in crude oil sales volumes in the second quarter of fiscal 2013 was primarily due to the shut-in of production due to Hurricane Isaac.

As mentioned above, depressed commodity prices over an extended period of time or other unforeseen events could occur that would result in our being unable to sustain a capital program that allows us to meet our production growth goals. However, we cannot predict whether such events will occur.

Below is a discussion of Costs and Expenses and Other (Income) Expense.

Costs and Expenses and Other (Income) Expense

	Three Months Ended December 31,
	2012		2011		Increase (Decrease) Amount
	Amount	Per BOE	Amount	Per BOE
	(In Thousands, except per unit amounts)
Costs and expenses
Lease operating expense
Insurance expense	$8,810	$2.15	$7,096	$1.81	$1,714
Workover and maintenance	20,217	4.93	12,805	3.26	7,412
Direct lease operating expense	56,895	13.87	54,233	13.80	2,662
Total lease operating expense	85,922	20.95	74,134	18.87	11,788
Production taxes	1,166	0.28	1,174	0.30	(8)
Gathering and transportation	6,098	1.49	3,395	0.86	2,703
DD&A	105,856	25.81	87,568	22.28	18,288
Accretion of asset retirement obligations	7,756	1.89	9,803	2.49	(2,047)
General and administrative expense	19,319	4.71	22,147	5.64	(2,828)
Loss on derivative financial instruments	865	0.21	4,371	1.11	(3,506)
Total costs and expenses	$226,982	$55.34	$202,592	$51.55	$24,390
Other (income) expense
Loss from equity method investees	$616	$0.15	$—	$—	$616
Other income	(543)	(0.13)	(15)	—	(528)
Interest expense	27,112	6.61	28,363	7.22	(1,251)
Total other (income) expense	$27,185	$6.63	$28,348	$7.22	$(1,163)

Costs and expenses increased $24.4 million in the second quarter of fiscal 2013. This increase in costs and expenses was due in part to higher DD&A expense and higher production related expenses partially offset by lower general and administrative expense and lower accretion of asset retirement obligations in the second quarter of fiscal 2013. Also, the second quarter of fiscal 2013 includes an $865,000 loss on derivative financial instruments as compared to a $4.4 million loss on derivative financial instruments in the prior year quarter. Below is a discussion of costs and expenses.

DD&A expense increased $18.3 million in the second quarter of fiscal 2013 when comparing to the second quarter of fiscal 2012. DD&A expense increased $3.8 million as a result of higher net production. Also, an increase in the DD&A rate of $3.53 per BOE increased DD&A expense by $14.5 million. Lease operating expense increased $11.8 million in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. This increase was primarily due to higher workover and maintenance as a result of Hurricane Issac and higher well insurance expense as a result of an increase in the number of properties. Gathering and transportation increased $2.7 million as a result of purchases of additional gathering systems.

Interest expense decreased $1.3 million which was principally due to a decrease in the overall interest rates. On a per unit of production basis, interest expense decreased 8%, from $7.22/BOE to $6.61/BOE.

Income Tax Expense

Income tax expense increased $12.5 million in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. The effective income tax rate for the second quarter of fiscal 2013 increased from the second quarter of fiscal 2012 from 11.4% to 37.7%. The increase in the tax rate is primarily due to no release of the valuation allowance in the current quarter as compared to the second quarter of fiscal 2012 in which we released the valuation allowance against the current tax on increased U.S. operating income. See Note 10 of Notes to Unaudited Consolidated Financial Statements in this Quarterly Report.

Six Months Ended December 31, 2012 Compared With the Six Months Ended December 31, 2011.

Our consolidated income available for common stockholders for the six months ended December 31, 2012 was $53.8 million or $0.68 per share as compared to consolidated income attributable to common stockholders of $156 million or $1.88 per share for the six months ended December 31, 2011. This decrease was primarily due to lower production volumes attributable to Hurricane Isaac and higher operating expenses and a higher effective income tax rate.

Price and Volume Variances

	Six Months Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)	Revenue Increase (Decrease)
	2012	2011
					(In thousands)
Price Variance(1)
Crude oil sales prices (per Bbl)	$104.33	$103.29	$1.04	1%	$5,314
Natural gas sales prices (per Mcf)	3.96	5.01	(1.05)	(21)%	(15,383)
Total price variance					(10,069)
Volume Variance
Crude oil sales volumes (MBbls)	5,110	5,385	(275)	(5)%	(28,424)
Natural gas sales volumes (MMcf)	14,541	13,787	754	5%	3,778
BOE sales volumes (MBOE)	7,534	7,683	(149)	(2)%
Percent of BOE from crude oil	68%	70%
Total volume variance					(24,646)
Total price and volume variance					$(34,715)

(1)	Commodity prices include the impact of hedging activities.

Revenue Variances

	Six Months Ended December 31,		Increase (Decrease)	Percent Increase
	2012	2011
		(In Thousands)
Crude oil	$533,154	$556,264	$(23,110)	(4)%
Natural gas	57,592	69,197	(11,605)	(17)%
Total revenues	$590,746	$625,461	$(34,715)	(6)%

Revenues

Our consolidated revenues decreased $34.7 million in the first six months of fiscal 2013 as compared to the same period in the prior fiscal year. Lower revenues were primarily due to lower crude oil sales volumes and lower natural gas sales prices, partially offset by improved crude oil sales prices and higher natural gas sales volumes. Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow. Lower overall commodity prices decreased revenues by $10.1 million in the first six months of fiscal 2013. Average natural gas prices, including a $0.72 realized gain per Mcf related to hedging activities, decreased $1.05 per Mcf during the first six months of fiscal 2013, resulting in decreased revenues of $15.4 million. Average crude oil prices, including a $1.83 realized gain per barrel related to hedging activities, increased $1.04 per barrel, resulting in increased revenues of $5.3 million. Commodity prices are affected by many factors that are outside of our control. Therefore, commodity prices we received during the first six months of fiscal 2013 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time could result in reduced cash from operating activities, potentially causing us to expend less on our capital program. Lower spending on our capital program could result in a reduction of the amount of production volumes we are able to produce. We cannot accurately predict future commodity prices, and cannot be certain whether these events will occur.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow. Lower total sales volumes in the first six months of fiscal 2013 resulted in decreased revenues of $24.6 million. Crude oil sales volumes decreased 1.5 MBbls per day in the first six months of fiscal 2013, resulting in decreased revenues of $28.4 million. Natural gas sales volumes increased 4.1 MMcf per day in the first six months of fiscal 2013, resulting in increased revenues of $3.8 million.

As mentioned above, depressed commodity prices over an extended period of time or other unforeseen events could occur that would result in our being unable to sustain a capital program that allows us to meet our production growth goals. However, we cannot predict whether such events will occur.

Below is a discussion of Costs and Expenses and Other (Income) Expense.

Costs and Expenses and Other (Income) Expense

	Six Months Ended December 31,
	2012		2011		Increase (Decrease) Amount
	Amount	Per BOE	Amount	Per BOE
	(In Thousands, except per unit amounts)
Costs and expenses
Lease operating expense
Insurance expense	$17,802	$2.36	$14,558	$1.89	$3,244
Workover and maintenance	30,330	4.03	19,458	2.53	10,872
Direct lease operating expense	120,271	15.96	111,151	14.47	9,120
Total lease operating expense	168,403	22.35	145,167	18.89	23,236
Production taxes	2,413	0.32	3,348	0.44	(935)
Gathering and transportation	14,089	1.87	9,548	1.24	4,541
DD&A	190,651	25.31	172,371	22.44	18,280
Accretion of asset retirement obligations	15,408	2.05	19,491	2.54	(4,083)
General and administrative expense	43,207	5.74	41,468	5.40	1,739
(Gain) loss on derivative financial instruments	6,387	0.85	(6,001)	(0.78)	12,388
Total costs and expenses	$440,558	$58.49	$385,392	$50.17	$55,166
Other (income) expense
Loss from equity method investees	$2,111	$0.28	$—	$—	$2,111
Other income	(902)	(0.12)	(24)	—	(878)
Interest expense	53,657	7.12	55,551	7.23	(1,894)
Total other (income) expense	$54,866	$7.28	$55,527	$7.23	$(661)

Costs and expenses increased $55.2 million in the first six months of fiscal 2013. This increase in costs and expenses was due in part to higher DD&A expense and higher production related expenses partially offset by lower accretion of asset retirement obligations in the second quarter of fiscal 2013. Also, the first six months of fiscal 2013 includes a $6.3 million loss on derivative financial instruments as compared to a $6.0 million gain on derivative financial instruments in the comparable prior year period. Below is a discussion of costs and expenses.

DD&A expense increased by $18.3 million in comparing the first six months of fiscal 2013 to the first six months of fiscal 2012. DD&A expense increased $21.6 million as a result of an increase in the DD&A rate of $2.87 per BOE, which was partially offset by lower production which decreased DD&A expense by $3.3 million. Lease operating expense increased $23.2 million in the first six months of fiscal 2013 compared to the first six months of fiscal 2012. This increase was primarily due to higher workover and maintenance as a result of Hurricane Isaac and higher direct lease operating expense as a result of an increase in the number of properties. Gathering and transportation increased $4.5 million as a result of purchases of additional gathering systems.

Interest expense decreased $1.9 million principally due to a decrease in the overall interest rates. On a per unit of production basis, interest expense decreased 2%, from $7.23/BOE to $7.12/BOE.

Income Tax Expense

Income tax expense increased $14.6 million in the first six months of fiscal 2013 compared to the first six months of fiscal 2012. The effective income tax rate for the first six months of fiscal 2013 increased from the first six months of fiscal 2012 from 11.4% to 37.5%. The increase in the tax rate is primarily due to no release of the valuation allowance in the current first half of fiscal 2013 as compared to the first half of fiscal 2012 in which we released the valuation allowance against the current tax on increased U.S. operating income. See Note 10 of Notes to Unaudited Consolidated Financial Statements in this Quarterly Report.

Liquidity and Capital Resources

Overview

As of December 31, 2012, we had approximately $40.9 million in cash and cash equivalents on hand and approximately $1,141.2 million in outstanding long-term debt obligations.

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

At December 31, 2012, the principal balance of our revolving credit facility, outstanding tranches of senior notes and other and related maturity dates were as follows:

•	Revolving credit facility — $123.9 million — Due December 2014;
•	9.25% Senior Notes — $750 million — Due December 2017;
•	7.75% Senior Notes — $250 million — Due June 2019; and
•	4.14% Promissory Note — $5.4 million — Due October 2017.

We maintain approximately $3.9 million and $40.5 million in bonds issued to BOEM and third parties, respectively, to secure the plugging and abandonment of wells on the outer continental shelf of the Gulf of Mexico as well as the removal of platforms and related facilities, right of way, operators bond and for overweight permit.

Our fiscal 2013 capital budget, including acquisitions closed to date and plugging and abandonment costs, is expected to range from $850 million to $880 million ($27 million of plugging and abandonment costs). Exploration and development expenditures during the first six months of fiscal 2013 were $379 million, which were primarily funded through cash flows from operations. We intend to fund the remaining portion our capital expenditure program, contractual commitments, including settlement of derivative contracts, from cash on hand, cash flows from operations and borrowings under our credit facility. We believe our available liquidity will be sufficient to meet our funding requirements through December 31, 2013. However, future cash flows are subject to a number of variables, including the level of crude oil and natural gas production and prices. There can be no assurance that cash flow from operations or other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures. While we do not currently have a common share repurchase program in place, we may implement one in the future, which would impact our fiscal 2013 capital budget. If an acquisition opportunity arises, we may also seek to access public markets to issue additional debt and/or equity securities.

Operating Activities

Net cash provided by operating activities for the six months ended December 31, 2012 was $241.6 million as compared to $368 million provided by operating activities for the six months ended December 31, 2011. The decrease was due in part to commodity prices and lower production volumes coupled with higher production costs. The six months ended December 31, 2012 also included significantly lower proceeds from sale of derivative instruments. Changes in operating assets and liabilities increased $11.7 million primarily due to prepaid expenses and other current liabilities.

Investing Activities

Our investments in properties were $420 million and $245 million for the six months ended December 31, 2012 and 2011, respectively. We intend to fund our capital expenditure program, contractual commitments, including settlement of derivative contracts, from cash on hand, cash flows from our operations and borrowings under our credit facility. If an acquisition opportunity arises, we may also access public markets to issue additional debt and/or equity securities. As of January 25, 2013, we had $433 million available for borrowing under our revolving credit facility. Our current borrowing base is $825 million. Our next borrowing base redetermination is scheduled for the spring of 2013 utilizing our internally prepared December 31, 2012 reserve report. If commodity prices decline and banks lower their internal projections of natural gas and oil prices, it is possible that we will be subject to decreases in our borrowing base availability in the future. We anticipate that our cash flow from operations and available borrowing capacity under our revolving credit facility will exceed our planned capital expenditures and other cash requirements for the year ended June 30, 2013. However, future cash flows are subject to a number of variables, including the level of natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

Financing Activities

Cash provided by financing activities was $118 million for the six months ended December 31, 2012 as compared to cash used in financing activities of $81 million for the six months ended December 31, 2011. During the six months ended December 31, 2012 proceeds from borrowings net of repayment of debt was $128 million. During the six months ended December 31, 2011, total repayment of debt net of proceeds from borrowings was $82 million.

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

Notwithstanding periodic weakness in the U. S. credit markets, we expect that our available liquidity is sufficient to meet our operating and capital requirements through December 31, 2013. Additionally, our credit facility is comprised of a syndicate of large domestic and international banks, with no single lender providing more than 10% of the overall commitment amount.

Contractual Obligations

Information about contractual obligations at December 31, 2012 did not change materially, other than as disclosed in Notes 6 and 16 of Notes to Unaudited Consolidated Financial Statements in this Quarterly Report and from the disclosures in Item 7 of our 2012 Annual Report.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our Consolidated Financial Statements included in our 2012 Annual Report.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of Notes to Unaudited Consolidated Financial Statements in this Quarterly Report.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

General

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2012 Annual Report.

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at December 31, 2012, and from which we may incur future gains or losses from changes in market interest rates or commodity prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

At December 31, 2012, our natural gas contracts outstanding had an asset position of $7.3 million. A 10% increase in natural gas prices would reduce the fair value by approximately $1 million, while a 10% decrease in natural gas prices would increase the fair value by approximately $1.3 million. Also, at December 31, 2012, our crude oil contracts outstanding had an asset position of $24.9 million. A 10% increase in crude oil prices would reduce the fair value by approximately $67.0 million, while a 10% decrease in crude oil prices would increase the fair value by approximately $57.4 million. These fair value changes assume volatility based on prevailing market parameters at December 31, 2012. See Note 9 of Notes to Unaudited Consolidated Financial Statements in this Quarterly Report.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarterly period ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Mine Safety Disclosures.

Not applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following
3.1	Altered Memorandum of Association of Energy XXI (Bermuda) Limited	3.1 to the Company’s Form 8-K filed on November 9, 2011
3.2	Bye-Laws of Energy XXI (Bermuda) Limited	3.2 to the Company’s Form 8-K filed on November 9, 2011
10.1	Energy XXI Services, LLC Restoration Plan dated as of January 1, 2013	Furnished herewith
10.2	Third Amendment to Second Amended and Restated First Lien Credit Agreement dated as of October 19, 2012	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2012 (File No. 001-33628)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Schema Document	Furnished herewith
101.CAL	XBRL Calculation Linkbase Document	Furnished herewith
101.DEF	XBRL Definition Linkbase Document	Furnished herewith
101.LAB	XBRL Label Linkbase Document	Furnished herewith
101.PRE	XBRL Presentation Linkbase Document	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Energy XXI (Bermuda) Limited has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY XXI (BERMUDA) LIMITED

By:	/S/ DAVID WEST GRIFFIN David West Griffin Duly Authorized Officer and Chief Financial Officer
By:	/S/ HUGH A. MENOWN Hugh A. Menown Duly Authorized Officer and Senior Vice President, Chief Accounting Officer and Chief Information Officer

Date: January 31, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following
3.1	Altered Memorandum of Association of Energy XXI (Bermuda) Limited	3.1 to the Company’s Form 8-K filed on November 9, 2011
3.2	Bye-Laws of Energy XXI (Bermuda) Limited	3.2 to the Company’s Form 8-K filed on November 9, 2011
10.1	Energy XXI Services, LLC Restoration Plan dated as of January 1, 2013	Furnished herewith
10.2	Third Amendment to Second Amended and Restated First Lien Credit Agreement dated as of October 19, 2012	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2012 (File No. 001-33628)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Schema Document	Furnished herewith
101.CAL	XBRL Calculation Linkbase Document	Furnished herewith
101.DEF	XBRL Definition Linkbase Document	Furnished herewith
101.LAB	XBRL Label Linkbase Document	Furnished herewith
101.PRE	XBRL Presentation Linkbase Document	Furnished herewith