Form 10-Q
period 2013-03-31
ENERGY XXI (BERMUDA) LTD
filed 2013-05-06
CIK 1343719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of April 26, 2013, there were 79,374,772 shares outstanding of the registrant’s common stock, par value $0.005 per share.

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

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

ENERGY XXI (BERMUDA) LIMITED

CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)

	March 31, 2013	June 30, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$30,229	$117,087
Accounts receivable
Oil and natural gas sales	138,522	126,107
Joint interest billings	9,260	3,840
Insurance and other	4,773	5,420
Prepaid expenses and other current assets	22,794	63,029
Derivative financial instruments	23,900	32,497
Total Current Assets	229,478	347,980
Property and Equipment
Oil and natural gas properties – full cost method of accounting, including $539.4 million and $418.8 million of unevaluated properties not being amortized at March 31, 2013 and June 30, 2012, respectively	3,148,239	2,698,213
Other property and equipment	16,114	9,533
Total Property and Equipment, net of accumulated depreciation, depletion, amortization and impairment	3,164,353	2,707,746
Other Assets
Derivative financial instruments	17,134	45,496
Debt issuance costs, net of accumulated amortization	29,599	27,608
Equity method investments	13,408	2,117
Total Other Assets	60,141	75,221
Total Assets	$3,453,972	$3,130,947
LIABILITIES
Current Liabilities
Accounts payable	$172,017	$156,959
Accrued liabilities	121,564	118,818
Notes payable	1,080	22,211
Asset retirement obligations	30,130	34,457
Derivative financial instruments	112	—
Current maturities of long-term debt	23,428	4,284
Total Current Liabilities	348,331	336,729
Long-term debt, less current maturities	1,227,144	1,014,060
Deferred income taxes	139,268	104,280
Asset retirement obligations	283,317	266,958
Derivative financial instruments	561	—
Other liabilities	9,220	3,080
Total Liabilities	2,007,841	1,725,107
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Preferred stock, $0.001 par value, 7,500,000 shares authorized at March 31, 2013 and June 30, 2012, respectively
7.25% Convertible perpetual preferred stock, 8,000 shares issued and outstanding at March 31, 2013 and June 30, 2012, respectively	—	—
5.625% Convertible perpetual preferred stock, 813,188 and 814,117 shares issued and outstanding at March 31, 2013 and June 30, 2012, respectively	1	1
Common stock, $0.005 par value, 200,000,000 shares authorized and 79,373,500 and 79,147,340 shares issued and 79,372,837 and 78,837,697 shares outstanding at March 31, 2013 and June 30, 2012, respectively	397	396
Additional paid-in capital	1,510,811	1,501,785
Accumulated deficit	(79,199)	(153,945)
Accumulated other comprehensive income, net of income tax expense	14,121	57,603
Total Stockholders’ Equity	1,446,131	1,405,840
Total Liabilities and Stockholders’ Equity	$3,453,972	$3,130,947

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Revenues
Oil sales	$274,364	$312,714	$807,518	$868,978
Natural gas sales	29,410	23,282	87,002	92,479
Total Revenues	303,774	335,996	894,520	961,457
Costs and Expenses
Lease operating	86,305	78,447	254,708	223,614
Production taxes	1,352	1,499	3,765	4,847
Gathering and transportation	4,411	2,465	18,500	12,013
Depreciation, depletion and amortization	88,727	88,448	279,378	260,819
Accretion of asset retirement obligations	7,649	9,762	23,057	29,253
General and administrative expense	16,092	25,075	59,299	66,543
(Gain) loss on derivative financial instruments	(632)	3,495	5,755	(2,506)
Total Costs and Expenses	203,904	209,191	644,462	594,583
Operating Income	99,870	126,805	250,058	366,874
Other Income (Expense)
Loss from equity method investees	(2,587)	—	(4,698)	—
Other income – net	523	97	1,425	121
Interest expense	(27,682)	(26,887)	(81,339)	(82,438)
Total Other Expense	(29,746)	(26,790)	(84,612)	(82,317)
Income Before Income Taxes	70,124	100,015	165,446	284,557
Income Tax Expense	29,688	8,763	65,418	29,885
Net Income	40,436	91,252	100,028	254,672
Induced Conversion of Preferred Stock	—	6,058	—	6,058
Preferred Stock Dividends	2,873	2,739	8,623	10,151
Net Income Available for Common Stockholders	$37,563	$82,455	$91,405	$238,463
Earnings Per Share
Basic	$0.47	$1.06	$1.15	$3.10
Diluted	$0.46	$1.04	$1.14	$2.92
Weighted Average Number of Common Shares Outstanding
Basic	79,365	77,454	79,280	76,803
Diluted	87,516	87,353	87,471	87,185

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net Income	$40,436	$91,252	$100,028	$254,672
Other Comprehensive Income (Loss)
Crude Oil and Natural Gas Cash Flow Hedges
Unrealized change in fair value net of ineffective portion	(2,010)	(59,089)	(38,393)	106,915
Effective portion reclassified to earnings during the period	(7,165)	(2,075)	(28,502)	(25,627)
Total Other Comprehensive Income (Loss)	(9,175)	(61,164)	(66,895)	81,288
Income Tax (Expense) Benefit	3,211	21,407	23,413	(28,451)
Net Other Comprehensive Income (Loss)	(5,964)	(39,757)	(43,482)	52,837
Comprehensive Income	$34,472	$51,495	$56,546	$307,509

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Cash Flows From Operating Activities
Net income	$40,436	$91,252	$100,028	$254,672
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	88,727	88,448	279,378	260,819
Deferred income tax expense	25,625	8,764	58,439	30,036
Change in derivative financial instruments
Proceeds from derivative instruments	574	993	735	66,522
Other – net	(5,318)	(10,866)	(19,336)	(36,557)
Accretion of asset retirement obligations	7,649	9,762	23,057	29,253
Loss from equity method investees	2,587	—	4,698	—
Amortization and write-off of debt issuance costs	1,910	1,886	5,708	5,591
Stock-based compensation	483	478	2,139	10,592
Changes in operating assets and liabilities
Accounts receivable	(1,858)	(9,565)	(9,254)	(27,146)
Prepaid expenses and other current assets	19,541	9,945	40,263	4,879
Settlement of asset retirement obligations	(4,761)	(4,569)	(29,570)	(6,563)
Accounts payable and accrued liabilities	34,314	11,670	(4,740)	(25,916)
Net Cash Provided by Operating Activities	209,909	198,198	451,545	566,182
Cash Flows from Investing Activities
Acquisitions	(112,566)	(35)	(153,722)	(6,212)
Capital expenditures	(184,504)	(155,744)	(563,554)	(394,188)
Insurance payments received	—	—	—	6,472
Net contributions to equity investees	(503)	—	(16,027)	—
Proceeds from the sale of properties	—	203	—	2,970
Other	(409)	1,252	(54)	444
Net Cash Used in Investing Activities	(297,982)	(154,324)	(733,357)	(390,514)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	499	191	5,259	9,647
Conversion of preferred stock to common	—	(6,029)	—	(6,029)
Dividends to shareholders – common	(5,556)	—	(16,659)	—
Dividends to shareholders – preferred	(2,873)	(2,877)	(8,623)	(10,289)
Proceeds from long-term debt	532,990	185,437	1,142,439	707,761
Payments on long-term debt	(447,653)	(214,468)	(928,914)	(818,787)
Other	—	—	1,452	(854)
Net Cash Provided by (Used in) Financing Activities	77,407	(37,746)	194,954	(118,551)
Net Increase (Decrease) in Cash and Cash Equivalents	(10,666)	6,128	(86,858)	57,117
Cash and Cash Equivalents, beginning of period	40,895	79,396	117,087	28,407
Cash and Cash Equivalents, end of period	$30,229	$85,524	$30,229	$85,524

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Interim Financial Statements.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 (the “2012 Annual Report”).

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

In December 2011, the FASB issued Accounting Standards Update No. 2011-12: Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. As part of this update, the FASB did not defer the requirement to report

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 — Recent Accounting Pronouncements  – (continued)

comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. ASU 2011-12 is effective for annual periods beginning after December 15, 2011.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11 Balance Sheet: Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires that an entity disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for annual periods beginning on or after January 1, 2013. We are currently evaluating the provisions of ASU 2011-11 and assessing the impact, if any, it may have on our consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 updates ASU 2011-12 and requires companies to report information of significant changes in accumulated balances of each component of other comprehensive income (“AOCI”) included in equity in one place. Total changes in AOCI by component can either be presented on the face of the financial statements or in the notes. ASU 2013-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2012, with early adoption permitted. We do not expect the adoption ASU 2013-02 to have any effect on our consolidated financial position, results of operations or cash flows, other than presentation.

Note 3 — Acquisitions

ExxonMobil oil and gas properties interests acquisition

On October 17, 2012, we closed on the acquisition of certain shallow-water Gulf of Mexico interests (“GOM Interests”) from Exxon Mobil Corporation (“Exxon”) for a total cash consideration of approximately $33.5 million. The GOM Interests cover 5,000 gross acres on Vermilion Block 164 (“VM 164”). We are the operator of these properties. In addition to acquiring the GOM Interests, we entered into a joint venture agreement with Exxon to explore for oil and gas on nine contiguous blocks adjacent to VM 164 in shallow waters on the Gulf of Mexico shelf. We operate the joint venture and commenced drilling on the initial prospect during the quarter ended December 31, 2012. Our total capital commitment for the joint venture in calendar year 2013 is estimated at $75 million, assuming successful completion of two earning wells.

Revenues and expenses related to the GOM Interests from the closing date of October 17, 2012 are included in our consolidated statements of income. The acquisition of the GOM interests was accounted for under the purchase method of accounting. Transaction, transition and integration costs associated with this acquisition were expensed as incurred. The following table presents the preliminary purchase price allocation to the assets acquired and liabilities assumed, based on their fair values on October 17, 2012 (in thousands):

Oil and natural gas properties – evaluated	$11,088
Oil and natural gas properties – unevaluated	27,721
Asset retirement obligations	(5,353)
Cash paid	$33,456

Dynamic Offshore oil and gas properties interests acquisition

On November 7, 2012, we acquired 100% of the interests (“Dynamic Interests”) held by Dynamic Offshore Resources, LLC (“Dynamic”) on VM 164 for approximately $7.2 million.

Revenues and expenses related to the Dynamic Interests from the closing date of November 7, 2012 are included in our consolidated statements of income. The acquisition of the Dynamic Interests was accounted for under the purchase method of accounting. Transaction, transition and integration costs associated with this

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3 — Acquisitions  – (continued)

acquisition were expensed as incurred. The following table presents the preliminary purchase price allocation to the assets acquired and liabilities assumed, based on their fair values on November 7, 2012 (in thousands):

Oil and natural gas properties – evaluated	$1,716
Oil and natural gas properties – unevaluated	6,571
Asset retirement obligations	(1,090)
Cash paid	$7,197

McMoRan oil and gas properties interests acquisition

On January 17, 2013, we closed on the acquisition of certain onshore Louisiana interests in the Bayou Carlin field (“Bayou Carlin Interests”) from McMoRan Oil and Gas, LLC (“McMoRan”) for a total cash consideration of $80 million. This acquisition is effective January 1, 2013. We are the operator of these properties.

Revenues and expenses related to the Bayou Carlin Interests from the closing date of January 17, 2013 are included in our consolidated statements of income. The acquisition of the Bayou Carlin Interests was accounted for under purchase method of accounting. Transaction, transition and integration costs associated with this acquisition were expensed as incurred. The following table presents the preliminary purchase price allocation to the assets acquired and liabilities assumed, based on their fair values on January 17, 2013 (in thousands):

Oil and natural gas properties – evaluated	$63,186
Oil and natural gas properties – unevaluated	17,184
Net working capital	12
Asset retirement obligations	(382)
Cash paid	$80,000

Roda oil and gas properties interests acquisition

On March 14, 2013, we acquired 100% of the interests (“Roda Interests”) held by Roda Drilling LP (“Roda”) in the Bayou Carlin field for $34 million. This acquisition is effective January 1, 2013.

Revenues and expenses related to the Roda Interests from the closing date of March 14, 2013 are included in our consolidated statements of income. The acquisition of the Roda Interests was accounted for under the purchase method of accounting. Transaction, transition and integration costs associated with this acquisition were expensed as incurred. The following table presents the preliminary purchase price allocation to the assets acquired and liabilities assumed, based on their fair values on March 14, 2013 (in thousands):

Oil and natural gas properties – evaluated	$33,615
Net working capital	500
Asset retirement obligations	(115)
Cash paid	$34,000

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

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3 — Acquisitions  – (continued)

Apache Joint Venture

On February 1, 2013, we entered into an Exploration Agreement (“Agreement”) with Apache Corporation (“Apache”) to jointly participate in exploration of oil and gas pay sands associated with salt dome structures on the central Gulf of Mexico Shelf. We have a 25% participation interest in the Agreement, which expires on February 1, 2018.

The area of mutual interest (“AMI”) under this agreement includes several salt domes within a 135 block area. Our share of cost to acquire seismic data over a two-year seismic shoot phase is currently estimated to be approximately $37.5 million. We have presently consented to participate in drilling one well and have an option to participate in two other wells under the current drilling program.

As of March 31, 2013, we paid consideration of approximately $2.5 million, being our participation interest, to Apache for non-producing primary-term leases.

Note 4 — Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31, 2013	June 30, 2012
Oil and gas properties
Proved properties	$4,982,071	$4,375,984
Less: Accumulated depreciation, depletion, amortization and impairment	2,373,186	2,096,531
Proved properties	2,608,885	2,279,453
Unproved properties	539,354	418,760
Oil and gas properties	3,148,239	2,698,213
Other property and equipment	31,273	22,132
Less: Accumulated depreciation	15,159	12,599
Other property and equipment	16,114	9,533
Total property and equipment – net of accumulated depreciation, depletion, amortization and impairment	$3,164,353	$2,707,746

Note 5 — Equity Method Investments

  20% interest in Energy XXI M21K, LLC (“EXXI M21K”)

We own a 20% interest in EXXI M21K. EXXI M21K engages in the acquisition, exploration, development and operation of oil and natural gas properties offshore in the Gulf of Mexico, through its wholly owned subsidiary, M21K, LLC (“M21K”).

On June 4, 2012, M21K entered into a Purchase and Sale Agreement (“PSA Agreement”) with EP Energy E&P Company, L.P. (“EP Energy”) to acquire interests in certain oil and gas fields owned by EP Energy. The total purchase price, subject to adjustments in accordance with the terms of the PSA Agreement was $103 million. The effective date of the acquisition is January 1, 2012.

On July 19, 2012, M21K closed on the acquisition and we paid our share of the remaining purchase price of $16 million to EP Energy, prior to final adjustments. EXXI M21K is a guarantor of a $100 million first lien credit facility agreement entered into by M21K (“M21K First Lien Credit Agreement”). Simultaneous with the closing of the acquisition of assets from EP Energy, M21K entered into the First Amendment to the M21K First Lien Credit Agreement, which made technical changes to defined terms and hedging requirements, as well as establishing the borrowing base under the facility at $25 million.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5 — Equity Method Investments  – (continued)

On December 12, 2012, in conjunction with the name change from Natural Gas Partners Assets, LLC to M21K, LLC, M21K entered into the Second Amendment to the M21K First Lien Credit Agreement to reflect the name change and make technical changes to borrowing procedures.

On April 9, 2013, M21K entered into the Third Amendment to the M21K First Lien Credit Agreement that made technical modification of a defined term and reduced the borrowing base to $24 million with further reduction to $20 million within ninety days from the amendment date.

We have provided a guarantee related to the payment of asset retirement obligations and other liabilities by M21K. See Note 14 — Related Party Transactions of Notes to Consolidated Financial Statements in this Quarterly Report.

As of March 31, 2013, our investment in EXXI M21K was approximately $12.7 million, and we had incurred $1.7 million and $2.0 million in equity losses for the three months and nine months ended March 31, 2013, respectively.

  49% interest in Ping Energy XXI Limited (“Ping Energy”)

Our wholly-owned subsidiary Energy XXI International Limited (“EXXI International”) owns a 49% interest in Ping Energy, which is active in the pursuit to identify and acquire exploratory, developmental and producing oil and gas properties in South East Asia.

As of March 31, 2013, our investment in Ping Energy was approximately $0.7 million and we had incurred $0.9 million and $2.7 million in equity losses for the three months and nine months ended March 31, 2013, respectively.

Note 6 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2013	June 30, 2012
Revolving credit facility	$212,831	$—
9.25% Senior Notes due 2017	750,000	750,000
7.75% Senior Notes due 2019	250,000	250,000
4.14% Promissory Note due 2017	5,289	—
Derivative instruments premium financing	31,387	17,387
Capital lease obligation	1,065	957
Total debt	1,250,572	1,018,344
Less current maturities	23,428	4,284
Total long-term debt	$1,227,144	$1,014,060

Maturities of long-term debt as of March 31, 2013 are as follows (in thousands):

Twelve Months Ended March 31,
2014	$23,428
2015	222,331
2016	813
2017	465
2018	753,535
Thereafter	250,000
Total	$1,250,572

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6 — Long-Term Debt  – (continued)

Revolving Credit Facility

The second amended and restated first lien credit agreement (“First Lien Credit Agreement”) was entered into by our indirect, wholly-owned subsidiary, Energy XXI Gulf Coast, Inc. (“EGC”), in May 2011. This facility, amended most recently on May 1, 2013, has lender commitments of $1,700 million and matures on April 9, 2018. Borrowings are limited to a borrowing base based on oil and gas reserve values which are redetermined on a periodic basis. Currently, the facility bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate (“LIBOR”), plus applicable margins ranging from 1.75% to 2.75% or an alternate base rate, based on the federal funds effective rate plus applicable margins ranging from 0.75% to 1.75%. The revolving credit facility is secured by mortgages on at least 85% of the value of our proved reserves. Under the First Lien Credit Agreement, EGC is allowed to pay us a limited amount of distributions, subject to certain terms and conditions.

On October 4, 2011, EGC entered into the First Amendment (the “First Amendment”) to the First Lien Credit Agreement, which provided EGC the ability to make distributions to us for various purposes, subject to varying limitations depending on the purpose of the distribution. The ability of EGC to make dividends was subject to EGC meeting minimum liquidity and maximum revolver utilization thresholds, and were further limited to an aggregate cumulative amount equal to $70 million plus 50% of our cumulative Consolidated Net Income (as defined in the First Amendment) for the period from October 1, 2010 through the most recently ended quarter. The ability of EGC to make dividend payments to us was modified in subsequent amendments.

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

On April 9, 2013, EGC entered into the Fourth Amendment (the “Fourth Amendment”) to the First Lien Credit Agreement. The Fourth Amendment includes the following: (a) extension of the maturity date to April 9, 2018 (b) increase of commitments under the First Lien Credit Agreement from $925 million to $1,700 million, (c) increase in the borrowing base to $850 million, (d) reduction of the ranges of applicable margins on all borrowing by 0.25% to 0.50%, (e) approval of an increase in the cash distribution basket under which EGC can make dividend payments on its preferred and common stock, from $17 million to $50 million per calendar year, (f) increase in the general basket of permitted unsecured indebtedness from $250 million to $750 million, subject to a reduction in the borrowing base of 25 percent of any unsecured indebtedness issued in excess of $250 million, and (g) approval of additional ability of an affiliated entity to reinsure the assets and operations of EGC and its subsidiaries.

On May 1, 2013, EGC entered into the Fifth Amendment (the “Fifth Amendment”) to the First Lien Credit Agreement. The Fifth Amendment provides changes and other modifications to the First Lien Credit Agreement to increase the ability of EGC to make dividends and other distributions to us. Under the Amendment, EGC now can make such dividends and other distributions in an amount of up to $350 million per calendar year to the extent that, following each distribution, EGC and its subsidiaries have liquidity, in the

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6 — Long-Term Debt  – (continued)

form of cash and available borrowing capacity under the First Lien Credit Agreement, of the greater of $150 million or 15% of the borrowing base under the First Lien Credit Agreement. Further, the amendment limits the total aggregate distributions made by EGC to a maximum of $70 million plus 50% of the cumulative consolidated net income of EGC between October 1, 2010 and the most recently ended fiscal quarter, and requires that the making of any such dividend or other distributions must otherwise comply with all contractual restrictions and obligations applicable to EGC.

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

As of March 31, 2013, we were in compliance with all covenants under our First Lien Credit Agreement.

High Yield Facilities

9.25% Senior Notes

On December 17, 2010, EGC issued $750 million aggregate principal amount of 9.25%, unsecured senior notes due December 15, 2017 at par (the “9.25% Senior Notes”). On July 8, 2011, we exchanged $749 million aggregate principal amount of the 9.25% Notes for $749 million aggregate principal amount of newly issued notes registered under the Securities Act of 1933, as amended (the “Securities Act”) which bear identical terms and conditions as the 9.25% Senior Notes. The trading restrictions on the remaining $1 million principal amount of the 9.25% Senior Notes were lifted on December 17, 2011.

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

We believe that the fair value of the $750 million of 9.25% Senior Notes outstanding as of March 31, 2013 was $848.9 million based on quoted prices. There is no active market for the 9.25% Senior Notes; therefore, the fair value is classified within Level 2.

The 9.25% Senior Notes are fully and unconditionally guaranteed by us and each of EGC’s existing and future material domestic subsidiaries.

7.75% Senior Notes

On February 25, 2011, EGC issued $250 million aggregate principal amount of 7.75%, unsecured senior notes due June 15, 2019 at par (the “7.75% Senior Notes”). On July 7, 2011, we exchanged the full $250 million aggregate principal amount of the 7.75% Senior Notes for $250 million aggregate principal amount of newly issued notes registered under the Securities Act which bear identical terms and conditions as the 7.75% Senior Notes.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6 — Long-Term Debt  – (continued)

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

We believe that the fair value of the $250 million of 7.75% Senior Notes outstanding as of March 31, 2013 was $271.3 million based on quoted prices. There is no active market for the 7.75% Senior Notes; therefore, the fair value is classified within Level 2.

The 7.75% Senior Notes are fully and unconditionally guaranteed by us and each of EGC’s existing and future material domestic subsidiaries.

Promissory Note

In September 2012, we entered into a promissory note of $5.5 million to acquire other property and equipment. Under this note we are required to make a monthly payment of approximately $52,000 and one lump-sum payment of $3.3 million at maturity, in October 2017. This note carries an interest of 4.14% per annum.

Derivative Instruments Premium Financing

We finance premiums on derivative instruments that we purchase with our hedge counterparties. Substantially all of our hedges are done with lenders under our revolving credit facility. Derivative instruments premium financing is accounted for as debt and this indebtedness is pari passu with borrowings under the revolving credit facility. The derivative instruments premium financing is structured to mature when the derivative instrument settles so that we realize the value net of derivative instrument premium financing. As of March 31, 2013 and June 30, 2012, our outstanding derivative instruments premium financing discounted at our approximate borrowing cost of 2.5% per annum totaled $31.4 million and $17.4 million, respectively.

Interest Expense

For the three months and nine months ended March 31, 2013 and 2012, interest expense consisted of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Revolving credit facility	$3,330	$2,201	$8,185	$7,291
9.25% Senior Notes due 2017	17,343	17,344	52,031	52,031
7.75% Senior Notes due 2019	4,843	4,843	14,531	14,531
Amortization of debt issue cost – Revolving credit facility	1,261	1,238	3,762	3,645
Amortization of debt issue cost – 9.25% Senior Notes due 2017	552	552	1,655	1,655
Amortization of debt issue cost – 7.75% Senior Notes due 2019	97	97	291	291
Derivative instruments financing and other	256	612	884	2,994
	$27,682	$26,887	$81,339	$82,438

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7 — Notes Payable

In May 2012, we entered into a note with AFCO Credit Corporation to finance a portion of our insurance premiums. The note was for a total face amount of $26.0 million and bore interest at an annual rate of 1.556%. The note matured and was repaid on December 26, 2012.

In July 2012, we entered into a note to finance a portion of our insurance premiums. The note is for a total face amount of $3.6 million and bears interest at an annual rate of 1.667%. The note amortizes over the remaining term of the insurance, which matures May 1, 2013. The balance outstanding as of March 31, 2013 was $0.7 million.

In November 2012, we entered into a note with AFCO Credit Corporation to finance a portion of our director and officer insurance premiums. The note was for a total face amount of $0.6 million and bears interest at an annual rate of 1.774%. The note amortizes over the remaining term of the insurance, which matures October 23, 2013. The balance outstanding as of March 31, 2013 was $0.3 million.

Note 8 — Asset Retirement Obligations

The following table describes the changes to our asset retirement obligations (in thousands):

Balance at June 30, 2012	$301,415
Liabilities acquired	6,940
Liabilities incurred	11,605
Liabilities settled	(29,570)
Accretion expense	23,057
Total balance at March 31, 2013	313,447
Less current portion	30,130
Long-term balance at March 31, 2013	$283,317

Note 9 — Derivative Financial Instruments

We enter into hedging transactions with a diversified group of investment-grade rated counterparties, primarily financial institutions, for our derivative transactions to reduce the concentration of exposure to any individual counterparty and to reduce exposure to fluctuations in the price of crude oil and natural gas. We use financially settled crude oil and natural gas puts, swaps, zero-cost collars and three-way collars. We designate a majority of our derivative financial instruments as cash flow hedges. No components of the cash flow hedging instruments are excluded from the assessment of hedge ineffectiveness. Any gains or losses resulting from the change in fair value from hedging transactions that are determined to be ineffective are recorded as a loss (gain) on derivative financial instruments, whereas gains and losses from the settlement of cash flow hedging contracts are recorded in crude oil and natural gas revenue in the same period during which the hedged transactions are settled.

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

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9 — Derivative Financial Instruments  – (continued)

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

We have monetized certain hedge positions at various times since the quarter ended March 31, 2009 through the quarter ended March 31, 2013, and received $181.1 million. These monetized amounts were recorded in stockholders’ equity as part of other comprehensive income (“OCI”) and are recognized in income over the contract life of the underlying hedge contracts. As of March 31, 2013, we had $13.5 million of monetized amounts remaining in OCI of which $4.5 million will be recognized during each of the quarters ending June 30, 2013, September 30, 2013 and December 31, 2013, respectively.

During the quarter ended March 31, 2013, we repositioned certain hedge positions by selling puts on certain existing calendar year 2013 hedge collar contracts and purchasing new put spread contracts. The $2.2 million received from the sale of puts were recorded as deferred hedge revenue and will be recognized in income over the life of the underlying hedge contracts through December 31, 2013. As of March 31, 2013, we had $2.0 million in deferred hedge revenue of which $0.6 million, $0.7 million, and $0.7 million will be recognized during the quarters ending June 30, 2013, September 30, 2013 and December 31, 2013, respectively.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9 — Derivative Financial Instruments  – (continued)

As of March 31, 2013, we had the following net open crude oil derivative positions:

					Weighted Average Contract Price
					Swaps	Collars/Put Spread
Period	Type of Contract	Index	Volumes (MBbls)		Fixed Price	Sub Floor	Floor	Ceiling
April 2013 – December 2013	Three-Way Collars	Oil-Brent-IPE	2,570	(1)		$85.72	$105.72	$126.72
April 2013 – December 2013	Put Spreads	Oil-Brent-IPE	1,830			87.00	106.25
April 2013 – December 2013	Three-Way Collars	NYMEX-WTI	1,375			70.00	90.00	136.32
April 2013 – December 2013	Collars	NYMEX-WTI	963				73.57	105.63
April 2013 – December 2013	Swaps	NYMEX-WTI	138		$86.60
April 2013 – December 2013	Swaps	NYMEX-WTI	(138)		88.20
January 2014 – December 2014	Three-Way Collars	Oil-Brent-IPE	2,373			68.08	88.08	130.88
January 2014 – December 2014	Collars	Oil-Brent-IPE	730				90.00	108.38
January 2014 – December 2014	Three-Way Collars	NYMEX-WTI	3,650			70.00	90.00	137.14
January 2015 – December 2015	Three-Way Collars	Oil-Brent-IPE	1,825			72.00	92.00	111.56

(1)	The Oil-Brent-IPE three-way collars for the period from April 2013 through December 2013 include the repositioned derivative contracts referred to above. The newly purchased put spreads have been designated as hedges whereas the call option remaining from the collar after the put was sold no longer qualifies for hedge accounting. However, the combination of the put spread and call contracts effectively result into a three-way collar.

As of March 31, 2013, we had the following open natural gas derivative positions:

				Weighted Average Contract Price
				Collars/Call Spread
Period	Type of Contract	Index	Volumes (MMBtu)	Sub Floor	Floor	Ceiling
April 2013 – December 2013	Three-Way Collars	NYMEX-HH	8,250	$4.07	$4.93	$5.87
January 2014 – December 2014	Call Spread	NYMEX-HH	913	4.20	5.00

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9 — Derivative Financial Instruments  – (continued)

The fair values of derivative instruments in our consolidated balance sheets were as follows (in thousands):

	Asset Derivative Instruments				Liability Derivative Instruments
	March 31, 2013		June 30, 2012		March 31, 2013		June 30, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity Derivative Instruments designated as hedging instruments:
Derivative financial instruments	Current	$37,233	Current	$66,716	Current	$13,622	Current	$34,462
	Non-Current	43,294	Non-Current	103,462	Non-Current	26,896	Non-Current	58,229
Commodity Derivative Instruments not designated as hedging instruments:
Derivative financial instruments	Current	4,621	Current	326	Current	4,444	Current	83
	Non-Current	319	Non-Current	451	Non-Current	144	Non-Current	188
Total		$85,467		$170,955		$45,106		$92,962

The effect of derivative instruments on our consolidated statements of income was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Location of (Gain) Loss in Income Statement
Cash Settlements, net of amortization of purchased put premiums:
Oil sales	$(1,084)	$3,009	$(10,455)	$2,576
Natural gas sales	(2,340)	(4,128)	(12,879)	(23,528)
Total cash settlements	(3,424)	(1,119)	(23,334)	(20,952)
Commodity Derivative Instruments designated as hedging instruments:
(Gain) loss on derivative financial instruments Ineffective portion of commodity derivative instruments	(816)	3,388	3,800	1,713
Commodity Derivative Instruments not designated as hedging instruments:
(Gain) loss on derivative financial instruments
Realized mark to market (gain) loss	(41)	23	1,832	(5,001)
Unrealized mark to market (gain) loss	225	84	123	782
Total (gain) loss on derivative financial instruments	(632)	3,495	5,755	(2,506)
Total gain	$(4,056)	$2,376	$(17,579)	$(23,458)

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9 — Derivative Financial Instruments  – (continued)

The cash flow hedging relationship of our derivative instruments was as follows (in thousands):

Location of (Gain)/Loss	Amount of (Gain) Loss on Derivative Instruments Recognized in Other Comprehensive (Income) Loss, net of tax (Effective Portion)	Amount of (Gain) Loss on Derivative Instruments Reclassified from Other Comprehensive (Income) Loss, net of tax (Effective Portion)	Amount of (Gain) Loss on Derivative Instruments Reclassified from Other Comprehensive (Income) Loss (Ineffective Portion)
Three Months Ended March 31, 2013
Commodity Derivative Instruments	$5,964
Revenues		$(4,657)
(Gain) loss on derivative financial instruments			$(816)
Total	$5,964	$(4,657)	$(816)
Three Months Ended March 31, 2012
Commodity Derivative Instruments	$39,757
Revenues		$(1,349)
(Gain) loss on derivative financial instruments			$3,388
Total	$39,757	$(1,349)	$3,388
Nine Months Ended March 31, 2013
Commodity Derivative Instruments	$43,482
Revenues		$(18,526)
(Gain) loss on derivative financial instruments			$3,800
Total	$43,482	$(18,526)	$3,800
Nine Months Ended March 31, 2012
Commodity Derivative Instruments	$(52,837)
Revenues		$(16,658)
(Gain) loss on derivative financial instruments			$1,713
Total	$(52,837)	$(16,658)	$1,713

The amount expected to be reclassified from other comprehensive income to income in the next 12 months is a gain of $15.9 million ($10.3 million net of tax) on our commodity hedges. The estimated and actual amounts are likely to vary significantly due to changes in market conditions.

We monitor the creditworthiness of our counterparties. However, we are not able to predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Possible actions would be to transfer our position from counterparty or request a voluntary termination of the derivative contracts resulting in a cash settlement. Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative instruments under lower commodity prices, and could incur a loss. At March 31, 2013, we had no deposits for collateral with our counterparties.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10 — Income Taxes

We are a Bermuda company and are generally not subject to income tax in Bermuda. We operate through our various subsidiaries in the United States; accordingly, income taxes have been provided based upon U.S. tax laws and rates as they apply to our current ownership structure. We estimate our annual effective tax rate for the current fiscal year and apply it to interim periods. Currently, our estimated annual effective tax rate is approximately 39.5%. The variance from the U.S. statutory rate of 35% is primarily due to the presence of common permanent difference items (such as non-deductible compensation, meals and entertainment expenses) and non-U.S. activity in our Bermuda parent that is ineligible for U.S. tax benefit. Our Bermuda companies continue to report a tax provision reflecting accrued 30% U.S. withholding tax required on any interest (and interest equivalent) payments made from the U.S. companies to the Bermuda companies. We have accrued an additional withholding obligation of $10.4 million for the nine months ended March 31, 2013.

In this quarter, we adjusted our valuation allowance to reflect the annual reconciliation of our U.S. income tax return just filed to our previous estimates. We have a remaining valuation allowance of $30.0 million (related to certain State of Louisiana tax attributes and other property matters). In this quarter, we made a cash withholding tax payment of $3.9 million on outbound accrued intercompany interest paid to Bermuda. This withholding tax was previously accrued and did not result in additional income tax expense being recognized. Similar cash withholding tax payments would be made in the future when additional intercompany interest is paid. While we have not made a cash income tax payment in this quarter, in light of expected income in this fiscal year and subsequent years, estimated tax payments for Alternative Minimum Tax (AMT) in subsequent quarters may be required (possibly as early as the fourth quarter of fiscal year 2013). At this time, we do not believe the federal estimated income tax payments for this fiscal year will exceed $5 million. We expect this AMT to be fully creditable against future regular tax obligations; thus, these AMT payments have no impact on our estimated annual effective tax rate.

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

We paid quarterly cash dividends of $0.07 per share to holders of the Company’s common stock for the quarters ended June 30, 2012, September 30, 2012 and December 31, 2012 on September 14, 2012, December 14, 2012 and March 15, 2013 respectively.

On May 1, 2013, our board of directors approved payment of a quarterly cash dividend of $0.12 per share to the holders of the Company’s common stock. The quarterly dividend will be paid on June 14, 2013 to shareholders of record on May 31, 2013.

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
(UNAUDITED)

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

Conversion of Preferred Stock

During the nine months ended March 31, 2013, we canceled and converted a total of 929 shares of our 5.625% Preferred Stock into a total of 9,183 shares of common stock using a conversion rate ranging from 9.8578 to 9.899 common shares per preferred share.

Note 12 — Supplemental Cash Flow Information

The following table represents our supplemental cash flow information (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Cash paid for interest	$3,402	$4,698	$50,591	$56,721
Cash paid for income taxes	4,056	—	7,017	—

The following table represents our non-cash investing and financing activities (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Financing of insurance premiums	$(1,266)	$(8,558)	$(21,131)	$(19,215)
Derivative instruments premium financing	12,780	15,557	14,001	12,869
Preferred stock dividends	(53)	(138)	(593)	(138)
Additions to property and equipment by recognizing asset retirement obligations	1,816	700	11,605	2,037

Note 13 — Employee Benefit Plans

The Energy XXI Services, LLC 2006 Long-Term Incentive Plan (“Incentive Plan”).  We maintain an incentive and retention program for our employees. Participation shares (“Restricted Stock Units”) are issued from time to time at a value equal to our common share price at the time of issue. The Restricted Stock Units generally vest equally over a three-year period. When vesting occurs, we pay the employee an amount equal to the then current common share price times the number of Restricted Stock Units.

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

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13 — Employee Benefit Plans  – (continued)

Historically, we have paid all Restricted Stock Units vesting awards in cash. Performance Unit awards were paid 50% in common stock and future vesting of the Performance Units may be paid in common stock at the discretion of our board of directors.

We recognized compensation expense related to our outstanding Restricted Stock Units and Performance Units as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Restricted Stock Units	$1,941	$6,897	$9,668	$17,032
Performance Units	231	10,055	13,086	27,007
Total compensation expense recognized	$2,172	$16,952	$22,754	$44,039

As of March 31, 2013, we have 886,626 unvested Restricted Stock Units and 5,170,042 unvested Performance Units.

Stock Purchase Plan

Effective as of July 1, 2008, we adopted the Energy XXI Services, LLC 2008 Fair Market Value Stock Purchase Plan (“2008 Purchase Plan”), which allows eligible employees, directors, and other service providers of ours and our subsidiaries to purchase from us shares of our common stock that have either been purchased by us on the open market or that have been newly issued by us. During the nine months ended March 31, 2013 and 2012, we issued 208,988 shares and 277,980 shares, respectively, under the 2008 Purchase Plan.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Compensation expense	$221	$215	$598	$516
Shares issued	—	—	27,608	21,015

Stock Options

In September 2008, our board of directors granted 300,000 stock options to certain officers. These options to purchase our common stock were granted with an exercise price of $17.50 per share. These options vested over a three year period and may be exercised any time prior to September 10, 2018. As of March 31, 2013, 100,000 of the vested options have been exercised and the remaining 200,000 vested options have not been exercised.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13 — Employee Benefit Plans  – (continued)

A summary of our stock option activity and related information is as follows:

	Nine Months Ended March 31,
	2013		2012
	Shares Under Option	Weighted Ave. Exercise Price	Shares Under Option	Weighted Ave. Exercise Price
Beginning balance	—		100,000	$17.50
Vested	—		(100,000)	17.50
Ending balance	—		—

Our net income for the three and nine months ended March 31, 2013 and 2012 includes approximately $0, $0, $0 and $58,000, respectively of compensation costs related to stock options.

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

Defined Contribution Plans

Our employees are covered by a discretionary noncontributory profit sharing plan. The plan provides for annual employer contributions that can vary from year to year. We also sponsor a qualified 401(k) Plan that provides for matching. The contributions under these plans were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Profit Sharing Plan	$(481)	$(49)	$1,712	$1,756
401(k) Plan	1,587	1,360	2,948	2,866
Total contributions	$1,106	$1,311	$4,660	$4,622

Note 14 — Related Party Transactions

We have a 20% interest in EXXI M21K and a 49% interest in Ping Energy. We account for these investments using the equity method. See Note 5 — Equity Method Investments of Notes to Consolidated Financial Statements in this Quarterly Report.

We are a guarantor of a $100 million line of credit entered into by M21K. See Note 5 — Equity Method Investments of Notes to Consolidated Financial Statements in this Quarterly Report.

We have provided a guarantee related to the payment of asset retirement obligations and other liabilities by M21K estimated at $65 million and $1.8 million, respectively. For this guarantee, M21K has agreed to pay us $6.3 million over a period of three years. As of March 31, 2013, we have received $1.2 million related to such guarantee.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net income	$40,436	$91,252	$100,028	$254,672
Preferred stock dividends	2,873	2,739	8,623	10,151
Induced Conversion of Preferred Stock	—	6,058	—	6,058
Net income available for common stockholders	$37,563	$82,455	$91,405	$238,463
Weighted average shares outstanding for basic EPS	79,365	77,454	79,280	76,803
Add dilutive securities	8,151	9,899	8,191	10,382
Weighted average shares outstanding for diluted EPS	87,516	87,353	87,471	87,185
Earnings per share
Basic	$0.47	$1.06	$1.15	$3.10
Diluted	$0.46	$1.04	$1.14	$2.92

Note 16 — Commitments and Contingencies

Litigation.  We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our consolidated financial position, results of operations or cash flows.

Lease Commitments.  We have a non-cancelable operating lease for office space and other that expires on March 31, 2018. Future minimum lease commitments as of March 31, 2013 under the operating lease are as follows (in thousands):

Twelve Months Ended March 31,
2014	$2,821
2015	2,980
2016	2,776
2017	2,849
2018	2,559
Thereafter	1,936
Total	$15,921

Rent expense, including rent incurred on short-term leases, for the three months ended March 31, 2013 and 2012 was $861,000 and $942,000, respectively, and for the nine months ended March 31, 2013 and 2012 was $2,122,000 and $1,839,000, respectively.

Letters of Credit and Performance Bonds.  We had $225.3 million in letters of credit and $44.4 million of performance bonds outstanding as of March 31, 2013.

Line of Credit.  Our equity method investee, EXXI M21K, of which we own 20%, is a guarantor of a $100 million line of credit entered into by M21K on February 23, 2012. See Note 5 — Equity Method Investments of Notes to Consolidated Financial Statements in this Quarterly Report.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 16 — Commitments and Contingencies  – (continued)

Guarantee.   We are a guarantor of a $100 million line of credit entered into by M21K. See Note 5 — Equity Method Investments of Notes to Consolidated Financial Statements in this Quarterly Report. We have provided a guarantee related to the payment of asset retirement obligations and other liabilities by M21K estimated at $65 million and $1.8 million, respectively. For this guarantee, M21K has agreed to pay us $6.3 million over a period of three years. See Note 14 — Related Party Transactions of Notes to Consolidated Financial Statements in this Quarterly Report.

Drilling Rig Commitments.  As of March 31, 2013, we have entered into seven drilling rig commitments:

1) January 16, 2013 to June 30, 2013 at $49,000 per day

2) January 1, 2013 to September 30, 2013 at $110,000 per day

3) January 1, 2013 to September 30, 2013 at $110,000 per day

4) March 5, 2013 to September 5, 2013 at $130,000 per day

5) October 2, 2012 to June 1, 2013 at $90,000 per day

6) February 15, 2013 to July 15, 2013 at $39,000 per day

7) March 15, 2013 to July 1, 2013 at $36,000 per day

At March 31, 2013, future minimum commitments under these contracts totaled $70.2 million.

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

Our commodity derivative instruments consist of financially settled crude oil and natural gas puts, swaps, zero-cost collars and three way collars. We estimate the fair values of these instruments based on published forward commodity price curves, market volatility and contract terms as of the date of the estimate. The discount rate used in the discounted cash flow projections is based on published LIBOR rates. The fair values of commodity derivative instruments in an asset position include a measure of counterparty nonperformance risk, and the fair values of commodity derivative instruments in a liability position include a measure of our own nonperformance risk, each based on the current published issuer-weighted corporate default rates. See Note 9 — Derivative Financial Instruments of Notes to Consolidated Financial Statements in this Quarterly Report.

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

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of these techniques requires significant judgment and is primarily dependent upon the characteristics of the asset or liability, the principal

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 17 — Fair Value of Financial Instruments  – (continued)

(or most advantageous) market in which participants would transact for the asset or liability and the quality and availability of inputs. Inputs to valuation techniques are classified as either observable or unobservable within the following hierarchy:

•	Level 1 — quoted prices in active markets for identical assets or liabilities.
•	Level 2 — inputs other than quoted prices that are observable for an asset or liability. These include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).
•	Level 3 — unobservable inputs that reflect the Company’s own expectations about the assumptions that market participants would use in measuring the fair value of an asset or liability.

The following table presents the fair value of our Level 1 and Level 2 financial instruments (in thousands):

	Level 1		Level 2
	March 31, 2013	June 30, 2012	March 31, 2013	June 30, 2012
Assets:
Oil and natural gas derivatives			$85,467	$170,955
Liabilities:
Oil and natural gas derivatives			$45,106	$92,962
Restricted stock units	$6,964	$15,124
Time-based performance units	2,397	4,434
Total liabilities	$9,361	$19,558	$45,106	$92,962

The following table describes the changes to our Level 3 financial instruments (in thousands):

	Level 3
	Nine Months Ended March 31,
	2013	2012
Liabilities:
Performance-based performance units
Balance at beginning of period	$22,855	$20,305
Vested	(23,161)	(23,807)
Grants and changes in fair value charged to general and administrative expense	10,264	23,320
Balance at end of period	$9,958	$19,818

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 18 — Prepayments and Accrued Liabilities

Prepayments and accrued liabilities consist of the following (in thousands):

	March 31, 2013	June 30, 2012
Prepaid expenses and other current assets
Advances to joint interest partners	$3,059	$12,966
Insurance	6,801	30,515
Inventory	4,127	4,849
Royalty deposit	1,961	2,443
Short-term stock investment	23	8,786
Other	6,823	3,470
Total prepaid expenses and other current assets	$22,794	$63,029
Accrued liabilities
Advances from joint interest partners	$10,264	$301
Employee benefits and payroll	29,132	53,541
Interest	28,037	3,721
Accrued hedge payable	4,228	136
Undistributed oil and gas proceeds	46,757	54,484
Other	3,146	6,635
Total accrued liabilities	$121,564	$118,818

Note 19 — Subsequent Events

EGC entered into the Fourth and Fifth Amendments to the First Lien Credit Agreement on April 9, 2013 and May 1, 2013, respectively. See Note 6 — Long-Term Debt of Notes to Consolidated Financial Statements in this Quarterly Report.

On April 9, 2013, M21K entered into the Third Amendment to the M21K First Lien Credit Agreement. See Note 5 — Equity Method Investments of Notes to Consolidated Financial Statements in this Quarterly Report.

On May 1, 2013, our board of directors approved payment of a quarterly cash dividend of $0.12 per share to the holders of the Company’s common stock. The quarterly dividend will be paid on June 14, 2013 to shareholders of record on May 31, 2013.

On May 1, 2013, our Board of Directors approved a stock repurchase program authorizing Energy XXI, Inc., a Delaware subsidiary of the Company (“Energy XXI, Inc.”), to repurchase up to $250 million in value of the Company’s common stock for an extended period of time, in one or more open market transactions. The Company also announced that in connection with the repurchase program, the Board of Directors has also approved a 10b5-1 plan, allowing Energy XXI, Inc. to repurchase the Company’s shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Energy XXI, Inc. intends to fund the share repurchases through borrowings under EGC’s revolving credit facility and repurchased shares will be retained by Energy XXI, Inc., subject to transfer to the Company where they may be retired. Such authorized repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an independent oil and natural gas exploration and production company with properties focused in the U.S. Gulf Coast and the Gulf of Mexico. Our business strategy includes: (1) acquiring producing oil and gas properties; (2) exploiting and exploring our core assets to enhance production and ultimate recovery of reserves; and (3) utilizing a portion of our capital program to explore the ultra-deep trend for potential oil and gas reserves. We are one of the largest oil producers on the Gulf of Mexico shelf with interest in six of the eleven largest oil fields on the Gulf of Mexico shelf.

Our operations are geographically focused, and we target acquisitions of oil and gas properties to which we can add value by increasing production and ultimate recovery of reserves, whether through exploitation or exploration, often using reprocessed seismic data to identify previously overlooked opportunities. For the year ended June 30, 2012, excluding acquisitions, approximately 33% of our capital expenditures were associated with the exploitation of existing properties.

At June 30, 2012, our total proved reserves were 119.6 MMBOE of which 71% were oil and 68% were classified as proved developed and we operated or had an interest in 450 gross producing wells on 239,502 net developed acres, including interests in 41 producing fields. All of our properties are primarily located on the U.S. Gulf Coast and in the Gulf of Mexico, with approximately 91% of our proved reserves being offshore. This concentration facilitates our ability to manage the operated fields efficiently, and our high number of wellbore locations provides diversification of our production and reserves. We believe operating our assets is key to our strategy, and approximately 85% of our proved reserves are on properties operated by us. We have a seismic database covering approximately 5,670 square miles, primarily focused on our existing operations. This database has helped us identify approximately 194 drilling opportunities. We believe the mature legacy fields on our acquired properties will lend themselves well to our aggressive exploitation strategy, and we expect to identify incremental exploration opportunities on the properties.

We are actively engaged in a program designed to manage our commodity price risk, and we seek to hedge the majority of our proved developed producing reserves to enhance cash flow certainty and predictability. In connection with our acquisitions, we typically enter into hedging arrangements to minimize commodity downside exposure. We believe our disciplined risk management strategy provides substantial price protection, as our cash flow on the hedged portion is driven by production results rather than commodity prices. We believe this greater price certainty allows us to more efficiently manage our cash flows and allocate our capital resources.

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

Natural gas and oil prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for natural gas or oil could materially and adversely affect our financial position, our results of operations, the quantities of natural gas and oil reserves that we can economically produce and our access to capital. As required by our revolving credit facility, we have mitigated this volatility through December 2015 by implementing a hedging program on a portion of our total anticipated production during this time frame. See Note 9 — Derivative Financial Instruments of Notes to Consolidated Financial Statements in this Quarterly Report.

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

Operational Highlights

Ultra-Deep Shelf Exploration and Development Activity

We participate with McMoRan Exploration Company in several prospects in the ultra-deep shelf and onshore area in the Gulf of Mexico. Data received to date from ultra-deep shelf drilling with respect to the Davy Jones and Blackbeard West discovery wells in the Gulf of Mexico confirm geologic modeling that correlates objective sections on the shelf below the salt weld in the Miocene and older age sections to those productive sections seen in deepwater discoveries by other industry participants. In addition to Davy Jones and Blackbeard West, we have also identified approximately 15 ultra-deep prospects in shallow water near existing infrastructure. In addition, we will participate in three onshore ultra-deep prospects located in South Louisiana. The ultra-deep drilling plans in calendar years 2008 through 2013 included the Blackbeard East, Lafitte, Blackbeard West, Lomond North, Blackbeard West No. 2 and Lineham Creek exploratory wells and delineation drilling at Davy Jones. Near term sub-salt drilling plans include 2 to 3 exploratory wells. We expect to have more than sufficient liquidity to fund our current commitments related to our ultra-deep trend exploration and development activity.

As previously reported, we have drilled two successful sub-salt wells in the Davy Jones field. The Davy Jones No. 1 well logged 200 net feet of pay in multiple Wilcox sands, which were all full to base. The Davy Jones offset appraisal well (Davy Jones No. 2), which is located two and a half miles southwest of Davy Jones No. 1, confirmed 120 net feet of pay in multiple Wilcox sands, indicating continuity across the major structural features of the Davy Jones prospect, and also encountered 192 net feet of potential hydrocarbons in the Tuscaloosa and Lower Cretaceous carbonate sections. The Davy Jones field involves a large ultra-deep structure encompassing four Outer Continental shelf lease blocks (20,000 acres). As of March 31, 2013, our investment in both wells in the Davy Jones field totaled approximately $148 million.

Davy Jones.  The Davy Jones No. 1 well on South Marsh Island Block 230 was successfully completed in March 2012. The perforation of the Wilcox “D” sand in March 2012 resulted in positive pressure build-up in the wellbore followed by a gas flare from the well. Initial samples indicated that the natural gas from the Wilcox “D” sand is high quality and contains low levels of CO2 and no H2S is present. Blockage from drilling fluid associated with initial drilling operations prevented the group from obtaining a measurable flow rate. During early January, the operator reperforated the Wilcox zones in the well with through-tubing perforating guns. Recent operations confirm that the perforations are open and that fluid could be injected through the perforations into the formation. The operator has moved the rig off location while a large-scale hydraulic fracture treatment is designed and results at Lineham Creek studied to decide further operation.

Blackbeard East.  The Blackbeard East ultra-deep exploration by-pass well was drilled to a total depth of 33,318 feet in January 2012. Exploration results from the well indicate the presence of hydrocarbons below the salt weld in geologic formations including Upper/Middle Miocene, Frio, Vicksburg, and Sparta carbonate. The Frio sands are the first hydrocarbon bearing Frio sands encountered either on the Gulf of Mexico shelf or in the deepwater offshore Louisiana. Pressure and temperature data below the salt weld between 19,500 feet and 24,600 feet at Blackbeard East indicate that a completion at these depths could utilize conventional equipment and technologies. The operator held the lease rights to South Timbalier Block 144 through August 17, 2012 and during the quarter submitted initial development plans for Blackbeard East to the Bureau of Safety and Environmental Enforcement (“BSEE”). The operator plans to test and complete the upper Miocene sands during 2013 using conventional equipment and technologies. Additional plans for further development of the deeper zones continue to be evaluated. The group’s ability to preserve the interest in Blackbeard East will require approval from the BSEE of the development plans. Blackbeard East is located in 80 feet of water on South Timbalier Block 144. As of March 31, 2013, our investment in the well totaled approximately $51 million.

Lafitte.  The Lafitte ultra-deep exploration well, which is located on Eugene Island Block 223 in 140 feet of water, was drilled to a total depth of 34,162 feet in March 2012. Exploration results from the well indicate the presence of hydrocarbons below the salt weld in geologic formations including Middle/Lower Miocene, Frio, Vicksburg, and Sparta carbonate. The Upper Eocene sands are the first hydrocarbon bearing Upper Eocene sands encountered either on the Gulf of Mexico shelf or in the deepwater offshore Louisiana. The group is evaluating development options associated with these formations. In October 2012, the operator submitted initial development plans to complete and test the Jackson/Yegua sands in the Upper Eocene with the BSEE. As of March 31, 2013, our investment in the well totaled approximately $40 million.

Blackbeard West.  Information gained from the Blackbeard East and Lafitte wells will enable us to consider priorities for future operations at Blackbeard West. As previously reported, the Blackbeard West ultra-deep exploratory well on South Timbalier Block 168 was drilled to 32,997 feet in 2008. Logs indicated four potential hydrocarbon bearing zones that require further evaluation, and the well was temporarily abandoned. The Blackbeard West No. 2 ultra-deep exploration well commenced drilling on November 25, 2011 and reached total depth of 25,584 feet in January 2013. Initial completion efforts are expected to focus on the development of laminated sands in the Middle Miocene located at approximately 24,000 feet. Through logs and core data, the operator has identified three potential hydrocarbon bearing Miocene sand sections between approximately 20,800 and 24,000 feet. Initial completion efforts are expected to focus on the development of approximately 50 net feet of laminated sands in the Middle Miocene located at approximately 24,000 feet. Additional development opportunities in the well bore include approximately 80 net feet of potential low-resistivity pay at approximately 22,400 feet and an approximate 75 foot gross section at approximately 20,900 feet. Pressure and temperature data indicate that a completion at these depths could utilize conventional equipment and technologies. Our investment in both Blackbeard West wells totaled approximately $57 million at March 31, 2013.

Lineham Creek.  The Lineham Creek exploration prospect, operated by Chevron U.S.A. Inc., which is located onshore in Cameron Parish, Louisiana commenced drilling on March 31, 2011. The well, which is targeting Eocene and Paleocene objectives below the salt weld, is currently drilling below 29,400 feet towards a proposed total depth of 30,500 feet. The well encountered positive results above 24,000 feet in November 2012. Detailed whole core and log data obtained will be used in evaluating future plans for all ultra-deep wells. As of March 31, 2013, our investment in the Lineham Creek well totaled approximately $16 million.

Lomond North.  The Lomond North exploration prospect in the Highlander area where multiple high potential prospects on an 80,000 acre position have been identified is operated by McMoRan Exploration Company. The well, which is located onshore in St. Martin Parish, Louisiana, commenced drilling on September 19, 2012. The well, which is targeting Eocene, Creataceous and Paleocene objectives below the salt weld, is currently drilling below 18,250 feet towards a proposed total depth of 30,000 feet. As of March 31, 2013, our investment in the Lomond North well totaled approximately $15 million.

Known Trends and Uncertainties

Continued Volatility in Commodity Price Environment.  Commodity prices are one of our key drivers of earnings generation and net operating cash flow and are affected by many factors that are outside of our control. Natural gas and oil prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for natural gas or oil could materially and adversely affect our financial position, our results of operations, the quantities of natural gas and oil reserves that we can economically produce and our access to capital. We actively seek to mitigate this volatility through the implementation of a hedging program that covers a portion of our total anticipated production through December 2015. See Note 9 — Derivative Financial Instruments of Notes to Consolidated Financial Statements in this Quarterly Report for a detailed discussion of our hedging program.

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

Hurricanes.  Since the majority of our production originates in the Gulf of Mexico, we are particularly vulnerable to the effects of hurricanes on production. Additionally, affordable insurance coverage for property damage to our facilities for hurricanes is becoming more difficult to obtain. Significant hurricane impacts could include reductions and/or deferrals of future oil and natural gas production and revenues, increased lease operating expenses for evacuations and repairs and possible acceleration of plugging and abandonment costs. During the nine months ended March 31, 2013 we were impacted by Hurricane Isaac which resulted in weather related downtime on properties where we have an interest. Additionally, there was no material damage to any assets or company property.

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

Operational Information (In thousands except for unit amounts)

	Quarter Ended
	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
Operating Highlights
Operating revenues
Crude oil sales	$273,280	$280,953	$242,830	$314,639	$315,723
Natural gas sales	27,070	29,657	17,396	19,657	19,154
Hedge gain	3,424	9,909	10,001	7,650	1,119
Total revenues	303,774	320,519	270,227	341,946	335,996
Percent of operating revenues from crude oil
Prior to hedge gain	91%	90%	93%	94%	94%
Including hedge gain	90%	89%	92%	92%	93%
Operating expenses
Lease operating expense
Insurance expense	7,473	8,810	8,992	6,825	7,138
Workover and maintenance	19,166	20,217	10,113	21,070	15,885
Direct lease operating expense	59,666	56,895	63,376	59,306	55,424
Total lease operating expense	86,305	85,922	82,481	87,201	78,447
Production taxes	1,352	1,166	1,247	2,414	1,499
Gathering and transportation	4,411	6,098	7,991	4,358	2,465
DD&A	88,727	105,856	84,795	106,644	88,448
General and administrative	16,092	19,319	23,888	19,733	25,075
Other – net	7,017	8,621	13,174	5,186	13,257
Total operating expenses	203,904	226,982	213,576	225,536	209,191
Operating income	$99,870	$93,537	$56,651	$116,410	$126,805
Sales volumes per day
Natural gas (MMcf)	89.4	90.9	67.1	92.5	83.7
Crude oil (MBbls)	28.6	29.4	26.1	32.2	31.4
Total (MBOE)	43.5	44.6	37.3	47.6	45.3
Percent of sales volumes from crude oil	66%	66%	70%	68%	69%

	Quarter Ended
	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
Average sales price
Natural gas per Mcf	$3.37	$3.55	$2.82	$2.34	$2.52
Hedge gain per Mcf	0.29	0.60	0.89	0.55	0.54
Total natural gas per Mcf	$3.66	$4.15	$3.71	$2.89	$3.06
Crude oil per Bbl	$106.11	$103.79	$101.03	$107.34	$110.54
Hedge gain (loss) per Bbl	0.42	1.80	1.87	1.03	(1.05)
Total crude oil per Bbl	$106.53	$105.59	$102.90	$108.37	$109.49
Total hedge gain per BOE	$0.87	$2.42	$2.91	$1.77	$0.27
Operating revenues per BOE	$77.58	$78.15	$78.72	$78.90	$81.43
Operating expenses per BOE
Lease operating expense
Insurance expense	1.91	2.15	2.62	1.57	1.73
Workover and maintenance	4.89	4.93	2.95	4.86	3.85
Direct lease operating expense	15.24	13.87	18.46	13.68	13.43
Total lease operating expense	22.04	20.95	24.03	20.11	19.01
Production taxes	0.35	.28	0.36	0.56	0.36
Gathering and transportation	1.13	1.49	2.33	1.01	0.60
DD&A	22.66	25.81	24.70	24.61	21.44
General and administrative	4.11	4.71	6.96	4.55	6.08
Other – net	1.79	2.10	3.84	1.20	3.22
Total operating expenses	52.08	55.34	62.22	52.04	50.71
Operating income per BOE	$25.50	$22.81	$16.50	$26.86	$30.72

Results of Operations

Three Months Ended March 31, 2013 Compared With the Three Months Ended March 31, 2012.

Our consolidated income available for common stockholders for the three months ended March 31, 2013 was $37.6 million or $0.46 diluted income per common share (“per share”) as compared to $82.5 million or $1.04 per share for the three months ended March 31, 2012. This decrease was primarily due to lower crude oil sales, lower operating expenses and a higher effective income tax rate.

Price and Volume Variances

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)	Revenue Increase (Decrease)
	2013	2012
	(In thousands)
Price Variance(1)
Crude oil sales prices (per Bbl)	$106.53	$109.49	$(2.96)	(3)%	$(7,622)
Natural gas sales prices (per Mcf)	3.66	3.06	0.60	20%	4,837
Total price variance					(2,785)
Volume Variance
Crude oil sales volumes (MBbls)	2,575	2,856	(281)	(10)%	(30,728)
Natural gas sales volumes (MMcf)	8,042	7,620	422	6%	1,291
BOE sales volumes (MBOE)	3,916	4,126	(210)	(5)%
Percent of BOE from crude oil	66%	69%
Total volume variance					(29,437)
Total price and volume variance					$(32,222)

(1)	Commodity prices include the impact of hedging activities.

Revenue Variances

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
	(In Thousands)
Crude oil	$274,364	$312,714	$(38,350)	(12)%
Natural gas	29,410	23,282	6,128	26%
Total revenues	$303,774	$335,996	$(32,222)	(10)%

Revenues

Our consolidated revenues decreased $32.2 million in the third quarter of fiscal 2013 as compared to the same period in the prior fiscal year. Lower revenues were primarily due to lower crude oil sales volumes as a result of the shut-in caused by Hurricane Isaac coupled with lower crude oil sales prices. The preceding was partially offset by higher natural gas sales prices. Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow. Lower commodity prices decreased revenues by $2.8 million in the third quarter of fiscal 2013. Average crude oil prices, including a $0.42 realized gain per barrel related to hedging activities, decreased $2.96 per barrel in the third quarter of fiscal 2013, resulting in lower revenues of $7.6 million. Average natural gas prices, including a $0.29 realized gain per Mcf related to hedging activities, increased $0.60 per Mcf during the third quarter of fiscal 2013, resulting in higher revenues of $4.8 million. Commodity prices are affected by many factors that are outside of our control. Therefore, commodity prices we received during the third quarter of fiscal 2013 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time could result in reduced cash from operating activities, potentially causing us to expend less on our capital program. We cannot accurately predict future commodity prices, and cannot be certain whether these events will occur.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow. Crude oil sales volumes decreased 2.8 MBbls per day in the third quarter of fiscal 2013, resulting in lower revenues of $30.7 million. Natural gas sales volumes increased 5.7 MMcf per day in the third quarter of fiscal 2013, resulting in higher revenues of $1.3 million. The decrease in crude oil sales volumes in the third quarter of fiscal 2013 was primarily due to the shut-in of production due to the damage caused by Hurricane Isaac.

As mentioned above, depressed commodity prices over an extended period of time or other unforeseen events could occur that would result in our being unable to sustain a capital program that allows us to meet our production growth goals. However, we cannot predict whether such events will occur.

Below is a discussion of Costs and Expenses and Other (Income) Expense.

Costs and Expenses and Other (Income) Expense

	Three Months Ended March 31,				Increase (Decrease) Amount
	2013		2012
	Amount	Per BOE	Amount	Per BOE
	(In Thousands, except per unit amounts)
Costs and expenses
Lease operating expense
Insurance expense	$7,473	$1.91	$7,138	$1.73	$335
Workover and maintenance	19,166	4.89	15,885	3.85	3,281
Direct lease operating expense	59,666	15.24	55,424	13.43	4,242
Total lease operating expense	86,305	22.04	78,447	19.01	7,858
Production taxes	1,352	0.35	1,499	0.36	(147)
Gathering and transportation	4,411	1.13	2,465	0.60	1,946
DD&A	88,727	22.66	88,448	21.44	279
Accretion of asset retirement obligations	7,649	1.95	9,762	2.37	(2,113)
General and administrative expense	16,092	4.11	25,075	6.08	(8,983)
(Gain) loss on derivative financial instruments	(632)	(0.16)	3,495	0.85	(4,127)
Total costs and expenses	$203,904	$52.08	$209,191	$50.71	$(5,287)
Other (income) expense
Loss from equity method investees	$2,587	$0.66	$—	$—	$2,587
Other income – net	(523)	(0.13)	(97)	(0.02)	(426)
Interest expense	27,682	7.07	26,887	6.51	795
Total other (income) expense	$29,746	$7.60	$26,790	$6.49	$2,956

Costs and expenses decreased $5.3 million in the third quarter of fiscal 2013. This decrease in costs and expenses was due in part lower general and administrative expense and lower accretion of asset retirement obligations in the third quarter of fiscal 2013 partially offset by higher lease operating expense. Also, the third quarter of fiscal 2013 includes a $0.6 million gain on derivative financial instruments as compared to a $3.5 million loss on derivative financial instruments in the prior year quarter.

Lease operating expense increased $7.9 million in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. This increase was primarily due to higher workover and maintenance as a result of Hurricane Issac and higher direct lease operating expense as a result of an increase in the number of properties. Gathering and transportation increased $1.9 million as a result of purchases of additional gathering systems.

Interest expense increased $0.8 million which was principally due to a decrease in debt. On a per unit of production basis, interest expense increased 9%, from $6.51/BOE to $7.07/BOE.

Income Tax Expense

Income tax expense increased $20.9 million in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. The effective income tax rate for the third quarter of fiscal 2013 increased from the third quarter of fiscal 2012 from 8.8% to 42.3%. The increase in the tax rate is primarily due to no release of the valuation allowance in the current quarter as compared to the third quarter of fiscal 2012 in which we released the valuation allowance against the current tax on increased U.S. operating income. See Note 10 — Income Taxes of Notes to Consolidated Financial Statements in this Quarterly Report.

Nine Months Ended March 31, 2013 Compared With the Nine Months Ended March 31, 2012.

Our consolidated income available for common stockholders for the nine months ended March 31, 2013 was $91.4 million or $1.14 per diluted share as compared to consolidated income attributable to common stockholders of $238.5 million or $2.92 per share for the nine months ended March 31, 2012. This decrease was primarily due to lower crude oil production volumes as a result of the damage caused by Hurricane Isaac, higher operating expenses and a higher effective income tax rate.

Price and Volume Variances

	Nine Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)	Revenue Increase (Decrease)
	2013	2012
	(In thousands)
Price Variance(1)
Crude oil sales prices (per Bbl)	$105.07	$105.43	$(0.36)	—%	$(2,767)
Natural gas sales prices (per Mcf)	3.85	4.32	(0.47)	(11)%	(10,557)
Total price variance					(13,324)
Volume Variance
Crude oil sales volumes (MBbls)	7,686	8,241	(555)	(7)%	(58,693)
Natural gas sales volumes (MMcf)	22,583	21,407	1,176	5%	5,080
BOE sales volumes (MBOE)	11,449	11,809	(360)	(3)%
Percent of BOE from crude oil	67%	70%
Total volume variance					(53,613)
Total price and volume variance					$(66,937)

(1)	Commodity prices include the impact of hedging activities.

Revenue Variances

	Nine Months Ended March 31		Increase (Decrease)	Percent Increase
	2013	2012
	(In Thousands)
Crude oil	$807,518	$868,978	$(61,460)	(7)%
Natural gas	87,002	92,479	(5,477)	(6)%
Total revenues	$894,520	$961,457	$(66,937)	(7)%

Revenues

Our consolidated revenues decreased $66.9 million in the first nine months of fiscal 2013 as compared to the same period in the prior fiscal year. Lower revenues were primarily due to lower crude oil sales volumes and lower natural gas sales prices, partially offset by improved natural gas sales volumes. Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Lower overall commodity prices decreased revenues by $13.3 million in the first nine months of fiscal 2013. Average natural gas prices, including a $0.56 realized gain per Mcf related to hedging activities, decreased $0.47 per Mcf during the first nine months of fiscal 2013, resulting in decreased revenues of $10.5 million. Average crude oil prices, including a $1.36 realized gain per barrel related to hedging activities, decreased $0.36 per barrel, resulting in decreased revenues of $2.8 million.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow. Lower total sales volumes in the first nine months of fiscal 2013 resulted in decreased revenues of $53.6 million. Crude oil sales volumes decreased 1.9 MBbls per day in the first nine months of fiscal 2013, resulting in decreased revenues of $58.7 million. Natural gas sales volumes increased 4.6 MMcf per day in the first nine months of fiscal 2013, resulting in increased revenues of $5.1 million.

Below is a discussion of Costs and Expenses and Other (Income) Expense.

Costs and Expenses and Other (Income) Expense

	Nine Months Ended March 31,				Increase (Decrease) Amount
	2013		2012
	Amount	Per BOE	Amount	Per BOE
	(In Thousands, except per unit amounts)
Costs and expenses
Lease operating expense
Insurance expense	$25,275	$2.21	$21,696	$1.84	$3,579
Workover and maintenance	49,496	4.32	35,343	2.99	14,153
Direct lease operating expense	179,937	15.72	166,575	14.11	13,362
Total lease operating expense	254,708	22.25	223,614	18.94	31,094
Production taxes	3,765	0.33	4,847	0.41	(1,082)
Gathering and transportation	18,500	1.62	12,013	1.02	6,487
DD&A	279,378	24.40	260,819	22.09	18,559
Accretion of asset retirement obligations	23,057	2.01	29,253	2.48	(6,196)
General and administrative expense	59,299	5.18	66,543	5.63	(7,244)
(Gain) loss on derivative financial instruments	5,755	0.50	(2,506)	(0.21)	8,261
Total costs and expenses	$644,462	$56.29	$594,583	$50.36	$49,879
Other (income) expense
Loss from equity method investees	$4,698	$0.41	$—	$—	$4,698
Other income	(1,425)	(0.12)	(121)	(0.01)	(1,304)
Interest expense	81,339	7.10	82,438	6.98	(1,099)
Total other (income) expense	$84,612	$7.39	$82,317	$6.97	$2,295

Costs and expenses increased $49.9 million in the first nine months of fiscal 2013. This increase in costs and expenses was due in part to higher DD&A expense and higher production related expenses partially offset by lower accretion of asset retirement obligations and lower general and administrative expense in the third quarter of fiscal 2013. Also, the first nine months of fiscal 2013 includes a $5.8 million loss on derivative financial instruments as compared to a $2.5 million gain on derivative financial instruments in the comparable prior year period.

DD&A expense increased by $18.6 million in comparing the first nine months of fiscal 2013 to the first nine months of fiscal 2012. DD&A expense increased $26.4 million as a result of an increase in the DD&A rate of $2.31 per BOE, which was partially offset by lower production which decreased DD&A expense by $7.8 million. Lease operating expense increased $31.1 million in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. This increase was primarily due to higher workover and maintenance as a result of Hurricane Isaac and higher direct lease operating expense as a result of an increase in the number of properties. Gathering and transportation increased $6.5 million as a result of purchases of additional gathering systems.

Interest expense decreased $1.1 million principally due to a decrease in the overall interest rates. On a per unit of production basis, interest expense increased 2%, from $6.98/BOE to $7.10/BOE.

Income Tax Expense

Income tax expense increased $35.5 million in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. The effective income tax rate for the first nine months of fiscal 2013 increased from the first nine months of fiscal 2012 from 10.5% to 39.5%. The increase in the tax rate is primarily due to no release of the valuation allowance in the current first half of fiscal 2013 as compared to the first half of fiscal 2012 in which we released the valuation allowance against the current tax on increased U.S. operating income. See Note 10 — Income Taxes of Notes to Consolidated Financial Statements in this Quarterly Report.

Liquidity and Capital Resources

Overview

As of March 31, 2013, we had approximately $30.2 million in cash and cash equivalents on hand and approximately $1,227 million in outstanding long-term debt obligations, net of current maturities.

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

At March 31, 2013, the principal balance of our revolving credit facility, outstanding tranches of senior notes and other and related maturity dates were as follows:

•	Revolving credit facility — $212.8 million — Due December 2014;
•	9.25% Senior Notes — $750 million — Due December 2017;
•	7.75% Senior Notes — $250 million — Due June 2019; and
•	4.14% Promissory Note — $4.9 million — Due October 2017.

We maintain approximately $3.9 million and $40.5 million in bonds issued to BOEM and third parties, respectively, to secure the plugging and abandonment of wells on the outer continental shelf of the Gulf of Mexico as well as the removal of platforms and related facilities, right of way, operator bond and for overweight permit.

Our fiscal 2013 capital budget, excluding acquisitions closed to date and plugging and abandonment costs, is expected to range from $780 million to $810 million ($39 million of plugging and abandonment costs) and we have spent $153.7 million on acquisitions. Exploration and development expenditures during the first nine months of fiscal 2013 were $564 million, which were primarily funded through cash flows from operations. We intend to fund the remaining portion of our capital expenditure program, contractual commitments, including settlement of derivative contracts, from cash on hand, cash flows from operations and borrowings under our credit facility. In addition, on May 1, 2013, our Board of Directors approved a stock repurchase program authorizing Energy XXI, Inc., a Delaware subsidiary of the Company (“Energy XXI, Inc.”), to repurchase up to $250 million in value of the Company’s common stock for an extended period of time, in one or more open market transactions. Energy XXI, Inc. intends to fund the share repurchases through borrowings under EGC’s revolving credit facility and repurchased shares will be retained by Energy XXI, Inc., subject to transfer to the Company where they may be retired. Such authorized repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity. We believe our available liquidity will be sufficient to meet our funding requirements through March 31, 2014. However, future cash flows are subject to a number of variables, including the level of crude oil and natural gas production and prices. There can be no assurance that cash flow from operations or other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures. If an acquisition opportunity arises, we may also seek to access public markets to issue additional debt and/or equity securities.

Operating Activities

Net cash provided by operating activities for the nine months ended March 31, 2013 was $451.5 million as compared to $566.2 million provided by operating activities for the nine months ended March 31, 2012. The decrease was due in part to lower commodity prices and lower production volumes coupled with higher production costs. The nine months ended March 31, 2013 also included significantly lower proceeds from sale of derivative instruments. Changes in operating assets and liabilities increased $51.4 million primarily due to prepaid expenses and other current liabilities.

Investing Activities

Our investments in properties were $717.3 million and $400.4 million for the nine months ended March 31, 2013 and 2012, respectively. We intend to fund our capital expenditure program, contractual commitments, including settlement of derivative contracts, from cash on hand, cash flows from our operations and borrowings under our credit facility. If an acquisition opportunity arises, we may also access public markets to issue additional debt and/or equity securities. As of April 26, 2013, we had $393 million available for borrowing under our revolving credit facility. Our current borrowing base is $850 million. Our next borrowing base redetermination is scheduled for the fall of 2013 utilizing our June 30, 2013 reserve report. If commodity prices decline and banks lower their internal projections of natural gas and oil prices, it is possible that we will be subject to decreases in our borrowing base availability in the future. We anticipate that our cash flow from operations and available borrowing capacity under our revolving credit facility will exceed our planned capital expenditures and other cash requirements for the year ended June 30, 2013. However, future cash flows are subject to a number of variables, including the level of natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

Financing Activities

Cash provided by financing activities was $195 million for the nine months ended March 31, 2013 as compared to cash used in financing activities of $118.6 million for the nine months ended March 31, 2012. During the nine months ended March 31, 2013 proceeds from borrowings net of repayment of debt was $213.5 million. During the nine months ended March 31, 2012, total repayment of debt net of proceeds from borrowings was $111.0 million.

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

Notwithstanding periodic weakness in the U.S. credit markets, we expect that our available liquidity is sufficient to meet our operating and capital requirements through March 31, 2013. Additionally, our credit facility is comprised of a syndicate of large domestic and international banks, with no single lender providing more than 10% of the overall commitment amount.

Contractual Obligations

Information about contractual obligations at March 31, 2013 did not change materially, other than as disclosed in Note 6 — Long-Term Debt and Note 16 — Commitments and Contingencies of Notes to Consolidated Financial Statements in this Quarterly Report and from the disclosures in Item 7 of our 2012 Annual Report.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 — Organization and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2012 Annual Report.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 — Recent Accounting Pronouncements of Notes to Consolidated Financial Statements in this Quarterly Report.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

General

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2012 Annual Report.

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at March 31, 2013, and from which we may incur future gains or losses from changes in market interest rates or commodity prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

At March 31, 2013, our natural gas contracts outstanding had an asset position of $4.8 million. A 10% increase in natural gas prices would reduce the fair value by approximately $1.7 million, while a 10% decrease in natural gas prices would increase the fair value by approximately $0.9 million. Also, at March 31, 2013, our crude oil contracts outstanding had an asset position of $35.6 million. A 10% increase in crude oil prices would reduce the fair value by approximately $52.7 million, while a 10% decrease in crude oil prices would increase the fair value by approximately $63.4 million. These fair value changes assume volatility based on prevailing market parameters at March 31, 2013. See Note 9 — Derivative Financial Instruments of Notes to Consolidated Financial Statements in this Quarterly Report.

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

  Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our variable rate debt obligations. Specifically, we are exposed to changes in interest rates as a result of borrowings under our credit facility, and the terms of our credit facility require us to pay higher interest rate margins as we utilize a larger percentage of our available borrowing base. We manage our interest rate exposure by limiting our variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 83 percent of the Company’s debt. As of March 31, 2013, total debt included $212.0 million of floating-rate debt. As a result, our period end interest costs will fluctuate based on short-term interest rates on approximately 17 percent of our total debt outstanding as of March 31, 2013. A 10 percent change in floating interest rates on period-end floating debt balances would change quarterly interest expense by approximately $13,000. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates. However, to reduce our future exposure to changes in interest rates, we may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarterly period ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults upon Senior Securities

None

ITEM 4.	Mine Safety Disclosures

Not applicable

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report, and such Exhibit Index is incorporated herein by reference.

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

Date: May 6, 2013

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