Form 10-K
period 2013-06-30
ENERGY XXI (BERMUDA) LTD
filed 2013-08-21
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-33628

Energy XXI (Bermuda) Limited

(Exact name of registrant as specified in its charter)

Bermuda	98-0499286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Canon’s Court, 22 Victoria Street, PO Box HM 1179, Hamilton HM EX, Bermuda	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (441)-295-2244

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.005 per share	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $2,438,458,527 based on the closing sale price of $32.17 per share as reported on The NASDAQ Global Select Market on December 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding on July 31, 2013 was 75,799,146.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2013 Annual Meeting of Shareholders, which will be filed within 120 days of June 30, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

GLOSSARY OF TERMS

Below is a list of terms that are common to our industry and used throughout this Annual Report on Form 10-K:

Bbls	Standard barrel containing 42 U.S. gallons	MMBbls	One million Bbls
Mcf	One thousand cubic feet	MMcf	One million cubic feet
Btu	One British thermal unit	MMBtu	One million Btu
BOE	Barrel of oil equivalent. Natural gas is converted into one BOE based on six Mcf of gas to one barrel of oil.	MBOE	One thousand BOEs
DD&A	Depreciation, Depletion and Amortization	MMBOE	One million BOEs
Bcf	One billion cubic feet

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

Field is an area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition. For a complete definition of a field, refer to Rule 4-10(a)(8) of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).

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

Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. For a complete definition of proved developed oil and gas reserves, refer to Rule 4-10(a)(3) of Regulation S-X as promulgated by the SEC.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K (this “Form 10-K”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include those described in (1) Part I, Item 1A. “Risk Factors” and elsewhere in this Form 10-K, (2) our reports and registration statements filed from time to time with the SEC and (3) other public announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date upon which they are made, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

Overview

We are an independent oil and natural gas exploration and production company with operations focused in the U.S. Gulf Coast and the Gulf of Mexico. Our business strategy includes: (1) acquiring producing oil and gas properties; (2) exploiting and exploring our core assets to enhance production and ultimate recovery of reserves; and (3) utilizing a portion of our capital program to explore the ultra-deep trend for potential oil and gas reserves. As of June 30, 2013, our estimated net proved reserves were 178.5 MMBOE, of which 75% was oil and 61% was proved developed. Natural gas liquids comprised 5% of our oil reserves. We are one of the largest oil producers on the Gulf of Mexico shelf and operate five of the largest fifteen oil fields in that area.

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

Business Strategy

Acquire Producing Assets.  Our acquisition strategy is to target mature, oil-producing properties in the Gulf of Mexico and the U.S. Gulf Coast that have not been thoroughly exploited by prior operators. We believe these areas will provide us with an inventory of low-risk recompletion and extension opportunities in our geographic area of expertise.

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

Exploit and Explore Core Properties.  We intend to focus our efforts on the exploitation of acquired properties through production optimization, infill drilling, and extensive field studies of the primary reservoirs. Our goal is to exploit the properties that we acquire to significantly increase the present value of the properties after acquisition. We will consider increasing our commodity derivative positions as we increase production to mitigate the impact of commodity price volatility on our business and to help protect our investments.

Exploring New Salt Plays.  Using a portion of our exploration budget, we explore for reserves in emerging plays beneath salt and in the shadow of salt, where seismic imaging can be difficult, but large structures with world-class resource potential exist. This includes salt-shadow joint ventures with Apache Corporation (“Apache JV”) in the Main Pass Area and with ExxonMobil in Vermillion Block 164 and 179, as well as the ultra-deep trend (depths in excess of 25,000 feet, either onshore or in water depths of less than

150 feet). Since 2008, we have partnered with Freeport McMoRan Oil and Gas, LLC (formerly McMoRan Exploration Company and now acquired by Freeport McMoRan Copper and Gold, Inc.) (“Freeport McMoRan”) to explore the ultra-deep trend. Including the Davy Jones discovery well and Blackbeard West discovery well, the Freeport McMoRan operated group (in which we have various interests) has identified approximately 20 ultra-deep prospects near existing infrastructure. We have participated in 8 wells to date with our participations ranging from approximately 9% to 20%. In the ExxonMobil JV, the original Pendragon well encountered mechanical issues and was plugged and abandoned. Plans are to drill an offset well (Pendragon #2) and the Merlin prospect in fiscal 2014, making use of reprocessed 3D seismic data to improve imaging of the prospects. In the Apache JV we are employing wide angle azimuth (“WAZ”) seismic technology, one of the first ever on the Gulf of Mexico Shelf, to better image prospects. We are currently drilling the Heron prospect, with additional prospects expected to be drilled once we have analyzed the WAZ data and the Heron results. We target to spend less than 15% of our budgeted cash flow on our exploration activities on the salt plays.

Business Strengths

Significant Technical Expertise.  We have assembled a technical staff with an average of over 23 years of industry experience. Our technical staff has specific expertise in developing our core properties. Additionally, the members of our senior management team average over 26 years of operating experience in the Gulf of Mexico. We also own an extensive seismic database covering approximately 7,460 square miles, which assists us in identifying attractive development and exploration drilling opportunities.

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

Operating Control.  We currently operate approximately 94% of our proved reserves. As the operator of a property, we are afforded greater control of the optimization of production, the timing and amount of capital expenditures and the operating parameters and costs of our projects.

Geographically Focused Properties in the Gulf of Mexico.  We operate geographically focused producing properties located in the Gulf of Mexico waters and the U. S. Gulf Coast that give us the opportunity to minimize logistical costs and reduce staffing requirements.

General Information on Properties

Our properties are primarily located in the Gulf of Mexico waters and the U.S. Gulf Coast. Below are descriptions of our significant properties at June 30, 2013 which represent approximately 86% of our net proved reserves and 89% of our future net revenues, discounted at 10% and are ranked based on highest proved reserves as of June 30, 2013.

West Delta 73.  We operate and have a 100% working interest in the West Delta 73 field, located 28 miles offshore of Grand Isle, Louisiana in approximately 175 feet of water on the Outer Continental Shelf (“OCS”). The field, which was first discovered in 1962 by Humble Oil and Refining, is a large low relief faulted anticline. The field produces from Pleistocene through Upper Miocene aged sands trapped structurally on the high side closures over the large anticlinal feature from 1,500 feet to 13,000 feet. The field has produced in excess of 377 MMBOE. There are seven production platforms and 40 active and 28 shut-in wells located throughout the field. The field’s average net production for the quarter ended June 30, 2013 of 6.4 MBOE/Day (“MBOED”) accounted for approximately 14% of our net production for the quarter. Net proved reserves for the field, which is our largest field based upon net proved reserves, were 82% oil at June 30, 2013. This field is the eight largest oil field on the Gulf of Mexico Shelf.

Main Pass 61 Field.  We operate and have a 100% working interest in the Main Pass 61 field, located near the mouth of the Mississippi River in approximately 90 feet of water on OCS blocks Main Pass 60, 61, 62 and 63. The field was discovered by Pogo in 2000, and has produced in excess of 54 MMBOE since production first began in 2002, from four Upper Miocene sands. The primary producer is the J-6 Sand, which consists of a series of stratigraphic traps, located along a regional south dip, in a normal pressure environment. The two larger J-6 Sand stratigraphic pods are oil reservoirs that are being waterflooded to maximize recovery. There are 28 producing wells and three major production platforms located throughout the field. Net proved reserves for the field were 85% oil at June 30, 2013. The field’s average net production for the quarter ended June 30, 2013 of 6.9 MBOED accounted for approximately 15% of our net production for the quarter.

West Delta 30.  We operate and have a 100% working interest in the West Delta 30 block, located 21 miles offshore of Grand Isle, Louisiana in approximately 45 feet of water on the OCS. The field, which was discovered in 1948 by Humble Oil and Refining, is a large salt dome. Productive sands range from 2,000 feet to 17,500 feet in depth and generally produce using strong water drive. Minor faulting that is secondary to the major normal fault separates hydrocarbon accumulations into individual compartments. The field has produced in excess of 735 MMBOE. There are 13 production platforms and 48 active wells located throughout the field. The field’s average net production for the quarter ended June 30, 2013 of 2.2 MBOED accounted for approximately 5% of our net production for the quarter. Net proved reserves for the field were 89% oil at June 30, 2013. This field is the second largest oil field on the Gulf of Mexico Shelf.

South Timbalier 54 Field.  We operate and have a 100% working interest in the South Timbalier 54 field, located 36 miles offshore of Lafourche Parish, Louisiana in approximately 67 feet of water on OCS. The field was originally discovered in 1955 by Humble Oil and Refinery. The field is set up at the confluence of regional and counter/regional fault systems. Pleistocene through Miocene sands are trapped from 4,800 feet to 17,000 feet in shallow low relief structures over a deeper seated salt dome and in some combination of structural and stratigraphic traps against salt at depth. Minor faulting separates hydrocarbon accumulations into individual compartments. The field has produced in excess of 144 MMBOE. There are five production platforms and 30 active and 12 shut-in wells located throughout the field. The field’s average net production for the quarter ended June 30, 2013 of 2.8 MBOED accounted for approximately 6% of our net production for the quarter. Net proved reserves for the field were 76% oil at June 30, 2013.

South Pass 49 Field.  We have a 100% working interest in and operate the South Pass 49 field, which is located near the mouth of the Mississippi River in approximately 400 feet of water. The field was discovered by Gulf Oil in 1974. The field produces from Lower Pliocene sands, which consist of the Discorbis 69 and Discorbis 70 sands, ranging in depths from 8,700 to 9,400 feet, on OCS blocks South Pass 33, 48, and 49. We also have a 57% working interest in and operate all sands located at depths above and below the Discorbis 69 and 70 units. There are 17 active wells located throughout the field. The field is produced from one central production platform and has produced in excess of 116 MMBOE. The field’s average net production for the quarter ended June 30, 2013 of 4.1 MBOED accounted for approximately 9% of our net production for the quarter. Net proved reserves for the field were 74% oil at June 30, 2013.

Bayou Carlin Field.  We operate and have a 73% working interest in two wells in the Bayou Carlin Field, which is located onshore South Louisiana in St. Mary Parish. The discovery well, C.M. Peterson Jr. #1 (Laphroaig) was drilled to 20,250 feet measured depth and put on production in 2007 and has produced 6.7 MMBOE gross to date. In April 2011, the second well in the field, Landers #1 (Pontiff) was drilled to a total depth of 21,099 feet measured depth and has produced 5.4 MMBOE gross to date. The field’s average net production for the quarter ended June 30, 2013 of 4.6 MBOED accounted for approximately 10% of our net production for the quarter. Net proved reserves for the field were 95% natural gas at June 30, 2013.

Grand Isle 16/18.  We operate and have a 100% working interest in the Grand Isle 16/18 field, located seven miles offshore of Lafourche Parish, Louisiana in approximately 50 feet of water on the OCS. The field was originally discovered in 1948 by Humble Oil and Refinery and production begin in 1948. The field consists of two separate shallow piercement salt domes. Pleistocene through Miocene Sands are trapped structurally and stratigraphically from 6,000 feet to 13,000 feet in depth against the salt piercements. Radial faulting separates hydrocarbon accumulations into individual compartments. The field has produced in excess of 520 MMBOE. There are 13 production platforms and 56 active and 25 shut-in wells located throughout the field. The field’s average net production for the quarter ended June 30, 2013 of 7.0 MBOED accounted for approximately 15% of our net production for the quarter. Net proved reserves for the field were 70% oil at June 30, 2013. This field is the fourth largest oil field on the Gulf of Mexico Shelf.

South Timbalier 21 Field.  We operate and have a 100% working interest in the South Timbalier 21 field, located six miles offshore of Lafourche Parish, Louisiana in approximately 50 feet of water on OCS blocks South Timbalier 21, 22, 23, 27 and 28, as well as on two state leases. The field was discovered by Gulf Oil in the late 1950s and has produced in excess of 327 MMBOE since production first began in 1957. The field is bounded on the north by a major Miocene expansion fault. Miocene sands are trapped structurally and stratigraphically from 7,000 feet to 15,000 feet in depth. Minor faulting that is secondary to the major normal fault separates hydrocarbon accumulations into individual compartments. There are 10 major production platforms and 43 smaller structures located throughout the field and 48 active wells. The field’s average net production for the quarter ended June 30, 2013 of 2 MBOED accounted for approximately 4% of our net production for the quarter. Net proved reserves for the field were 86% oil at June 30, 2012. This field is the tenth largest oil field on the Gulf of Mexico Shelf.

Main Pass 73 Field.  We operate and have a 100% working interest in the Main Pass 73 field, located in approximately 100 feet of water near the mouth of the Mississippi River and in close proximity to the Main Pass 61 field. This field consists of OCS blocks Main Pass 72, 73, and part of 74. The field was originally discovered in 1976 by Mobil and production began in 1979. Production is from the Upper Miocene sands ranging in depths from 5,000 to 12,500 feet. Three producing platforms and one central facility are located throughout the field. We also have ownership in two Petroquest Energy, Inc. operated gas condensate wells on Main Pass 74. Average net production from the complex for the quarter ended June 30, 2013 of 1.9 MBOED accounted for approximately 4% of our net production for the quarter. Net proved reserves for the field were 72% oil at June 30, 2013.

Ultra-Deep Trend Exploration and Development Activity

We participate with Freeport McMoRan and Chevron U.S.A. Inc. in several prospects in the ultra-deep shelf and onshore area (“ultra-deep trend”) in the Gulf of Mexico. Data received to date from ultra-deep trend drilling with respect to the Davy Jones and Blackbeard West discovery wells in the Gulf of Mexico confirm geologic modeling that correlates objective sections on the shelf below the salt weld in the Miocene and older age sections to those productive sections seen in deepwater discoveries by other industry participants. In addition to Davy Jones and Blackbeard West, the Freeport McMoRan operated group has also identified approximately 20 ultra-deep prospects near existing infrastructure. Since 2008, the Ultra-Deep drilling program has included Blackbeard East, Lafitte, Blackbeard West, Lomond North, Blackbeard West No. 2 and Lineham Creek exploratory wells and delineation drilling at Davy Jones. We expect to have more than sufficient liquidity to fund our current commitments related to our ultra-deep trend exploration and development activity.

As previously reported, we have drilled two successful salt wells in the Davy Jones field. The Davy Jones No. 1, drilled to a true vertical depth 28,977 logged 200 net feet of pay in multiple Wilcox sands, which were all full to base. The Davy Jones offset appraisal well (Davy Jones No. 2, true vertical depth 30,422), which is located two and a half miles southwest of Davy Jones No. 1, confirmed 120 net feet of pay in multiple Wilcox sands, indicating continuity across the major structural features of the Davy Jones prospect, and also encountered 192 net feet of potential hydrocarbons in the Tuscaloosa and Lower Cretaceous carbonate sections. The Davy Jones field involves a large ultra-deep structure encompassing four OCS lease blocks (20,000 acres). As of June 30, 2013, our investment in both wells in the Davy Jones field totaled approximately $147 million.

Davy Jones.  The Davy Jones No. 1 well on South Marsh Island Block 230 in 19 feet of water was successfully completed in March 2012 and work is ongoing to establish commercial production from the well. The perforation of the Wilcox “D” sand in March 2012 resulted in positive pressure build-up in the wellbore followed by a gas flare from the well. Initial samples indicated that the natural gas from the Wilcox “D” sand is high quality and contains low levels of CO2 and no H2S is present. Blockage from drilling fluid associated with initial drilling operations prevented the Freeport McMoRan operated group from obtaining a measurable flow rate. In January 2013, the operator re-perforated the Wilcox zones in the well with through-tubing perforating guns. Operations confirm that the perforations were open and that fluid could be injected through the perforations into the formation. A mini hydraulic fracture was performed indicating that the well could be fracture stimulated.

Blackbeard East.  The Blackbeard East ultra-deep exploration by-pass well located in 80 feet of water on South Timbalier Block 144 was drilled to a true vertical depth of 33,318 feet in January 2012. Exploration results from the well indicate the presence of hydrocarbons below the salt weld in geologic formations including Upper/Middle Miocene, Frio, Vicksburg, and Sparta carbonate. The Frio sands are the first hydrocarbon bearing Frio sands encountered either on the Gulf of Mexico shelf or in the deepwater offshore Louisiana. Pressure and temperature data below the salt weld between 19,500 feet and 24,600 feet at Blackbeard East indicate that a completion at these depths could utilize conventional equipment and technologies. The operator held the lease rights to South Timbalier Block 144 through August 17, 2012 and prior to the lease expiration submitted initial development plans for Blackbeard East to the Bureau of Safety and Environmental Enforcement (“BSEE”). The operator plans to test and complete the upper Miocene sands during 2014 using 20,000 psi equipment and conventional technologies. Additional plans for further development of the deeper zones continue to be evaluated. The Freeport McMoRan operated group’s ability to preserve the interest in Blackbeard East will require approval from the BSEE of the development plans. As of June 30, 2013, our investment in the well totaled approximately $51 million.

Lafitte.  The Lafitte ultra-deep exploration well, which is located on Eugene Island Block 223 in 140 feet of water, was drilled to a true vertical depth of 34,162 feet in March 2012. Exploration results from the well indicate the presence of hydrocarbons below the salt weld in geologic formations including Middle/Lower Miocene, Frio, Upper Eocene, and Sparta carbonate. Freeport McMoRan's lease rights to Eugene Island Block 223 expired on October 8, 2012. Prior to the lease expiration, the operator submitted its initial development plans to complete and test the Frio/Cris R sands in the upper Eocene for Lafitte to the BSEE. This completion would have required the development of 30,000 psi equipment and the design development and procurement of such equipment would require an extended period of time leading up to the initiation of completion activities. For business reasons, in June 2013 the operator withdrew its Suspension of Production application requesting no further action from BSEE. As a result, interest in the Lafitte well and related leases effectively expired. As of June 30, 2013, our investment in the well totaled approximately $40 million.

Blackbeard West.  Information gained from the Blackbeard East and Lafitte wells will enable us to consider priorities for future operations at Blackbeard West. As previously reported, the Blackbeard West ultra-deep exploratory well drilled in 70 feet of water on South Timbalier Block 168 was drilled to measured depth of 32,997 feet in 2008. Logs indicated four potential hydrocarbon bearing zones that require further evaluation. The well was temporarily abandoned.

The Blackbeard West No. 2 ultra-deep exploration well on Ship Shoal 188 commenced drilling in 70 feet of water on November 25, 2011 and reached true vertical depth of 25,584 feet in January 2013. Through logs and core data, the operator has identified three potential hydrocarbon bearing Miocene sand sections between approximately 20,900 and 24,000 feet. Initial completion efforts are expected to focus on the development of approximately 50 net feet of laminated sands in the Middle Miocene located at approximately 24,000 feet. Additional development opportunities in the well bore include approximately 80 net feet of potential low-resistivity pay at approximately 22,400 feet and an approximate 75 foot gross section at approximately 20,900 feet. Pressure and temperature data indicate that a completion at these depths could utilize conventional equipment and technologies. Our investment in both Blackbeard West wells totaled approximately $57 million at June 30, 2013. Our operating partner’s current plans are to complete the well using 20,000 psi equipment and conventional technologies in late 2013 or early 2014.

Lineham Creek.  The Lineham Creek ultra deep exploration well, operated by Chevron U.S.A. Inc., which is located onshore in Cameron Parish, Louisiana commenced drilling on March 31, 2011. The well, which targets Eocene and Paleocene objectives below the salt weld was drilled to a total depth of 29,426 feet true vertical depth before sticking, the drill pipe was unable to be recovered. The proposed total drilling depth was 30,500 feet. The well encountered positive results in the Yegua sands section in November 2012. Detailed whole core and log data obtained will be used in evaluating future plans for all ultra-deep wells. The well is currently being sidetracked at 23,000 feet, and we expect the well to be drilled to 24,600 feet of true vertical depth in order to collect conventional cores from the Yegua sands section. As of June 30, 2013, our investment in the Lineham Creek well totaled approximately $17 million.

Lomond North.  The Lomond North exploration prospect located onshore in St. Martin Parish, Louisiana, commenced drilling on September 19, 2012 in the Highlander area where multiple high potential prospects on an 80,000 acre position have been identified and is operated by Freeport McMoRan. The well which is targeting Eocene, Creataceous and Paleocene objectives below the salt weld, is currently drilling below 25,100 feet towards a proposed total depth of 30,000 feet. As of June 30, 2013, our investment in the Lomond North well totaled approximately $21 million. Completion design and planning is underway for long lead time items.

Reserve Estimation Procedures and Internal Controls over Reserve Estimates

Prior to fiscal year 2013, Netherland, Sewell & Associates, Inc., independent oil and gas consultants (“NSAI”) prepared evaluations on all of our proved reserves on a valuation basis and the estimates of proved oil and natural gas reserves attributable to our net interests in oil and gas properties. For fiscal year 2013, proved reserves were estimated and compiled for reporting purposes by our reservoir engineers and audited by NSAI as described in further detail under “Third Party Reserves Audit” below.

Our policies regarding internal controls over recording of reserves estimates require reserves to be in compliance with respect to reserve categorization and future producing rates, using the definitions for proved reserves set forth in Regulation S-X Rule 4-10(a) and subsequent SEC staff interpretations and guidance and prepared in accordance with the guidelines as set forth in the Society of Petroleum Engineers auditing standards. Our internal controls over reserves estimates include, but are not limited to the following:

•	a comparison of historical expenses is made to the lease operating costs in the reserve database;
•	updated capital costs are supplied by our Operations Department;
•	internal reserves estimates are reviewed by well and by area by our reservoir engineers. A variance by well to the previous year-end reserve report and quarter-end reserve estimate is used as a tool in this process;
•	material reserve variances are discussed among our internal reservoir engineers and the Director of Reserves and Business Planning to ensure the best estimate of remaining reserves;
•	all relevant data is compiled in a computer database application, to which only authorized personnel are given access rights consistent with their assigned job function;
•	reserve estimates are finally reviewed and approved by our Director of Reserves and Business Planning and certain members of senior management;
•	the Audit Committee of our Board of Directors reviews significant reserve changes on an annual basis; and
•	NSAI is engaged by the Audit Committee to perform an audit of our processes and the reasonableness of our estimates of proved reserves and has direct access to the Audit Committee.

Qualifications of Primary Internal Engineer and Third Party Engineers

Our Director of Reserves and Business Planning is the technical person primarily responsible for overseeing the preparation of our internal reserve estimates and for coordinating reserve audits conducted by NSAI. He has 28 years of industry experience with positions of increasing responsibility. The Director of Reserves and Business Planning directly reports to our Chief Financial Officer.

NSAI provides worldwide petroleum property analysis services for energy clients, financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-002699. The technical person primarily responsible for the preparation of an audit of our processes and the reasonableness of our estimates of proved reserves has been a practicing consulting petroleum engineer at NSAI since 2006 and has over 11 years of practical experience in petroleum engineering. He graduated with a Bachelor of Science in Petroleum Engineering and has a Masters of Business Administration degree. NSAI has informed us that he meets or exceeds the education, training, and experience requirements set forth in the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum

Engineers and is proficient in the application of industry standard practices to engineering evaluations as well as the application of SEC and other industry definitions and guidelines. The technical work was conducted by a team of 5 NSAI petroleum engineers and geoscientists having an average industry experience of 15 years.

Because the estimates prepared by our senior reservoir engineering staff and audited by NSAI depend on many assumptions, any or all of which may differ from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered.

Technologies Used in Reserve Estimation

The SEC’s reserves rules expanded the technologies that a company can use to establish reserves. The SEC now allows use of techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate. To achieve reasonable certainty, our internal reservoir engineers employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps, seismic data, well test data, production data, historical price and cost information and property ownership interests. The accuracy of the estimates of our reserves is a function of:

•	the quality and quantity of available data and the engineering and geological interpretation of that data;
•	estimates regarding the amount and timing of future operating costs, severance taxes, development costs and workovers, all of which may vary considerably from actual results;
•	future prices of oil and natural gas, which may vary considerably from those mandated by the SEC; and
•	the judgment of the persons preparing the estimates.

Third-Party Reserves Audit

The estimate of reserves disclosed in this Form 10-K for fiscal 2013 is prepared by our reservoir engineers and we are responsible for the adequacy and accuracy of those estimates. We engaged NSAI to perform an audit of our processes and the reasonableness of our estimates of proved reserves. The reserves audit included a detailed review of all our major and minor fields and covered all of our proved reserves.

In connection with the fiscal 2013 reserves audit, NSAI prepared its own estimates of our proved reserves. In order to prepare its estimates of proved reserves, NSAI examined our estimates with respect to reserves quantities, future production rates, future net revenue, and the present value of such future net revenue. NSAI also examined our estimates with respect to reserves categorization and future producing rates, using the definitions for proved reserves set forth in Regulation S-X Rule 4-10(a) and subsequent SEC staff interpretations and guidance.

In the conduct of the reserves audit, NSAI did not independently verify the accuracy and completeness of information and data furnished by us with respect to ownership interests, oil and gas production, well test data, historical costs of operation and development, product prices, or any agreements relating to current and future operations of the fields and sales of production. However, if in the course of the examination something came to the attention of NSAI which brought into question the validity or sufficiency of any such information or data, NSAI did not rely on such information or data until it had satisfactorily resolved its questions relating thereto or had independently verified such information or data.

When compared on a well by well basis, some of our estimates are greater and some are less than the estimates of NSAI. Given the inherent uncertainties and judgments that go into estimating proved reserves, differences between internal and external estimates are to be expected. NSAI determined that our estimates of reserves have been prepared in accordance with the definitions and regulations of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about the recoverability of reserves in future years, under existing economic and operating conditions, consistent with the definition in Rule 4-10(a)(24) of

Regulation S-X. NSAI issued an unqualified audit opinion on our proved reserves as of June 30, 2013, based upon their evaluation. NSAI concluded that our estimates of proved reserves were, in the aggregate, reasonable and have been prepared in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. NSAI’s report is attached as Exhibit 99.1 to this Form 10-K.

Summary of Oil and Gas Reserves at June 30, 2013

The following estimates of the net proved oil and natural gas reserves of our oil and gas properties located entirely within the U.S. are based on evaluations prepared our internal reservoir engineers and were audited by NSAI. Reserves were estimated in accordance with guidelines established by the SEC, which require that reserve estimates be prepared under existing economic and operating conditions with no provisions for price and cost changes except by contractual arrangements. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, reserve estimates are expected to change as additional performance data becomes available.

	Summary of Oil and Gas Reserves as of June 30, 2013 Based on Average Fiscal-Year Prices
	Oil MMBbls	Natural Gas Bcf	MMBOE	Percent of Total Proved	PV-10 (in thousands)(1)
Proved
Developed	80.2	175.6	109.5	61%	$3,553,992
Undeveloped	53.4	93.5	69.0	39%	2,595,644
Total Proved	133.6	269.1	178.5		6,149,636
Future Income taxes					2,591,351
Less 10% discount					923,237
Future income taxes discounted at 10%					1,668,114
Standardized measure of future discounted net cash flows					$4,481,522

(1)	We refer to “PV-10” as the present value of estimated future net revenues of estimated proved reserves using a discount rate of 10%. This amount includes projected revenues less estimated production costs, abandonment costs and development costs. PV-10 is not a financial measure prescribed under accounting principles generally accepted in the U.S. (“U.S. GAAP”); therefore, the table reconciles this amount to the standardized measure of discounted future net cash flows, which is the most directly comparable U.S. GAAP financial measure. Management believes that the non-U.S. GAAP financial measure of PV-10 is relevant and useful for evaluating the relative monetary significance of oil and natural gas properties. PV-10 is used internally when assessing the potential return on investment related to oil and natural gas properties and in evaluating acquisition opportunities. We believe the use of this pre-tax measure is valuable because there are unique factors that can impact an individual company when estimating the amount of future income taxes to be paid. Management believes that the presentation of PV-10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and natural gas companies. PV-10 is not a measure of financial or operating performance under U.S. GAAP, nor is it intended to represent the current market value of our estimated oil and natural gas reserves. PV-10 should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under U.S. GAAP. Average prices (calculated using the average of the first-day-of-the-month commodity prices during the 12-month period ending on June 30, 2013) used in determining future net revenues were $91.60 per barrel of oil for West Texas Intermediate benchmark plus $16.64 per barrel for crude quality and location differentials, for a total of $108.24 per barrel. For NGL’s, the average price used was $43.64 per barrel. For natural gas, the average price used was $3.63 per MMBtu.

Changes in Proved Reserves

Our proved developed reserve estimates increased by 27.8 MMBOE or 34% to 109.5 MMBOE at June 30, 2013 from 81.7 MMBOE at June 30, 2012. The increase was primarily due to:

•	Additions of 11.2 MMBOE from drilling, recompletions, and wells returned to production with major additions at South Timbalier 54: 2.9 MMBOE, Main Pass 61: 2.5 MMBOE, Grand Isle 16: 1.7 MMBOE, and West Delta 73: 1.2 MMBOE;
•	Improved well performance of 22.3 MMBOE was realized with major upward revisions at West Delta 73: 9.4 MMBOE, South Timbalier 54: 6.2 MMBOE, South Pass 49: 4.4 MMBOE, and Main Pass 61: 1.3 MMBOE;
•	Offset by a 1 MMBOE downward performance revision at Main Pass 73, and 15.7 MMBOE of production; and
•	Acquisitions of 8.0 MMBOE at Bayou Carlin: 7.0 MMBOE and Vermilion 164: 1.0 MMBOE.

Our proved undeveloped (“PUD”) reserve estimates increased by 31.1 MMBOE or 82% to 69.0 MMBOE at June 30, 2013 from 37.9 MMBOE at June 30, 2012. The increase was primarily due to:

•	Additions of 36.3 MMBOE from identification of new proved undeveloped reserve locations were primarily at West Delta 73: 14.2 MMBOE, West Delta 30: 12.6 MMBOE, South Timbalier 54: 7 MMBOE, and Main Pass 61: 1.5 MMBOE;
•	Acquisitions of 4.8 MMBOE at Vermilion 164: 3.3 MMBOE and West Delta 30: 1.5 MMBOE;
•	Offset by 3.2 MMBOE of proved undeveloped reserves as of June 30, 2012 reserve report, which were converted to proved developed reserves and revised upward by 5.8 MMBOE in fiscal 2013. This resulted in a total of 9.0 MMBOE being converted to proved developed reserves during fiscal 2013 with the majority of the horizontal conversions at West Delta 73: 8.3 MMBOE. These proved undeveloped reserves were booked as directional/vertical in fiscal 2012 but we opted to drill these locations as horizontals instead, for higher production rates and ultimate recovery. The upward revision of 5.8 MMBOE in fiscal 2013 was a result of the higher realized initial production performance and higher estimated ultimate recovery from horizontals versus verticals; and
•	1.4 MMBOE of PUD reserves expired at South Timbalier 21: 0.4 MMBOE and South Pass 49: 1 MMBOE due to the five year development rule.

Two PUD reserve locations were not converted into proved developed reserves within the five year requirement and remain booked as proved undeveloped at June 30, 2013. Main Pass 61 OCS-G 16493 A-3 and Main Pass 73 B-19 ST are both PUD reserve locations to be sidetracked, but are still producing and cannot be drilled until the proved developed producing zone in each well depletes.

Development of Proved Undeveloped Reserves

Our PUD reserves at June 30, 2013 were 69 MMBOE. Future development costs associated with our PUD reserves at June 30, 2013 totaled approximately $1,000 million. In the fiscal year ended June 30, 2013, we developed approximately 8.4% of our PUD reserves included in our June 30, 2012 reserve report, consisting of 10 gross, 8.7 net wells at a net cost of approximately $113 million. We update and approve our reserves development plan on an annual basis, which includes our program to drill PUD locations. Updates to our reserves development plan are based upon long range criteria, including top value projects, maximization of present value and production volumes, drilling obligations, five-year rule requirements, and anticipated availability of certain rig types. The relative portion of total PUD reserves that we develop over the next five years will not be uniform from year to year, but will vary by year depending on several factors, including financial targets such as reducing debt and/or drilling within cash flow, drilling obligatory wells and the inclusion of new acquisitions with PUD reserves. As scheduled in our long range plan that is reflected in the June 30, 2013 reserve report and further reflected in our initial budget for fiscal 2014, we expect to convert approximately 15% of our PUD reserves during fiscal year 2014, 24% during fiscal year 2015, 27% during fiscal year 2016, 16% during fiscal year 2017 and 18% during fiscal year 2018. We did not have any PUD well locations, other than the two PUD locations mentioned above, as of June 30, 2013 that were not scheduled to be converted into proved developed reserves within the five-year requirement as of June 30, 2013.

The following table discloses our progress toward the conversion of PUD reserves during the fiscal year ended June 30, 2013.

	Crude Oil and Natural Gas	Future Development Costs
	(MBOE)	(In thousands)
Proved undeveloped reserves at June 30, 2012	37,931	$531,131
Extensions and discoveries	36,265	546,504
Revisions of previous estimates	384	5,377
Reclassification of proved undeveloped(1)	(1,416)	(19,828)
Changes in prices and costs	—	29,782
Purchases of reserves in place	4,836	72,877
Conversions to proved developed reserves	(8,993)	(125,925)
Total proved undeveloped reserves added	31,076	508,787
Proved undeveloped reserves at June 30, 2013	69,007	$1,039,918

(1)	Relates to the reclassification of PUD reserves to probable reserves due to the SEC five-year development rule.

Drilling Activity

The following table sets forth our drilling activity.

	Year Ended June 30,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Productive wells drilled
Development	23.0	19.7	13.0	10.4	10.0	6.0
Exploratory	1.0	0.1	—	—	4.0	1.0
Total	24.0	19.8	13.0	10.4	14.0	7.0
Non productive dry wells drilled
Development	3.0	3.0	1.0	0.1	1.0	0.3
Exploratory	3.0	2.2	2.0	1.3	3.0	1.3
Total	6.0	5.2	3.0	1.4	4.0	1.6

Present Activities

As of June 30, 2013, six gross wells, representing approximately 3.6 net wells, were being drilled.

Delivery Commitments

We had no delivery commitments in the three years ended June 30, 2013.

Productive Wells

Our working interests in productive wells follow.

	June 30,
	2013		2012
	Gross	Net	Gross	Net
Natural Gas	91	51	93	40
Crude Oil	372	284	357	270
Total	463	335	450	310

Acreage

Working interests in developed and undeveloped acreage follow.

	June 30, 2013
	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Onshore	38,700	36,856	109,876	40,295	148,576	77,151
Offshore	384,829	235,405	346,132	99,774	730,961	335,179
Total	423,529	272,261	456,008	140,069	879,537	412,330

The following table summarizes potential expiration of our onshore and offshore undeveloped acreage.

	Year Ending June 30,
	2014		2015		2016
	Gross	Net	Gross	Net	Gross	Net
Onshore	3,138	2,049	2,279	8,483	40,734	20,643
Offshore	51,737	28,917	70,447	12,583	—	—
Total	54,875	30,966	72,726	21,066	40,734	20,643

Capital Expenditures, Including Acquisitions and Costs Incurred

Property acquisition costs:

	Year Ended June 30,
	2013	2012	2011
	(In Thousands)
Oil and Gas Activities
Development	$636,406	$383,495	$180,191
Exploration	168,512	183,397	98,133
Acquisitions	161,164	6,401	1,012,262
Administrative and other	11,187	3,778	2,909
Capital expenditures, including acquisitions	977,269	577,071	1,293,495
Asset retirement obligations and other, net	(2,283)	(55,399)	205,702
Total costs incurred	$974,986	$521,672	$1,499,197

Oil and Gas Production and Prices

Our average daily production represents our net ownership and includes royalty interests and net profit interests owned by us. Our average daily production and average sales prices follow.

	Year Ended June 30,
	2013	2012	2011
Sales Volumes per Day
Natural gas (MMcf)	88.6	81.5	67.2
NGLs (MBbls)	2.3	2.8	1.7
Crude oil (MBbls)	26.0	27.7	21.7
Total (MBOE)	43.1	44.1	34.6
Percent of BOE from crude oil and NGLs	66%	69%	68%
Average Sales Price
Natural gas per Mcf	$3.48	$2.97	$4.15
Hedge gain per Mcf	0.47	0.94	1.54
Total natural gas per Mcf	$3.95	$3.91	$5.69
NGLs per Bbl	$38.38	$53.73	$48.28
Crude oil per Bbl	$109.12	$111.41	$94.34
Hedge gain (loss) per Bbl	1.40	0.04	(7.34)
Total crude oil per Bbl	$110.52	$111.45	$87.00
Sales price per BOE	$75.14	$78.97	$69.59
Hedge gain (loss) per BOE	1.81	1.77	(1.61)
Total sales price per BOE	$76.95	$80.74	$67.98

Oil and Gas Production, Prices and Production Costs — Significant Fields

The following field contains 15% or more of our total proved reserves as of June 30, 2013. Our average daily production, average sales prices and production costs were as follows:

	Year Ended June 30,
	2013	2012	2011
West Delta 73
Sales Volumes per Day
Natural gas (MMcf)	9.0	6.0	9.8
NGLs (MBbls)	0.1	0.1	—
Crude oil (MBbls)	3.5	2.3	0.8
Total (MBOE)	5.1	3.4	2.5
Percent of BOE from crude oil and NGLs	71%	71%	32%
Average Sales Price
Natural gas per Mcf	$3.46	$1.67	$4.60
NGLs per Bbl	$33.50	$61.18	$—
Crude oil per Bbl	$109.11	$111.33	$103.49
Production Costs per BOE	$18.54	$21.30	$9.71

Production Unit Costs

Our production unit costs follow. Production costs include lease operating expense and production taxes.

	Year Ended June 30,
	2013	2012	2011
Average Costs per BOE
Production costs
Lease operating expense
Insurance expense	$2.08	$1.77	$2.21
Workover and maintenance	4.15	3.49	2.62
Direct lease operating expense	15.23	13.99	14.12
Total lease operating expense	21.46	19.25	18.95
Production taxes	0.33	0.45	0.26
Total production costs	$21.79	$19.70	$19.21
Gathering and transportation	$1.54	$1.01	$0.98
Depreciation, depletion and amortization rates	$23.95	$22.76	$23.22

Sale of Certain Onshore Properties

In 2011, we closed on the sale of certain onshore crude oil and natural gas properties for cash consideration of $39.6 million. The properties included approximately 70 producing wells in 20 fields with net production on the date of sale of approximately 8 MMcf/d of natural gas and 285 Bbl/d of crude oil, or a total equivalent of 1.6 MBOE/d.

Derivative Activities

We actively manage price risk and hedge a high percentage of our proved developed producing reserves to enhance revenue certainty and predictability. In connection with our acquisitions, we enter into hedging arrangements to minimize commodity downside exposure. We believe that our disciplined risk management strategy provides substantial price protection so that our cash flow is largely driven by production results rather than commodity prices. This greater price certainty allows us to efficiently allocate our capital resources and minimize our operating cost. For further information regarding our risk management activities, please read Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.

Marketing and Customers

We market substantially all of our oil and natural gas production from the properties we operate. We also market more than half of our oil and natural gas production from the fields we do not operate. The majority of our operated oil and gas production is sold to a variety of purchasers under short-term (less than 12 months) contracts at market-based prices.

Shell Trading Company (“Shell”) accounted for approximately 35%, 32% and 61% of our total oil and natural gas revenues during the years ended June 30, 2013, 2012 and 2011, respectively. ExxonMobil Corporation (“ExxonMobil”) accounted for approximately 37%, 37% and 22% of our total oil and natural gas revenues during the years ended June 30, 2013, 2012 and 2011, respectively. J.P. Morgan Ventures Energy Corporation (“J.P. Morgan”) accounted for 12% and 18% of our total oil and natural gas revenues during the years ended June 30, 2013 and 2012, respectively. We also sell our production to a number of other customers, and we believe that those customers, along with other purchasers of oil and natural gas, would purchase all or substantially all of our production in the event that Shell, ExxonMobil or J.P. Morgan curtailed their purchases.

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

The price we receive from the sale of oil and natural gas liquids is affected by the cost of transporting those products to market. Rates charged and terms of service for the interstate pipeline transportation of oil, natural gas liquids and other refined petroleum products also are regulated by FERC. FERC has established an indexing methodology for changing the interstate transportation rates for oil pipelines, which allows such pipelines to take an annual inflation-based rate increase. We are not able to predict with any certainty what effect, if any, these regulations will have on us, but, other factors being equal, the regulations may, over time, tend to increase transportation costs which may have the effect of reducing wellhead prices for oil and natural gas liquids.

Market manipulation and market transparency regulations.  Under the Energy Policy Act of 2005 (“EPAct 2005”), FERC possesses regulatory oversight over natural gas markets, including the purchase, sale and transportation of natural gas by “any entity” in order to enforce the anti-market manipulation provisions in the EPAct 2005. The Commodity Futures Trading Commission (“CFTC”) also holds authority to regulate certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act. Likewise, the Federal Trade Commission (“FTC”) holds authority to regulate wholesale petroleum markets pursuant to the Federal Trade Commission Act and the Energy Independence and Security Act of 2007. With regard to our physical purchases and sales of natural gas, natural gas liquids, and crude oil, our gathering or transportation of these energy commodities, and any related hedging activities that we undertake, we are required to observe these anti-market manipulation laws and related regulations enforced by FERC, FTC and/or the CFTC. These agencies hold substantial enforcement authority, including the ability to assess civil penalties of up to $1 million per day per violation, or, for the CFTC, triple the monetary gain to the violator, order disgorgement of profits, and recommend criminal penalties. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third party damage claims by, among others, sellers, royalty owners and taxing authorities.

FERC has issued certain market transparency rules pursuant to its EPAct 2005 authority, which may affect some or all of our operations. FERC issued a final rule in 2007, as amended by subsequent orders on rehearing (“Order 704”), which requires wholesale buyers and sellers of more than 2.2 million MMBtu of physical natural gas in the previous calendar year, including natural gas producers, gatherers, processors, and marketers, to report, on May 1 of each year, aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to, or may contribute to, the formation of price indices, as explained in the order. It is the responsibility of the reporting entity to determine which transactions should be reported based on the guidance of Order 704. Order 704 also requires market participants to indicate whether they report prices to any index publishers and, if so, whether their reporting complies with FERC’s policy statement on price reporting. In addition, on November 20, 2008, FERC issued a final rule pursuant to its EPAct 2005 authority regarding daily scheduled flows and capacity posting requirements, as amended by subsequent orders on rehearing (“Order 720”). Under Order 720, certain non-interstate pipelines delivering, on an annual basis, more than an average of 50 million MMBtu of gas over the previous three calendar years, are required to post certain information daily regarding the pipeline’s capacity and scheduled flows for each receipt and delivery point that has a design capacity equal to or greater than 15,000 MMBtu per day. Over the previous three calendar years, we have delivered, on average, less than 50 million MMBtu of gas, and therefore we believe that we are currently exempt from Order 720.

Oil Pipeline Regulations.  We own interests in oil pipelines regulated by FERC under the Interstate Commerce Act (“ICA”), the Energy Policy Act of 1992 (“EPAct of 1992”), and the rules and regulations promulgated under those laws and, thus, have interstate tariffs on file with FERC setting forth our interstate transportation rates and charges and the rules and regulations applicable to our jurisdictional transportation service. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including interstate pipelines that transport crude oil, natural gas liquids and refined petroleum products pipelines, be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with FERC. Under the ICA, shippers may challenge new or existing rates or services. FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period. A successful rate challenge could result in an oil pipeline paying refunds for the period that the rate was in effect and/or reparations for up to two years prior to the filing of a complaint. FERC generally has not investigated oil pipeline rates on its own initiative.

Under the EPAct of 1992, oil pipeline rates in effect for the 365-day period ending on the date of enactment of the EPAct of 1992 are deemed to be just and reasonable under the ICA, if such rates were not subject to complaint, protest or investigation during that 365-day period. These rates are commonly referred to as “grandfathered rates.” FERC may change grandfathered rates upon complaint only after it is shown that (i) a substantial change has occurred since enactment in either the economic circumstances or the nature of the services that were a basis for the rate; (ii) the complainant was contractually barred from challenging the rate prior to enactment of the EPAct of 1992 and filed the complaint within 30 days of the expiration of the contractual bar; or (iii) a provision of the tariff is unduly discriminatory or preferential. The EPAct of 1992 places no similar limits on challenges to a provision of an oil pipeline tariff as unduly discriminatory or preferential.

The EPAct of 1992 further required FERC to establish a simplified and generally applicable ratemaking methodology for interstate oil pipelines. As a result, FERC adopted an indexing rate methodology which, as currently in effect, allows oil pipelines to change their rates within prescribed ceiling levels that are tied to changes in the Producer Price Index for Finished Goods, plus 2.65 percent. Rate increases made under the index are subject to protest, but the scope of the protest proceeding is limited to an inquiry into whether the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline's increase in costs. The indexing methodology is applicable to any existing rate, including a grandfathered rate. Indexing includes the requirement that, in any year in which the index is negative, pipelines must file to lower their rates if those rates would otherwise be above the rate ceiling. However, the pipeline is not required to reduce its rates below the level deemed just and reasonable under the EPAct of 1992.

While an oil pipeline, as a general rule, must use the indexing methodology to change its rates, FERC also retained cost-of-service ratemaking, market-based rates, and settlement rates as alternatives to the indexing approach. A pipeline can follow a cost-of-service approach when seeking to increase its rates above the rate ceiling (or when seeking to avoid lowering rates to the reduced rate ceiling), provided that the pipeline can establish that there is a substantial divergence between the actual costs experienced by the pipeline and the rate resulting from application of the index. A pipeline can charge market-based rates if it establishes that it lacks significant market power in the affected markets. In addition, a pipeline can establish rates under settlement.

Outer Continental Shelf Regulations.  Our operations on federal oil and gas leases in the Gulf of Mexico are subject to regulation by the BSEE and the Bureau of Ocean Energy Management (BOEM”), successor agencies to the Minerals Management Service. These leases contain relatively standardized terms and require compliance with detailed BSEE and BOEM regulations and orders issued pursuant to various federal laws, including the Outer Continental Shelf Lands Act (“OCSLA”). These laws and regulations are subject to change, and many new requirements were imposed by the BSEE and BOEM subsequent to the April 2010 Deepwater Horizon incident. For offshore operations, lessees must obtain BOEM approval for exploration, development and production plans prior to the commencement of such operations. In addition to permits required from other agencies such as the U.S. Environmental Protection Agency, (the “EPA”), lessees must obtain a permit from the BSEE prior to the commencement of drilling and comply with regulations governing, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells on the OCS, calculation of royalty payments and the valuation of production for this purpose, and removal of facilities. To cover the various obligations of lessees on the OCS, such as the cost to plug and abandon wells and decommission and remove platforms and pipelines at the end of production, the BOEM generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met, unless the BOEM exempts the lessee from such obligations. The cost of such bonds or other surety can be substantial, and we can provide no assurance that we can continue to obtain bonds or other surety in all cases. As a result of the recent bankruptcy of ATP Oil and Gas, the BOEM has indicated that it may review the estimated cost of future plugging, abandonment, decommissioning and removal obligations of other OCS operators and may increase the amount of financial assurance required with respect to these obligations. Under certain circumstances, the BSEE, a new federal agency created to enforce compliance with safety and environmental rules applicable to OCS activities, may require our operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect our financial condition and operations. We own certain crude oil pipelines located on the OCS. BSEE regulates terms of service on OCS pipelines to provide open and nondiscriminatory access.

Gathering regulations.  Section 1(b) of the federal Natural Gas Act (“NGA”) exempts natural gas gathering facilities from the jurisdiction of FERC under the NGA. Although FERC has not made any formal determinations with respect to any of the natural gas gathering pipeline facilities that we own, we believe that our natural gas gathering pipelines meet the traditional tests that FERC has used to establish a pipeline’s status as a gathering pipeline not subject to FERC jurisdiction. The distinction between FERC-regulated transmission facilities and federally unregulated gathering facilities, however, has been the subject of substantial litigation and, over time, FERC’s policy for determining which facilities it regulates has changed. In addition, the distinction between FERC-regulated transmission facilities, on the one hand, and gathering facilities, on the other, is a fact-based determination made by FERC on a case-by-case basis. The classification and regulation of our gathering lines may be subject to change based on future determinations by FERC, the courts or the U.S. Congress.

State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and in some instances complaint-based rate regulation. Our gathering operations may also be subject to state ratable take and common purchaser statutes, designed to prohibit discrimination in favor of one producer over another or one source of supply over another. The regulations under these statutes can have the effect of imposing some restrictions on our ability as an owner of gathering facilities to decide with whom we contract to gather natural gas. Failure to comply with state regulations can result in the imposition of administrative, civil and criminal remedies. In addition, our natural gas gathering operations could be adversely affected should they be subject to more stringent application of state or federal regulation of rates and services, though we do not believe that we would be affected by any such action in a manner differently than other companies in our areas of operation.

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

Employees

We had 271 employees at June 30, 2013. At June 30, 2013, we had no employees represented by labor unions or covered by any collective bargaining agreement. We believe that relations with our employees are good.

Available Information

We file or furnish annual, quarterly and current reports and other documents with the SEC under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents we file with the SEC at www.sec.gov.

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

We engage in exploration and development drilling activities, which are inherently risky. These activities may be unsuccessful for many reasons. In addition to a failure to find oil or natural gas, drilling efforts can be affected by adverse weather conditions such as hurricanes and tropical storms in the U.S. Gulf of Mexico, cost overruns, equipment shortages and mechanical difficulties. Therefore, the successful drilling of an oil or gas well does not ensure we will realize a profit on our investment. A variety of factors, both geological and market-related, could cause a well to become uneconomic or only marginally economic. In addition to their costs, unsuccessful wells could impede our efforts to replace reserves.

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

For example, the oil and gas properties that we acquired in February 2006 were damaged by both Hurricanes Katrina and Rita, and again by Hurricanes Gustav and Ike and the oil and gas properties that we acquired in June 2007 were damaged by Hurricanes Katrina and Rita. This damage required us to spend time and capital on inspections, repairs, debris removal, and the drilling of replacement wells. In accordance with industry practice, we maintain insurance against some, but not all, of these risks and losses. For additional information, please read “— Our insurance may not protect us against all of the operating risks to which our business is exposed.”

Because all or a number of the properties could experience many of the same conditions at the same time, these conditions could have a relatively greater impact on our results of operations than they might have on other producers who have properties over a wider geographic area.

Most of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage.

We own leasehold interests in areas not currently held by production. Unless production in paying quantities is established on units containing certain of these leases during their terms, the leases will expire. If our leases expire, we will lose our right to develop the related properties. For instance, on June 5, 2013, our interest in the Lafitte well effectively expired due to the need for a completion process that would have required the development of 30,000 psi equipment. The design development and procurement of such equipment would require an extended period of time leading up to the initiation of completion activities.

Our drilling plans for areas not currently held by production are subject to change based upon various factors, including factors that are beyond our control, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints and regulatory approvals. On our acreage that we do not operate, we have less control over the timing of drilling and there is therefore additional risk of expirations occurring in those sections.

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

Natural gas and oil prices historically have been volatile and are likely to continue to be volatile in the future, especially given current geopolitical and economic conditions. For example, the WTI crude oil spot price per barrel for the period between January 1, 2013 and June 30, 2013 ranged from a high of $98.44 to a low of $86.68 and the NYMEX natural gas spot price per MMBtu for the period January 1, 2013 to June 30, 2013 ranged from a high of $4.41 to a low of $3.11. Prices for oil and natural gas fluctuate widely in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors beyond our control, such as:

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

We have included in this Form 10-K certain estimates of our proved reserves as of June 30, 2013 prepared in a manner consistent with our interpretation of the SEC rules relating to modernizing reserve estimation and disclosure requirements for oil and natural gas companies, as well as the interpretation of our independent petroleum consultant performing an audit of our reserve estimates. Included within these SEC reserve rules is a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be classified as such if a development plan has been adopted indicating that they are scheduled to be drilled within five years of the date of booking. This rule may limit our potential to book additional proved undeveloped reserves as we pursue our drilling program. Further, if we postpone drilling of proved undeveloped reserves beyond this five-year development horizon, we may have to write off reserves previously recognized as proved undeveloped. During the year ended June 30, 2013, we reduced our proved reserve estimates by 1.4 MMBOE due to the five year development rule.

As of June 30, 2013, approximately 39% of our total proved reserves were undeveloped and approximately 10% of our total proved reserves were developed non-producing. There can be no assurance that all of those reserves will ultimately be developed or produced.

While we have plans or are in the process of developing plans for exploiting and producing a majority of our proved reserves, there can be no assurance that all of those reserves will ultimately be developed or produced. We are not the operator with respect to approximately 3% of our proved undeveloped reserves, so we may not be in a position to control the timing of all development activities. Furthermore, there can be no assurance that all of our undeveloped and developed non-producing reserves will ultimately be produced during the time periods we have planned, at the costs we have budgeted, or at all, which could result in the write-off of previously recognized reserves.

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

High production rates generally result in recovery of a relatively higher percentage of reserves from properties in the U.S. Gulf of Mexico during the initial few years when compared to other regions in the U.S. Typically, 50% of the reserves of properties in the U.S. Gulf of Mexico are depleted within three to four years with natural gas wells having a higher rate of depletion than oil wells. Due to high initial production rates, production of reserves from reservoirs in the U.S. Gulf of Mexico generally decline more rapidly than from other producing reservoirs. The vast majority of our existing operations are in the U.S. Gulf of Mexico. As a result, our reserve replacement needs from new prospects may be greater than those of other oil and gas companies with longer-life reserves in other producing areas. Also, our expected revenues and return on capital will depend on prices prevailing during these relatively short production periods. Our need to generate revenues to fund ongoing capital commitments or repay debt may limit our ability to slow or shut in production from producing wells during periods of low prices for oil and natural gas.

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

Ultra–deep trend wells may require equipment that may delay development and incur longer drilling times, which may increase costs.

We have participated in eight wells to date with our participations ranging from approximately 9% to 20%. These projects have similar geological characteristics as deepwater prospects with a potential for significant reserves. The ultra-deep wells are some of the deepest wells ever drilled in the world and are subject to very high pressures and temperatures. The drilling, logging and completion techniques are near the limits of existing technologies. As a result, new technologies and techniques are being developed to deal with these challenges. The use of advanced drilling technologies involves a higher risk of technological failure and potentially higher costs. In addition, there can be delays in completion due to necessary equipment that is specially ordered to handle the challenges of ultra-deep wells.

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

We maintain insurance for some, but not all, of the potential risks and liabilities associated with our business. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. Due to market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance policies are economically unavailable or available only for reduced amounts of coverage. Consistent with industry practice, we are not fully insured against all risks, including high-cost business interruption insurance and drilling and completion risks that are generally not recoverable from third parties or insurance. In addition, pollution and environmental risks generally are not fully insurable. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our financial condition and results of operations. Due to a number of catastrophic events like the terrorist attacks on September 11, 2001, Hurricanes Ivan, Katrina, Rita, Gustav and Ike, and the April 20, 2010 Deep Water Horizon incident, insurance underwriters increased insurance premiums for many of the coverages historically maintained and issued general notices of cancellation and significant changes for a wide variety of insurance coverages. The oil and natural gas industry suffered damage from Hurricanes Ivan, Katrina, Rita, Gustav and Ike. As a result, insurance costs have increased significantly from the costs that similarly situated participants in this industry have historically incurred. Insurers are requiring higher retention levels and limit the amount of insurance proceeds that are available after a major wind storm in the event that damages are incurred. If storm activity in the future is severe, insurance underwriters may no longer insure U.S. Gulf of Mexico assets against weather-related damage. In addition, we do not intend to put in place business interruption insurance due to its high cost. This insurance may not be economically available in the future, which could adversely impact business prospects in the U.S. Gulf of Mexico and adversely impact our operations. If an accident or other event resulting in damage to our operations, including severe weather, terrorist acts, war, civil disturbances, pollution or environmental damage, occurs and is not fully covered by insurance or a recoverable indemnity from a vendor, it could adversely affect our financial condition and results of operations. Moreover, we may not be able to maintain adequate insurance in the future at rates we consider reasonable or be able to obtain insurance against certain risks.

Weather Based Insurance Linked Securities may not payout in case of a hurricane or may not fully cover damage.

We utilize Weather Based Insurance Linked Securities (“Securities”) to supplement our windstorm insurance coverage to mitigate potential loss to our most valuable oil and gas properties from hurricanes in the Gulf of Mexico. These Securities are generally structured to provide for payments of negotiated amounts should a hurricane having a pre-established category pass within specific pre-defined areas encompassing our oil and gas producing fields. If the criteria are met, the payout is made to us irrespective of whether there is any actual damage. While these Securities are meant to provide some excess windstorm coverage, there can be no certainty that these Securities will meet the payout criteria even if there is substantial damage by a hurricane of a lower category than that specified in the Securities. In addition, the payment made may not be sufficient to cover any actual damage incurred from a storm.

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

As we carry out our planned drilling program, we will not serve as operator of all planned wells. We currently operate approximately 94% of our proved reserves. As a result, we may have limited ability to exercise influence over the operations of some non-operated properties or their associated costs. Dependence on the operator and other working interest owners for these projects, and limited ability to influence operations and associated costs could prevent the realization of targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

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

We are exposed to risks of loss in the event of nonperformance by our vendors, customers and by counterparties to our price risk management arrangements. Some of our vendors, customers and counterparties may be highly leveraged and subject to their own operating and regulatory risks. Many of our vendors, customers and counterparties finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. From time to time, the availability of credit is more restrictive. Additionally, many of our vendors’, customers’ and counterparties’ equity values have substantially declined. The combination of reduction of cash flow resulting from declines in commodity prices and the lack of availability of debt or equity financing may result in a significant reduction in our vendors, customers and counterparties liquidity and ability to make payments or perform on their obligations to us. Even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with other parties. Any increase in the nonpayment or nonperformance by our vendors, customers and/or counterparties could reduce our cash flows.

We sell the majority of our production to three customers.

Shell accounted for approximately 35%, ExxonMobil accounted for approximately 37% and J.P. Morgan accounted for approximately 12% of our total oil and natural gas revenues during the year ended June 30, 2013. Our inability to continue to sell our production to Shell, ExxonMobil or J.P. Morgan, if not offset by sales with new or other existing customers, could have a material adverse effect on our business and operations.

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

Additionally, if John D. Schiller, Jr. ceases to be our chief executive officer (except as a result of his death or disability) and a reasonably acceptable successor is not appointed, the lenders of our revolving credit facility could declare amounts outstanding thereunder immediately due and payable. Such an event could have a material adverse effect on our business and operations.

Cyber incidents could result in information theft, data corruption, operational disruption, and/or financial loss.

The oil and gas industry has become increasingly dependent on digital technologies to conduct day-to-day operations including certain exploration, development and production activities. For example, software programs are used to interpret seismic data, manage drilling rigs, production equipment and gathering and transportation systems, conduct reservoir modeling and reserves estimation, and for compliance reporting. The use of mobile communication devices has increased rapidly. Industrial control systems such as SCADA (supervisory control and data acquisition) now control large scale processes that can include multiple sites and long distances, such as power generation and transmission, communications and oil and gas pipelines.

We depend on digital technology, including information systems and related infrastructure, to process and record financial and operating data, communicate with our employees and business partners, analyze seismic and drilling information, estimate quantities of oil and gas reserves and for many other activities related to our business. Our business partners, including vendors, service providers, purchasers of our production, and financial institutions, are also dependent on digital technology. The complexity of the technologies needed to extract oil and gas in increasingly difficult physical environments, such as ultra-deep trend, and global competition for oil and gas resources make certain information more attractive to thieves.

As dependence on digital technologies has increased, cyber incidents, including deliberate attacks or unintentional events, have also increased. A cyber attack could include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption, or result in denial-of-service on websites. Certain countries, including China, Russia and Iran, are believed to possess cyber warfare capabilities and are credited with attacks on American companies and government agencies. SCADA-based systems are potentially more vulnerable to cyber attacks due to the increased number of connections with office networks and the internet.

Our technologies, systems, networks, and those of our business partners may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period.

A cyber incident involving our information systems and related infrastructure, or that of our business partners, could disrupt our business plans and negatively impact our operations in the following ways, among others:

•	unauthorized access to seismic data, reserves information or other sensitive or proprietary information could have a negative impact on our ability to compete for oil and gas resources;
•	data corruption, communication interruption, or other operational disruption during drilling activities could result in a dry hole cost or even drilling incidents;
•	data corruption or operational disruption of production infrastructure could result in loss of production, or accidental discharge;
•	a cyber attack on a vendor or service provider could result in supply chain disruptions which could delay or halt one of our major development projects, effectively delaying the start of cash flows from the project;
•	a cyber attack on a third party gathering or pipeline service provider could prevent us from marketing our production, resulting in a loss of revenues;
•	a cyber attack involving commodities exchanges or financial institutions could slow or halt commodities trading, thus preventing us from marketing our production or engaging in hedging activities, resulting in a loss of revenues;
•	a cyber attack which halts activities at a power generation facility or refinery using natural gas as feed stock could have a significant impact on the natural gas market, resulting in reduced demand for our production, lower natural gas prices, and reduced revenues;
•	a cyber attack on a communications network or power grid could cause operational disruption resulting in loss of revenues;
•	a deliberate corruption of our financial or operational data could result in events of non-compliance which could lead to regulatory fines or penalties; and
•	business interruptions could result in expensive remediation efforts, distraction of management, damage to our reputation, or a negative impact on the price of our common stock.

Although to date we have not experienced any losses relating to cyber attacks, there can be no assurance that we will not suffer such losses in the future. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

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

Since our inception in July 2005, we have made five major acquisitions and have become a reporting company in the U.S. Future transactions may prove to stretch our internal resources and infrastructure. As a result, we may need to invest in additional resources, which will increase our costs. Any further acquisitions we make over the short term would likely intensify these risks.

We may be unable to successfully integrate the operations of the properties we acquire.

Integration of the operations of the properties we acquire with our existing business is a complex, time-consuming and costly process. Failure to successfully integrate the acquired businesses and operations in a timely manner may have a material adverse effect on our business, financial condition, results of operations and cash flows. The difficulties of combining the acquired operations include, among other things:

•	operating a larger organization;
•	coordinating geographically disparate organizations, systems and facilities;
•	integrating corporate, technological and administrative functions;
•	diverting management’s attention from other business concerns;
•	diverting financial resources away from existing operations;
•	increasing our indebtedness; and
•	incurring potential environmental or regulatory liabilities and title problems.

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

Our assessment of the acquired properties will not reveal all existing or potential problems nor will it permit us to become familiar enough with the properties to fully assess their capabilities and deficiencies. In the course of our due diligence, we historically have not physically inspected every well, platform or pipeline. Even if we had physically inspected each of these, our inspections may not have revealed structural and environmental problems, such as pipeline corrosion or groundwater contamination. We may not be able to obtain contractual indemnities from the seller for liabilities associated with such risks. We may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with our expectations. If an acquired property does not perform as originally estimated, we may have an impairment, which could have a material adverse effect on our financial position and results of operations.

Risks Related to Our Indebtedness and Access to Capital and Financing

Our level of indebtedness may limit our ability to borrow additional funds or capitalize on acquisition or other business opportunities.

As of June 30, 2013, we had total indebtedness of $1,370 million. Our leverage and the current and future restrictions contained in the agreements governing our indebtedness may reduce our ability to incur additional indebtedness, engage in certain transactions or capitalize on acquisition or other business opportunities. Our indebtedness and other financial obligations and restrictions could have financial consequences. For example, they could:

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing our senior notes and our revolving credit facility do not fully prohibit us or our subsidiaries from doing so. At June 30, 2013, we and our subsidiary guarantors collectively had approximately $365 million of secured indebtedness and $1 billion of other indebtedness. If new debt or liabilities are added to our current debt level, the related risks that we now face could increase.

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

The indentures governing our senior notes and our revolving credit facility contain various covenants that limit our ability and the ability of our subsidiaries to, among other things:

•	incur dividend or other payment obligations;
•	incur indebtedness and issue preferred stock; and
•	sell or otherwise dispose of assets, including capital stock of subsidiaries.

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

As of June 30, 2013, we had borrowed $339 million and had $225 million in letters of credit issued under our revolving credit facility and our borrowing base was $850 million. We expect that the next determination of the borrowing base under our revolving credit facility will occur in the fall of 2013. If the borrowing base is reduced or maintained, the new borrowing base is subject to approval by banks holding not less than 67% of the lending commitments under our revolving credit facility, and the final borrowing base may be lower than the level recommended by the agent for the bank group.

Our borrowing base is redetermined semi-annually by our lenders in their sole discretion. The lenders will redetermine the borrowing base based on an engineering report with respect to our natural gas and oil reserves, which will take into account the prevailing natural gas and oil prices at such time. In the future, we may not be able to access adequate funding under our revolving credit facility as a result of (1) a decrease in our borrowing base due to the outcome of a subsequent borrowing base redetermination, or (2) an unwillingness or inability on the part of our lending counterparties to meet their funding obligations. If oil and natural gas commodity prices deteriorate, the revised borrowing base under our revolving credit facility may be reduced. As a result, we may be unable to obtain adequate funding under our revolving credit facility or even be required to pay down amounts outstanding under our revolving credit facility to reduce our level of borrowing. If funding is not available when needed, or is available only on unfavorable terms, it could adversely affect our exploration and development plans as currently anticipated and our ability to make new acquisitions, each of which could have a material adverse effect on our production, revenues and results of operations.

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

With the increase in our proved reserves as of June 30, 2013 versus June 30, 2012, we intend to seek an increase in the borrowing base as part of our next redetermination to occur as scheduled in the fall of 2013.

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

Our current borrowing base under our revolving credit facility is $850 million. In the future, we may not be able to access adequate funding under our revolving credit facility as a result of (1) a decrease in our borrowing base due to the outcome of a subsequent borrowing base redetermination, or (2) an unwillingness or inability on the part of our lending counterparties to meet their funding obligations. Declines in commodity prices, or a continuing decline in those prices, could result in a determination to lower the borrowing base in the future and, in such case, we could be required to repay any indebtedness in excess of the borrowing base. The turmoil in the financial markets has adversely impacted the stability and solvency of a number of large global financial institutions.

The recent credit crisis also made it more difficult to obtain funding in the public and private capital markets. In particular, the cost of raising money in the debt and equity capital markets increased substantially while the availability of funds from those markets generally diminished significantly. Also, as a result of concerns about the general stability of financial markets and the solvency of specific counterparties, the cost of obtaining financing from the credit markets increased as many lenders and institutional investors have increased interest rates, imposed tighter lending standards, refused to refinance existing debt at maturity or on terms similar to existing debt or at all, or, in some cases, ceased to provide any new funding. A return of these conditions could materially and adversely affect our company.

Risks Related to Environmental and Other Regulations

Our operations are subject to environmental and other government laws and regulations that are costly and could potentially subject us to substantial liabilities.

As described in more detail below, our business activities are subject to regulation by multiple federal, state and local governmental agencies. Our historical and projected operating costs reflect the recurring costs resulting from compliance with these regulations, and we do not anticipate material expenditures in excess of these amounts in the absence of future acquisitions or changes in regulation, or discovery of existing but unknown compliance issues. Additional proposals and proceedings that affect the oil and gas industries are regularly considered by Congress, the states, regulatory commissions and agencies, and the courts. We cannot predict when or whether any such proposals may become effective or the magnitude of the impact changes in laws and regulations may have on our business; however, additions or enhancements to the regulatory burden on our industry generally increase the cost of doing business and affect our profitability.

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

FERC regulates interstate natural gas transportation rates and terms of service, which affect the marketing of gas we produce, as well as the revenues we receive for sales of such production. Since the mid-1980s, FERC has issued various orders that have significantly altered the marketing and transportation of gas. These orders resulted in a fundamental restructuring of interstate pipeline sales and transportation services, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the city-gate sales services such pipelines previously performed. These FERC actions were designed to increase competition within all phases of the gas industry. The interstate regulatory framework may enhance our ability to market and transport our gas, although it may also subject us to greater competition and to the more restrictive pipeline imbalance tolerances and greater associated penalties for violation of such tolerances.

Our sales of oil and natural gas liquids are not presently regulated and are made at market prices. The price we receive from the sale of those products is affected by the cost of transporting the products to market. FERC has implemented regulations establishing an indexing methodology for interstate transportation rates for oil pipelines, which, generally, would index such rate to inflation, subject to certain conditions and limitations. We are not able to predict with any certainty what effect, if any, these regulations will have on us, but, other factors being equal, the regulations may, over time, tend to increase transportation costs which may have the effect of reducing wellhead prices for oil and natural gas liquids.

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

Although FERC has not made any formal determinations with respect to any of our facilities, we believe that our natural gas gathering pipelines meet the traditional tests that FERC has used to determine if a pipeline is a gathering pipeline and are therefore not subject to FERC’s jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of substantial litigation, however, and, over time, FERC’s policy for determining which facilities it regulates has changed. In addition, the distinction between FERC-regulated transmission facilities, on the one hand, and gathering facilities, on the other, is a fact-based determination made by FERC on a case-by-case basis. If FERC were to consider the status of an individual facility and determine that the facility and/or services provided by it are not exempt from FERC regulation under the NGA and that the facility provides interstate service, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by FERC under the NGA or the Natural Gas Policy Act of 1978 (NGPA). Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, could adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the NGA or NGPA, this could result in the imposition of civil penalties as well as a requirement to disgorge charges collected for such service in excess of the rate established by FERC.

State regulation of gathering facilities includes safety, environmental and, in some circumstances, nondiscriminatory take requirements and in some instances complaint-based rate regulation. Our gathering operations may also be subject to state ratable take and common purchaser statutes, designed to prohibit discrimination in favor of one producer over another or one source of supply over another. State and local regulation may cause us to incur additional costs or limit our operations and can have the effect of imposing some restrictions on our ability as an owner of gathering facilities to decide with whom we contract to gather natural gas. Failure to comply with state regulations can result in the imposition of administrative, civil and criminal remedies.

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

Rate regulation may not allow us to recover the full amount of increases in our costs.

We have ownership interests in oil pipelines that are subject to regulation by FERC. Rates for service on our system are set using FERC’s price indexing methodology. The indexing method currently allows a pipeline to increase its rates by a percentage factor equal to the change in the producer price index for finished goods plus 2.65 percent. When the index falls, we are required to reduce rates if they exceed the new maximum allowable rate. In addition, changes in the index might not be large enough to fully reflect actual increases in our costs.

FERC’s indexing methodology is subject to review every five years. The current or any revised indexing formula could hamper our ability to recover our costs because: (1) the indexing methodology is tied to an inflation index; (2) it is not based on pipeline-specific costs; and (3) it could be reduced in comparison to the current formula. Any of the foregoing would adversely affect our revenues and cash flow. FERC could limit our pipeline’s ability to set rates based on its costs, order our pipelines to reduce rates, require the payment of refunds or reparations to shippers, or any or all of these actions, which could adversely affect our financial position, cash flows, and results of operations. If FERC’s ratemaking methodology changes, the new methodology could also result in tariffs that generate lower revenues and cash flow.

Based on the way our oil pipelines are operated, we believe that the only transportation on our pipelines that is subject to the jurisdiction of FERC is the transportation specified in the tariff we have on file with FERC. We cannot guarantee that the jurisdictional status of transportation on our pipelines and related facilities will remain unchanged, however. Should circumstances change, then currently non-jurisdictional transportation could be found to be FERC-jurisdictional. In that case, FERC’s ratemaking methodologies may limit our ability to set rates based on our actual costs, may delay the use of rates that reflect increased costs, and may subject us to potentially burdensome and expensive operational, reporting and other requirements. Any of the foregoing could adversely affect our business, results of operations and financial condition.

If our tariff rates are successfully challenged, we could be required to reduce our tariff rates, which would reduce our revenues.

Shippers on our pipelines are free to challenge, or to cause other parties to challenge or assist others in challenging, our existing or proposed tariff rates. If any party successfully challenges our tariff rates, the effect would be to reduce revenues.

New regulatory requirements and permitting procedures recently imposed by the BSEE could significantly delay our ability to obtain permits to drill new wells in offshore waters.

Subsequent to the April 2010 Deepwater Horizon incident in the Gulf of Mexico, the BSEE issued a series of Notice to Lessees (“NTLs”) imposing new regulatory requirements and permitting procedures for new wells to be drilled in federal waters of the OCS. These new regulatory requirements include the following:

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

Since the adoption of these new regulatory requirements, BSEE has been taking much longer to review and approve permits for new wells. The new rules also increase the cost of preparing each permit application and will increase the cost of each new well, particularly for wells drilled in deeper waters on the OCS. The Workplace Safety Rule also has the potential to increase the cost of operating existing wells.

Our sales of oil and natural gas, and any hedging activities related to such energy commodities, expose us to potential regulatory risks.

FERC, the FTC and the CFTC hold statutory authority to regulate certain segments of the physical and futures energy commodities markets relevant to our business. These agencies have imposed broad regulations prohibiting fraud and manipulation of such markets. With regard to our physical sales of oil and natural gas, and any hedging activities related to these commodities, we are required to observe and comply with these anti-fraud and anti-manipulation regulations. Failure to comply with such regulations, as interpreted and enforced, could materially and adversely affect our financial condition or results of operations.

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

Congress recently adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, including us that participate in that market. This legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was signed into law by President Obama on July 21, 2010 and requires the CFTC, the SEC and other regulators to promulgate rules and regulations implementing the new legislation. In its rulemaking under the Dodd-Frank Act, the CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions or positions would be exempt from these position limits. The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time. The financial reform legislation may also require certain counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The final rules will be phased in over time according to a specified schedule which is dependent on the finalization of certain other rules to be promulgated jointly by the CFTC and the SEC. The Dodd-Frank Act and any new regulations could increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil, natural gas liquids and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil, natural gas liquids and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition and our results of operations.

We and our subsidiaries may need to obtain bonds or other surety in order to maintain compliance with those regulations promulgated by the U.S. Bureau of Ocean Energy Management, which, if required, could be costly and reduce borrowings available under our bank credit facility.

To cover the various obligations of lessees on the OCS of the U.S. Gulf of Mexico, such as the cost to plug and abandon wells and decommission and remove platforms and pipelines at the end of production, the BOEM generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be met. As a result of the recent bankruptcy of ATP Oil and Gas, the BOEM has indicated that it may review the estimated cost of future plugging, abandonment, decommissioning and removal obligations of other OCS operators and may increase the amount of financial assurance required with respect to these obligations. While we believe that we are currently exempt from the supplemental bonding requirements of the BOEM, the BOEM could re-evaluate our plugging obligations and increase them which could cause us to lose our exemption. The cost of these bonds or other surety could be substantial and there is no assurance that bonds or other surety could be obtained in all cases. In addition, we may be required to provide letters of credit to support the issuance of these bonds or other surety. Such letter of credit would likely be issued under our credit facility and would reduce the amount of borrowings available under such facility in the amount of any such letter of credit obligations. The cost of compliance with these supplemental bonding requirements could materially and adversely affect our financial condition, cash flows and results of operations.

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

The Budget for Fiscal Year 2014 sent to Congress by President Obama on April 10, 2013, contains recommendations that, if enacted into law, would eliminate certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include (1) the repeal of the percentage depletion allowance for oil and natural gas properties, (2) the elimination of current deductions for intangible drilling and development costs, (3) the elimination of the deduction for certain domestic production activities, and (4) an extension of the amortization period for certain geological and geophysical expenditures. Several bills have been introduced in Congress that would implement these proposals. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of this legislation or any similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such changes could have an adverse effect on our financial position, results of operations and cash flows.

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

Information regarding our properties is included in Item 1. Business of this Form 10-K

Item 3.	Legal Proceedings

We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material adverse effect on our financial position, results of operations or cash flows.

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

	Unrestricted Common Stock
	High	Low
Fiscal 2012
First Quarter	$34.89	$21.48
Second Quarter	32.05	20.27
Third Quarter	39.03	31.63
Fourth Quarter	37.96	26.41
Fiscal 2013
First Quarter	37.37	29.76
Second Quarter	35.60	30.68
Third Quarter	34.83	27.16
Fourth Quarter	26.79	21.78

As of July 31, 2013, there were approximately 374 holders of record of our unrestricted common stock.

Dividend Information

We paid quarterly cash dividends of $0.07 per share to holders of our common stock on September 14, 2012, December 14, 2012 and March 15, 2013 to shareholders of record on August 31, 2012, November 30, 2012 and March 1, 2013, respectively.

We paid quarterly cash dividends of $0.12 per share to holders of our common stock on June 14, 2013, to shareholders of record on May 31, 2013.

On July 17, 2013, our Board of Directors approved payment of a quarterly cash dividend of $0.12 per share to the holders of our common stock. The quarterly dividend will be paid on September 13, 2013 to shareholders of record on August 30, 2013.

Purchases of Equity Securities

Repurchases of Common Stock

In May 2013, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $250 million in value of our common stock for an extended period of time, in one or more open market transactions. The repurchase program authorizes us to make repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity and other appropriate factors. The repurchase program does not obligate us to acquire any particular amount of common stock and may be modified or suspended at any time and could be terminated prior to completion. The repurchase program will be funded with cash on hand or borrowings under our revolving credit facility. Any repurchased shares of common stock will be retained at the subsidiary level, subject to transfer to the parent company where they may be retired.

In connection with the repurchase program, our Board of Directors also approved a Rule 10b5-1 plan that allows us to repurchase common stock at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. A broker selected by us has the authority under the pricing parameters and other terms and limitations specified in the 10b5-1 plan to repurchase shares on our behalf. We periodically report the number of shares purchased under the plan.

The following table presents information about repurchases of our common stock during the quarter ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(In millions)
May 1, 2013 through May 31, 2013	2,047,000	$25.23	2,047,000	$198.3
June 1, 2013 through June 30, 2013	891,900	$23.49	891,900	$177.3
Total	2,938,900	$24.70	2,938,900

In July 2013, we utilized a total of $21.2 million to repurchase 914,000 shares of our common stock at a weighted average price per share, excluding fees, of $23.19, after which, $156.1 million remains available for repurchase under the share repurchase program.

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes to those consolidated financial statements included elsewhere in this Form 10-K.

	Year Ended June 30,
	2013	2012	2011	2010	2009
	(In Thousands, Except per Share Amounts)
Income Statement Data
Revenues	$1,208,845	$1,303,403	$859,370	$498,931	$433,830
Depreciation, Depletion and Amortization (“DD&A”)	376,224	367,463	293,479	181,640	217,207
Impairment of Oil and Gas Properties	—	—	—	—	576,996
Operating Income (Loss)	361,805	483,284	208,923	102,047	(517,217)
Other Income (Expense) – Net	(113,091)	(108,811)	(132,006)	(58,483)	(76,751)
Net Income (Loss)	162,081	335,827	64,655	27,320	(571,629)
Basic Earnings (Loss) per Common Share	$1.90	$4.10	$0.42	$0.56	$(19.77)
Diluted Earnings (Loss) per Common Share	$1.86	$3.85	$0.42	$0.56	$(19.77)
Cash Flow Data
Provided by (Used in)
Operating Activities	$638,148	$785,514	$387,725	$121,213	$245,835
Investing Activities
Acquisitions	(161,164)	(6,401)	(1,012,262)	(293,037)	—
Investment in properties	(816,105)	(570,670)	(281,233)	(145,112)	(266,012)
Other	(16,734)	7,478	38,423	53,989	2,935
Total Investing Activities	(994,003)	(569,593)	(1,255,072)	(384,160)	(263,077)
Financing Activities	238,768	(127,241)	881,530	188,246	(62,795)
Increase (Decrease) in Cash	$(117,087)	$88,680	$14,183	$(74,701)	$(80,037)
Dividends Paid per Average Common Share	$0.0825	$0.07	—	—	$0.075

	June 30,
	2013	2012	2011	2010	2009
	(In Thousands)
Balance Sheet Data
Total Assets	$3,611,711	$3,130,947	$2,798,860	$1,566,491	$1,328,662
Long-term Debt Including Current Maturities	1,370,045	1,018,344	1,113,387	774,600	862,827
Stockholders’ Equity	1,437,246	1,405,840	946,697	436,561	127,500
Common Shares Outstanding	76,486	78,838	76,203	50,637	29,150

	Year Ended June 30,
Operating Highlights	2013	2012	2011	2010	2009
	(In Thousands, Except per Unit Amounts)
Operating revenues
Crude oil sales	$1,067,686	$1,186,193	$777,869	$383,928	$278,014
Natural gas sales	112,753	88,608	101,815	69,399	113,156
Hedge gain (loss)	28,406	28,602	(20,314)	45,604	42,660
Total revenues	1,208,845	1,303,403	859,370	498,931	433,830
Percent of operating revenues from crude oil
Prior to hedge gain (loss)	90%	93%	88%	85%	71%
Including hedge gain (loss)	89%	91%	84%	78%	68%
Operating expenses
Lease operating expense
Insurance expense	32,737	28,521	27,876	27,603	19,188
Workover and maintenance	65,118	56,413	33,095	19,630	15,930
Direct lease operating expense	239,308	225,881	178,507	95,379	87,032
Total lease operating expense	337,163	310,815	239,478	142,612	122,150
Production taxes	5,246	7,261	3,336	4,217	5,450
Gathering and transportation	24,168	16,371	12,499	—	—
Depreciation, depletion and amortization	376,224	367,463	293,479	181,640	217,207
Impairment of oil and gas properties	—	—	—	—	576,996
General and administrative	71,598	86,276	75,091	49,667	24,756
Other – net	32,641	31,933	26,564	18,748	4,488
Total operating expenses	847,040	820,119	650,447	396,884	951,047
Operating income (loss)	$361,805	$483,284	$208,923	$102,047	$(517,217)
Sales volumes per day
Natural gas (MMcf)	88.6	81.5	67.2	42.6	47.9
Crude oil (MBbls)	28.3	30.5	23.4	14.7	11.4
Total (MBOE)	43.1	44.1	34.6	21.8	19.3
Percent of sales volumes from crude oil	66%	69%	68%	67%	59%
Average sales price
Natural gas per Mcf	$3.48	$2.97	$4.15	$4.47	$6.48
Hedge gain per Mcf	0.47	0.94	1.54	2.68	1.60
Total natural gas per Mcf	$3.95	$3.91	$5.69	$7.15	$8.08
Crude oil per Bbl	$103.48	$106.17	$90.95	$71.73	$67.06
Hedge gain (loss) per Bbl	1.29	0.04	(6.80)	0.75	3.56
Total crude oil per Bbl	$104.77	$106.21	$84.15	$72.48	$70.62
Total hedge gain (loss) per BOE	$1.81	$1.77	$(1.61)	$5.74	$6.04
Operating revenues per BOE	$76.95	$80.74	$67.98	$62.83	$61.47
Operating expenses per BOE
Lease operating expense
Insurance expense	2.08	1.77	2.21	3.48	2.72
Workover and maintenance	4.15	3.49	2.62	2.47	2.26
Direct lease operating expense	15.23	13.99	14.12	12.01	12.33
Total lease operating expense per BOE	21.46	19.25	18.95	17.96	17.31
Production taxes	0.33	0.45	0.26	0.53	0.77
Impairment of oil and gas properties	—	—	—	—	81.75
Gathering and transportation	1.54	1.01	0.98	—	—
Depreciation, depletion and amortization	23.95	22.76	23.22	22.87	30.78
General and administrative	4.56	5.34	5.94	6.25	3.51
Other – net	2.08	1.98	2.10	2.36	0.64
Total operating expenses per BOE	53.92	50.79	51.45	49.97	134.76
Operating income (loss) per BOE	$23.03	$29.95	$16.53	$12.86	$(73.29)

	Quarter Ended
Operating Highlights	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012
	(In Thousands, Except per Unit Amounts)
Operating revenues
Crude oil sales	$270,623	$273,280	$280,953	$242,830	$314,639
Natural gas sales	38,630	27,070	29,657	17,396	19,657
Hedge gain	5,072	3,424	9,909	10,001	7,650
Total revenues	314,325	303,774	320,519	270,227	341,946
Percent of operating revenues from crude oil
Prior to hedge gain	88%	91%	90%	93%	94%
Including hedge gain	87%	90%	89%	92%	92%
Operating expenses
Lease operating expense
Insurance expense	7,462	7,473	8,810	8,992	6,825
Workover and maintenance	15,622	19,166	20,217	10,113	21,070
Direct lease operating expense	59,371	59,666	56,895	63,376	59,306
Total lease operating expense	82,455	86,305	85,922	82,481	87,201
Production taxes	1,481	1,352	1,166	1,247	2,414
Gathering and transportation	5,668	4,411	6,098	7,991	4,358
DD&A	96,846	88,727	105,856	84,795	106,644
General and administrative	12,299	16,092	19,319	23,888	19,733
Other – net	3,829	7,017	8,621	13,174	5,186
Total operating expenses	202,578	203,904	226,982	213,576	225,536
Operating income	$111,747	$99,870	$93,537	$56,651	$116,410
Sales volumes per day
Natural gas (MMcf)	107.4	89.4	90.9	67.1	92.5
Crude oil (MBbls)	28.9	28.6	29.4	26.1	32.2
Total (MBOE)	46.8	43.5	44.6	37.3	47.6
Percent of sales volumes from crude oil	62%	66%	66%	70%	68%
Average sales price
Natural gas per Mcf	$3.95	$3.37	$3.55	$2.82	$2.34
Hedge gain per Mcf	0.23	0.29	0.60	0.89	0.55
Total natural gas per Mcf	$4.18	$3.66	$4.15	$3.71	$2.89
Crude oil per Bbl	$102.82	$106.11	$103.79	$101.03	$107.34
Hedge gain per Bbl	1.08	0.42	1.80	1.87	1.03
Total crude oil per Bbl	$103.90	$106.53	$105.59	$102.90	$108.37
Total hedge gain per BOE	$1.19	$0.87	$2.42	$2.91	$1.77
Operating revenues per BOE	$73.78	$77.58	$78.15	$78.72	$78.90
Operating expenses per BOE
Lease operating expense
Insurance expense	1.75	1.91	2.15	2.62	1.57
Workover and maintenance	3.67	4.89	4.93	2.95	4.86
Direct lease operating expense	13.94	15.24	13.87	18.46	13.68
Total lease operating expense per BOE	19.36	22.04	20.95	24.03	20.11
Production taxes	0.35	0.35	0.28	0.36	0.56
Gathering and transportation	1.33	1.13	1.49	2.33	1.01
DD&A	22.73	22.66	25.81	24.70	24.61
General and administrative	2.89	4.11	4.71	6.96	4.55
Other – net	0.90	1.79	2.10	3.84	1.20
Total operating expenses per BOE	47.56	52.08	55.34	62.22	52.04
Operating income per BOE	$26.22	$25.50	$22.81	$16.50	$26.86

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Form 10-K. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Known material factors that could cause or contribute to such differences include those discussed under “Item 1A. Risk Factors” in this Form 10-K.

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

Our operations are geographically focused and we target acquisitions of oil and gas properties with which we can add value by increasing production and ultimate recovery of reserves, whether through exploitation or exploration, often using reprocessed seismic data to identify previously overlooked opportunities. For the year ended June 30, 2013, excluding acquisitions, approximately 50% of our capital expenditures were associated with the exploitation of existing properties.

At June 30, 2013, our total proved reserves were 178.5 MMBOE of which 75% were oil and 61% were classified as proved developed. We operated or had an interest in 463 gross producing wells on 272,262 net developed acres, including interests in 41 producing fields. All of our properties are primarily located on the U.S. Gulf Coast and in the Gulf of Mexico, with approximately 93% of our proved reserves being offshore. This concentration facilitates our ability to manage the operated fields efficiently and our high number of wellbore locations provides diversification of our production and reserves. We believe operating our assets is key to our strategy, and approximately 94% of our proved reserves are on properties operated by us. We have a seismic database covering approximately 7,460 square miles, primarily focused on our existing operations. This database has helped us identify approximately 243 drilling opportunities. We believe the mature legacy fields on our acquired properties will lend themselves well to our aggressive exploitation strategy, and we expect to identify incremental exploration opportunities on the properties.

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

Fiscal Year 2013

Acquisitions

ExxonMobil oil and gas properties interests acquisition

On October 17, 2012, we closed on the acquisition of certain shallow-water Gulf of Mexico interests (“GOM Interests”) from Exxon Mobil Corporation (“Exxon”) for a total cash consideration of approximately $32.8 million. The GOM Interests cover 5,000 gross acres on Vermilion Block 164 (“VR 164”). We are the operator of these properties. In addition to acquiring the GOM Interests, we entered into a joint venture agreement with Exxon to explore for oil and gas on nine contiguous blocks adjacent to VR 164 in shallow waters on the GOM shelf. We operate the joint venture and commenced drilling on the initial prospect during the quarter ended December 31, 2012.

Dynamic Offshore oil and gas properties interests acquisition

On November 7, 2012, we acquired 100% of the interests (“Dynamic Interests”) held by Dynamic Offshore Resources, LLC (“Dynamic”) on VR 164 for approximately $7.2 million.

McMoRan oil and gas properties interests acquisition

On January 17, 2013, we closed on the acquisition of certain onshore Louisiana interests in the Bayou Carlin field (“Bayou Carlin Interests”) from McMoRan Oil and Gas, LLC (“McMoRan”) for a total cash consideration of $79.3 million. This acquisition is effective January 1, 2013. We are the operator of these properties.

RoDa oil and gas properties interests acquisition

On March 14, 2013, we acquired 100% of the interests (“RoDa Interests”) held by RoDa Drilling LP (“RoDa”) in the Bayou Carlin field for $32.7 million. This acquisition is effective January 1, 2013.

Tammany oil and gas properties interests acquisition

On June 28, 2013, we closed on the acquisition of certain offshore Louisiana interests in the West Delta field (“West Delta Interests”) from Tammany Energy Ventures, LLC (“Tammany”) for a total cash consideration of $8.3 million. This acquisition is effective June 1, 2013. We will be the operator of these properties.

Apache Joint Venture

On February 1, 2013, we entered into an Exploration Agreement (“Agreement”) with Apache Corporation (“Apache”) to jointly participate in exploration of oil and gas pay sands associated with salt dome structures on the central Gulf of Mexico Shelf. We have a 25% participation interest in the Agreement, which expires on February 1, 2018.

The area of mutual interest under this agreement includes several salt domes within a 135 block area. Our share of cost to acquire seismic data over a two-year seismic shoot phase is currently estimated to be approximately $37.5 million of which approximately $17.9 million was incurred through June 30, 2013. We have presently consented to participate in drilling one well and have an option to participate in two other wells under the current drilling program. Drilling on the first well commenced in May 2013 and our share of the costs related to this well at June 30, 2013 were approximately $8.1 million.

As of June 30, 2013, we paid consideration of approximately $3 million, being our participation interest, to Apache for 21 non-producing primary-term leases.

Please see Note 3 — “Acquisitions and Dispositions” to our Consolidated Financial Statements in this Form 10-K for more information regarding these transactions.

Ultra-Deep Trend Exploration and Development Activity

We participate with Freeport McMoRan and Chevron U.S.A. Inc. in several prospects in the ultra-deep shelf and onshore area (“ultra-deep trend”) in the Gulf of Mexico. Data received to date from ultra-deep trend drilling with respect to the Davy Jones and Blackbeard West discovery wells in the Gulf of Mexico confirm geologic modeling that correlates objective sections on the shelf below the salt weld in the Miocene and older age sections to those productive sections seen in deepwater discoveries by other industry participants. In addition to Davy Jones and Blackbeard West, the Freeport McMoRan operated group has also identified approximately 20 ultra-deep prospects near existing infrastructure. Since 2008, the Ultra-Deep drilling program has included Blackbeard East, Lafitte, Blackbeard West, Lomond North, Blackbeard West No. 2 and Lineham Creek exploratory wells and delineation drilling at Davy Jones. We expect to have more than sufficient liquidity to fund our current commitments related to our ultra-deep trend exploration and development activity.

As previously reported, we have drilled two successful salt wells in the Davy Jones field. The Davy Jones No. 1, drilled to a true vertical depth 28,977 logged 200 net feet of pay in multiple Wilcox sands, which were all full to base. The Davy Jones offset appraisal well (Davy Jones No. 2, true vertical depth 30,422), which is located two and a half miles southwest of Davy Jones No. 1, confirmed 120 net feet of pay in multiple Wilcox sands, indicating continuity across the major structural features of the Davy Jones prospect, and also encountered 192 net feet of potential hydrocarbons in the Tuscaloosa and Lower Cretaceous carbonate sections. The Davy Jones field involves a large ultra-deep structure encompassing four OCS lease blocks (20,000 acres). As of June 30, 2013, our investment in both wells in the Davy Jones field totaled approximately $147 million.

Davy Jones.  The Davy Jones No. 1 well on South Marsh Island Block 230 in 19 feet of water was successfully completed in March 2012 and work is ongoing to establish commercial production from the well. The perforation of the Wilcox “D” sand in March 2012 resulted in positive pressure build-up in the wellbore followed by a gas flare from the well. Initial samples indicated that the natural gas from the Wilcox “D” sand is high quality and contains low levels of CO2 and no H2S is present. Blockage from drilling fluid associated with initial drilling operations prevented the Freeport McMoRan operated group from obtaining a measurable flow rate. In January 2013, the operator re-perforated the Wilcox zones in the well with through-tubing perforating guns. Operations confirm that the perforations were open and that fluid could be injected through the perforations into the formation. A mini hydraulic fractured was performed indicating that the well could be fracture stimulated.

Blackbeard East.  The Blackbeard East ultra-deep exploration by-pass well located in 80 feet of water on South Timbalier Block 144 was drilled to a true vertical depth of 33,318 feet in January 2012. Exploration results from the well indicate the presence of hydrocarbons below the salt weld in geologic formations including Upper/Middle Miocene, Frio, Vicksburg, and Sparta carbonate. The Frio sands are the first hydrocarbon bearing Frio sands encountered either on the Gulf of Mexico shelf or in the deepwater offshore Louisiana. Pressure and temperature data below the salt weld between 19,500 feet and 24,600 feet at Blackbeard East indicate that a completion at these depths could utilize conventional equipment and technologies. The operator held the lease rights to South Timbalier Block 144 through August 17, 2012 and prior to the lease expiration date, submitted initial development plans for Blackbeard East to the Bureau of Safety and Environmental Enforcement (“BSEE”). The operator plans to test and complete the upper Miocene sands during 2014 using 20,000 psi equipment and conventional technologies. Additional plans for further development of the deeper zones continue to be evaluated. The Freeport McMoRan operated group’s ability to preserve the interest in Blackbeard East will require approval from the BSEE of the development plans. As of June 30, 2013, our investment in the well totaled approximately $51 million.

Lafitte.  The Lafitte ultra-deep exploration well, which is located on Eugene Island Block 223 in 140 feet of water, was drilled to a true vertical depth of 34,162 feet in March 2012. Exploration results from the well indicate the presence of hydrocarbons below the salt weld in geologic formations including Middle/Lower Miocene, Frio, Upper Eocene, and Sparta carbonate. Freeport McMoRan's lease rights to Eugene Island Block 223 expired on October 8, 2012. Prior to the lease expiration, the operator submitted its initial development plans to complete and test the Frio/Cris R sands in the upper Eocene for Lafitte to the BSEE. This completion would have required the development of 30,000 psi equipment and the design development and procurement of such equipment would require an extended period of time leading up to the initiation of completion activities. For business reasons, in June 2013 the operator withdrew its Suspension of Production application requesting no further action from BSEE. As a result, our interest in the Lafitte well and related leases effectively expired. As of June 30, 2013, our investment in the well totaled approximately $40 million.

Blackbeard West.  Information gained from the Blackbeard East and Lafitte wells will enable us to consider priorities for future operations at Blackbeard West. As previously reported, the Blackbeard West ultra-deep exploratory well drilled in 70 feet of water on South Timbalier Block 168 was drilled to measured depth of 32,997 feet in 2008. Logs indicated four potential hydrocarbon bearing zones that require further evaluation. The well was temporarily abandoned.

The Blackbeard West No. 2 ultra-deep exploration well on Ship Shoal 188 commenced drilling in 70 feet of water on November 25, 2011 and reached true vertical depth of 25,584 feet in January 2013. Through logs and core data, the operator has identified three potential hydrocarbon bearing Miocene sand sections between approximately 20,900 and 24,000 feet. Initial completion efforts are expected to focus on the development of approximately 50 net feet of laminated sands in the Middle Miocene located at approximately 24,000 feet. Additional development opportunities in the well bore include approximately 80 net feet of potential low-resistivity pay at approximately 22,400 feet and an approximate 75 foot gross section at approximately 20,900 feet. Pressure and temperature data indicate that a completion at these depths could utilize conventional equipment and conventional technologies. Our investment in both Blackbeard West wells totaled approximately $57 million at June 30, 2013. Our operating partner’s current plans are to complete the well using 20,000 psi equipment and technologies in late 2013 or early 2014.

Lineham Creek.  The Lineham Creek ultra deep exploration well, operated by Chevron U.S.A. Inc., which is located onshore in Cameron Parish, Louisiana commenced drilling on March 31, 2011. The well, which targets Eocene and Paleocene objectives below the salt weld was drilled to a total depth of 29,426 feet true vertical depth before sticking and the drill pipe was unable to be recovered. The proposed total drilling depth was 30,500 feet. The well encountered positive results in the Yegua sands section in November 2012. Detailed whole core and log data obtained will be used in evaluating future plans for all ultra-deep wells. The well is currently being sidetracked at 23,000 feet, and we expect the well to be drilled to 24,600 feet of true vertical depth in order to collect conventional cores from the Yegua sands section. As of June 30, 2013, our investment in the Lineham Creek well totaled approximately $17 million.

Lomond North.  The Lomond North exploration prospect located onshore in St. Martin Parish, Louisiana, commenced drilling on September 19, 2012 in the Highlander area where multiple high potential prospects on an 80,000 acre position have been identified and is operated by Freeport McMoRan. The well which is targeting Eocene, Creataceous and Paleocene objectives below the salt weld, is currently drilling below 25,100 feet towards a proposed total depth of 30,000 feet. As of June 30, 2013, our investment in the Lomond North well totaled approximately $21 million. Completion design and planning is underway for long lead time items.

Outlook

Our revenue, cash flow from operations and future growth depend substantially on factors beyond our control, such as access to capital, economic, political and regulatory developments, and competition from other sources of energy. Multiple events during 2009 through 2013 involving numerous countries and financial institutions and the market, in general, impacted liquidity within the capital markets. While efforts by the U.S. Treasury Department and banking regulators in the United States, Europe and other nations around the world to provide liquidity and stability to the financial sector have improved the capital markets, there is no assurance there will not be another shock to the capital and credit markets that could constrain credit. As a result, we expect that our ability to raise debt and equity and the terms on which we can raise capital could become somewhat restricted and will be dependent upon the condition of the capital and credit markets.

Although we currently expect to fund our capital program from existing cash flow from operations, these cash flows are dependent upon future production volumes and commodity prices. Maintaining adequate liquidity may involve the issuance of additional debt and equity at less attractive terms, could involve the sale of assets and could require reductions in our capital spending. In the near-term we will focus on maximizing returns on existing assets by deploying capital to improve existing production, pursuing our ultra-deep trend exploration program and our Apache and ExxonMobil joint venture program. Approximately 50 percent of our $660 million fiscal 2014 capital budget is focused on development of our core properties, 19 percent is on exploration and 12 percent is on facilities.

Natural gas and oil prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for natural gas or oil could materially and adversely affect our financial position, our results of operations, the quantities of natural gas and oil reserves that we can economically produce and our access to capital. As required by our revolving credit facility, we have mitigated this volatility through December 2015 by implementing a hedging program on a portion of our total anticipated production during this time frame. See Note 9 Derivative Financial Instruments of Notes to Consolidated Financial Statements in this Form 10-K for a detailed discussion of our hedging program.

We are also subject to natural gas and oil production declines in our producing properties. We attempt to replace this declining production through our drilling and recompletion program and acquisitions. We will maintain our focus on controlling costs to add reserves through drilling and acquisitions, as well as controlling the corresponding costs necessary to produce such reserves. Our ability to add reserves through drilling is dependent on our capital resources and can be limited by many factors, including the ability to timely obtain drilling permits and regulatory approvals and voluntary reductions in capital spending in a low commodity price environment as is currently being experienced in the natural gas market. Any delays in drilling, completion or connection to gathering lines of our new wells will negatively impact the rate of our production, which may have an adverse effect on our revenues. Consistent with our business strategy, we intend to invest the capital necessary to maintain our production at existing levels over the long-term provided that it is economical to do so based on the commodity price environment. However, we cannot be certain that we will be able to issue additional debt and equity on acceptable terms, or at all, and we may be unable to refinance our revolving credit facility when it expires on April 9, 2018. Additionally, should commodity prices decline, our borrowing base under our revolving credit facility may be reduced thereby eliminating the working capital necessary to fund our capital spending program as well as potentially requiring us to repay certain of our outstanding indebtedness. With the increase in our proved reserves as of June 30, 2013 versus June 30, 2012, we intend to seek an increase in the borrowing base as part of our next redetermination to occur as scheduled in the fall of 2013.

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

Exploring New Salt Plays.  Using a portion of our exploration budget, we explore for reserves in emerging plays beneath salt and in the shadow of salt, where seismic imaging can be difficult, but large structures with world-class resource potential exist. This includes salt-shadow joint ventures with Apache Corporation (“Apache JV”) in the Main Pass Area and with ExxonMobil in Vermillion Block 164 and 179, as well as the ultra-deep trend (depths in excess of 25,000 feet, either onshore or in water depths of less than 150 feet). Since 2008, we have partnered with Freeport McMoRan Oil and Gas, LLC (formerly McMoRan Exploration Company and now acquired by Freeport McMoRan Copper and Gold, Inc.) (“Freeport McMoRan”) to explore the ultra-deep trend. Including the Davy Jones discovery well and Blackbeard West discovery well, the Freeport McMoRan operated group (in which we have various interests) has identified approximately 20 ultra-deep prospects near existing infrastructure. We have participated in 8 wells to date with our participations ranging from approximately 9% to 20%. In the ExxonMobil JV, the original Pendragon well encountered mechanical issues and was plugged and abandoned. Plans are to drill an offset well (Pendragon #2) and the Merlin prospect in fiscal 2014, making use of reprocessed 3D seismic data to improve imaging of the prospects. In the Apache JV we are employing WAZ seismic technology, one of the first ever on the Gulf of Mexico Shelf, to better image prospects. We are currently drilling the Heron prospect, with additional prospects expected to be drilled once we have analyzed the WAZ data and the Heron results. We target to spend less than 15% of our budgeted cash flow on our exploration activities on the salt plays.

Results of Operations

Year Ended June 30, 2013 Compared With the Year Ended June 30, 2012

Our consolidated net income available for common stockholders was $150.6 million or $1.86 diluted per common share (“per share”) in fiscal 2013 as compared to consolidated net income available for common stockholders of $316.7 million or $3.85 diluted income per share in fiscal 2012. This decrease was primarily due lower crude oil sales prices and sales volumes coupled with higher costs and a higher effective income tax rate.

Sales Price and Volume Variances

	Year Ended June 30,		Increase (Decrease)		Increase (Decrease)
	2013	2012	Amount	Percent
					(In Thousands)
Price Variance(1)
Crude oil sales prices (per Bbl)	$104.77	$106.21	$(1.44)	(1)%	$(14,858)
Natural gas sales prices (per Mcf)	$3.95	3.91	0.04	1%	1,294
Total price variance					(13,564)
Volume Variance
Crude oil sales volumes (MBbls)	10,318	11,172	(854)	(8)%	(90,791)
Natural gas sales volumes (MMcf)	32,354	29,823	2,531	8%	9,797
BOE sales volumes (MBOE)	15,710	16,143	(433)	(3)%
Percent of BOE from crude oil	66%	69%
Total volume variance					(80,994)
Total price and volume variance					$(94,558)

(1)	Commodity prices include the impact of hedging activities.

Revenue Variances

	Year Ended June 30,		Increase (Decrease)
	2013	2012	Amount	Percent
		(In Thousands)
Crude oil	$1,080,982	$1,186,631	$(105,649)	(9)%
Natural gas	127,863	116,772	11,091	9%
Total revenues	$1,208,845	$1,303,403	$(94,558)	(7)%

Oil and Natural Gas Revenues

Our consolidated revenues decreased $94.6 million in fiscal 2013. Lower revenues were primarily due to lower crude oil and sales volumes and sales prices partially offset by the impact of higher natural gas sales volumes and prices. Revenue variances related to commodity prices and sales volumes are described below.

Sales Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow. Lower net commodity prices decreased revenues by $13.6 million in fiscal 2013. Average crude oil prices, including a $1.29 realized gain per barrel related to hedging activities, decreased $1.44 per barrel in fiscal 2013, resulting in decreased revenues of $14.9 million. Average natural gas prices, including a $0.47 realized gain per Mcf related to hedging activities, increased $0.04 per Mcf during fiscal 2013, resulting in increased revenues of $1.3 million. Commodity prices are affected by many factors that are outside of our control. Commodity prices we received during fiscal 2013 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time could result in reduced cash from operating activities, potentially causing us to expend less on our capital program. Lower spending on our capital program could result in a reduction of production volumes. We cannot accurately predict future commodity prices.

Sales Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow. Lower BOE sales volumes in fiscal 2013 resulted in decreased revenues of $81 million. Crude oil sales volumes decreased 854 MBbls in fiscal 2013, resulting in lower revenues of $90.8 million. The decrease in crude oil sales volumes in fiscal 2013 was principally due to the shut-in of production due to the damage caused by Hurricane Isaac and natural decline. Natural gas sales volumes increased 2,531 MMcf in fiscal 2013, resulting in improved revenues of $9.8 million. The increase in natural gas sales volumes in fiscal 2013 was primarily due to the results of our capital program partially offset by the shut-in of production due to the damage caused by Hurricane Isaac and natural decline.

Below is a discussion of costs and expenses and other (income) expense.

Costs and expenses and other (income) expense

	Year Ended June 30,				Increase (Decrease) Amount
	2013		2012
	Amount	Per BOE	Amount	Per BOE
	(In Thousands, except per unit amounts)
Costs and expenses
Lease operating expense
Insurance expense	$32,737	$2.08	$28,521	$1.77	$4,216
Workover and maintenance	65,118	4.15	56,413	3.49	8,705
Direct lease operating expense	239,308	15.23	225,881	13.99	13,427
Total lease operating expense	337,163	21.46	310,815	19.25	26,348
Production taxes	5,246	0.33	7,261	0.45	(2,015)
Gathering and transportation	24,168	1.54	16,371	1.01	7,797
DD&A	376,224	23.95	367,463	22.76	8,761
Accretion of asset retirement obligation	30,885	1.97	39,161	2.43	(8,276)
General and administrative expense	71,598	4.56	86,276	5.34	(14,678)
Loss (gain) on derivative financial instruments	1,756	0.11	(7,228)	(0.45)	8,984
Total costs and expenses	$847,040	$53.92	$820,119	$50.79	$26,921
Other (income) expense
Loss from equity method investees	$6,397	$0.41	$—	$—	$6,397
Other (income) expense – other	(1,965)	(0.13)	(71)	—	(1,894)
Interest expense	108,659	6.92	108,882	6.74	(223)
Total other (income) expense	$113,091	$7.20	$108,811	$6.74	$4,280

Costs and expenses increased $26.9 million in fiscal 2013. This increase in costs and expenses was due in part to higher production related expenses in fiscal 2013. Below is a discussion of costs and expenses.

Lease operating expense increased $26.3 million in fiscal 2013 compared to fiscal 2012. This increase was primarily due to higher direct lease operating and workover and maintenance expenses stemming from the increase in producing properties resulting from acquisitions and from our capital program.

Gathering and transportation expense increased $7.8 million in fiscal 2013 compared to fiscal 2012. This increase was primarily due to increased pipeline operations due to the acquisition of additional gathering lines.

DD&A expense increased $8.8 million primarily due to a higher DD&A rate ($18.7 million) partially offset by lower equivalent production ($9.9) million.

Accretion of asset retirement obligations decreased $8.3 million primarily as a result of downward revisions and settlement of asset retirement obligations during fiscal 2013.

The decrease in gain on derivative financial instruments in fiscal 2013 compared to fiscal 2012 of $9 million is principally due to the turnaround related to the net price ineffectiveness of our hedged crude oil and natural gas contracts.

Production taxes decreased $2 million primarily as a result of lower onshore production in 2013.

General and administrative expense decreased $14.7 million in fiscal 2013 principally as a result of lower compensation expense related to Restricted and Performance Units due to our lower common stock price.

Other (income) expense increased $4.3 million in fiscal 2013 as compared to fiscal 2012 due to the loss from equity method investees of $6.4 million which was partially offset by interest income of $1.9 million.

Income Tax Expense

Income tax expense increased $48 million in fiscal 2013 compared to fiscal 2012. The effective income tax rate for fiscal 2013 increased from fiscal 2012 from 10% to 34.8%. The increase in the effective tax rate from fiscal year 2012 of 10% to 34.8% in 2013 is due to the tax effect of increased earnings from U.S. operations taxed at the U.S. statutory tax rate of 35% that were not offset by a release of a significant valuation allowance in fiscal 2013 as it was in fiscal 2012. The effect of the increase in the effective income tax rate in fiscal 2013 was partially offset by lower pre-tax income in fiscal 2013.

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

Sales Price and Volume Variances

	Year Ended June 30,		Increase (Decrease)		Increase (Decrease)
	2012	2011	Amount	Percent
					(In Thousands)
Price Variance(1)
Crude oil sales prices (per Bbl)	$106.21	$84.15	$22.06	26%	$246,560
Natural gas sales prices (per Mcf)	3.91	5.69	(1.78)	(31)%	(53,085)
Total price variance					193,475
Volume Variance
Crude oil sales volumes (MBbls)	11,172	8,553	2,619	31%	220,388
Natural gas sales volumes (MMcf)	29,823	24,533	5,290	22%	30,170
BOE sales volumes (MBOE)	16,143	12,642	3,501	28%
Percent of BOE from crude oil	69%	68%
Total volume variance					250,558
Total price and volume variance					$444,033

(1)	Commodity prices include the impact of hedging activities.

Revenue Variances

	Year Ended June 30,		Increase (Decrease)
	2012	2011	Amount	Percent
	(In Thousands)
Crude oil	$1,186,631	$719,683	$466,948	65%
Natural gas	116,772	139,687	(22,915)	(16)%
Total revenues	$1,303,403	$859,370	$444,033	52%

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

Below is a discussion of costs and expenses and other (income) expense.

Costs and expenses and other (income) expense

	Year Ended June 30,				Increase (Decrease) Amount
	2012		2011
	Amount	Per BOE	Amount	Per BOE
	(In Thousands, except per unit amounts)
Costs and expenses
Lease operating expense
Insurance expense	$28,521	$1.77	$27,876	$2.21	$645
Workover and maintenance	56,413	3.49	33,095	2.62	23,318
Direct lease operating expense	225,881	13.99	178,507	14.12	47,374
Total lease operating expense	310,815	19.25	239,478	18.95	71,337
Production taxes	7,261	0.45	3,336	0.26	3,925
Gathering and transportation	16,371	1.01	12,499	0.98	3,872
DD&A	367,463	22.76	293,479	23.22	73,984
Accretion of asset retirement obligation	39,161	2.43	32,127	2.54	7,034
General and administrative expense	86,276	5.34	75,091	5.94	11,185
Gain on derivative financial instruments	(7,228)	(0.45)	(5,563)	(0.44)	(1,665)
Total costs and expenses	$820,119	$50.79	$650,447	$51.45	$169,672
Other (income) expense
Interest income	$(71)	$—	$26,157	$2.07	$(26,228)
Interest expense	108,882	6.74	105,849	8.37	3,033
Total other (income) expense	$108,811	$6.74	$132,006	$10.44	$(23,195)

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

Proved Reserves

The following estimates of the net proved oil and natural gas reserves of our oil and gas properties located entirely within the U.S. are based on evaluations prepared our internal reservoir engineers and were audited by NSAI. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, reserve estimates are expected to change as additional performance data becomes available.

	Year Ended June 30, 2013			Year Ended June 30, 2012
	Oil MMBbls	Natural Gas Bcf	MMBOE	Oil MMBbls	Natural Gas Bcf	MMBOE
Proved
Developed	80.2	175.6	109.5	63.3	110.4	81.7
Undeveloped	53.4	93.5	69.0	21.5	98.6	37.9
Total Proved	133.6	269.1	178.5	84.8	209.0	119.6

Our proved developed reserve estimates increased by 27.8 MMBOE or 34% to 109.5 MMBOE at June 30, 2013 from 81.7 MMBOE at June 30, 2012. The increase was primarily due to:

•	Additions of 11.2 MMBOE from drilling, recompletions, and wells returned to production with major additions at South Timbalier 54: 2.9 MMBOE, Main Pass 61: 2.5 MMBOE, Grand Isle 16: 1.7 MMBOE, and West Delta 73: 1.2 MMBOE;
•	Improved well performance of 22.3 MMBOE was realized with major upward revisions at West Delta 73: 9.4 MMBOE, South Timbalier 54: 6.2 MMBOE, South Pass 49: 4.4 MMBOE, and Main Pass 61: 1.3 MMBOE;
•	Offset by a 1 MMBOE downward performance revision at Main Pass 73, and 15.7 MMBOE of production, and
•	Acquisitions of 8.0 MMBOE at Bayou Carlin: 7.0 MMBOE and Vermilion 164: 1.0 MMBOE.

Our proved undeveloped reserve estimates increased by 31.1 MMBOE or 82% to 69.0 MMBOE at June 30, 2013 from 37.9 MMBOE at June 30, 2012. The increase was primarily due to:

•	Additions of 36.3 MMBOE from identification of new proved undeveloped reserve locations were primarily at West Delta 73: 14.2 MMBOE, West Delta 30: 12.6 MMBOE, South Timbalier 54: 7 MMBOE, and Main Pass 61: 1.5 MMBOE;
•	Acquisitions of 4.8 MMBOE at Vermilion 164: 3.3 MMBOE and West Delta 30: 1.5 MMBOE;

•	Offset by 3.2 MMBOE of proved undeveloped reserves as of June 30, 2012 reserve report, which were converted to proved developed reserves and revised upward by 5.8 MMBOE in fiscal 2013. This resulted in a total of 9.0 MMBOE being converted to proved developed reserves during fiscal 2013 with the majority of the horizontal conversions at West Delta 73: 8.3 MMBOE. These proved undeveloped reserves were booked as directional/vertical in fiscal 2012 but we opted to drill these locations as horizontals instead for higher production rates and ultimate recovery. The upward revision was a result of the higher realized initial production performance and higher estimated ultimate recovery from horizontals versus verticals, and
•	1.4 MMBOE of proved undeveloped reserves expired at South Timbalier 21: 0.4 MMBOE and South Pass 49: 1 MMBOE due to the five year development rule.

Two proved undeveloped reserve locations were not converted into proved developed reserves within the five year requirement and remain booked as proved undeveloped at June 30, 2013. Main Pass 61 OCS-G 16493 A-3 and Main Pass 73 B-19 ST are both proved undeveloped reserve locations to be sidetracked, but are still producing and cannot be drilled until the proved developed producing zone in each well depletes.

We expanded our internal effort on reserves evaluation, as we transitioned from third-party-evaluated to third-party-audited reserves. Our technical staff was increased by over 40%, many of whom were focused on field studies which identified a large number of new proved undeveloped reserve locations. These proved undeveloped reserve locations accounted for approximately 50% of our proved reserves increase. Our increased staffing level also enabled us to devote time to analyze and validate our proved developed reserves estimates utilizing multiple estimation techniques. As permitted under the existing guidance we employ techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate. To achieve reasonable certainty, our internal reservoir engineers employed technologies on a by-well basis such as decline curve analysis (rate versus time, rate versus cumulative production, oil cut versus cumulative production and semi-log oil cut versus cumulative production) and where prudent, on a reservoir by-reservoir basis (material balance, volumetric analysis and analogy) that have been demonstrated to yield results with consistency and repeatability. Performance analysis including rate-time decline curves was utilized for reserve revisions to current wells and accounted for production techniques such as water flooding and gas-lifting that enhances and/or maintains production rates over time. Material balance methods were also employed for reserve revisions to current wells, incorporating production and pressure data to assist with reserve updates, particularly for wells and/or reservoirs with minimal production history and/or decline to-date. Further, in applying multiple techniques, we looked for consistency between methods rather than the highest or lowest result. We also used our knowledge of reservoir-specific drive mechanisms to identify which of the methods were most likely to be representative of the performance of the well. In some cases this gave lower reserves than rate-time, while in other cases it resulted in the same or higher reserves. On an average however, primarily due to the drive mechanisms in our reservoirs, higher reserves resulted from more appropriate selection of the reserves evaluation method.

We update and approve our long range plan on an annual basis, which includes our program to drill proved undeveloped locations. This plan is reflected in our reserve report at June 30, 2013 (the “June 30 Reserve Report”). We only recorded proved undeveloped reserves in our June 30 Reserve Report if they were scheduled to be developed within a five-year time horizon under the Company’s long range plan. We update our five year plan supporting our year-end fiscal results annually based upon long range criteria, including top value projects, maximization of present value and production volumes, drilling obligations, five year rule, and anticipated availability of certain rig types. However, the relative proportion of total proved undeveloped reserves that the Company develops over the next five years will not be uniform year to year, but will vary by year depending on several factors, including financial targets such as reducing debt and/or drilling within cash flow, drilling obligatory wells, and the inclusion of new acquisitions with associated proved undeveloped reserves.

In fiscal 2013, we converted 8.4% of our proved undeveloped reserves included in our June 30, 2012 reserve report. As scheduled in our long range plan that is reflected in the June 30 Reserve Report and further reflected in our initial budget for fiscal 2014, we expect to convert approximately 15% of our proved undeveloped reserves during fiscal year 2014, 24% during fiscal year 2015, 27% during fiscal year 2016, 16% during fiscal year 2017 and 18% during fiscal year 2018.

Our drilling programs during fiscal 2013 also contributed to our reserves increases. At West Delta 73 our 29 MMBOE increase was largely attributable to the success of our horizontal-well program, along with some contribution due to our ongoing field study. At Main Pass 61, a 7 MMBOE reserves increase was realized in large part due to the fiscal 2013 drilling program, which demonstrated that portions of the reservoir were in communication that were not previously known to be, thus increasing the volume of reservoir from which hydrocarbons will be recovered.

Liquidity and Capital Resources

Overview

As of June 30, 2013, we had $1,350 million in outstanding long-term debt obligations.

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

Additionally, we recently utilized borrowings under our revolving credit facility to make repurchases of our common stock under the $250 million stock repurchase program authorized by our Board of Directors in May 2013.

During the year ended June 30, 2013, we completed the following transactions that have improved our liquidity position, which are discussed in further detail below:

On April 9, 2013, Energy XXI Gulf Coast, Inc., (“EGC”) entered into the Fourth Amendment (the “Fourth Amendment”) to the First Lien Credit Agreement. The Fourth Amendment includes the following: (a) extension of the maturity date to April 9, 2018 (b) increase of commitments under the First Lien Credit Agreement from $925 million to $1,700 million, (c) increase in the borrowing base to $850 million, (d) reduction of the ranges of applicable margins on all borrowing by 0.25% to 0.50%, (e) approval of an increase in the cash distribution basket under which EGC can make dividend payments on its preferred and common stock, from $17 million to $50 million per calendar year, (f) increase in the general basket of permitted unsecured indebtedness from $250 million to $750 million, subject to a reduction in the borrowing base of 25 percent of any unsecured indebtedness issued in excess of $250 million, and (g) approval of additional ability of an affiliated entity to reinsure the assets and operations of EGC and its subsidiaries.

On May 1, 2013, EGC entered into the Fifth Amendment (the “Fifth Amendment”) to the First Lien Credit Agreement. The Fifth Amendment provides changes and other modifications to the First Lien Credit Agreement to increase the ability of EGC to make dividends and other distributions to us and our subsidiaries. Under the Amendment, EGC now can make such dividends and other distributions in an amount of up to $350 million per calendar year to the extent that, following each distribution, EGC and its subsidiaries have available liquidity, in the form of cash and available borrowing capacity under the First Lien Credit Agreement, of the greater of $150 million or 15% of the borrowing base under the First Lien Credit Agreement. Further, the amendment limits the total aggregate distributions made by EGC to a maximum of $70 million plus 50% of the cumulative consolidated net income of EGC between October 1, 2010 and the most recently ended fiscal quarter, and requires that the making of any such dividend or other distributions must otherwise comply with all contractual restrictions and obligations applicable to EGC.

At June 30, 2013, we had $339 million in borrowings and $225 million in letters of credit issued under our First Lien Credit Agreement which had a borrowing base of $850 million due April 2018. The June 30, 2013 principal balance of our Senior Notes and related maturity dates were as follows:

•	9.25% Senior Notes — $750 million — Due December 2017; and
•	7.75% Senior Notes — $250 million — Due June 2019.

We maintain approximately $3.9 million and $40.5 million in bonds issued to BOEM and third parties, respectively, to secure the plugging and abandonment of wells on the OCS of the Gulf of Mexico as well as the removal of platforms and related facilities, right of way, operator bond and for overweight permit.

Our initial fiscal 2014 capital budget, excluding any potential acquisition but including abandonment costs, is expected to be approximately $660 million ($630 million prior to plugging and abandonment costs) of which approximately 50 percent is focused on development of our core properties, 19 percent is on exploration and 12 percent is on facilities. We intend to fund our capital expenditure program, contractual commitments, including settlement of derivative contracts, from cash on hand, cash flows from operations and borrowings under our credit facility. We believe our available liquidity will be sufficient to meet our funding requirements through June 30, 2014. However, future cash flows are subject to a number of variables, including the level of crude oil and natural gas production and prices. There can be no assurance that cash flow from operations or other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures. Our capital expenditures and the scope of our drilling activities for fiscal year 2014 may change as a result of several factors, including, but not limited to, changes in natural gas and oil, costs of drilling and completion, drilling results and changes in the borrowing base under the First Lien Credit Agreement. If an acquisition opportunity arises, we may also seek to access public markets to issue additional debt and/or equity securities. Cash flows from operations and borrowings under our credit facility were used primarily to fund exploration and development expenditures during fiscal 2013.

Cash Flows

The following table sets forth selected historical information from our statement of cash flows from operations:

	Year Ended June 30,
	2013	2012	2011
	(In thousands)
Net cash provided by operating activities	$638,148	$785,514	$387,725
Net cash used in investing activities	(994,003)	(569,593)	(1,255,072)
Net cash provided by (used in) financing activities	238,768	(127,241)	881,530
Net increase (decrease) in cash and cash equivalents	$(117,087)	$88,680	$14,183

Operating Activities

Net cash provided by operating activities during the year ended June 30, 2013 was $638.1 million as compared to $785.5 million provided by operating activities during fiscal 2012. The decrease is due in part to lower net commodity prices and production volumes coupled with higher production costs. Fiscal 2012 also included higher proceeds from sale of derivatives. Changes in operating assets and liabilities increased $34.6 million during fiscal 2013 primarily due to accounts receivable, asset retirement obligations and accounts payable and accrued liabilities.

Generally, producing natural gas and crude oil reservoirs have declining production rates. Production rates are impacted by numerous factors, including but not limited to, geological, geophysical and engineering matters, production curtailments and restrictions, weather, market demands and our ability to replace depleting reserves. Our inability to adequately replace reserves could result in a decline in production volumes, one of the key drivers of generating net operating cash flows. For the fiscal year ended June 30, 2013, our reserve replacement ratio, which is calculated by dividing acquisitions, discoveries, extensions of existing fields and revisions to proved reserves by total production, was 475%. Results for any year are a function of the success of our drilling program and acquisitions. While program results are difficult to predict, our current drilling inventory provides us opportunities to replace our production in fiscal year 2013.

Investing Activities

Our investments in properties, including acquisitions, were $977.3 million, $577.1 million and $1,293.5 million for the years ended June 30, 2013, 2012 and 2011, respectively. The increase in cash used in investing activities in comparing fiscal 2013 to fiscal 2012 was primarily due to higher acquisitions in 2013 and higher investments in properties during fiscal 2013.

Financing Activities

Cash provided by financing activities was $238.8 million for the year ended June 30, 2013 as compared to cash used in financing activities of $127.2 million for the year ended June 30, 2012. During the year ended June 30, 2013, total proceeds from issuance of common stock were $5.4 million. Purchases of the company’s common shares were $58.7 million under our share repurchase program and net proceeds from our First Lien Credit Agreement were $332.7 million. During the year ended June 30, 2012, total proceeds from the issuance of common and preferred stock were $9.8 million and net repayments of our First Lien Credit Agreement were $111.6 million.

2014 Capital Budget

Excluding any potential acquisitions but including abandonment costs, we currently anticipate an initial capital budget for fiscal year 2014 of approximately $660 million, of which approximately 50 percent is focused on development of our core properties, 19 percent is on exploration and 12 percent is on facilities. We intend to fund our capital expenditure program, contractual commitments, including settlement of derivative contracts, from cash on hand, cash flows from our operations and borrowings under our credit facility. If an acquisition opportunity arises, we may also access public markets to issue additional debt and/or equity securities. As of July 31, 2013, we had $119 million availability for borrowing under our revolving credit facility. Our current borrowing base is $850 million. Our next borrowing base redetermination is scheduled for the fall of 2013 utilizing our June 30, 2013 reserve report. If commodity prices decline and banks lower their internal projections of natural gas and oil prices, it is possible that we will be subject to decreases in our borrowing base availability in the future. We anticipate that our cash flow from operations and available borrowing capacity under our revolving credit facility will exceed our planned capital expenditures and other cash requirements through June 30, 2014. However, future cash flows are subject to a number of variables, including the level of natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

Available Credit

Credit markets have been constrained due to a lack of liquidity and confidence in a number of financial institutions during 2009 through the present. Investors have sought perceived safe investments in securities of the U. S. government rather than individual entities. We may experience difficulty accessing the long-term credit markets should conditions return to levels prevailing in 2009 and early 2010. Additionally, constraints in the credit markets may increase the rates we are charged for utilizing these markets. Notwithstanding periodic weakness in the U. S. credit markets, we expect that our available liquidity is sufficient to meet our operating and capital requirements through June 30, 2014. Additionally, our credit facility is comprised of a syndicate of large domestic and international banks, with no single lender providing more than 10% of the overall commitment amount.

Revolving Credit Facility

The second amended and restated first lien credit agreement (“First Lien Credit Agreement”) was entered into by our indirect, wholly-owned subsidiary, EGC, in May 2011. This facility, as amended, has lender commitments of $1,700 million and matures on April 9, 2018. Borrowings are limited to a borrowing base based on oil and gas reserve values which are redetermined on a periodic basis. Currently, the facility bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate (“LIBOR”), plus applicable margins ranging from 1.75% to 2.75% or an alternate base rate, based on the federal funds effective rate plus applicable margins ranging from 0.75% to 1.75%. The revolving credit facility is secured by mortgages on at least 85% of the value of our proved reserves. Under the First Lien Credit Agreement, EGC is allowed to pay us a limited amount of distributions, subject to certain terms and conditions.

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

On October 19, 2012, EGC entered into the Third Amendment (the “Third Amendment”) to the First Lien Credit Agreement. The Third Amendment provides changes, supplements, and other modifications for information specific to the lenders under the First Lien Credit Agreement and increased the borrowing base to $825 million.

On April 9, 2013, EGC entered into the Fourth Amendment to the First Lien Credit Agreement. The Fourth Amendment included the following revisions: (a) extension of the maturity date to April 9, 2018 (b) increase of commitments under the First Lien Credit Agreement from $925 million to $1,700 million, (c) increase in the borrowing base to $850 million, (d) reduction of the ranges of applicable margins on all borrowing by 0.25% to 0.50%, (e) approval of an increase in the cash distribution basket under which EGC can make dividend payments on its preferred and common stock, from $17 million to $50 million per calendar year, (f) increase in the general basket of permitted unsecured indebtedness from $250 million to $750 million, subject to a reduction in the borrowing base of 25 percent of any unsecured indebtedness issued in excess of $250 million, and (g) approval of additional ability of an affiliated entity to reinsure the assets and operations of EGC and its subsidiaries.

On May 1, 2013, EGC entered into the Fifth Amendment to the First Lien Credit Agreement. The Fifth Amendment provides changes and other modifications to the First Lien Credit Agreement to increase the ability of EGC to make dividends and other distributions to us and our subsidiaries. Under the Amendment, EGC is permitted to make dividends and other distributions in an amount of up to $350 million per calendar year to the extent that, following each distribution, EGC and its subsidiaries have available liquidity, in the form of cash and available borrowing capacity under the First Lien Credit Agreement, of the greater of $150 million or 15% of the borrowing base under the First Lien Credit Agreement. Further, the amendment limits the total aggregate distributions made by EGC to a maximum of $70 million plus 50% of the cumulative consolidated net income of EGC between October 1, 2010 and the most recently ended fiscal quarter, and requires that the making of any such dividend or other distributions must otherwise comply with all contractual restrictions and obligations applicable to EGC.

The First Lien Credit Agreement, as amended, requires EGC to maintain certain financial covenants. Specifically, EGC may not permit the following under First Lien Credit Agreement: (a) EGC’s total leverage ratio to be more than 3.5 to 1.0, (b) EGC’s interest coverage ratio to be less than 3.0 to 1.0, and (c) EGC’s current ratio (in each case as defined in our First Lien Credit Agreement) to be less than 1.0 to 1.0, as of the end of each fiscal quarter. In addition, EGC is subject to various other covenants including, but not limited to, those limiting its ability to declare and pay dividends or other payments, its ability to incur debt, restrictions on change of control, the ability to enter into certain hedging agreements, as well as a covenant to maintain John D. Schiller, Jr. in his current executive position, subject to certain exceptions in the event of his death or disability.

As of June 30, 2013, EGC was in compliance with all covenants under the First Lien Credit Agreement.

High Yield Facilities

9.25% Senior Notes

On December 17, 2010, EGC issued $750 million face value of 9.25%, unsecured senior notes due December 15, 2017 at par (the “9.25% Old Senior Notes”). It exchanged $749 million aggregate principal of the 9.25% Old Senior Notes for $749 million aggregate principal amount of newly issued notes (the “9.25% Senior Notes”) registered under the Securities Act of 1933, as amended (the “Securities Act”), on July 8, 2011. The 9.25% Senior Notes bear identical terms and conditions as the 9.25% Old Senior Notes. The trading restrictions on the remaining $1 million face value of the 9.25% Old Senior Notes were lifted on December 17, 2011.

The 9.25% Senior Notes are callable at 104.625% starting December 15, 2014, with such premium declining to zero by December 15, 2016. The 9.25% Senior Notes also provide for the redemption of up to 35% of the 9.25% Senior Notes outstanding at 109.25% prior to December 15, 2013 with the proceeds from any equity raised. EGC incurred underwriting and direct offering costs of $15.4 million which have been capitalized and will be amortized over the life of the notes.

EGC has the right to redeem the 9.25% Senior Notes under various circumstances and is required to make an offer to repurchase the 9.25% Senior Notes upon a change of control and from the net proceeds of asset sales under specified circumstances each of which as defined in the indenture governing the 9.25% Senior Notes.

EGC believes that the fair value of the $750 million of 9.25% Senior Notes outstanding as of June 30, 2013 was $825 million based on quoted prices and the market is not an active market; therefore, the fair value is classified within Level 2.

The 9.25% Senior Notes are fully and unconditionally guaranteed by us and each of EGC’s existing and future material domestic subsidiaries.

7.75% Senior Notes

On February 25, 2011, EGC issued $250 million face value of 7.75%, unsecured senior notes due June 15, 2019 at par (the “7.75% Old Senior Notes”). It exchanged the full $250 million aggregate principal of the 7.75% Old Senior Notes for $250 million aggregate principal amount of newly issued notes registered under the Securities Act (the “7.75% Senior Notes”) on July 7, 2011. The 7.75% Senior Notes bear identical terms and conditions as the 7.75% Old Senior Notes.

The 7.75% Senior Notes are callable at 103.875% starting June 15, 2015, with such premium declining to zero on June 15, 2017. The 7.75% Senior Notes also provide for the redemption of up to 35% of the 7.75% Senior Notes outstanding at 107.75% prior to June 15, 2014 with the proceeds from any equity raised. EGC incurred underwriting and direct offering costs of $3.1 million which have been capitalized and will be amortized over the life of the notes.

EGC has the right to redeem the 7.75% Senior Notes under various circumstances and is required to make an offer to repurchase the 7.75% Senior Notes upon a change of control and from the net proceeds of asset sales under specified circumstances each of which as defined in the indenture governing the 7.75% Senior Notes.

EGC believes that the fair value of the $250 million of 7.75% Senior Notes outstanding as of June 30, 2013 was $257.5 million based on quoted prices and the market is not an active market; therefore, the fair value is classified within Level 2.

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

Contractual Obligations and Other Commitments

The table below provides estimates of the timing of future payments that, as of June 30, 2013, we are obligated to make under our contractual obligations and commitments, other than hedging contracts. We expect to fund these contractual obligations with cash on hand, cash generated from operations and borrowings available under our credit facility.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(In Thousands)
Contractual Obligations
Total long-term debt(1)	$1,370,045	$19,554	$7,604	$1,092,887	$250,000
Interest on long-term debt(1)	482,500	101,310	201,536	161,086	18,568
Operating leases(2)	16,040	2,961	6,035	5,684	1,360
Performance bonds(2)	44,452	17,175	27,277
Drilling rig commitments(2)	107,617	98,937	8,680
Letters of credit(2)	225,315	315		225,000
Total contractual obligations	2,245,969	240,252	251,132	1,484,657	269,928
Other Obligations
Asset retirement obligations(3)	287,818	29,500	26,177	27,340	204,801
Total obligations	$2,533,787	$269,752	$277,309	$1,511,997	$474,729

(1)	See Note 6 — Long-Term Debt of Notes to Consolidated Financial Statements in this Form 10-K for details of our long-term debt.
(2)	See Note 15 — Commitments and Contingencies of Notes to Consolidated Financial Statements in this Form 10-K for discussion of these commitments.
(3)	See Note 8 — Asset Retirement Obligations of Notes to Consolidated Financial Statements in this Form 10-K for details of asset retirement obligations The obligations reflected above are discounted.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies

We have identified the following policies as critical to the understanding of our results of operations. This is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the U.S. GAAP, with no need for management’s judgment in selecting in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. However, certain accounting policies are important to the portrayal of our financial condition and results of operations and require management’s most subjective or complex judgments. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on historical experience, observation of trends in the industry, and information available from other outside sources, as appropriate. Our critical accounting policies and estimates are set forth below. Certain of these accounting policies and estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from our management’s current judgment. Our most sensitive accounting estimate affecting our financial statements is our oil and gas reserves, which are highly sensitive to changes in oil and gas prices that have been volatile in recent years. Although decreases in oil and gas prices are partially offset by our hedging program, to the extent reserves are adversely impacted by reductions in oil and gas prices, we could experience increased depreciation, depletion and amortization expense in future periods.

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

We evaluate the impairment of our evaluated oil and gas properties through the use of a ceiling test as prescribed by SEC Regulation S-X Rule 4-10. Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capital costs. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves. Oil and gas reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be precisely measured. Such cost estimates related to future development costs of proved oil and gas reserves could be subject to revisions due to changes in regulatory requirements, technological advances and other factors which are difficult to predict. At June 30, 2013, 2012 and 2011, a 10% decrease in oil and gas prices would not impact the results of our full cost ceiling limitation test.

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

When recording income tax expense, certain estimates are required to be made by management due to timing and to the impact of future events on when income tax expenses and benefits are recognized by us. We periodically evaluate any tax operating loss and other carryforwards to determine whether a gross tax asset, as well as a valuation allowance, should be recognized in our consolidated financial statements. At June 30, 2013 we maintained a $22.5 million valuation allowance against our net deferred tax assets due to our judgment that our existing State of Louisiana net operating loss (NOL) carryforwards are not, on a more-likely-than-not basis, likely recoverable in future years. We continue to evaluate the need for the valuation allowance based on current and expected earnings and other factors, and adjust it accordingly. In light of our capital structure, U.S. withholding taxes attributable to interest due on loans from the Bermuda parent to the U.S. operating companies is provided as the interest accrues. This U.S. withholding tax at 30% is due when the interest is actually paid, and may not be offset or reduced by U.S. operating activity; although the interest expense is generally deductible in the U.S. when paid, subject to certain other limitations.

We adopted the provisions of ASC Topic 740-10 (formally known as FIN 48, addressing “Uncertain Tax Positions”) and applied this guidance as of July 1, 2007. As of the adoption date, we did not record a cumulative effect adjustment related to the adoption of ASC Topic 740-10 nor have we recorded any gross unrecognized tax benefit related to Uncertain Tax Positions.

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

In February 2013, the FASB issued Accounting Standards Update No. 2013-02: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 updates ASU 2011-12 and requires companies to report information of significant changes in accumulated balances of each component of AOCI included in equity in one place. Total changes in AOCI by component can either be presented on the face of the financial statements or in the notes. ASU 2013-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2012, with early adoption permitted. We do not expect the adoption ASU 2013-02 to have any effect on our consolidated financial position, results of operations or cash flows, other than presentation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

General

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at June 30, 2013, and from which we may incur future gains or losses from changes in market interest rates or commodity prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

With a financially settled purchased put, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the hedged price of the transaction. With a swap, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the hedged price for the transaction, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the hedged price for the transaction. With a zero-cost collar, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price of the collar, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price for the collar. A three-way collar is a combination of options consisting of, a sold call, a purchased put and a sold put. The sold call establishes a maximum price we will receive for the volumes under contract. The purchased put establishes a minimum price unless the market price falls below the sold put, at which point the minimum price would be the reference price (i.e., NYMEX-WTI and/or BRENT-IPE) plus the difference between the purchased put and the sold put strike price.

At June 30, 2013, our natural gas contracts outstanding had an asset position of $6.8 million. A 10% increase in natural gas prices would reduce the fair value by approximately $3.7 million, while a 10% decrease in natural gas prices would increase the fair value by approximately $3.1 million. Also, at June 30, 2013, our crude oil contracts outstanding had an asset position of $53.5 million. A 10% increase in crude oil prices would reduce the fair value by approximately $45.8 million, while a 10% decrease in crude oil prices would increase the fair value by approximately $57.2 million. These fair value changes assume volatility based on prevailing market parameters at June 30, 2013.

As of June 30, 2013, we had the following net open crude oil derivative positions:

					Weighted Average Contract Price
					Swaps	Collars/Put Spreads
Period	Type of Contract	Index	Volumes (MBbls)		Fixed Price	Sub Floor	Floor	Ceiling
July 2013 – December 2013	Three-Way Collars	Oil-Brent-IPE	2,024	(1)		$85.91	$105.91	$125.88
July 2013 – December 2013	Put Spreads	Oil-Brent-IPE	920			87.00	106.00
July 2013 – December 2013	Three-Way Collars	NYMEX-WTI	920			70.00	90.00	136.32
July 2013 – December 2013	Collars	NYMEX-WTI	644				73.57	105.63
July 2013 – December 2013	Swaps	NYMEX-WTI	92		$86.60
July 2013 – December 2013	Swaps	NYMEX-WTI	(92)		88.20
January 2014 – December 2014	Three-Way Collars	Oil-Brent-IPE	2,373			68.08	88.08	130.88
January 2014 – December 2014	Collars	Oil-Brent-IPE	730				90.00	108.38
January 2014 – December 2014	Three-Way Collars	NYMEX-WTI	3,650			70.00	90.00	137.14
January 2015 – December 2015	Three-Way Collars	Oil-Brent-IPE	1,825			72.00	92.00	111.56

(1)	The Oil-Brent-IPE three-way collars for the period from July 2013 through December 2013 include the repositioned derivative contracts referred to above. The newly purchased put spreads have been designated as hedges whereas the call option remaining from the collar after the put was sold no longer qualifies for hedge accounting. However, the combination of the put spread and call contracts effectively result into a three-way collar.

As of June 30, 2013, we had the following net open natural gas derivative positions:

				Weighted Average Contract Price
				Collars/Put Spreads
Period	Type of Contract	Index	Volumes (MMBtu)	Sub Floor	Floor	Ceiling
July 2013 – December 2013	Three-Way Collars	NYMEX-HH	8,580	$3.72	$4.54	$5.37
July 2013 – December 2013	Put Spreads	NYMEX-HH	620	4.00	4.90
January 2014 – December 2014	Three-Way Collars	NYMEX-HH	10,950	3.25	4.00	4.74

Our ultimate realized gain or loss with respect to commodity price fluctuations will depend on the future exposures that arise during the period, our hedging strategies at the time and commodity prices at the time.

Most of our crude oil production is Heavy Louisiana Sweet (“HLS”). Through June 30, 2011, we have utilized West Texas Intermediate (“WTI”), NYMEX based derivatives as the means of hedging our fixed price commodity risk thereby resulting in HLS/WTI basis exposure. During the quarter ended September 30, 2011, the Company began utilizing ICE Brent Futures (“Brent”) collars, three-way collars and put spreads in our hedging portfolio as we believe that the Brent prices are more reflective of our realized crude oil production pricing (HLS). Thus by modifying our hedge portfolio to include Brent benchmarks for crude hedging, we aim to more effectively manage our exposure and manage our price risk.

For a complete discussion of our open commodity derivatives as of June 30, 2013, please see Note 9 — Derivative Financial Instruments to our Consolidated Financial Statements in this Form 10-K.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our variable rate debt obligations. Specifically, we are exposed to changes in interest rates as a result of borrowings under our credit facility, and the terms of our credit facility require us to pay higher interest rate margins as we utilize a larger percentage of our available borrowing base. We manage our interest rate exposure by limiting our variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 75% percent of the Company’s debt. As of June 30, 2013, total debt included $339 million of floating-rate debt. As a result, our period-end interest costs will fluctuate based on short-term interest rates on approximately 25 percent of our total debt outstanding as of June 30, 2013. A 10 percent change in floating interest rates on period-end floating debt balances would change annual interest expense by approximately $85,000. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates. However, to reduce our future exposure to changes in interest rates, we may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed by management, under the supervision of our principal executive and principal financial officers, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision and participation of our principal executive officer and our principal financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (1992). Based on this assessment, our management has concluded that, as of June 30, 2013, our internal control over financial reporting was effective based on those criteria.

UHY LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting as of June 30, 2013. This report, dated August 21, 2013, appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Energy XXI (Bermuda) Limited

We have audited Energy XXI (Bermuda) Limited and subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Energy XXI (Bermuda) Limited and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Energy XXI (Bermuda) Limited and subsidiaries as of June 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the three fiscal years in the period ended June 30, 2013, and our report dated August 21, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ UHY LLP

Houston, Texas
August 21, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Energy XXI (Bermuda) Limited

We have audited the accompanying consolidated balance sheets of Energy XXI (Bermuda) Limited (a Bermuda Corporation) and subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the three fiscal years in the period ended June 30, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energy XXI (Bermuda) Limited and subsidiaries as of June 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Energy XXI (Bermuda) Limited and subsidiaries’ internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 21, 2013 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ UHY LLP

Houston, Texas
August 21, 2013

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)

	June 30,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$—	$117,087
Accounts receivable
Oil and natural gas sales	132,521	126,107
Joint interest billings	9,505	3,840
Insurance and other	6,745	5,420
Prepaid expenses and other current assets	50,738	63,029
Derivative financial instruments	38,389	32,497
Total Current Assets	237,898	347,980
Property and Equipment
Oil and natural gas properties – full cost method of accounting, including $422.6 million and $418.8 million of unevaluated properties not being amortized at June 30, 2013 and 2012, respectively	3,289,505	2,698,213
Other property and equipment	17,003	9,533
Total Property and Equipment, net of accumulated depreciation, depletion, amortization and impairment	3,306,508	2,707,746
Other Assets
Derivative financial instruments	21,926	45,496
Equity investments	12,799	2,117
Debt issuance costs, net of accumulated amortization and other assets	32,580	27,608
Total Other Assets	67,305	75,221
Total Assets	$3,611,711	$3,130,947
LIABILITIES
Current Liabilities
Accounts payable	$219,610	$156,959
Accrued liabilities	105,192	118,818
Notes payable	22,524	22,211
Deferred income taxes	20,517	—
Asset retirement obligations	29,500	34,457
Derivative financial instruments	40	—
Current maturities of long-term debt	19,554	4,284
Total Current Liabilities	416,937	336,729
Long-term debt, less current maturities	1,350,491	1,014,060
Deferred income taxes	140,804	104,280
Asset retirement obligations	258,318	266,958
Other liabilities	7,915	3,080
Total Liabilities	2,174,465	1,725,107
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Preferred stock, $0.001 par value, 7,500,000 shares authorized at June 30, 2013 and 2012, respectively
7.25% Convertible perpetual preferred stock, 8,000 shares issued and outstanding at June 30, 2013 and 2012, respectively	—	—
5.625% Convertible perpetual preferred stock, 813,188 and 814,117 shares issued and outstanding at June 30, 2013 and 2012, respectively	1	1
Common stock, $0.005 par value, 200,000,000 shares authorized and 79,425,473 and 79,147,340 shares issued and 76,485,910 and 78,837,697 shares outstanding at June 30, 2013 and 2012, respectively	397	396
Additional paid-in capital	1,512,311	1,501,785
Accumulated deficit	(29,352)	(153,945)
Accumulated other comprehensive income, net of income taxes	26,552	57,603
Treasury stock, at cost, 2,938,900 shares at June 30, 2013	(72,663)	—
Total Stockholders’ Equity	1,437,246	1,405,840
Total Liabilities and Stockholders’ Equity	$3,611,711	$3,130,947

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except per share information)

	Year Ended June 30,
	2013	2012	2011
Revenues
Crude oil sales	$1,080,982	$1,186,631	$719,683
Natural gas sales	127,863	116,772	139,687
Total Revenues	1,208,845	1,303,403	859,370
Costs and Expenses
Lease operating	337,163	310,815	239,478
Production taxes	5,246	7,261	3,336
Gathering and transportation	24,168	16,371	12,499
Depreciation, depletion and amortization	376,224	367,463	293,479
Accretion of asset retirement obligations	30,885	39,161	32,127
General and administrative expense	71,598	86,276	75,091
Loss (gain) on derivative financial instruments	1,756	(7,228)	(5,563)
Total Costs and Expenses	847,040	820,119	650,447
Operating Income	361,805	483,284	208,923
Other Income (Expense)
Bridge loan commitment fees	—	—	(4,500)
Loss on retirement of debt	—	—	(21,855)
Loss from equity method investees	(6,397)	—	—
Other income – net	1,965	71	198
Interest expense	(108,659)	(108,882)	(105,849)
Total Other Expense	(113,091)	(108,811)	(132,006)
Income Before Income Taxes	248,714	374,473	76,917
Income Tax Expense	86,633	38,646	12,262
Net Income	162,081	335,827	64,655
Induced Conversion of Preferred Stock	—	6,068	24,348
Preferred Stock Dividends	11,496	13,028	12,600
Net Income Available for Common Stockholders	$150,585	$316,731	$27,707
Earnings per Share
Basic	$1.90	$4.10	$0.42
Diluted	$1.86	$3.85	$0.42
Weighted Average Number of Common Shares Outstanding
Basic	79,063	77,310	66,356
Diluted	87,263	87,208	66,459

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Year Ended June 30,
	2013	2012	2011
Net Income	$162,081	$335,827	$64,655
Other Comprehensive Income (Loss)
Crude Oil and Natural Gas Cash Flow Hedges
Unrealized change in fair value net of ineffective portion	(7,961)	228,398	(136,566)
Effective portion reclassified to earnings during the period	(39,810)	(34,418)	(11,418)
Total Other Comprehensive Income (Loss)	(47,771)	193,980	(147,984)
Income Tax Expense (Benefit)	(16,720)	67,893	(51,794)
Net Other Comprehensive Income (Loss)	(31,051)	126,087	(96,190)
Comprehensive Income (Loss)	$131,030	$461,914	$(31,535)

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Preferred Stock		Common Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	5.625%	7.25%
Balance, June 30, 2010		$11	$254		$901,457	$(492,867)	$27,706	$436,561
Common stock issued, net of direct costs			71		283,322			283,393
Common stock based compensation			1		4,442			4,443
Preferred stock issued, net of direct costs	$1				278,391			278,392
Preferred stock converted to common		(11)	53		(42)
Preferred stock dividends						(12,600)		(12,600)
Preferred stock inducement			2		12,389	(24,348)		(11,957)
Comprehensive income (loss)						64,655	(96,190)	(31,535)
Balance, June 30, 2011	1	—	381		1,479,959	(465,160)	(68,484)	946,697
Common stock issued, net of direct costs			1		10,051			10,052
Common stock based compensation			2		11,758			11,760
Preferred stock converted to common			12		(12)
Common stock dividends						(5,516)		(5,516)
Preferred stock dividends						(13,028)		(13,028)
Preferred stock inducement					29	(6,068)		(6,039)
Comprehensive income						335,827	126,087	461,914
Balance, June 30, 2012	1	—	396		1,501,785	(153,945)	57,603	1,405,840
Common stock issued, net of direct costs			1		7,021			7,022
Common stock based compensation					3,505			3,505
Repurchase of company common stock				$(72,663)				(72,663)
Common stock dividends						(25,992)		(25,992)
Preferred stock dividends						(11,496)		(11,496)
Comprehensive income						162,081	(31,051)	131,030
Balance, June 30, 2013	$1	$—	$397	$(72,663)	$1,512,311	$(29,352)	$26,552	$1,437,246

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended June 30,
	2013	2012	2011
Cash Flows From Operating Activities
Net income	$162,081	$335,827	$64,655
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	376,224	367,463	293,479
Deferred income tax expense	73,761	38,796	12,169
Change in derivative financial instruments
Proceeds from sale of derivative instruments	760	66,522	42,577
Other – net	(27,516)	(52,155)	(37,047)
Accretion of asset retirement obligations	30,885	39,161	32,127
Loss from equity method investees	6,397	—	—
Amortization of debt discount and premium	—	—	(43,521)
Amortization and write-off of debt issuance costs and other	6,898	7,559	15,772
Stock-based compensation	3,505	11,760	4,443
Payment of interest in-kind	—	—	2,225
Changes in operating assets and liabilities
Accounts receivable	1,690	(4,995)	(49,745)
Prepaid expenses and other current assets	12,499	(15,890)	(13,272)
Settlement of asset retirement obligations	(41,939)	(14,990)	(73,974)
Accounts payable and accrued liabilities	32,903	6,456	137,837
Net Cash Provided by Operating Activities	638,148	785,514	387,725
Cash Flows from Investing Activities
Acquisitions	(161,164)	(6,401)	(1,012,262)
Capital expenditures	(816,105)	(570,670)	(281,233)
Insurance payments received	—	6,472	—
Change in equity method investments	(16,693)	(2,201)	—
Proceeds from the sale of properties	—	2,750	38,431
Other	(41)	457	(8)
Net Cash Used in Investing Activities	(994,003)	(569,593)	(1,255,072)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	7,021	9,839	562,112
Conversion of preferred stock to common stock	—	(6,040)	(11,957)
Repurchase of company common stock	(58,666)	—	—
Dividends to shareholders – common	(25,992)	—	—
Dividends to shareholders – preferred	(11,496)	(18,682)	(12,313)
Proceeds from long-term debt	1,576,551	896,717	1,829,828
Payments on long-term debt	(1,243,848)	(1,008,300)	(1,456,190)
Debt issuance costs	(4,805)	—	(29,614)
Other	3	(775)	(336)
Net Cash Provided by (Used in) Financing Activities	238,768	(127,241)	881,530
Net Increase (Decrease) in Cash and Cash Equivalents	(117,087)	88,680	14,183
Cash and Cash Equivalents, beginning of year	117,087	28,407	14,224
Cash and Cash Equivalents, end of year	$—	$117,087	$28,407

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

Accounts Receivable and Allowance for Doubtful Accounts.  Accounts receivable are stated at historical carrying amount net of allowance for doubtful accounts. We establish provisions for losses on accounts receivable if it is determined that collection of all or a part of an outstanding balance is not probable. Collectability is reviewed regularly and an allowance is established or adjusted, as necessary, using the specific identification method. As of June 30, 2013 and 2012, no allowance for doubtful accounts was necessary.

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

Common Stock.  Refers to the $0.005 par value per share capital stock as designated in the Company’s Certificate of Incorporation. Treasury Stock is accounted for using the cost method.

Revenue Recognition.  We recognize oil and natural gas revenue under the entitlement method of accounting. Under the entitlement method, revenue is recorded when title passes based on our net interest. We record our entitled share of revenues based on entitled volumes and contracted sales prices.

General and Administrative Expense.  Under the full cost method of accounting, a portion of our general and administrative expense that is directly identified with our acquisition, exploration and development activities is capitalized as part of oil and natural gas properties. These capitalized costs include salaries, employee benefits, costs of consulting services, and other direct costs incurred to directly support those employees that are directly involved in acquisition, exploration and development activities. The capitalized costs do not include costs related to production operations, general corporate overhead or similar activities. Our capitalized general and administrative expense directly related to our acquisition, exploration and development activities for the years ended June 30, 2013, 2012 and 2011 was $37.6 million, $38.3 million and $37.8 million, respectively.

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

When recording income tax expense, certain estimates are required to be made by management due to timing and to the impact of future events on when income tax expenses and benefits are recognized by us. We periodically evaluate any tax operating loss and other carryforwards to determine whether a gross tax asset, as well as a valuation allowance, should be recognized in our consolidated financial statements. At June 30, 2013 we maintained a $22.5 million valuation allowance against our net deferred tax assets due to our judgment that our existing State of Louisiana net operating loss (NOL) carryforwards are not, on a more-likely-than-not basis, likely recoverable in future years. We continue to evaluate the need for the valuation allowance based on current and expected earnings and other factors, and adjust it accordingly. In light of our capital structure, U.S. withholding taxes attributable to interest due on loans from the Bermuda parent to the U.S. operating companies is provided as the interest accrues. This U.S. withholding tax (at 30%) is due when the interest is actually paid, and may not be offset or reduced by U.S. operating activity; although the interest expense is generally deductible in the U.S. when paid, subject to certain other limitations.

We adopted the provisions of ASC Topic 740-10 (formally known as FIN 48, addressing “Uncertain Tax Positions”) and applied this guidance as of July 1, 2007. As of the adoption date, we did not record a

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies  – (continued)

cumulative effect adjustment related to the adoption of ASC Topic 740-10 nor have we recorded any gross unrecognized tax benefit related to Uncertain Tax Positions.

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

In February 2013, the FASB issued Accounting Standards Update No. 2013-02: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 updates ASU 2011-12 and requires companies to report information of significant changes in accumulated balances of each component of other comprehensive income included in equity in one place. Total changes in AOCI by component can either be presented on the face of the financial statements or in the notes. ASU 2013-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2012, with early adoption permitted. We do not expect the adoption ASU 2013-02 to have any effect on our consolidated financial position, results of operations or cash flows, other than presentation.

Note 3 — Acquisitions and Dispositions

ExxonMobil oil and gas properties interests acquisition

On October 17, 2012, we closed on the acquisition of certain shallow-water Gulf of Mexico interests (“GOM Interests”) from Exxon Mobil Corporation (“Exxon”) for a total cash consideration of approximately $32.8 million. The GOM Interests cover 5,000 gross acres on Vermilion Block 164 (“VR 164”). We are the operator of these properties. In addition to acquiring the GOM Interests, we entered into a joint venture

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Acquisitions and Dispositions  – (continued)

agreement with Exxon to explore for oil and gas on nine contiguous blocks adjacent to VR 164 in shallow waters on the GOM shelf. We operate the joint venture and commenced drilling on the initial prospect during the quarter ended December 31, 2012.

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

Oil and natural gas properties – evaluated	$10,447
Oil and natural gas properties – unevaluated	27,721
Asset retirement obligations	(5,351)
Cash paid	$32,817

Dynamic Offshore oil and gas properties interests acquisition

On November 7, 2012, we acquired 100% of the interests (“Dynamic Interests”) held by Dynamic Offshore Resources, LLC (“Dynamic”) on VR 164 for approximately $7.2 million.

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

Oil and natural gas properties – evaluated	$1,753
Oil and natural gas properties – unevaluated	6,571
Asset retirement obligations	(1,091)
Cash paid	$7,233

McMoRan oil and gas properties interests acquisition

On January 17, 2013, we closed on the acquisition of certain onshore Louisiana interests in the Bayou Carlin field (“Bayou Carlin Interests”) from McMoRan Oil and Gas, LLC (“McMoRan”) for a total cash consideration of $79.3 million. This acquisition is effective January 1, 2013. We are the operator of these properties.

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

Oil and natural gas properties – evaluated	$62,499
Oil and natural gas properties – unevaluated	17,184
Asset retirement obligations	(382)
Cash paid	$79,301

RoDa oil and gas properties interests acquisition

On March 14, 2013, we acquired 100% of the interests (“RoDa Interests”) held by RoDa Drilling LP (“RoDa”) in the Bayou Carlin field for $32.7 million. This acquisition is effective January 1, 2013.

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

Oil and natural gas properties – evaluated	$32,777
Asset retirement obligations	(115)
Cash paid	$32,662

Tammany oil and gas properties interests acquisition

On June 28, 2013, we closed on the acquisition of certain offshore Louisiana interests in the West Delta field (“West Delta Interests”) from Tammany Energy Ventures, LLC (“Tammany”) for a total cash consideration of $8.3 million. This acquisition is effective June 1, 2013. We will be the operator of these properties.

Revenues and expenses related to the West Delta Interests will be included in our consolidated statements of income from July 1, 2013. The acquisition of West Delta Interests was accounted for under the purchase method of accounting. Transaction, transition and integration costs associated with this acquisition were expensed as incurred. The following table presents the preliminary purchase price allocation to the assets acquired and liabilities assumed, based on their fair values on June 28, 2013 (in thousands):

Oil and natural gas properties – evaluated	$8,626
Asset retirement obligations	(338)
Cash paid	$8,288

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

The area of mutual interest under this agreement includes several salt domes within a 135 block area. Our share of cost to acquire seismic data over a two-year seismic shoot phase is currently estimated to be approximately $37.5 million of which approximately $17.9 million was incurred through June 30, 2013. We have presently consented to participate in drilling one well and have an option to participate in two other wells under the current drilling program. Drilling on the first well commenced in May 2013 and our share of the costs related to this well at June 30, 2013 were approximately $8.1 million.

As of June 30, 2013, we paid consideration of approximately $3 million, being our participation interest, to Apache for 21 non-producing primary-term leases.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30,
	2013	2012
Oil and gas properties
Proved properties	$5,335,737	$4,375,984
Less: accumulated depreciation, depletion, amortization and impairment	2,468,783	2,096,531
Proved properties	2,866,954	2,279,453
Unevaluated properties	422,551	418,760
Oil and gas properties	3,289,505	2,698,213
Other property and equipment	32,786	22,132
Less: accumulated depreciation	15,783	12,599
Other property and equipment	17,003	9,533
Total property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$3,306,508	$2,707,746

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

On July 25, 2013 M21K entered into a PSA Agreement with LLOG Exploration Offshore, L.L.C. (“LLOG Exploration”) to acquire interests in certain oil and gas fields owned by LLOG Exploration. The total purchase price, subject to adjustments in accordance with the terms of the PSA Agreement was $103 million. The effective date of the acquisition is April 1, 2013. In connection with this acquisition, M21K paid LLOG Exploration a performance deposit of $10.3 million. The closing of this acquisition is scheduled to occur on or before August 30, 2013.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Equity Method Investments  – (continued)

We have provided a guarantee related to the payment of asset retirement obligations and other liabilities by M21K for the EP Energy property acquisition. See Note 13 — Related Party Transactions of Notes to Consolidated Financial Statements in this Form 10-K.

As of June 30, 2013, our investment in EXXI M21K was approximately $12.4 million and we had incurred $2.9 million in equity losses for the year ended June 30, 2013.

49% interest in Ping Energy XXI Limited (“Ping Energy”)

Our wholly-owned subsidiary Energy XXI International Limited (“EXXI International”) owns a 49% interest in Ping Energy, which is active in the pursuit to identify and acquire exploratory, developmental and producing oil and gas properties in South East Asia.

As of June 30, 2013, our investment in Ping Energy was approximately $0.4 million and we had incurred $3.5 million in equity losses for the year ended June 30, 2013.

Note 6 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30,
	2013	2012
Revolving credit facility	$339,000	$—
9.25% Senior Notes due 2017	750,000	750,000
7.75% Senior Notes due 2019	250,000	250,000
4.14% Promissory Note due 2017	5,187	—
Derivative instruments premium financing	24,681	17,387
Capital lease obligations	1,177	957
Total debt	1,370,045	1,018,344
Less current maturities	19,554	4,284
Total long-term debt	$1,350,491	$1,014,060

Maturities of long-term debt as of June 30, 2013 are as follows (in thousands):

Year Ending June 30,
2014	$19,554
2015	6,712
2016	892
2017	471
2018	1,092,416
Thereafter	250,000
Total	$1,370,045

Revolving Credit Facility

The second amended and restated first lien credit agreement (“First Lien Credit Agreement”) was entered into by our indirect, wholly-owned subsidiary, Energy XXI Gulf Coast, Inc. (“EGC”), in May 2011. This facility, as amended, has lender commitments of $1,700 million and matures on April 9, 2018. Borrowings are limited to a borrowing base based on oil and gas reserve values which are redetermined on a periodic basis. Currently, the facility bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate (“LIBOR”), plus applicable margins ranging from 1.75% to 2.75% or an alternate base rate, based on the federal funds effective rate plus applicable margins ranging from 0.75% to 1.75%. The revolving

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Long-Term Debt  – (continued)

credit facility is secured by mortgages on at least 85% of the value of our proved reserves. Under the First Lien Credit Agreement, EGC is allowed to pay us a limited amount of distributions, subject to certain terms and conditions.

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

On October 19, 2012, EGC entered into the Third Amendment (the “Third Amendment”) to the First Lien Credit Agreement. The Third Amendment provides changes, supplements, and other modifications for information specific to the lenders under the First Lien Credit Agreement and increased the borrowing base to $825 million.

On April 9, 2013, EGC entered into the Fourth Amendment (the “Fourth Amendment”) to the First Lien Credit Agreement. The Fourth Amendment included the following revisions: (a) extension of the maturity date to April 9, 2018, (b) increase of commitments under the First Lien Credit Agreement from $925 million to $1,700 million, (c) increase in the borrowing base to $850 million, (d) reduction of the ranges of applicable margins on all borrowing by 0.25% to 0.50%, (e) approval of an increase in the cash distribution basket under which EGC can make dividend payments on its preferred and common stock, from $17 million to $50 million per calendar year, (f) increase in the general basket of permitted unsecured indebtedness from $250 million to $750 million, subject to a reduction in the borrowing base of 25 percent of any unsecured indebtedness issued in excess of $250 million, and (g) approval of additional ability of an affiliated entity to reinsure the assets and operations of EGC and its subsidiaries.

On May 1, 2013, EGC entered into the Fifth Amendment (the “Fifth Amendment”) to the First Lien Credit Agreement. The Fifth Amendment provides changes and other modifications to the First Lien Credit Agreement to increase the ability of EGC to make dividends and other distributions to us. Under the Amendment, EGC is permitted to make dividends and other distributions in an amount of up to $350 million per calendar year to the extent that, following each distribution, EGC and its subsidiaries have liquidity, in the form of cash and available borrowing capacity under the First Lien Credit Agreement, of the greater of $150 million or 15% of the borrowing base under the First Lien Credit Agreement. Further, the amendment limits the total aggregate distributions made by EGC to a maximum of $70 million plus 50% of the cumulative consolidated net income of EGC between October 1, 2010 and the most recently ended fiscal quarter, and requires that the making of any such dividend or other distributions must otherwise comply with all contractual restrictions and obligations applicable to EGC.

The First Lien Credit Agreement, as amended, requires EGC to maintain certain financial covenants. Specifically, EGC may not permit the following under First Lien Credit Agreement: (a) EGC’s total leverage ratio to be more than 3.5 to 1.0, (b) EGC’s interest coverage ratio to be less than 3.0 to 1.0, and (c) EGC’s

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Long-Term Debt  – (continued)

current ratio (in each case as defined in our First Lien Credit Agreement) to be less than 1.0 to 1.0, as of the end of each fiscal quarter. In addition, it is subject to various other covenants including, but not limited to, those limiting its ability to declare and pay dividends or other payments, its ability to incur debt, restrictions on change of control, the ability to enter into certain hedging agreements, as well as a covenant to maintain John D. Schiller, Jr. in his current executive position, subject to certain exceptions in the event of his death or disability.

As of June 30, 2013, EGC was in compliance with all covenants under the First Lien Credit Agreement.

High Yield Facilities

9.25% Senior Notes

On December 17, 2010, EGC issued $750 million face value of 9.25%, unsecured senior notes due December 15, 2017 at par (the “9.25% Old Senior Notes”). It exchanged $749 million aggregate principal of the 9.25% Old Senior Notes for $749 million aggregate principal amount of newly issued notes (the “9.25% Senior Notes”) registered under the Securities Act of 1933, as amended (the “Securities Act”), on July 8, 2011. The 9.25% Senior Notes bear identical terms and conditions as the 9.25% Old Senior Notes. The trading restrictions on the remaining $1 million face value of the 9.25% Old Senior Notes were lifted on December 17, 2011.

The 9.25% Senior Notes are callable at 104.625% starting December 15, 2014, with such premium declining to zero by December 15, 2016. The 9.25% Senior Notes also provide for the redemption of up to 35% of the 9.25% Senior Notes outstanding at 109.25% prior to December 15, 2013 with the proceeds from any equity raised. EGC incurred underwriting and direct offering costs of $15.4 million which have been capitalized and will be amortized over the life of the notes.

EGC has the right to redeem the 9.25% Senior Notes under various circumstances and is required to make an offer to repurchase the 9.25% Senior Notes upon a change of control and from the net proceeds of asset sales under specified circumstances each of which as defined in the indenture governing the 9.25% Senior Notes.

EGC believes that the fair value of the $750 million of 9.25% Senior Notes outstanding as of June 30, 2013 was $825 million based on quoted prices and the market is not an active market; therefore, the fair value is classified within Level 2.

The 9.25% Senior Notes are fully and unconditionally guaranteed by us and each of EGC’s existing and future material domestic subsidiaries.

7.75% Senior Notes

On February 25, 2011, EGC issued $250 million face value of 7.75%, unsecured senior notes due June 15, 2019 at par (the “7.75% Old Senior Notes”). It exchanged the full $250 million aggregate principal of the 7.75% Old Senior Notes for $250 million aggregate principal amount of newly issued notes registered under the Securities Act (the “7.75% Senior Notes”) on July 7, 2011. The 7.75% Senior Notes bear identical terms and conditions as the 7.75% Old Senior Notes.

The 7.75% Senior Notes are callable at 103.875% starting June 15, 2015, with such premium declining to zero on June 15, 2017. The 7.75% Senior Notes also provide for the redemption of up to 35% of the 7.75% Senior Notes outstanding at 107.75% prior to June 15, 2014 with the proceeds from any equity raised. EGC incurred underwriting and direct offering costs of $3.1 million which have been capitalized and will be amortized over the life of the notes.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Long-Term Debt  – (continued)

EGC has the right to redeem the 7.75% Senior Notes under various circumstances and is required to make an offer to repurchase the 7.75% Senior Notes upon a change of control and from the net proceeds of asset sales under specified circumstances each of which as defined in the indenture governing the 7.75% Senior Notes.

EGC believes that the fair value of the $250 million of 7.75% Senior Notes outstanding as of June 30, 2013 was $257.5 million based on quoted prices and the market is not an active market; therefore, the fair value is classified within Level 2.

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

Derivative Instruments Premium Financing

We finance premiums on derivative instruments that we purchase with our hedge counterparties. Substantially all of our hedges are done with lenders under our revolving credit facility. Derivative instruments premium financing is accounted for as debt and this indebtedness is pari passu with borrowings under the revolving credit facility. The derivative instruments premium financing is structured to mature when the derivative instrument settles so that we realize the value net of derivative instrument premium financing. As of June 30, 2013 and June 30, 2012, our outstanding derivative instruments premium financing discounted at our approximate borrowing cost of 2.5% per annum totaled $24.7 million and $17.4 million, respectively.

Interest Expense

For the years ended June 30, 2013, 2012 and 2011, interest expense consisted of the following (in thousands):

	Year Ended June 30,
	2013	2012	2011
Revolving credit facility	$11,816	$9,420	$10,080
9.25% Senior Notes due 2017	69,375	69,375	37,193
7.75% Senior Notes due 2019	19,375	19,375	6,727
10% Senior Notes due 2013	—	—	20,811
16% Second Lien Notes due 2014	—	—	24,967
Amortization of debt issue cost – Revolving credit facility	4,303	4,881	6,999
Amortization of debt issue cost – 10% Senior Notes due 2013	—	—	1,681
Amortization of debt issue cost – 16% Second Lien Notes due 2014	—	—	54
Amortization of debt issue cost – 9.25% Senior Notes due 2017	2,206	2,206	1,196
Amortization of debt issue cost – 7.75% Senior Notes due 2019	388	388	141
Discount amortization – 16% Second Lien Notes due 2014 (Private Placement)	—	—	1,894
Premium amortization – 16% Second Lien Notes due 2014 (Exchange Offer)	—	—	(6,889)
Derivative instruments premium financing and other	1,196	1,347	995
Settlement of Lehman Brothers liability	—	1,890	—
	$108,659	$108,882	$105,849

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Notes Payable

In May 2012, we entered into a note with AFCO Credit Corporation to finance a portion of our insurance premiums. The note was for a total face amount of $26.0 million and bore interest at an annual rate of 1.556%. The note matured and was repaid on December 26, 2012.

In July 2012, we entered into a note to finance a portion of our insurance premiums. The note was for a total face amount of $3.6 million and bore interest at an annual rate of 1.667%. The note matured and was repaid on May 1, 2013.

In November 2012, we entered into a note with AFCO Credit Corporation to finance a portion of our director and officer insurance premiums. The note was for a total face amount of $0.6 million and bears interest at an annual rate of 1.774%. The note amortizes over the remaining term of the insurance, which matures October 23, 2013. The balance outstanding as of June 30, 2013 was $0.2 million.

In May 2013, we entered into a note with AFCO Credit Corporation to finance a portion of our insurance premiums. The note was for a total face amount of $24.8 million and bears interest at an annual rate of 1.623%. The note amortizes over the remaining term of the insurance, which matures April 26, 2014. The balance outstanding as of June 30, 2013 was $22.3 million.

Note 8 — Asset Retirement Obligations

The following table describes the changes to our asset retirement obligations (in thousands):

	Year Ended June 30,
	2013	2012
Balance at beginning of year	$301,415	$323,242
Liabilities acquired	7,277	125
Liabilities incurred	18,486	2,268
Liabilities settled	(41,939)	(14,990)
Revisions in estimated cash flows	(28,306)	(48,391)
Accretion expense	30,885	39,161
Total balance at end of year	287,818	301,415
Less current portion	29,500	34,457
Long-term balance at end of year	$258,318	$266,958

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

With a financially settled purchased put, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the hedged price of the transaction. With a swap, the counterparty is required to make a payment to us if the settlement price for a settlement period is below the

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Derivative Financial Instruments  – (continued)

hedged price for the transaction, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the hedged price for the transaction. With a zero-cost collar, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price of the collar, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price for the collar. A three-way collar is a combination of options consisting of a sold call, a purchased put and a sold put. The sold call establishes a maximum price we will receive for the volumes under contract. The purchased put establishes a minimum price unless the market price falls below the sold put, at which point the minimum price would be the reference price (i.e., NYMEX-WTI and/or BRENT-IPE) plus the difference between the purchased put and the sold put strike price.

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

We have monetized certain hedge positions at various times since the quarter ended March 31, 2009 through the quarter ended June 30, 2013, and received $181.3 million. These monetized amounts were recorded in stockholders’ equity as part of other comprehensive income (“OCI”) and are recognized in income over the contract life of the underlying hedge contracts. As of June 30, 2013, we had $9 million of monetized amounts remaining in OCI of which $4.5 million will be recognized during each of the quarters ending September 30, 2013 and December 31, 2013, respectively.

During the year ended June 30, 2013, we repositioned certain hedge positions by selling puts on certain existing calendar year 2013 hedge collar contracts and purchasing new put spread contracts. The $2.2 million received from the sale of puts were recorded as deferred hedge revenue and will be recognized in income over the life of the underlying hedge contracts through December 31, 2013. As of June 30, 2013, we had $1.3 million in deferred hedge revenue of which $0.7 million and $0.6 million will be recognized during the quarters ending September 30, 2013 and December 31, 2013, respectively.

As of June 30, 2013, we had the following net open crude oil derivative positions:

					Weighted Average Contract Price
					Swaps	Collars/Put Spreads
Period	Type of Contract	Index	Volumes (MBbls)		Fixed Price	Sub Floor	Floor	Ceiling
July 2013 – December 2013	Three-Way Collars	Oil-Brent-IPE	2,024	(1)		$85.91	$105.91	$125.88
July 2013 – December 2013	Put Spreads	Oil-Brent-IPE	920			87.00	106.00
July 2013 – December 2013	Three-Way Collars	NYMEX-WTI	920			70.00	90.00	136.32
July 2013 – December 2013	Collars	NYMEX-WTI	644				73.57	105.63
July 2013 – December 2013	Swaps	NYMEX-WTI	92		$86.60
July 2013 – December 2013	Swaps	NYMEX-WTI	(92)		88.20
January 2014 – December 2014	Three-Way Collars	Oil-Brent-IPE	2,373			68.08	88.08	130.88
January 2014 – December 2014	Collars	Oil-Brent-IPE	730				90.00	108.38
January 2014 – December 2014	Three-Way Collars	NYMEX-WTI	3,650			70.00	90.00	137.14
January 2015 – December 2015	Three-Way Collars	Oil-Brent-IPE	1,825			72.00	92.00	111.56

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Derivative Financial Instruments  – (continued)

(1)	The Oil-Brent-IPE three-way collars for the period from July 2013 through December 2013 include the repositioned derivative contracts referred to above. The newly purchased put spreads have been designated as hedges whereas the call option remaining from the collar after the put was sold no longer qualifies for hedge accounting. However, the combination of the put spread and call contracts effectively result into a three-way collar.

As of June 30, 2013, we had the following net open natural gas derivative positions:

				Weighted Average Contract Price
				Collars/Put Spreads
Period	Type of Contract	Index	Volumes (MMBtu)	Sub Floor	Floor	Ceiling
July 2013 – December 2013	Three-Way Collars	NYMEX-HH	8,580	$3.72	$4.54	$5.37
July 2013 – December 2013	Put Spreads	NYMEX-HH	620	4.00	4.90
January 2014 – December 2014	Three-Way Collars	NYMEX-HH	10,950	3.25	4.00	4.74

The fair values of derivative instruments in our consolidated balance sheets were as follows (in thousands):

	Asset Derivative Instruments				Liability Derivative Instruments
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity Derivative Instruments designated as hedging instruments:
Derivative financial instruments	Current	$52,216	Current	$66,716	Current	$14,609	Current	$34,462
	Non-Current	42,263	Non-Current	103,462	Non-Current	20,337	Non-Current	58,229
Commodity Derivative Instruments not designated as hedging instruments:
Derivative financial instruments	Current	1,976	Current	326	Current	1,234	Current	83
	Non-Current	—	Non-Current	451	Non-Current	—	Non-Current	188
Total		$96,455		$170,955		$36,180		$92,962

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Derivative Financial Instruments  – (continued)

The effect of derivative instruments on our consolidated statements of income was as follows (in thousands):

	Year Ended June 30,
	2013	2012	2011
Location of (Gain) Loss in Income Statement
Cash Settlements, net of amortization of purchased put premiums:
Oil sales	$(13,296)	$(438)	$58,186
Natural gas sales	(15,110)	(28,164)	(37,872)
Total cash settlements	(28,406)	(28,602)	20,314
Commodity Derivative Instruments designated as hedging instruments:
(Gain) loss on derivative financial instruments
Ineffective portion of commodity derivative instruments	881	(3,479)	(21)
Commodity Derivative Instruments not designated as hedging instruments:
(Gain) loss on derivative financial instruments
Realized mark to market (gain) loss	1,686	(4,542)	(3,686)
Unrealized mark to market (gain) loss	(811)	793	(1,856)
Total (gain) loss on derivative financial instruments	1,756	(7,228)	(5,563)
Total (gain) loss	$(26,650)	$(35,830)	$14,751

The cash flow hedging relationship of our derivative instruments was as follows (in thousands):

Location of (Gain) Loss	Amount of (Gain) Loss on Derivative Instruments Recognized in Other Comprehensive (Income) Loss, net of tax (Effective Portion)	Amount of (Gain) Loss on Derivative Instruments Reclassified from Other Comprehensive (Income) Loss, net of tax (Effective Portion)	Amount of (Gain) Loss on Derivative Instruments Reclassified from Other Comprehensive (Income) Loss (Ineffective Portion)
Year Ended June 30, 2013
Commodity Derivative Instruments	$31,051
Revenues		$(25,876)
Loss (gain) on derivative financial instruments			$881
Total	$31,051	$(25,876)	$881
Year Ended June 30, 2012
Commodity Derivative Instruments	$(126,087)
Revenues		$(22,372)
Loss (gain) on derivative financial instruments			$(3,479)
Total	$(126,087)	$(22,372)	$(3,479)
Year Ended June 30, 2011
Commodity Derivative Instruments	$96,190
Revenues		$(7,422)
Loss (gain) on derivative financial instruments			$(21)
Total	$96,190	$(7,422)	$(21)

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Derivative Financial Instruments  – (continued)

The amount expected to be reclassified from other comprehensive income to income in the next 12 months is a gain of $27.8 million ($18.1 million net of tax) on our commodity hedges. The estimated and actual amounts are likely to vary significantly due to changes in market conditions.

We monitor the creditworthiness of our counterparties. However, we are not able to predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Possible actions would be to transfer our position to another counterparty or request a voluntary termination of the derivative contracts resulting in a cash settlement. Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative instruments under lower commodity prices, and could incur a loss. At June 30, 2013, we had no deposits for collateral with our counterparties.

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

We paid quarterly cash dividends of $0.07 per share to holders of our common stock on September 14, 2012, December 14, 2012 and March 15, 2013 to shareholders of record on August 31, 2012, November 30, 2012 and March 1, 2013, respectively.

We paid quarterly cash dividends of $0.12 per share to holders of our common stock on June 14, 2013, to shareholders of record on May 31, 2013. On July 17, 2013, our Board of Directors approved payment of a quarterly cash dividend of $0.12 per share to the holders of our common stock. The quarterly dividend will be paid on September 13, 2013 to shareholders of record on August 30, 2013.

In May 2013, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $250 million in value of our common stock for an extended period of time, in one or more open market transactions. The repurchase program authorizes us to make repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity and other appropriate factors. The repurchase program does not obligate us to acquire any particular amount of common stock and may be modified or suspended at any time and could be terminated prior to completion. The repurchase program will be funded with cash on hand or borrowings revolving credit facility. Any repurchased shares of common stock will be retained at our subsidiary level, subject to transfer to the parent company where they may be retired.

During the year ended June 30, 2013, we incurred $72.7 million to repurchase 2,938,900 shares of our common stock at a weighted average price per share, excluding fees, of $24.70. In July 2013, we utilized a total of $21.2 million to repurchase 914,000 shares of our common stock at a weighted average price per share, excluding fees, of $23.19 after which, $156.1 million remains available for repurchase under the share repurchase program.

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

Conversion of Preferred Stock

During the year ended June 30, 2013, we canceled and converted a total of 929 shares of our 5.625% Preferred Stock into a total of 9,183 shares of common stock using a conversion rate ranging from 9.8578 to 9.899 common shares per preferred share.

Note 11 — Supplemental Cash Flow Information

The following table represents our supplemental cash flow information (in thousands):

	Year Ended June 30,
	2013	2012	2011
Cash paid for interest	$99,377	$103,346	$96,624
Cash paid for income taxes	12,873	—	—

The following table represents our non-cash investing and financing activities (in thousands):

	Year Ended June 30,
	2013	2012	2011
Financing of insurance premiums	$22,524	$22,211	$19,853
Preferred stock dividends	—	(138)	286
Derivative instruments premium financing	18,231	16,259	4,267
Additions to property and equipment by recognizing asset retirement obligations	(9,820)	(45,998)	222,438
Repurchase of company common stock	13,997	—	—

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

Performance Units

For fiscal 2011, 2012 and 2013, we also awarded performance units. Of the total performance units awarded, 25% are time-based performance units (“Time-Based Performance Units”) and 75% are Total Shareholder Return Performance-Based Units (“TSR Performance-Based Units”). Both the Time-Based Performance Units and TSR Performance-Based Units vest equally over a three-year period.

Time-Based Performance Units.  The amount due the employee at the vesting date is equal to the grant date unit value of $5.00 plus the appreciation in the stock price over the performance period, multiplied by the number of units that vest. For the fiscal year 2011 grant, the initial stock price used in determining the

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Employee Benefit Plans  – (continued)

change in stock price is $15.62 per share, for the fiscal year 2012 grant the initial stock price is $34.40 and for the fiscal year 2013 grant the initial stock price is $33.20.

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

At our discretion, at the time the Restricted Stock Units and Performance Units vest, employees will settle in either common shares or cash. Upon a change in control of the Company, as defined in the Incentive Plan, all outstanding Restricted Stock Units and Performance Units become immediately vested and payable. Historically, we have paid all vesting awards in cash. The July 21, 2013 vesting of the July 21, 2012, 2011 and 2010 Performance Unit awards were paid 50% in common stock and future vesting of the Performance Units may be paid in stock at the discretion of our board of directors.

We recognized compensation expense related to our outstanding Restricted Stock Units and Performance Units as follows (in thousands):

	Year Ended June 30,
	2013	2012	2011
Restricted Stock Units	$10,707	$19,315	$20,314
Performance Units	10,569	31,148	28,480
Total compensation expense recognized	$21,276	$50,463	$48,794

As of June 30, 2013, we have 865,158 unvested Restricted Stock Units and 5,170,042 unvested Performance Based Units.

Stock Purchase Plan

Effective as of July 1, 2008, we adopted the Energy XXI Services, LLC 2008 Fair Market Value Stock Purchase Plan (“2008 Purchase Plan”), which allows eligible employees, directors, and other service providers of ours and our subsidiaries to purchase from us shares of our common stock that have either been purchased by us on the open market or that have been newly issued by us. During the years ended June 30, 2013, 2012 and 2011, we issued 213,763 shares, 305,401 shares and 282,047 shares, respectively, under the 2008 Purchase Plan.

In November 2008 we adopted the Energy XXI Services, LLC Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) which allows employees to purchase common stock at a 15% discount from the lower of the common stock closing price on the first or last day of the offering period. The current offering period is from July 1, 2013 to December 31, 2013. We use Black-Scholes Model to determine fair value, which incorporates assumptions to value stock-based awards. The shares issuable under Employee Stock Purchase Plan are included in calculating diluted earnings per share, if dilutive. As of June 30, 2013 there was no unrecognized compensation. The compensation expense recognized and shares issued under Employee Stock Purchase Plan were as follows (in thousands, except for shares):

	Year Ended June 30,
	2013	2012	2011
Compensation expense	$813	$729	$567
Shares issued	74,806	46,985	115,323

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Employee Benefit Plans  – (continued)

Stock Options

In September 2008, our board of directors granted 300,000 stock options to certain officers. These options to purchase our common stock were granted with an exercise price of $17.50 per share. These options vested over a three year period and may be exercised any time prior to September 10, 2018. As of June 30, 2013, 100,000 of the vested options have been exercised and the remaining 200,000 vested options have not been exercised.

A summary of our stock option activity and related information is as follows:

	Year Ended June 30,
	2013		2012		2011
	Shares Under Option	Weighted Ave. Exercise Price	Shares Under Option	Weighted Ave. Exercise Price	Shares Under Option	Weighted Ave. Exercise Price
Beginning balance	—		100,000	$17.50	240,000	$17.50
Granted	—		—	—	—	—
Vested	—		(100,000)	17.50	(140,000)	17.50
Ending balance	—		—	$17.50	100,000	$17.50

Our net income for the years ended June 30, 2012 and 2011 includes approximately $0.1 million and $0.2million, respectively of compensation costs related to stock options.

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

Defined Contribution Plans

Our employees are covered by a discretionary noncontributory profit sharing plan. The plan provides for annual employer contributions that can vary from year to year. We also sponsor a qualified 401(k) Plan that provides for matching. The contributions under these plans were as follows (in thousands):

	Year Ended June 30,
	2013	2012	2011
Profit Sharing Plan	$2,738	$3,014	$2,980
401(k) Plan	3,381	3,195	1,788
Total contributions	$6,119	$6,209	$4,768

Note 13 — Related Party Transactions

We have a 20% interest in EXXI M21K and a 49% interest in Ping Energy. We account for these investments using the equity method. See Note 5 — Equity Method Investments of Notes to Consolidated Financial Statements in this Form 10-K.

EXXI M21K is the guarantor of a $100 million line of credit entered into by M21K. See Note 5 — Equity Method Investments of Notes to Consolidated Financial Statements in this Form 10-K.

We have provided a guarantee related to the payment of asset retirement obligations and other liabilities by M21K for EP Energy Property acquisition estimated at $65 million and $1.8 million, respectively. For this guarantee, M21K has agreed to pay us $6.3 million over a period of three years. As of June 30, 2013, we have received $1.9 million related to such guarantee.

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

	Year Ended June 30,
	2013	2012	2011
Net income	$162,081	$335,827	$64,655
Preferred stock dividends	11,496	13,028	12,600
Induced conversion of preferred stock	—	6,068	24,348
Net income available for common stockholders	$150,585	$316,731	$27,707
Weighted average shares outstanding for basic EPS	79,063	77,310	66,356
Add dilutive securities	8,200	9,898	103
Weighted average shares outstanding for diluted EPS	87,263	87,208	66,459
Earnings per share
Basic	$1.90	$4.10	$0.42
Diluted	$1.86	$3.85	$0.42

For the years ended June 30, 2013, 2012 and 2011, we had 5,474, 4,821 and 11,219,687, respectively, of common stock equivalents that were excluded from the diluted average shares due to an anti-dilutive effect.

Note 15 — Commitments and Contingencies

Litigation.  We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our consolidated financial position, results of operations or cash flows.

Lease Commitments.  We have a non-cancelable operating lease for office space and other that expires on December 31, 2018. Future minimum lease commitments as of June 30, 2013 under the operating lease are as follows (in thousands):

Year Ending June 30,
2014	$2,962
2015	3,108
2016	2,927
2017	2,981
2018	2,702
Thereafter	1,360
Total	$16,040

Rent expense, including rent incurred on short-term leases, for the years ended June 30, 2013, 2012 and 2011 was approximately $2,777,000, $2,493,000 and $1,933,000, respectively.

Letters of Credit and Performance Bonds.  We had $225.3 million in letters of credit and $44.5 million of performance bonds outstanding as of June 30, 2013.

Guarantee.  EXXI M21K is the guarantor of a $100 million line of credit entered into by M21K. See Note 5 – Equity Method Investments of Notes to Consolidated Financial Statements in this Form 10-K. We have provided a guarantee related to the payment of asset retirement obligations and other liabilities by M21K

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Commitments and Contingencies  – (continued)

estimated at $65 million and $1.8 million, respectively. For this guarantee, M21K has agreed to pay us $6.3 million over a period of three years. See Note 13 — Related Party Transactions of Notes to Consolidated Financial Statements in this Form 10-K.

Drilling Rig Commitments.  The drilling rig commitments represent minimum future expenditures for drilling rig services. The expenditures for drilling rig services will exceed such minimum amounts to the extent we utilize the drilling rigs subject to a particular contractual commitment for a period greater than the period set forth in the governing contract. As of June 30, 2013, we have entered into seven drilling rig commitments:

1)  June 30, 2013 to August 15, 2013 at $49,000 per day

2)  January 1, 2013 to September 30, 2013 at $110,000 per day

3)  October 1, 2013 to June 30, 2014 at $125,000 per day

4)  March 5, 2013 to August 31, 2013 at $135,000 per day

5)  September 1, 2013 to August 31, 2014 at $140,000 per day

6)  February 15, 2013 to July 3, 2013 at $36,000 per day

7)  April 11, 2013 to September 15, 2013 at $20,000 per day

At June 30, 2013, future minimum commitments under these contracts totaled $107.6 million.

Note 16 — Income Taxes

We are a Bermuda company and we are generally not subject to income tax in Bermuda. We operate through our various subsidiaries in the United States; accordingly, income taxes have been provided based upon U.S. tax laws and rates as they apply to our current ownership structure.

During the year ended June 30, 2009, we incurred a pre-tax impairment loss related to our oil and gas properties due to the steep decline in global energy prices over that same time period. This loss is not deductible for tax purposes until the impaired properties are depleted or disposed of. As a result of this impairment, we have reported cumulative losses and remain marginally in an overall loss position. Due to this previous loss position, coupled with volatility in energy prices (at the time) causing uncertainty as to operating results, we established a valuation allowance of $175.0 million during the year ended June 30, 2009. We have subsequently reduced this allowance by $152.5 million due principally to the reported pre-tax income in the subsequent years. This results in an ending valuation allowance of $22.5 million at June 30, 2013, which relates to certain State of Louisiana net operating loss carryovers that we do not currently believe, on a more-likely-than-not basis, are realizable due to our current focus on offshore operations. Management continues to monitor this situation closely, and the results from any change in judgment reflecting a change in the underlying facts will be reflected in the period of the factual change.

The amounts of income before income taxes attributable to U.S. and non-U.S. operations are as follows:

	Year Ended June 30,
	2013	2012	2011
	(In Thousands)
U.S. income	$223,337	$346,887	$47,751
Non-U.S. income	25,377	27,586	29,166
Income before income taxes	$248,714	$374,473	$76,917

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Income Taxes  – (continued)

The components of our income tax provision are as follows:

	Year Ended June 30,
	2013	2012	2011
	(In Thousands)
Current
United States	$12,872	$—	$—
Non U.S.	—	—	—
State	—	(53)	93
Total current	12,872	(53)	93
Deferred
United States	76,222	38,699	12,169
State	(2,461)	—	—
Total deferred	73,761	38,699	12,169
Total income tax provision	$86,633	$38,646	$12,262

The following is a reconciliation of statutory income tax expense to our income tax provision:

	Year Ended June 30,
	2013	2012	2011
	(In Thousands)
Income before income taxes	$248,714	$374,473	$76,917
Statutory rate	35%	35%	35%
Income tax expense computed at statutory rate	87,050	131,066	26,921
Reconciling items
Federal withholding obligation	10,343	10,371	10,343
Nontaxable foreign income	(8,214)	(9,655)	(10,208)
Change in valuation allowance	(59,853)	(57,031)	(25,290)
Revaluation of tax attributes	52,072	7,630	7,186
Debt cancelation – bond repurchase	—	(52,583)	—
State income taxes, net of federal tax benefit	(2,461)	(53)	60
Non-deductible executive compensation and other – net	7,696	8,901	3,250
Tax provision	$86,633	$38,646	$12,262

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Income Taxes  – (continued)

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of our deferred taxes are detailed in the table below:

	June 30,
	2013	2012
	(In Thousands)
Deferred tax liabilities – current
Federal withholding obligation	$(20,517)	$—
Deferred tax assets – non current
Asset retirement obligation	100,697	105,495
Tax loss carryforwards on U.S. operations	386,899	226,927
Accrued interest expense	65,418	67,701
Deferred interest expense under IRC Sec. 162(j)	28,721	60,403
Employee benefit plans	6,213	14,845
Deferred state taxes	22,494	20,034
Other	6,860	7,311
Total deferred tax assets – non current	617,302	502,716
Deferred tax liabilities
Derivative instruments and other	(10,193)	(19,404)
Oil, natural gas properties and other property and equipment	(628,554)	(406,376)
Federal withholding obligation	(34,983)	(58,029)
Cancellation of debt	(9,680)	(9,680)
Tax partnership activity	(52,202)	(31,159)
Total deferred tax liabilities – non current	(735,612)	(524,648)
Valuation allowance	(22,494)	(82,348)
Net deferred tax asset (liability)	$(161,321)	$(104,280)
Reflected in the accompanying balance sheet as Current deferred tax asset (liability)	$(20,517)	—
Non-current deferred tax asset (liability)	$(140,804)	$(104,280)

The total change in deferred tax assets and liabilities in the year ended June 30, 2013 reflects a $16.7 million decrease in the deferred tax liability related to items recorded in other comprehensive income. This decrease resulted in a deferred tax liability at June 30, 2013 of $14.3 million related to other comprehensive income which is included in the derivative instruments line.

At June 30, 2013, we have a U.S. federal tax loss carryforward (“NOLs”) of approximately $1.1 billion, a state income tax loss carryforward of approximately $432.6 million. The regular U.S. federal income tax NOLs will expire in various amounts beginning in 2026 and ending in 2030.

Section 382 of the Code (“Section 382”) imposes limitations on a corporation’s ability to utilize its NOLs if it experiences an “ownership change” and Code Section 383 provides similar rules for other tax attributes, e.g., capital losses. In general terms, an ownership change may result from transactions increasing the ownership percentage of certain shareholders in the stock of the corporation by more than 50 percentage points over a three year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax exempt rate (ranging between approximately 2.7% and 3.3%). Any unused annual limitation may be carried over to subsequent years. The amount of the

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Income Taxes  – (continued)

limitation may, under certain circumstances, be increased by the built-in gains held by the Company at the time of the ownership change that are recognized in the five year period after the change. The Company experienced an ownership change on June 20, 2008, and a second ownership change on November 3, 2010. Based upon the Company’s determination of its annual limitation related to this ownership change, management believes that Section 382 should not otherwise limit the Company’s ability to utilize its federal or state NOLs or other attribute carryforwards during their applicable carryforward periods. Management will continue to monitor the potential impact of Code Sections 382 and 383 in future periods with respect to NOL and other tax carryforwards and will reassess realization of these carryforwards periodically.

We adopted the provisions of ASC 740-10 (formally known as FIN 48) and applied the guidance of ASC 740-10 as of July 1, 2007. As of the adoption date, we did not record a cumulative effect adjustment related to the adoption of ASC 740-10 or have any gross unrecognized tax benefit. At June 30, 2013, we did not have any ASC 740-10 liability or gross unrecognized tax benefit.

We filed our initial tax returns for the tax year ended June 30, 2006 as well as the returns for the tax years ended June 30, 2007 through 2012. The tax years ended June 30, 2010 through 2012 remain open to examination under the applicable statute of limitations in the U.S. in which the Company and its subsidiaries file income tax returns. However, the statute of limitations for examination of NOLs and other similar attribute carryforwards does not begin to run until the year the attribute is utilized. In some instances, state statutes of limitations are longer than those under U.S. federal tax law.

We have historically paid no significant US cash income taxes due to the election to expense intangible drilling costs and the presence of our NOLs. However, if current income trends continue, we could be responsible for making cash tax payments in fiscal 2014 from application of the alternative minimum tax (AMT) under current law. We presently do not expect to make any cash income tax payments during the upcoming fiscal year. If any such AMT payments were required, we believe that they would be recoverable against future regular income taxes due, with no expiration period. As such, we do not believe that any AMT payments would have a negative impact on earnings. We revise our ongoing estimated AMT obligation each quarter during the year.

We paid $12.9 million cash in US withholding taxes during the year as a result of payments of interest on indebtedness and management fees to our Bermuda entities. These withholding taxes are presented as separate line items in the effective tax rate reconciliation and payments expected in the coming fiscal year are presented as a current federal withholding obligation in the balance sheet.

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

Shell Trading Company (“Shell”) accounted for approximately 35%, 32% and 61% of our total oil and natural gas revenues during the years ended June 30, 2013, 2012 and 2011, respectively. ExxonMobil Corporation (“ExxonMobil”) accounted for approximately 37%, 37% and 22% of our total oil and natural gas revenues during the years ended June 30, 2013, 2012 and 2011, respectively. J.P. Morgan Ventures Energy Corporation (“J.P. Morgan”) accounted for 12% and 18% of our total oil and natural gas revenues during the years ended June 30, 2013 and 2012, respectively. We also sell our production to a number of other customers, and we believe that those customers, along with other purchasers of oil and natural gas, would purchase all or substantially all of our production in the event that Shell, ExxonMobil or J.P. Morgan curtailed their purchases.

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

Our commodity derivative instruments consist of financially settled crude oil and natural gas puts, swaps, zero-cost collars and three way collars. We estimate the fair values of these instruments based on published forward commodity price curves, market volatility and contract terms as of the date of the estimate. The discount rate used in the discounted cash flow projections is based on published LIBOR rates. The fair values of commodity derivative instruments in an asset position include a measure of counterparty nonperformance risk, and the fair values of commodity derivative instruments in a liability position include a measure of our own nonperformance risk, each based on the current published issuer-weighted corporate default rates. See Note 9 — Derivative Financial Instruments of Notes to Consolidated Financial Statements in this Form 10-K.

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

During fiscal year 2013, we did not have any transfers from or to Level 3. The following table presents the fair value of our Level 1 and Level 2 financial instruments (in thousands):

	Level 1		Level 2
	As of June 30,		As of June 30,
	2013	2012	2013	2012
Assets:
Oil and natural gas derivatives			$96,455	$170,955
Liabilities:
Oil and natural gas derivatives			$36,180	$92,962
Restricted stock units	$7,642	$15,124
Time-based performance units	3,059	4,434
Total liabilities	$10,701	$19,558	$36,180	$92,962

The following table describes the changes to our Level 3 financial instruments (in thousands):

	Level 3
	Year Ended June 30,
	2013	2012
Liabilities:
Performance-based performance units
Balance at beginning of year	$22,855	$20,305
Vested	(23,161)	(23,807)
Grants charged to income	7,084	26,357
Balance at end of year	$6,778	$22,855

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Prepayments and Accrued Liabilities

Prepayments and accrued liabilities consist of the following (in thousands):

	June 30,
	2013	2012
Prepaid expenses and other current assets
Advances to joint interest partners	$13,936	$12,966
Insurance	31,258	30,515
Inventory	4,094	4,849
Royalty deposit	1,210	2,443
Stock held for future issuance to employees	23	8,786
Other	217	3,470
Total prepaid expenses and other current assets	$50,738	$63,029
Accrued liabilities
Advances from joint interest partners	$1,348	$301
Employee benefits and payroll	30,730	53,541
Interest payable	5,733	3,721
Accrued hedge payable	2,214	136
Undistributed oil and gas proceeds	47,766	54,484
Repurchase of company common stock	13,997	—
Other	3,404	6,635
Total accrued liabilities	$105,192	$118,818

Note 20 — Subsequent Events

In July 2013, we entered into a note to finance a portion of our Weather Based Insurance Linked Securities insurance premiums. The note is for a total face amount of $2.9 million and bears interest at an annual rate of 1.823%. The note amortizes over the remaining term of the insurance, which matures June 1, 2014.

On July 17, 2013, our Board of Directors approved payment of a quarterly cash dividend of $0.12 per share to the holders of our common stock. The quarterly dividend will be paid on September 13, 2013 to shareholders of record on August 30, 2013.

On July 25, 2013, our equity method investee, M21K entered into a PSA Agreement with LLOG Exploration to acquire interests in certain oil and gas fields for $103 million. The closing of this acquisition is scheduled to occur on or before August 30, 2013.

In July 2013 we utilized a total of $21.2 million to repurchase 914,000 shares of our common stock at a weighted average price per share, excluding fees, of $23.19, after which, $156.1 million remains available for repurchase under the share repurchase program.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 — Selected Quarterly Financial Data — Unaudited

Unaudited quarterly financial data are as follows (in thousands, except per share amounts):

	Year Ended June 30, 2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$314,325	$303,774	$320,519	$270,227
Operating income	111,747	99,870	93,537	56,651
Net income	$62,053	$40,436	$41,332	$18,260
Preferred stock dividends	2,873	2,873	2,874	2,876
Net income available for common stockholders	$59,180	$37,563	$38,458	$15,384
Net income per share attributable to common stockholders(1)
Basic	$0.75	$0.47	$0.48	$0.19
Diluted	0.72	0.46	0.47	0.19

	Year Ended June 30, 2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$341,946	$335,996	$340,578	$284,883
Operating income	116,410	126,805	137,986	102,083
Net income	$81,155	$91,252	$97,089	$66,331
Preferred stock dividends	2,877	2,739	3,706	3,706
Induced conversion of preferred stock	10	6,058	—	—
Net income available for common stockholders	$78,268	$82,455	$93,383	$62,625
Net income per share attributable to common stockholders(1)
Basic	$0.99	$1.06	$1.22	$0.82
Diluted	0.93	1.04	1.11	0.76

(1)	The sum of the individual quarterly earnings per share may not agree with year-to-date earnings per share because each quarterly calculation is based on the income for that quarter and the weighted average number of shares outstanding during that quarter.

Note 22 — Supplementary Oil and Gas Information — Unaudited

The supplementary data presented reflects information for all of our oil and gas producing activities. Costs incurred for oil and gas property acquisition, exploration and development activities are as follows:

	Year Ended June 30,
	2013	2012	2011
	(In Thousands)
Oil and Gas Activities
Exploration costs	$168,512	$183,397	$98,133
Development costs	636,406	383,495	180,191
Total	804,918	566,892	278,324
Administrative and Other	11,187	3,778	2,909
Total capital expenditures	816,105	570,670	281,233
Property acquisitions
Proved	108,825	6,401	722,551
Unevaluated	52,339	—	289,711
Total acquisitions	161,164	6,401	1,012,262
Asset retirement obligations, insurance proceeds and other – net	(2,283)	(55,399)	205,702
Total costs incurred	$974,986	$521,672	$1,499,197

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 — Supplementary Oil and Gas Information — Unaudited  – (continued)

Oil and natural gas property costs excluded from the amortization base represent investments in unevaluated properties and include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. We exclude these costs until the property has been evaluated. We also allocate a portion of our acquisition costs to unevaluated properties based on fair value. Costs are transferred to proved properties as the properties are evaluated or over the life of the reservoir. The wells in progress will be transferred into the amortization base once the results of the drilling activities are known.

We excluded from the amortization base the following costs related to unproved property costs and major development projects:

	June 30,
	2013	2012	2011
	(In Thousands)
Unevaluated properties	$89,724	$166,692	$324,549
Wells in progress	332,827	252,068	142,744
	$422,551	$418,760	$467,293

Estimated Net Quantities of Oil and Natural Gas Reserves

The following estimates of the net proved oil and natural gas reserves of our oil and gas properties located entirely within the U.S. are based on evaluations prepared by our reservoir engineers and audited by NSAI. Reserve volumes and values were determined under the method prescribed by the SEC, which requires the application of the 12-month average price for natural gas and oil calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month prior period to the end of the reporting period and current costs held constant throughout the projected reserve life. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise that those of producing oil and gas properties. Accordingly, reserve estimates are expected to change as additional performance data becomes available.

Estimated quantities of proved domestic oil and gas reserves and changes in quantities of proved developed and undeveloped reserves in thousands of barrels (“MBbls”) and millions of cubic feet (“MMcf”) for each of the periods indicated were as follows:

	Crude Oil (MBbls)	Natural Gas (MMcf)	Total (MBOE)
Proved reserves at June 30, 2010	47,483	168,783	75,614
Production	(8,553)	(24,533)	(12,642)
Extensions and discoveries	3,056	39,555	9,649
Revisions of previous estimates	2,155	(43)	2,148
Reclassification of proved undeveloped	(2,917)	(4,579)	(3,681)
Purchases of reserves	37,115	97,591	53,380
Sales of reserves	(1,133)	(40,458)	(7,876)
Proved reserves at June 30, 2011	77,206	236,316	116,592
Production	(11,172)	(29,824)	(16,143)
Extensions and discoveries	11,444	27,821	16,081
Revisions of previous estimates	9,098	(23,281)	5,217
Reclassification of proved undeveloped	(1,783)	(2,042)	(2,123)

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 — Supplementary Oil and Gas Information — Unaudited  – (continued)

	Crude Oil (MBbls)	Natural Gas (MMcf)	Total (MBOE)
Proved reserves at June 30, 2012	84,793	208,990	119,624
Production	(10,318)	(32,354)	(15,710)
Extensions and discoveries	40,690	40,714	47,476
Revisions of previous estimates	14,380	7,903	15,697
Reclassification of proved undeveloped	(1,123)	(1,755)	(1,416)
Purchases of reserves	5,225	45,623	12,829
Proved reserves at June 30, 2013	133,647	269,121	178,500
Proved developed reserves
June 30, 2010	36,970	93,610	52,572
June 30, 2011	59,234	134,024	81,572
June 30, 2012	63,308	110,310	81,693
June 30, 2013	80,223	175,623	109,493
Proved undeveloped reserves
June 30, 2010	10,513	75,173	23,042
June 30, 2011	17,972	102,292	35,020
June 30, 2012	21,485	98,680	37,931
June 30, 2013	53,424	93,498	69,007

Our proved developed reserve estimates increased by 27.8 MMBOE or 34% to 109.5 MMBOE at June 30, 2013 from 81.7 MMBOE at June 30, 2012. The increase was primarily due to:

•	Additions of 11.2 MMBOE from drilling, recompletions, and wells returned to production with major additions at South Timbalier 54: 2.9 MMBOE, Main Pass 61: 2.5 MMBOE, Grand Isle 16: 1.7 MMBOE, and West Delta 73: 1.2 MMBOE;
•	Improved well performance of 22.3 MMBOE was realized with major upward revisions at West Delta 73: 9.4 MMBOE, South Timbalier 54: 6.2 MMBOE, South Pass 49: 4.4 MMBOE, and Main Pass 61: 1.3 MMBOE;
•	Offset by a 1 MMBOE downward performance revision at Main Pass 73, and 15.7 MMBOE of production, and
•	Acquisitions of 8.0 MMBOE at Bayou Carlin: 7.0 MMBOE and Vermilion 164: 1.0 MMBOE.

Our proved undeveloped reserve estimates increased by 31.1 MMBOE or 82% to 69.0 MMBOE at June 30, 2013 from 37.9 MMBOE at June 30, 2012. The increase was primarily due to:

•	Additions of 36.3 MMBOE from identification of new proved undeveloped reserve locations were primarily at West Delta 73: 14.2 MMBOE, West Delta 30: 12.6 MMBOE, South Timbalier 54: 7 MMBOE, and Main Pass 61: 1.5 MMBOE;
•	Acquisitions of 4.8 MMBOE at Vermilion 164: 3.3 MMBOE and West Delta 30: 1.5 MMBOE;
•	Offset by 3.2 MMBOE of proved undeveloped reserves as of June 30, 2012 reserve report, which were converted to proved developed reserves and revised upward by 5.8 MMBOE in fiscal 2013. This resulted in a total of 9.0 MMBOE being converted to proved developed reserves during fiscal 2013 with the majority of the horizontal conversions at West Delta 73: 8.3 MMBOE. These proved undeveloped reserves were booked as directional/vertical in fiscal 2012 but we opted to drill these

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 — Supplementary Oil and Gas Information — Unaudited  – (continued)

locations as horizontals instead for higher production rates and ultimate recovery. The upward revision of 5.8 MMBOE in fiscal 2013 was a result of the higher realized initial production performance and higher estimated ultimate recovery from horizontals versus verticals, and
•	1.4 MMBOE of proved undeveloped reserves expired at South Timbalier 21: 0.4 MMBOE and South Pass 49: 1 MMBOE due to the five year development rule.

Two proved undeveloped reserve locations were not converted into proved developed reserves within the five year requirement and remain booked as proved undeveloped at June 30, 2013. Main Pass 61 OCS-G 16493 A-3 and Main Pass 73 B-19 ST are both proved undeveloped reserve locations to be sidetracked, but are still producing and cannot be drilled until the proved developed producing zone in each well depletes.

We expanded our internal effort on reserves evaluation, as we transitioned from third-party-evaluated to third-party-audited reserves. Our technical staff was increased by over 40%, many of whom were focused on field studies which identified a large number of new proved undeveloped reserve locations. These proved undeveloped reserve locations accounted for approximately 50% of our proved reserves increase. Our increased staffing level also enabled us to devote time to analyze and validate our proved developed reserves estimates utilizing multiple estimation techniques. As permitted under the existing guidance we employ techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate. To achieve reasonable certainty, our internal reservoir engineers employed technologies on a by-well basis such as decline curve analysis (rate versus time, rate versus cumulative production, oil cut versus cumulative production and semi-log oil cut versus cumulative production) and where prudent, on a reservoir by-reservoir basis (material balance, volumetric analysis and analogy) that have been demonstrated to yield results with consistency and repeatability. Performance analysis including rate-time decline curves was utilized for reserve revisions to current wells and accounted for production techniques such as water flooding and gas-lifting that enhances and/or maintains production rates over time. Material balance methods were also employed for reserve revisions to current wells, incorporating production and pressure data to assist with reserve updates, particularly for wells and/or reservoirs with minimal production history and/or decline to-date. Further, in applying multiple techniques, we looked for consistency between methods rather than the highest or lowest result. We also used our knowledge of reservoir-specific drive mechanisms to identify which of the methods were most likely to be representative of the performance of the well. In some cases this gave lower reserves than rate-time, while in other cases it resulted in the same or higher reserves. On an average however, primarily due to the drive mechanisms in our reservoirs, higher reserves resulted from more appropriate selection of the reserves evaluation method.

We update and approve our long range plan on an annual basis, which includes our program to drill proved undeveloped locations. This plan is reflected in our reserve report at June 30, 2013 (the “June 30 Reserve Report”). We only recorded proved undeveloped reserves in our June 30 Reserve Report if they were scheduled to be developed within a five-year time horizon under the Company’s long range plan. We update our five year plan supporting our year-end fiscal results annually based upon long range criteria, including top value projects, maximization of present value and production volumes, drilling obligations, five year rule, and anticipated availability of certain rig types. However, the relative proportion of total proved undeveloped reserves that the Company develops over the next five years will not be uniform year to year, but will vary by year depending on several factors, including financial targets such as reducing debt and/or drilling within cash flow, drilling obligatory wells, and the inclusion of new acquisitions with associated proved undeveloped reserves.

In fiscal 2013, we converted 8.4% of our proved undeveloped reserves included in our June 30, 2012 reserve report. As scheduled in our long range plan that is reflected in the June 30 Reserve Report and further reflected in our initial budget for fiscal 2014, we expect to convert approximately 15% of our proved

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 — Supplementary Oil and Gas Information — Unaudited  – (continued)

undeveloped reserves during fiscal year 2014, 24% during fiscal year 2015, 27% during fiscal year 2016, 16% during fiscal year 2017 and 18% during fiscal year 2018.

Standardized Measure of Discounted Future Net Cash Flows

Future cash inflows as of June 30, 2013 were computed using the following prices. The average oil price prior to quality, transportation fees, and regional price differentials was $91.60 per barrel of oil (calculated using the unweighted average first-day-of-the-month West Texas Intermediate posted prices during the 12-month period ending on June 30, 2013). The report forecasts crude oil and NGL production separately. The average realized adjusted product prices weighted by production over the remaining lives of the properties, used to determine future net revenues were $108.24 per barrel of oil and $43.64 per barrel of NGLs, after adjusting for quality, transportation fees, and regional price differentials. The $108.24 per barrel realized oil price compares to an unweighted average first-day-of-the-month West Texas Intermediate price of $91.60 per barrel (differential of $16.64 per barrel).

For natural gas, the average Henry Hub price used was $3.44 per MMBtu, prior to adjustments for energy content, transportation fees, and regional price differentials (calculated using the unweighted average first-day-of-the-month Henry Hub spot price). The average adjusted realized gas price, weighted by production over the remaining lives of the properties used to determine future net revenues, was $3.63 per Mcf after adjusting for energy content, transportation fees, and regional price differentials.

The standardized measure of discounted future net cash flows related to proved oil and gas reserves as of June 30, 2013, 2012 and 2011 are as follows (in thousands):

	June 30,
	2013	2012	2011
Future cash inflows	$15,048,978	$10,009,119	$7,989,182
Less related future
Production costs	3,657,595	2,737,969	2,188,918
Development and abandonment costs	1,838,159	1,304,007	1,184,728
Income taxes	2,591,351	1,377,363	1,073,278
Future net cash flows	6,961,873	4,589,780	3,542,258
Ten percent annual discount for estimated timing of cash flows	2,480,351	1,284,291	980,865
Standardized measure of discounted future net cash flows	$4,481,522	$3,305,489	$2,561,393

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 — Supplementary Oil and Gas Information — Unaudited  – (continued)

Changes in Standardized Discounted Future Net Cash Flows

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved crude oil and natural gas reserves follows (in thousands):

	Year Ended June 30,
	2013	2012	2011
Beginning of year	$3,305,489	$2,561,393	$1,549,151
Revisions of previous estimates
Changes in prices and costs	(106,002)	855,382	362,283
Changes in quantities	635,562	153,537	59,149
Additions to proved reserves resulting from extensions, discoveries and improved recovery, less related costs	1,598,548	604,266	111,053
Purchases of reserves in place	480,111	—	1,553,858
Sales of reserves in place	—	—	(171,264)
Accretion of discount	429,745	333,748	184,892
Sales, net of production and gathering and transportation costs	(842,268)	(968,956)	(604,057)
Net change in income taxes	(676,158)	(215,873)	(476,319)
Changes in rate of production	(456,254)	(13,438)	(72,069)
Development costs incurred	125,925	24,519	114,710
Changes in abandonment costs and other	(13,176)	(29,089)	(49,994)
Net change	1,176,033	744,096	1,012,242
End of year	$4,481,522	$3,305,489	$2,561,393

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is included in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K on page 73 and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarterly period ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We have adopted a Code of Business Conduct and Ethics, which covers a wide range of business practices and procedures. The Code of Business Conduct and Ethics also represents the code of ethics applicable to our principal executive officer, principal financial officer, and principal accounting officer or controller and persons performing similar functions (“senior financial officers”). A copy of the Code of Business Conduct and Ethics is available on our website www.energyxxi.com under “Management
Team — Corporate Governance.” We intend to disclose any amendments to or waivers of the Code of Business Conduct and Ethics on behalf of our senior financial officers on our website www.energyxxi.com under “Investor Relations” and “Corporate Governance” promptly following the date of the amendment or waiver.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of August 2013.

ENERGY XXI (BERMUDA) LIMITED

By:	/s/ JOHN D. SCHILLER, JR. John D. Schiller, Jr. Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN D. SCHILLER, JR. John D. Schiller, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	August 21, 2013
/s/ DAVID WEST GRIFFIN David West Griffin	Chief Financial Officer and (Principal Financial Officer and Principal Accounting Officer)	August 21, 2013
/s/ WILLIAM COLVIN William Colvin	Director	August 21, 2013
/s/ PAUL DAVISON Paul Davison	Director	August 21, 2013
/s/ DAVID M. DUNWOODY David M. Dunwoody	Director	August 21, 2013
/s/ CORNELIUS DUPRÉ II Cornelius Dupré II	Director	August 21, 2013
/s/ HILL A. FEINBERG Hill A Feinberg	Director	August 21, 2013
/s/ KEVIN S. FLANNERY Kevin S. Flannery	Director	August 21, 2013

EXHIBIT INDEX

Exhibit Number	Description	Originally Filed as Exhibit	File Number
3.1	Altered Memorandum of Association of Energy XXI (Bermuda) Limited	3.1 to the Company’s Form 8-K filed on November 9, 2011	001-33628
3.2	Bye-Laws of Energy XXI (Bermuda) Limited	3.2 to the Company’s Form 8-K filed on November 9, 2011	001-33628
4.1	Investor Rights Agreement dated October 13, 2005 among Energy XXI Acquisition Corporation (Bermuda) Limited, Sunrise Securities Corp. and Collins Steward Limited	4.1 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
4.2	Registration Rights Agreement dated October 13, 2005 among Energy XXI Acquisition Corporation (Bermuda) and the investors named therein	4.2 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
4.3	Indenture, dated December 17, 2010, by and among Energy XXI Gulf Coast, Inc., the Guarantors named therein and Wells Fargo Bank, N.A., as trustee	4.1 to Form 8-K filed on December 22, 2010	001-33628
4.4	Indenture dated as of February 25, 2011 among Energy XXI Gulf Coast, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee	4.1 to Form 8-K filed on February 28, 2011	001-33628
10.1†	Form of Restricted Stock Grant Agreement under 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.6 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.2†	Form of Restricted Stock Unit Agreement under 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.7 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.3	Letter Agreement dated September 2005 between Energy XXI Acquisition Corporation (Bermuda) Limited and The Exploitation Company, L.L.P.	10.12 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.4†	Form of Notice of Grant of Stock Option together with Form of Stock Option Agreement under 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.25 to Form 10-K filed on September 11, 2008	001-33628
10.5†	Energy XXI Services, LLC Directors’ Deferred Compensation Plan	10.1 to Form 8-K filed on September 10, 2008	001-33628
10.6†	Employment Agreement of John D. Schiller, Jr., effective September 10, 2008	10.1 to Form 8-K filed on September 11, 2008	001-33628

Exhibit Number	Description	Originally Filed as Exhibit	File Number
10.7†	Separation Agreement of Steve Weyel, effective August 25, 2010	10.1 to Form 8-K filed on August 23, 2010	001-33628
10.8†	Employment Agreement of David West Griffin, effective September 10, 2008	10.3 to Form 8-K filed on September 11, 2008	001-33628
10.9†	Form of Indemnification Agreement between Energy XXI (Bermuda) Limited and Indemnitees	10.1 to Form 8-K filed on November 5, 2008	001-33628
10.10†	Form of Indemnification Agreement Between Company Subsidiaries and Indemnitees	10.2 to Form 8-K filed on November 5, 2008	001-33628
10.11†	Energy XXI Services, LLC Employee Stock Purchase Plan	10.1 to Form 8-K filed on November 5, 2008	001-33628
10.12†	Energy XXI Services, LLC 2008 Fair Market Value Stock Purchase Plan	4.2 to Form S-8 filed on June 10, 2009	333-159868
10.13†	Energy XXI Services, LLC, 2006 Long-Term Incentive Plan Restricted Stock Unit Awards Agreement	10.20 to Form 10-K filed on August 9, 2012	001-33628
10.14*†	Energy XXI Services, LLC, 2006 Long-Term Incentive Plan Performance Unit Awards Agreement
10.15†	Energy XXI Services, LLC, Employee Severance Plan (Amended and Restated August 11, 2010)	10.22 to Form 10-K filed on August 9, 2012	001-33628
10.16†	Amended and Restated 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.1 to Form S-8 filed on December 15, 2009	333-163736
10.17	Second Amended and Restated First Lien Credit Agreement, dated as of May 5, 2011, among Energy XXI Gulf Coast, Inc., the various financial institutions and other parties from time to time parties thereto, as lenders, The Royal Bank of Scotland plc, as administrative Agent, and the other persons parties thereto in the capacities specified therein	10.1 to Form 8-K filed on May 6, 2011	001-33628
10.18	First Amendment to Second Amended and Restated First Lien Credit Agreement dated as of October 4, 2011	10.1 to Form 8-K filed on October 4, 2011	001-33628
10.19	Second Amendment to Second Amended and Restated First Lien Credit Agreement dated as of May 24, 2012	10.1 to Form 8-K filed on May 25, 2012	001-33628

Exhibit Number	Description	Originally Filed as Exhibit	File Number
10.20	Third Amendment to Second Amended and Restated First Lien Credit Agreement dated as of October 19, 2012	10.1 to Form 8-K filed on October 15, 2012	001-33628
10.21	Fourth Amendment to Second Amended and Restated First Lien Credit Agreement dated as of April 9, 2013	10.1 to Form 8-K filed on April 10, 2013	001-33628
10.22	Fifth Amendment to Second Amended and Restated First Lien Credit Agreement dated as of May 1, 2013	10.1 to Form 8-K filed on May 6, 2013	001-33628
10.23	Energy XXI Services, LLC Restoration Plan Amended and Restated effective January 1, 2013	10.1 to Form 10-Q filed on January 31, 2013	001-33628
12.1*	Ratio of Earnings to Fixed Charges – Energy XXI Gulf Coast, Inc.
21.1*	Subsidiary List
23.1*	Consent of UHY LLP
23.2*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chairman and Chief Executive Officer of Energy XXI (Bermuda) Limited
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Energy XXI (Bermuda) Limited
32.1#	Certification of the Chief Executive Officer and the Chief Financial Officer under 18 U.S.C. §1350
99.1*	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers and Geologists
101.INS#	XBRL Instance Document
101.SCH#	XBRL Schema Document
101.CAL#	XBRL Calculation Linkbase Document
101.DEF#	XBRL Definition Linkbase Document
101.LAB#	XBRL Label Linkbase Document
101.PRE#	XBRL Presentation Linkbase Document

(*)	Filed herewith.
(#)	Furnished herewith.
(†)	Executive Compensation Plan or Arrangement.