Form 10-Q
period 2013-09-30
ENERGY XXI (BERMUDA) LTD
filed 2013-10-30
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 24, 2013, there were 75,807,003 shares outstanding of the registrant’s common stock, par value $0.005 per share.

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

Net acreage and net oil and gas wells are obtained by multiplying gross acreage and gross oil and gas wells by our working interest percentage in the properties.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see (1) Part II, “Item 1A. Risk Factors” and elsewhere in this Quarterly Report and (2) Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the “2013 Annual Report”).

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)

	September 30, 2013	June 30, 2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$17,362	$—
Accounts receivable
Oil and natural gas sales	139,226	132,521
Joint interest billings	10,362	9,505
Insurance and other	7,982	6,745
Prepaid expenses and other current assets	57,004	50,738
Derivative financial instruments	17,202	38,389
Total Current Assets	249,138	237,898
Property and Equipment
Oil and natural gas properties – full cost method of accounting, including $435.2 million and $422.6 million of unevaluated properties not being amortized at September 30, 2013 and June 30, 2013, respectively	3,399,831	3,289,505
Other property and equipment	17,319	17,003
Total Property and Equipment, net of accumulated depreciation, depletion, amortization and impairment	3,417,150	3,306,508
Other Assets
Derivative financial instruments	9,667	21,926
Equity investments	27,386	12,799
Debt issuance costs, net of accumulated amortization and other assets	40,243	32,580
Total Other Assets	77,296	67,305
Total Assets	$3,743,584	$3,611,711
LIABILITIES
Current Liabilities
Accounts payable	$180,221	$219,610
Accrued liabilities	86,755	105,192
Notes payable	18,031	22,524
Deferred income taxes	20,517	20,517
Asset retirement obligations	27,702	29,500
Derivative financial instruments	69	40
Current maturities of long-term debt	16,254	19,554
Total Current Liabilities	349,549	416,937
Long-term debt, less current maturities	1,530,129	1,350,491
Deferred income taxes	152,672	140,804
Asset retirement obligations	263,530	258,318
Other liabilities	13,409	7,915
Total Liabilities	2,309,289	2,174,465
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Preferred stock, $0.001 par value, 7,500,000 shares authorized at September 30, 2013 and June 30, 2013, respectively
7.25% Convertible perpetual preferred stock, 8,000 shares issued and outstanding at September 30, 2013 and June 30, 2013, respectively	—	—
5.625% Convertible perpetual preferred stock, 813,160 and 813,188 shares issued and outstanding at September 30, 2013 and June 30, 2013, respectively	1	1
Common stock, $0.005 par value, 200,000,000 shares authorized and 79,654,099 and 79,425,473 shares issued and 75,800,536 and 76,485,910 shares outstanding at September 30, 2013 and June 30, 2013, respectively	398	397
Additional paid-in capital	1,519,110	1,512,311
Retained earnings (deficit)	1,818	(29,352)
Accumulated other comprehensive income, net of income taxes	6,844	26,552
Treasury stock, at cost, 3,852,900 and 2,938,900 shares at September 30, 2013 and June 30, 2013, respectively	(93,876)	(72,663)
Total Stockholders’ Equity	1,434,295	1,437,246
Total Liabilities and Stockholders’ Equity	$3,743,584	$3,611,711

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,
	2013	2012
Revenues
Crude oil sales	$289,229	$247,330
Natural gas sales	35,363	22,897
Total Revenues	324,592	270,227
Costs and Expenses
Lease operating	85,763	82,481
Production taxes	1,398	1,247
Gathering and transportation	5,345	7,991
Depreciation, depletion and amortization	100,216	84,795
Accretion of asset retirement obligations	7,326	7,652
General and administrative expense	23,672	23,888
Loss on derivative financial instruments	1,441	5,522
Total Costs and Expenses	225,161	213,576
Operating Income	99,431	56,651
Other Income (Expense)
Loss from equity method investees	(1,793)	(1,495)
Other income – net	522	359
Interest expense	(29,685)	(26,545)
Total Other Expense	(30,956)	(27,681)
Income Before Income Taxes	68,475	28,970
Income Tax Expense	25,336	10,710
Net Income	43,139	18,260
Preferred Stock Dividends	2,873	2,876
Net Income Available for Common Stockholders	$40,266	$15,384
Earnings per Share
Basic	$0.53	$0.19
Diluted	$0.51	$0.19
Weighted Average Number of Common Shares Outstanding
Basic	75,782	79,162
Diluted	84,073	79,337

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,
	2013	2012
Net Income	$43,139	$18,260
Other Comprehensive Income (Loss)
Crude Oil and Natural Gas Cash Flow Hedges
Unrealized change in fair value net of ineffective portion	(22,971)	(37,818)
Effective portion reclassified to earnings during the period	(7,348)	(10,540)
Total Other Comprehensive Income (Loss)	(30,319)	(48,358)
Income Tax Benefit	10,611	16,925
Net Other Comprehensive Income (Loss)	(19,708)	(31,433)
Comprehensive Income (Loss)	$23,431	$(13,173)

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities
Net income	$43,139	$18,260
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	100,216	84,795
Deferred income tax expense	22,480	10,789
Change in derivative financial instruments
Proceeds from derivative instruments	—	61
Other – net	(2,357)	(5,347)
Accretion of asset retirement obligations	7,326	7,652
Loss from equity method investees	1,793	1,495
Amortization and write-off of debt issuance costs	1,455	1,891
Stock-based compensation	3,532	456
Changes in operating assets and liabilities
Accounts receivable	(2,131)	10,755
Prepaid expenses and other current assets	(6,270)	16,037
Settlement of asset retirement obligations	(18,063)	(10,136)
Accounts payable and accrued liabilities	(43,221)	(34,543)
Net Cash Provided by Operating Activities	107,899	102,165
Cash Flows from Investing Activities
Acquisitions	(15)	—
Capital expenditures	(198,358)	(186,698)
Net contributions to equity investees	(16,694)	(15,524)
Property deposit	—	(3,500)
Proceeds from the sale of properties	1,748	—
Other	(51)	372
Net Cash Used in Investing Activities	(213,370)	(205,350)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	3,267	6,319
Repurchase of company common stock	(35,210)	—
Dividends to shareholders – common	(9,096)	(5,550)
Dividends to shareholders – preferred	(2,873)	(2,876)
Proceeds from long-term debt	1,040,697	223,812
Payments on long-term debt	(865,231)	(186,813)
Debt issuance costs	(8,720)	—
Other	(1)	(29)
Net Cash Provided by Financing Activities	122,833	34,863
Net Increase (Decrease) in Cash and Cash Equivalents	17,362	(68,322)
Cash and Cash Equivalents, beginning of period	—	117,087
Cash and Cash Equivalents, end of period	$17,362	$48,765

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

Interim Financial Statements.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2013 Annual Report.

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

In February 2013, the FASB issued Accounting Standards Update No. 2013-02: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 updates ASU 2011-12 and requires companies to report information of significant changes in accumulated balances of each component of other comprehensive income included in equity in one place. Total changes in AOCI by component can either be presented on the face of the financial statements or in the notes. ASU 2013-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2012, with early adoption permitted. We adopted ASU 2013-02 on July 1, 2013 and the adoption had no effect on our consolidated financial position, results of operations or cash flows, other than presentation.

In July 2013 the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU-2013-11). ASU 2013-11 clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. We are currently evaluating the provisions of ASU 2013-11 and assessing the impact, if any, it may have on our consolidated financial position, results of operations or cash flows.

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

Revenues and expenses related to the West Delta Interests are included in our consolidated statements of income from July 1, 2013. The acquisition of West Delta Interests was accounted for under the purchase method of accounting. Transaction, transition and integration costs associated with this acquisition were expensed as incurred. The following table presents the preliminary purchase price allocation to the assets acquired and liabilities assumed, based on their fair values on June 28, 2013 (in thousands):

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

Apache Joint Venture

On February 1, 2013, we entered into an Exploration Agreement with Apache Corporation (“Apache”) to jointly participate in exploration of oil and gas pay sands associated with salt dome structures on the central Gulf of Mexico Shelf. We have a 25% participation interest in the Exploration Agreement, which expires on February 1, 2018.

The area of mutual interest under this Exploration Agreement includes several salt domes within a 135 block area. Our share of cost to acquire seismic data over a two-year seismic shoot phase is currently estimated to be approximately $37.5 million of which approximately $27.5 million was incurred through September 30, 2013. We have presently consented to participate in drilling one well and have an option to participate in two other wells under the current drilling program. Drilling on the first well commenced in May 2013 and our share of the costs related to this well at September 30, 2013 were approximately $11.7 million.

As of September 30, 2013, we paid consideration of approximately $3.5 million, being our participation interest, to Apache for 21 non-producing primary-term leases.

ENERGY XXI (BERMUDA) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 — Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2013	June 30, 2013
Oil and gas properties
Proved properties	$5,532,851	$5,335,737
Less: accumulated depreciation, depletion, amortization and impairment	2,568,244	2,468,783
Proved properties	2,964,607	2,866,954
Unevaluated properties	435,224	422,551
Oil and gas properties	3,399,831	3,289,505
Other property and equipment	34,011	32,786
Less: accumulated depreciation	16,692	15,783
Other property and equipment	17,319	17,003
Total property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$3,417,150	$3,306,508

The Company’s investment in unevaluated properties primarily relates to the fair value of unproved oil and gas properties acquired in oil and gas property acquisitions and wells in progress. Costs associated with unproved properties are transferred to evaluated properties upon the earlier of 1) when a determination is made whether there are any proved reserves related to the properties, or 2) amortized over a period of time of not more than four years.

Further, unevaluated properties include $353.1 million in wells in progress primarily related to our participation with Freeport-McMoRan Oil & Gas LLC (Freeport McMoRan) and Chevron U.S.A. Inc. who operate several prospects in the ultra-deep shelf and onshore area (“ultra-deep trend”) in the Gulf of Mexico and to the joint ventures with Exxon Mobil Corporation and Apache Corporation to jointly participate in exploration of oil and gas on the Gulf of Mexico Shelf. Activities related to certain of these well operations are controlled by the operator and also these wells may have continued drilling and completion activities or, may require development of specialized equipment necessary to complete and test these wells for production.

As of September 30, 2013, the costs associated with our wells in progress and their status was as follows (in millions):

Project Name	Cost	Status
Davy Jones No. 1	$108.9	Work ongoing to establish commercial production.
Davy Jones Offset Appraisal Well	45.1	Operations to commence completion are expected during the calendar year 2014.
Blackbeard West	57.1	Completion using conventional technologies planned during second quarter of calendar year 2014.
Blackbeard East	50.7	Plans to begin development of the shallow zones in late calendar year 2014.
Merlin	37.5	Presently drilling at 14,115’ to an estimated drilling measured depth of 19,700’.
Lomond North	26.3	Coring complete, coring analysis and drilling in progress.
Other	27.5
Total	$353.1

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

On April 9, 2013, M21K entered into the Third Amendment to the M21K First Lien Credit Agreement that made technical modification of a defined term and reduced the borrowing base to $24 million with a further reduction to $20 million within ninety days from the amendment date.

On July 25, 2013 M21K entered into a PSA Agreement with LLOG Exploration Offshore, L.L.C. (“LLOG Exploration”) to acquire interests in certain oil and gas fields owned by LLOG Exploration. The total purchase price, subject to adjustments in accordance with the terms of the PSA Agreement was $103 million. The effective date of the acquisition is April 1, 2013. In connection with this acquisition, M21K paid LLOG Exploration a performance deposit of $10.3 million. On August 30, 2013, M21K closed on the acquisition and paid the remaining purchase price of $70.5 million to LLOG Exploration. Our share of the purchase price was approximately $16.2 million.

On September 17, 2013, M21K entered into a waiver and consent to the M21K First Lien Credit Agreement that allows a one-time distribution of funds from M21K to its parent on or after November 1, 2013, subject to certain liquidity requirements, and increased the borrowing base to $40 million.

We have provided a guarantee related to the payment of asset retirement obligations and other liabilities by M21K for the EP Energy and the LLOG Exploration property acquisitions. See Note 14 — Related Party Transactions of Notes to Consolidated Financial Statements in this Form 10-Q (“Quarterly Report”).

Energy XXI Gulf Coast, Inc. (“EGC”) receives a management fee from M21K for providing administrative assistance in carrying out its operations. See Note 14 — Related Party Transactions of Notes to Consolidated Financial Statements in this Quarterly Report.

As of September 30, 2013, our investment in EXXI M21K was approximately $27.2 million and for the three months ended September 30, 2013 and 2012, we had incurred equity losses of $0.6 million and $0.5 million.

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

ENERGY XXI (BERMUDA) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Equity Method Investments  – (continued)

As of September 30, 2013, our investment in Ping Energy was approximately $0.2 million and for the three months ended September 30, 2013 and 2012, we had incurred equity losses of $1.2 million and $1.0 million,

On October 18, 2013, we increased our ownership interest to 80%, which will require consolidation prospectively.

Note 6 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2013	June 30, 2013
Revolving credit facility	$21,000	$339,000
9.25% Senior Notes due 2017	750,000	750,000
7.75% Senior Notes due 2019	250,000	250,000
7.50% Senior Notes due 2021	500,000	—
4.14% Promissory Note due 2017	5,084	5,187
Derivative instruments premium financing	19,090	24,681
Capital lease obligation	1,209	1,177
Total debt	1,546,383	1,370,045
Less current maturities	16,254	19,554
Total long-term debt	$1,530,129	$1,350,491

Maturities of long-term debt as of September 30, 2013 are as follows (in thousands):

Twelve Months Ended September 30,
2014	$16,254
2015	4,609
2016	749
2017	477
2018	774,294
Thereafter	750,000
Total	$1,546,383

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

On September 27, 2013, EGC entered into the Sixth Amendment (the “Sixth Amendment”) to Second Amended and Restated First Lien Credit Agreement. Under the Sixth Amendment, the borrowing base for EGC was established at $1,087.5 million (an increase from $850 million) until the next redetermination of such borrowing base pursuant to the terms of the First Lien Credit Agreement. Additionally, the Amendment generally provides changes and other modifications to the First Lien Credit Agreement to permit EGC to specify interest periods for LIBOR loans of less than a month (so that EGC is able to have new borrowings continued under interest periods with already outstanding loans) and makes some related adjustments to the definition of LIBOR and other technical corrections.

The First Lien Credit Agreement, as amended, requires EGC to maintain certain financial covenants. Specifically, EGC may not permit the following under First Lien Credit Agreement: (a) EGC’s total leverage ratio to be more than 3.5 to 1.0, (b) EGC’s interest coverage ratio to be less than 3.0 to 1.0, and (c) EGC’s

ENERGY XXI (BERMUDA) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Long-Term Debt  – (continued)

current ratio (in each case as defined in our First Lien Credit Agreement) to be less than 1.0 to 1.0, as of the end of each fiscal quarter. In addition, it is subject to various other covenants including, but not limited to, those limiting its ability to declare and pay dividends or other payments, the ability to incur debt, restrictions on change of control, the ability to enter into certain hedging agreements, as well as a covenant to maintain John D. Schiller, Jr. in his current executive position, subject to certain exceptions in the event of his death or disability.

As of September 30, 2013, EGC was in compliance with all covenants under the First Lien Credit Agreement.

High Yield Notes

9.25% Senior Notes due 2017

On December 17, 2010, EGC issued $750 million face value of 9.25%, unsecured senior notes due December 15, 2017 at par (“9.25% Old Senior Notes”). It exchanged $749 million aggregate principal of the 9.25% Old Senior Notes for $749 million aggregate principal amount of newly issued notes (the “9.25% Senior Notes”) registered under the Securities Act of 1933, as amended (the “Securities Act”), on July 8, 2011. The 9.25% Senior Notes bear identical terms and conditions as the 9.25% Old Senior Notes. The trading restrictions on the remaining $1 million face value of the 9.25% Old Senior Notes were lifted on December 17, 2011.

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

EGC believes that the fair value of the $750 million of 9.25% Senior Notes outstanding as of September 30, 2013 was $834.8 million based on quoted prices and the market is not an active market; therefore, the fair value is classified within Level 2.

7.75% Senior Notes Due 2019

On February 25, 2011, EGC issued $250 million face value of 7.75%, unsecured senior notes due June 15, 2019 at par (“7.75% Old Senior Notes”). It exchanged the full $250 million aggregate principal of the 7.75% Old Senior Notes for $250 million aggregate principal amount of newly issued notes registered under the Securities Act (the “7.75% Senior Notes”) on July 7, 2011. The 7.75% Senior Notes bear identical terms and conditions as the 7.75% Old Senior Notes.

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

ENERGY XXI (BERMUDA) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Long-Term Debt  – (continued)

EGC believes that the fair value of the $250 million of 7.75% Senior Notes outstanding as of September 30, 2013 was $263.3 million based on quoted prices and the market is not an active market; therefore, the fair value is classified within Level 2.

7.50% Senior Notes Due 2021

On September 26, 2013, EGC issued $500 million face value of 7.50%, unsecured senior notes due December 15, 2021 at par (“7.50% Senior Notes”). Presently, the 7.50% Senior Notes are not registered under the Securities Act, however EGC and its guarantors will agree, pursuant to a registration rights agreement with the initial purchasers of the 7.50% Senior Notes, to file a registration statement with the Securities and Exchange Commission (“SEC”) with respect to an offer to exchange a new series of freely tradable notes having substantially identical terms as the 7.50% Senior Notes and use its reasonable best efforts to cause that registration statement to be declared effective within 270 days after the issue date of the 7.50% Senior Notes. EGC incurred underwriting and direct offering costs of $7.5 million which have been capitalized and will be amortized over the life of the 7.50% Senior Notes.

On or after December 15, 2016, EGC will have the right to redeem all or some of the 7.50% Senior Notes at specified redemption prices, plus accrued and unpaid interest. Prior to December 15, 2016, EGC may redeem up to 35% of the aggregate principal amount of the 7.50% Senior Notes originally issued at a price equal to 107.5% of the aggregate principal amount in an amount not greater than the proceeds of certain equity offerings. In addition, prior to December 15, 2016, EGC may redeem all or part of the 7.50% Senior Notes at a price equal to 100% of their aggregate principal amount plus a make-whole premium and accrued and unpaid interest. EGC is required to make an offer to repurchase the 7.50% Senior Notes upon a change of control and from the net proceeds of the certain asset sales under specified circumstances each of which as defined in the indenture governing the 7.50% Senior Notes.

The indenture governing the 7.50% Senior Notes will, among other things, limit EGC’s ability and the ability of our restricted subsidiaries to transfer or sell assets, make loans or investments, pay dividends, redeem subordinated indebtedness or make other restricted payments, incur or guarantee additional indebtedness or issue disqualified capital stock, create or incur certain liens, incur dividend or other payment restrictions affecting certain subsidiaries, consummate a merger, consolidation or sale of all or substantially all of our assets, enter into transactions with affiliates and engage in business other than the oil and gas business.

EGC believes that the fair value of the $500 million of 7.50% Senior Notes outstanding as of September 30, 2013 was $497.5 million based on quoted prices and the market is not an active market; therefore, the fair value is classified within Level 2.

Guarantee of Securities Issued by EGC

Our indirect, wholly-owned subsidiary, EGC, is the issuer of each of the 9.25% Senior Notes, 7.75% Senior Notes and 7.50% Senior Notes, which are fully and unconditionally guaranteed by us and each of EGC’s existing and future material domestic subsidiaries. We and our subsidiaries, other than EGC, have no significant independent assets or operations. EGC is permitted to make dividends and other distributions subject to certain limitations as more fully disclosed in this note above under the caption “Revolving Credit Facility”.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Long-Term Debt  – (continued)

Derivative Instruments Premium Financing

We finance premiums on derivative instruments that we purchase with our hedge counterparties. Substantially all of our hedges are done with lenders under our revolving credit facility. Derivative instruments premium financing is accounted for as debt and this indebtedness is pari passu with borrowings under the revolving credit facility. The derivative instruments premium financing is structured to mature when the derivative instrument settles so that we realize the value net of derivative instrument premium financing. As of September 30, 2013 and June 30, 2013, our outstanding derivative instruments premium financing discounted at our approximate borrowing cost of 2.5% per annum totaled $19.1 million and $24.7 million, respectively.

Interest Expense

For the three months ended September 30, 2013 and 2012, interest expense consisted of the following (in thousands):

	Three Months Ended September 30,
	2013	2012
Revolving credit facility	$5,219	$2,179
9.25% Senior Notes due 2017	17,344	17,344
7.75% Senior Notes due 2019	4,844	4,844
7.50% Senior Notes due 2021	521	—
4.14% Promissory Note due 2017	52	—
Amortization of debt issue cost – Revolving credit facility	806	1,242
Amortization of debt issue cost – 9.25% Senior Notes due 2017	552	552
Amortization of debt issue cost – 7.75% Senior Notes due 2019	97	97
Derivative instruments financing and other	250	287
	$29,685	$26,545

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

In November 2012, we entered into a note with AFCO Credit Corporation to finance a portion of our director and officer insurance premiums. The note was for a total face amount of $0.6 million and bears interest at an annual rate of 1.774%. The note amortizes over the remaining term of the insurance, which matures October 23, 2013. The note matured and was repaid in September 2013.

In May 2013, we entered into a note with AFCO Credit Corporation to finance a portion of our insurance premiums. The note was for a total face amount of $24.8 million and bears interest at an annual rate of 1.623%. The note amortizes over the remaining term of the insurance, which matures April 26, 2014. The balance outstanding as of September 30, 2013 was $15.7 million.

In July 2013, we entered into a note with AFCO Credit Corporation to finance a portion of our Weather Based Insurance Linked Securities premiums. The note was for a total face amount of $2.9 million and bears

ENERGY XXI (BERMUDA) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Notes Payable  – (continued)

interest at an annual rate of 1.823%. The note amortizes over the remaining term of the insurance, which matures June 1, 2014. The balance outstanding as of September 30, 2013 was $2.4 million.

Note 8 — Asset Retirement Obligations

The following table describes the changes to our asset retirement obligations (in thousands):

Balance at June 30, 2013	$287,818
Liabilities incurred	14,151
Liabilities settled	(18,063)
Accretion expense	7,326
Total balance at September 30, 2013	291,232
Less current portion	27,702
Long-term balance at September 30, 2013	$263,530

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

With a financially settled purchased put, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the hedged price of the transaction. With a swap, the counterparty is required to make a payment to us if the settlement price for a settlement period is below the hedged price for the transaction, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the hedged price for the transaction. With a zero-cost collar, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price of the collar, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price for the collar. A three-way collar is a combination of options consisting of a sold call, a purchased put and a sold put. The sold call establishes a maximum price we will receive for the volumes under contract. The purchased put establishes a minimum price unless the market price falls below the sold put, at which point the minimum price would be the reference price (i.e., NYMEX WTI and/or BRENT, IPE) plus the difference between the purchased put and the sold put strike price.

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

We have monetized certain hedge positions at various times since the quarter ended March 31, 2009 through the quarter ended September 30, 2013, and received $181.3 million. These monetized amounts were recorded in stockholders’ equity as part of other comprehensive income (“OCI”) and are recognized in income over the contract life of the underlying hedge contracts. As of September 30, 2013, we had $4.5 million of monetized amounts remaining in OCI which will be recognized during the quarter ending December 31, 2013.

During the quarter ended March 31, 2013, we repositioned certain hedge positions by selling puts on certain existing calendar year 2013 hedge collar contracts and purchasing new put spread contracts. The $2.2 million received from the sale of puts were recorded as deferred hedge revenue and will be recognized in income over the life of the underlying hedge contracts through December 31, 2013. As of September 30, 2013, we had $0.7 million in deferred hedge revenue which will be recognized during the quarter ending December 31, 2013.

As of September 30, 2013, we had the following net open crude oil derivative positions:

					Weighted Average Contract Price
					Swaps	Collars/Put Spreads
Period	Type of Contract	Index	Volumes (MBbls)		Fixed Price	Sub Floor	Floor	Ceiling
October 2013 – December 2013	Three-Way Collars	Oil-Brent-IPE	1,012	(1)		$85.91	$105.91	$125.88
October 2013 – December 2013	Put Spreads	Oil-Brent-IPE	460			87.00	106.00
October 2013 – December 2013	Three-Way Collars	NYMEX-WTI	460			70.00	90.00	136.32
October 2013 – December 2013	Collars	NYMEX-WTI	322				73.57	105.63
October 2013 – December 2013	Swaps	NYMEX-WTI	46		$86.60
October 2013 – December 2013	Swaps	NYMEX-WTI	(46)		88.20
January 2014 – December 2014	Three-Way Collars	Oil-Brent-IPE	2,373			68.08	88.08	130.88
January 2014 – December 2014	Collars	Oil-Brent-IPE	730				90.00	108.38
January 2014 – December 2014	Three-Way Collars	NYMEX-WTI	3,650			70.00	90.00	137.14
January 2015 – December 2015	Three-Way Collars	Oil-Brent-IPE	2,190			71.67	91.67	111.88

(1)	The Oil-Brent-IPE three-way collars for the period from October 2013 through December 2013 include the repositioned derivative contracts referred to above. The newly purchased put spreads have been designated as hedges whereas the call option remaining from the collar after the put was sold no longer qualifies for hedge accounting. However, the combination of the put spread and call contracts effectively result into a three-way collar.

ENERGY XXI (BERMUDA) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Derivative Financial Instruments  – (continued)

As of September 30, 2013, we had the following net open natural gas derivative positions:

				Weighted Average Contract Price
			Volumes (MMBtu)	Collars/Put Spreads
Period	Type of Contract	Index		Sub Floor	Floor	Ceiling
October 2013 – December 2013	Three-Way Collars	NYMEX-HH	4,900	$3.62	$4.41	$5.22
October 2013 – December 2013	Put Spreads	NYMEX-HH	620	4.00	4.90
January 2014 – December 2014	Three-Way Collars	NYMEX-HH	10,950	3.25	4.00	4.74

The fair values of derivative instruments in our consolidated balance sheets were as follows (in thousands):

	Asset Derivative Instruments				Liability Derivative Instruments
	September 30, 2013		June 30, 2013		September 30, 2013		June 30, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity Derivative Instruments designated as hedging instruments:
Derivative financial instruments	Current	$30,642	Current	$52,216	Current	$13,873	Current	$14,609
	Non-Current	24,870	Non-Current	42,263	Non-Current	15,203	Non-Current	20,337
Commodity Derivative Instruments not designated as hedging instruments:
Derivative financial instruments	Current	978	Current	1,976	Current	614	Current	1,234
	Non-Current	—	Non-Current	—	Non-Current	—	Non-Current	—
Total		$56,490		$96,455		$29,690		$36,180

The effect of derivative instruments on our consolidated statements of income was as follows (in thousands):

	Three Months Ended September 30,
	2013	2012
Location of (Gain) Loss in Income Statement
Cash Settlements, net of amortization of purchased put premiums:
Oil sales	$1,736	$(4,500)
Natural gas sales	(2,779)	(5,501)
Total cash settlements	(1,043)	(10,001)
Commodity Derivative Instruments designated as hedging instruments:
Loss on derivative financial instruments
Ineffective portion of commodity derivative instruments	1,562	4,257
Commodity Derivative Instruments not designated as hedging instruments:
(Gain) loss on derivative financial instruments
Realized mark to market (gain) loss	(574)	1,275
Unrealized mark to market (gain) loss	453	(10)
Total loss on derivative financial instruments	1,441	5,522
Total (gain) loss	$398	$(4,479)

ENERGY XXI (BERMUDA) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Derivative Financial Instruments  – (continued)

The cash flow hedging relationship of our derivative instruments was as follows (in thousands):

Location of (Gain) Loss	Amount of (Gain) Loss on Derivative Instruments Recognized in Other Comprehensive (Income) Loss, net of tax (Effective Portion)	Amount of (Gain) Loss on Derivative Instruments Reclassified from Other Comprehensive (Income) Loss, net of tax (Effective Portion)	Amount of (Gain) Loss on Derivative Instruments Reclassified from Other Comprehensive (Income) Loss (Ineffective Portion)
Three Months Ended September 30, 2013
Commodity Derivative Instruments	$19,708
Revenues		$(4,776)
Loss on derivative financial instruments			$1,562
Total (gain) loss	$19,708	$(4,776)	$1,562
Three Months Ended September 30, 2012
Commodity Derivative Instruments	$31,433
Revenues		$(6,851)
Loss on derivative financial instruments			$4,257
Total (gain) loss	$31,433	$(6,851)	$4,257

Reconciliation of the components of AOCI representing all the reclassifications out of AOCI to income for the periods presented is as follow (in thousands):

	Before Tax	After Tax	Location Where Consolidated Net Income is Presented
Three months ended September 30, 2013
Unrelalized gain on derivatives at beginning of period	$(40,851)	$(26,552)
Unrealized change in fair value	21,409	13,916
Ineffective portion reclassified to earnings during the period	1,562	1,016	Loss on derivative financial instruments
Realized amounts reclassified to earnings during the period	7,348	4,776	Revenues
Unrelalized gain on derivatives at end of period	$(10,532)	$(6,844)

Three months ended September 30, 2012
Unrelalized gain on derivatives at beginning of period	$(88,621)	$(57,603)
Unrealized change in fair value	33,561	21,815
Ineffective portion reclassified to earnings during the period	4,257	2,767	Loss on derivative financial instruments
Realized amounts reclassified to earnings during the period	10,540	6,851	Revenues
Unrelalized gain on derivatives at end of period	$(40,263)	$(26,170)

The amount expected to be reclassified from other comprehensive income to income in the next 12 months is a gain of $6.7 million ($4.4 million net of tax) on our commodity hedges. The estimated and actual amounts are likely to vary significantly due to changes in market conditions.

ENERGY XXI (BERMUDA) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Derivative Financial Instruments  – (continued)

We monitor the creditworthiness of our counterparties. However, we are not able to predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Possible actions would be to transfer our position to another counterparty or request a voluntary termination of the derivative contracts resulting in a cash settlement. Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative instruments under lower commodity prices, and could incur a loss. At September 30, 2013, we had no deposits for collateral with our counterparties.

Note 10 — Income Taxes

We are a Bermuda company and are generally not subject to income tax in Bermuda. We operate through our various subsidiaries in the United States; accordingly, income taxes have been provided based upon U.S. tax laws and rates as they apply to our current ownership structure. We estimate our annual effective tax rate for the current fiscal year and apply it to interim periods. Currently, our estimated annual effective tax rate is approximately 37%. The variance from the U.S. statutory rate of 35% is primarily due to the presence of common permanent difference items (such as non-deductible compensation, meals and entertainment expenses) and non-U.S. activity in our Bermuda parent that is ineligible for U.S. tax benefit. Our Bermuda companies continue to report a tax provision reflecting accrued 30% U.S. withholding tax required on any interest (and interest equivalent) payments made from the U.S. companies to the Bermuda companies. We have accrued an additional withholding obligation of $2.6 million for the three months ended September 30, 2013.

We have a remaining valuation allowance of $22.5 million related to certain State of Louisiana net operating loss carryovers that we do not currently believe, on a more likely-than-not basis, are realizable due to our current focus on offshore operations. In this quarter, we made a cash withholding tax payment of $2.9 million as a result of payments of interest on indebtedness and management fees to our Bermuda entities. This withholding tax was previously accrued and did not result in additional income tax expense being recognized. Similar cash withholding tax payments would be made in the future when additional intercompany interest is paid. While we have not made a cash income tax payment in this quarter, in light of expected income in this fiscal year and subsequent years, estimated tax payments for Alternative Minimum Tax (AMT) in subsequent quarters may be required. We expect this AMT to be fully creditable against future regular tax obligations; thus, these AMT payments have no impact on our estimated annual effective tax rate.

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

We paid quarterly cash dividends of $0.07 per share to holders of our common stock on September 14, 2012, December 14, 2012 and March 15, 2013 to shareholders of record on August 31, 2012, November 30, 2012 and March 1, 2013, respectively, and paid quarterly cash dividends of $0.12 per share to holders of our common stock on June 14, 2013 and September 13, 2013, to shareholders of record on May 31, 2013 and August 30, 2013, respectively.

Pursuant to the stock repurchase program approved by our Board of Directors in May 2013, during the quarter ended September 30, 2013, we utilized a total of $21.2 million to repurchase 914,000 shares of our

ENERGY XXI (BERMUDA) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 — Stockholders’ Equity  – (continued)

common stock at a weighted average price per share, excluding fees, of $23.19 after which, $156.1 million remains available for repurchase under the share repurchase program.

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

Dividends on both the 5.625% Preferred Stock and the 7.25% Preferred Stock may be paid in cash or, where freely transferable by any non-affiliate recipient thereof, shares of our common stock, or a combination thereof. If we elect to make payment in shares of common stock, such shares shall be valued for such purposes at 95% of the market value of our common stock as determined on the second trading day immediately prior to the record date for such dividend.

Conversion of Preferred Stock

During the three months ended September 30, 2013, we canceled and converted a total of 28 shares of our 5.625% Preferred Stock into a total of 281 shares of common stock using a conversion rate of 10.0147 common shares per preferred share.

The 5.625% preferred stock is callable beginning December 15, 2013 if the trading price exceeds $32.45 per share for 20 of 30 consecutive trading days.

Note 12 — Supplemental Cash Flow Information

The following table represents our supplemental cash flow information (in thousands):

	Three Months Ended September 30,
	2013	2012
Cash paid for interest	$5,766	$389
Cash paid for income taxes	2,856	—

The following table represents our non-cash investing and financing activities (in thousands):

	Three Months Ended September 30,
	2013	2012
Financing of insurance premiums	$2,355	$8,534
Derivative instruments premium financing	698	—
Additions to property and equipment by recognizing asset retirement obligations	14,151	3,550

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

Time-Based Performance Units.  The amount due the employee at the vesting date is equal to the grant date unit value of $5.00 plus the appreciation in the stock price over the performance period, multiplied by the number of units that vest. For the fiscal year 2011 grant, the initial stock price used in determining the change in stock price is $15.62 per share, for the fiscal year 2012 grant the initial stock price is $34.40 and for the fiscal year 2013 grant the initial stock price is $33.20.

TSR Performance-Based Units.  For each TSR Performance-Based Unit, the executive will receive a cash payment equal to the grant date unit value of $5.00 multiplied by (a) the cumulative percentage change in the price per share of our common stock from the date on which the TSR Performance-Based Units were granted (the “Total Shareholder Return”) and (b) the TSR Unit Number Modifier.

In addition, the employee may have the opportunity to earn additional compensation based on our Total Shareholder Return at the end of the third Performance Period.

At our discretion, at the time the Restricted Stock Units and Performance Units vest, employees will settle in either common shares or cash. Upon a change in control of the Company, as defined in the Incentive Plan, all outstanding Restricted Stock Units and Performance Units become immediately vested and payable. Historically, we have paid all Restricted Stock Units vesting awards in cash. The July 21, 2013 vesting of the July 21, 2012, 2011 and 2010 Performance Unit awards were paid 50% in common stock and 50% in cash. Future vesting of the Performance Units may be paid in stock or cash at the discretion of our board of directors.

We recognized compensation expense related to our outstanding Restricted Stock Units and Performance Units as follows (in thousands):

	Three Months Ended September 30,
	2013	2012
Restricted Stock Units	$5,436	$4,735
Performance Units	12,352	9,308
Total compensation expense recognized	$17,788	$14,043

As of September 30, 2013, we have 1,132,784 unvested Restricted Stock Units and 7,065,021 unvested Performance Based Units.

Stock Purchase Plan

Effective as of July 1, 2008, we adopted the Energy XXI Services, LLC 2008 Fair Market Value Stock Purchase Plan (“2008 Purchase Plan”), which allows eligible employees, directors, and other service providers of ours and our subsidiaries to purchase from us shares of our common stock that have either been

ENERGY XXI (BERMUDA) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Employee Benefit Plans  – (continued)

purchased by us on the open market or that have been newly issued by us. During the three months ended September 30, 2013 and 2012, we issued 117,902 shares and 191,262 shares, respectively, under the 2008 Purchase Plan.

In November 2008 we adopted the Energy XXI Services, LLC Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) which allows employees to purchase common stock at a 15% discount from the lower of the common stock closing price on the first or last day of the offering period. The current offering period is from July 1, 2013 to December 31, 2013. We use Black-Scholes Model to determine fair value, which incorporates assumptions to value stock-based awards. The shares issuable under Employee Stock Purchase Plan are included in calculating diluted earnings per share, if dilutive. As of September 30, 2013 we had $191,000 in unrecognized compensation. The compensation expense recognized and shares issued under Employee Stock Purchase Plan were as follows (in thousands, except for shares):

	Three Months Ended September 30,
	2013	2012
Compensation expense	$196	$194
Shares issued	—	—

Stock Options

In September 2008, our Board of Directors granted 300,000 stock options to certain officers. These options to purchase our common stock were granted with an exercise price of $17.50 per share. These options vested over a three year period and may be exercised any time prior to September 10, 2018. We utilized the Black-Scholes model to determine the fair value of these stock options. As of September 30, 2013, 100,000 of the vested options have been exercised and the remaining 200,000 vested options have not been exercised.

Defined Contribution Plans

Our employees are covered by a discretionary noncontributory profit sharing plan. The plan provides for annual employer contributions that can vary from year to year. We also sponsor a qualified 401(k) Plan that provides for matching. The contributions under these plans were as follows (in thousands):

	Three Months Ended September 30,
	2013	2012
Profit Sharing Plan	$1,279	$1,069
401(k) Plan	677	963
Total contributions	$1,956	$2,032

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

We have provided a guarantee related to the payment of asset retirement obligations and other liabilities by M21K for EP Energy Property acquisition estimated at $65 million and $1.8 million, respectively. For the LLOG Exploration acquisition, we guaranteed payment of asset retirement obligations by M21K estimated at $36.7 million. For these guarantees, M21K has agreed to pay us $6.3 million and $3.3 million, respectively, over a period of three years. For the three months ended September 30, 2013 and 2012, we have received $613,000 and $348,000, respectively, related to such guarantees.

ENERGY XXI (BERMUDA) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14 — Related Party Transactions  – (continued)

EGC receives a management fee of $0.83 per BOE produced for the EP Energy acquisition for providing administrative assistance in carrying out M21K operations. In conjunction with the LLOG Exploration acquisition, on September 1, 2013, this fee was increased to $1.15 per BOE produced. For the quarter ended September 30, 2013 and 2012, EGC received management fees of $672,000 and $386,000, respectively.

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

	Three Months Ended September 30,
	2013	2012
Net income	$43,139	$18,260
Preferred stock dividends	2,873	2,876
Net income available for common stockholders	$40,266	$15,384

Weighted average shares outstanding for basic EPS	75,782	79,162
Add dilutive securities	8,291	175
Weighted average shares outstanding for diluted EPS	84,073	79,337

Earnings per share
Basic	$0.53	$0.19
Diluted	$0.51	$0.19

For the three months ended September 30, 2013, no common stock equivalents were excluded from the diluted average shares due to an anti-dilutive effect. For the three months ended September 30, 2012, 8,078,359 common stock equivalents were excluded from the diluted average shares due to an anti-dilutive effect.

Note 16 — Commitments and Contingencies

Litigation.  We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our consolidated financial position, results of operations or cash flows.

Lease Commitments.  We have a non-cancelable operating lease for office space and other that expires on December 31, 2018. Future minimum lease commitments as of September 30, 2013 under the operating lease are as follows (in thousands):

Year Ending September 30,
2014	$3,160
2015	3,211
2016	3,062
2017	2,681
2018	2,711
Thereafter	680
Total	$15,505

ENERGY XXI (BERMUDA) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16 — Commitments and Contingencies  – (continued)

Rent expense, including rent incurred on short-term leases, for the three months ended September 30, 2013 and 2012 was approximately $937,000 and $486,000, respectively.

Letters of Credit and Performance Bonds.  We had $225 million in letters of credit and $44.5 million of performance bonds outstanding as of September 30, 2013.

Guarantee.  EXXI M21K is the guarantor of a $100 million line of credit entered into by M21K. See Note 5 — Equity Method Investments of Notes to Consolidated Financial Statements in this Quarterly Report. We have provided a guarantee related to the payment of asset retirement obligations and other liabilities by M21K and for EP Energy and LLOG Exploration acquisitions. For these guarantees, M21K has agreed to pay us $6.3 million and $3.3 million, respectively, over a period of three years. See Note 14 — Related Party Transactions of Notes to Consolidated Financial Statements in this Quarterly Report.

Drilling Rig Commitments.  The drilling rig commitments represent minimum future expenditures for drilling rig services. The expenditures for drilling rig services will exceed such minimum amounts to the extent we utilize the drilling rigs subject to a particular contractual commitment for a period greater than the period set forth in the governing contract. As of September 30, 2013, we have entered into three drilling rig commitments:

1) June 30, 2013 to April 10, 2014 at $49,000 per day

2) October 1, 2013 to June 30, 2014 at $125,000 per day

3) September 1, 2013 to August 31, 2014 at $140,000 per day

At September 30, 2013, future minimum commitments under these contracts totaled $90.4 million.

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

Valuation techniques are generally classified into three categories: the market approach, the income approach and the cost approach. The selection and application of one or more of these techniques requires significant judgment and is primarily dependent upon the characteristics of the asset or liability, the principal

ENERGY XXI (BERMUDA) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 17 — Fair Value of Financial Instruments  – (continued)

(or most advantageous) market in which participants would transact for the asset or liability and the quality and availability of inputs. Inputs to valuation techniques are classified as either observable or unobservable within the following hierarchy:

•	Level 1 — quoted prices in active markets for identical assets or liabilities.
•	Level 2 — inputs other than quoted prices that are observable for an asset or liability. These include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).
•	Level 3 — unobservable inputs that reflect our own expectations about the assumptions that market participants would use in measuring the fair value of an asset or liability.

During the quarter ended September 30, 2013, we did not have any transfers from or to Level 3. The following table presents the fair value of our Level 1 and Level 2 financial instruments (in thousands):

	Level 1		Level 2
	As of September 30,	As of June 30,	As of September 30,	As of June 30,
	2013	2013	2013	2013
Assets:
Oil and natural gas derivatives			$56,490	$96,455
Liabilities:
Oil and natural gas derivatives			$29,690	$36,180
Restricted stock units	$4,398	$7,642
Time-based performance units	878	3,059
Total liabilities	$5,276	$10,701	$29,690	$36,180

The following table describes the changes to our Level 3 financial instruments (in thousands):

	Three Months Ended September 30,
	2013	2012
Liabilities:
Performance-based performance units
Balance at beginning of period	$6,778	$22,855
Vested	(7,188)	(23,161)
Grants charged to general and administrative expense	11,046	8,119
Balance at end of period	$10,636	$7,813

ENERGY XXI (BERMUDA) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18 — Prepayments and Accrued Liabilities

Prepayments and accrued liabilities consist of the following (in thousands):

	September 30, 2013	June 30, 2013
Prepaid expenses and other current assets
Advances to joint interest partners	$25,025	$13,936
Insurance	23,063	31,258
Inventory	4,135	4,094
Royalty deposit	2,333	1,210
Stock held for future issuance to employees	23	23
Other	2,425	217
Total prepaid expenses and other current assets	$57,004	$50,738
Accrued liabilities
Advances from joint interest partners	$525	$1,348
Employee benefits and payroll	21,202	30,730
Interest payable	28,181	5,733
Accrued hedge payable	2,919	2,214
Undistributed oil and gas proceeds	30,387	47,766
Repurchase of company common stock	—	13,997
Other	3,541	3,404
Total accrued liabilities	$86,755	$105,192

Note 19 — Subsequent Events

On October 18, 2013, we increased our ownership interest in Ping Energy to 80%, which will require consolidation prospectively. See Note 5 — Equity Method Investments of Notes to Consolidated Financial Statements in this Quarterly Report.

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

At June 30, 2013, our total proved reserves were 178.5 MMBOE based on SEC pricing, of which 75% were oil and 61% were classified as proved developed. We operated or had an interest in 463 gross producing wells on 272,262 net developed acres, including interests in 41 producing fields. All of our properties are primarily located on the U.S. Gulf Coast and in the Gulf of Mexico, with approximately 93% of our proved reserves located offshore. This concentration facilitates our ability to manage the operated fields efficiently and our high number of wellbore locations provides diversification of our production and reserves. We believe operating our assets is key to our strategy, and approximately 94% of our proved reserves are on properties operated by us. We have a seismic database covering approximately 7,460 square miles, primarily focused on our existing operations. This database has helped us identify approximately 243 drilling opportunities. We believe the mature legacy fields on our acquired properties will lend themselves well to our aggressive exploitation strategy, and we expect to identify incremental exploration opportunities on the properties.

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

Although we currently expect to fund our capital program from existing cash flow from operations, these cash flows are dependent upon future production volumes and commodity prices. Maintaining adequate liquidity may involve the issuance of additional debt and equity at less attractive terms, could involve the sale of assets and could require reductions in our capital spending. In the near-term we will focus on maximizing returns on existing assets by deploying capital to improve existing production, pursuing our ultra-deep trend exploration program and our Apache and ExxonMobil joint venture program. Capital expenditures for fiscal 2014 are now estimated at $675 million. The additional $15 million over the previously announced budget is due to the reclassification of certain general and administrative costs as capitalized costs, and therefore do not affect free cash flow expectations. Approximately 49 percent will be focused on development of our core properties, 15 percent on exploration and 12 percent on facilities.

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

We are also subject to natural gas and oil production declines in our producing properties. We attempt to replace this declining production through our drilling and recompletion program and acquisitions. We will maintain our focus on controlling costs to add reserves through drilling and acquisitions, as well as controlling the corresponding costs necessary to produce such reserves. Our ability to add reserves through drilling is dependent on our capital resources and can be limited by many factors, including the ability to timely obtain drilling permits and regulatory approvals and voluntary reductions in capital spending in a low commodity price environment as is currently being experienced in the natural gas market. Any delays in drilling, completion or connection to gathering lines of our new wells will negatively impact the rate of our production, which may have an adverse effect on our revenues. Consistent with our business strategy, we intend to invest the capital necessary to maintain our production at existing levels over the long-term provided that it is economical to do so based on the commodity price environment. However, we cannot be certain that we will be able to issue additional debt and equity on acceptable terms, or at all, and we may be unable to refinance our revolving credit facility when it expires on April 9, 2018. Additionally, should commodity prices decline, our borrowing base under our revolving credit facility may be reduced thereby eliminating the working capital necessary to fund our capital spending program as well as potentially requiring us to repay certain of our outstanding indebtedness. With the increase in our proved reserves as of June 30, 2013 versus June 30, 2012, our borrowing base was increased to $1,087.5 million on September 27, 2013.

Operational Highlights

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

Davy Jones.  As previously reported, our operating partner, Freeport McMoRan, has drilled two wells in the Davy Jones field. The Davy Jones No. 1 well is located on South Marsh Island Block 230 in 19 feet of water and work is ongoing to establish commercial production from the well. The operator currently is developing a fit for purpose fracture stimulation process. The Davy Jones No. 2 offset appraisal well, located two and a half miles southwest of Davy Jones No. 1, confirmed 120 net feet of potential pay in multiple Wilcox sands, indicating continuity across the major structural features of the Davy Jones prospect, and also encountered 192 net feet of potential hydrocarbons in the Tuscaloosa and Lower Cretaceous carbonate sections. Operations to commence completion of the Davy Jones No. 2 well are expected during calendar year 2014. As of September 30, 2013, our investment in both wells in the Davy Jones field, including production facilities, totaled approximately $154 million.

Blackbeard West.  The operator, Freeport McMoRan, expects that information gained from the Blackbeard East well will enable us to consider priorities for future operations at Blackbeard West. The Blackbeard West ultra-deep exploratory well, drilled in 70 feet of water on South Timbalier Block 168, was drilled to a measured depth of 32,997 feet. Logs indicated four potential hydrocarbon bearing zones that require further evaluation. The Blackbeard West No. 2 ultra-deep exploration well on Ship Shoal 188 reached true vertical depth of 25,584 feet in January 2013. Through logs and core data, the operator has identified three potential hydrocarbon bearing Miocene sand sections between approximately 20,900 and 24,000 feet. Initial completion efforts are expected to focus on the development of approximately 50 net feet of laminated sands in the Middle Miocene located at approximately 24,000 feet. Additional development opportunities in the well bore include approximately 80 net feet of potential low-resistivity pay at approximately 22,400 feet and an approximate 75 foot gross section at approximately 20,900 feet. Pressure and temperature data indicate that a completion at these depths could utilize conventional equipment and technologies. Our investment in both Blackbeard West wells totaled approximately $57 million at September 30, 2013. Our operating partner’s current plans are to complete the Blackbeard West No. 2 well using 20,000 psi equipment and conventional technologies in the second quarter of calendar year 2014.

Blackbeard East.  The Blackbeard East ultra-deep exploration by-pass well, located in 80 feet of water on South Timbalier Block 144, was drilled to a true vertical depth of 33,318 feet in January 2012 by the operator, Freeport McMoRan. Exploration results from the well indicated the presence of hydrocarbons below the salt weld in geological formations including the Upper/Middle Miocene, Frio, Vicksburg and Sparta carbonate. Pressure and temperature data below the salt weld between 19,500 feet and 24,600 feet at Blackbeard East indicate that a completion at these depths could utilize conventional equipment and technologies. The operator plans to test and complete the upper Miocene sands during 2014 using 20,000 psi equipment and conventional technologies. Additional plans for further development of the deeper zones continue to be evaluated. Plans are to begin development of the shallow zones in late calendar year 2014. As of September 30, 2013, our investment in the well totaled approximately $51 million.

Lineham Creek.  The Lineham Creek ultra deep exploration well, operated by Chevron USA, Inc, which is located onshore in Cameron Parish, Louisiana commenced drilling on March 31, 2011. The well encountered positive results in the Yegua sands section in November 2012. The well was successfully sidetracked and Yegua core recovered. The operator is currently running production liner with plans to complete the well in the Yegua starting in February 2014. As of September 30, 2013, our investment in the Lineham Creek well totaled approximately $18 million.

Lomond North.  The Lomond North exploration prospect, operated by Freeport McMoRan, is located onshore in St. Martin Parish, Louisiana. Drilling commenced on September 19, 2012 in the Highlander area where multiple high potential prospects on an 80,000 acre position have been identified. The well which is targeting Eocene, Creataceous and Paleocene objectives below the salt weld, is currently drilling below 26,800 feet towards a proposed total depth of 30,000 feet. As of September 30, 2013, our investment in the Lomond North well totaled approximately $26 million. Completion design and planning is underway for long lead time items.

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

We have contracted with an emergency and spill response management consultant, to provide management expertise, personnel and equipment, under our supervision, in the event of an incident requiring a coordinated response. Additionally, we are a member of Clean Gulf Associates (“CGA”), a not-for-profit association of producing and pipeline companies operating in the Gulf of Mexico, which has the capabilities to simultaneously respond to multiple spills. CGA has chartered its marine equipment to the Marine Spill Response Corporation (“MSRC”), a private, not-for-profit marine spill response organization which is funded by the Marine Preservation Association, a member-supported, not-for-profit organization created to assist the petroleum and energy-related industries by addressing problems caused by oil spills on water. In the event of a spill, MSRC mobilizes appropriate equipment to CGA members. In addition, CGA maintains a contract with Airborne Support Inc., which provides aircraft and dispersant capabilities for CGA member companies.

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

2014 Development Program.  We intend to focus our 2014 development program on lower risk and higher return exploitation opportunities within areas with high historical record of successful results, giving us a higher degree of confidence in our projected cash flows from these wells. A large portion of our development for 2014 is focused on drilling in the WD 73 field, which produced the Company’s best over-all results in fiscal year 2013 in terms of P/I (present value of future cash flows divided by initial investment) and had more consistent performance across wells with relatively few cost over-runs.

Exploring New Salt Plays.  Using a portion of our exploration budget, we explore for reserves in emerging plays beneath salt and in the shadow of salt, where seismic imaging can be difficult, but large structures with world-class resource potential exist. This includes a salt-shadow joint venture with Apache Corporation (“Apache JV”) in the Main Pass Area and with ExxonMobil (Vermillion 164 and 179), as well as the ultra-deep trend (depths in excess of 25,000 feet, either onshore or in water depths of less than 150 feet). Since 2008, we have partnered with Freeport McMoRan Oil and Gas, LLC (formerly McMoRan Exploration Company and now acquired by Freeport McMoRan Copper and Gold, Inc.) (“Freeport McMoRan”) to explore the ultra-deep trend. Including the Davy Jones discovery well and Blackbeard West discovery well, the Freeport McMoRan operated group (in which we have various interests) has identified approximately 20 ultra-deep prospects near existing infrastructure. We have participated in 8 wells to date with our participations ranging from approximately 9% to 20%. In the ExxonMobil JV, the original Pendragon well encountered mechanical issues and was plugged and abandoned. Plans are to drill an offset well (Pendragon #2) and the Merlin prospect in fiscal 2014, making use of reprocessed 3D seismic data to improve imaging of the prospects. In the Apache JV we are employing WAZ seismic technology, one of the first ever on the Gulf of Mexico Shelf, to better image prospects. We are currently drilling the Heron prospect, with additional prospects expected to be drilled once we have analyzed the WAZ data and the Heron results.

Operational Information (In thousands except for unit amounts)

	Quarter Ended
	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30 2012
	(In Thousands, Except per Unit Amounts)
Operating Highlights
Operating revenues
Crude oil sales	$290,965	$270,623	$273,280	$280,953	$242,830
Natural gas sales	32,584	38,630	27,070	29,657	17,396
Hedge gain	1,043	5,072	3,424	9,909	10,001
Total revenues	324,592	314,325	303,774	320,519	270,227
Percent of operating revenues from crude oil
Prior to hedge gain	90%	88%	91%	90%	93%
Including hedge gain	89%	87%	90%	89%	92%
Operating expenses
Lease operating expense
Insurance expense	8,496	7,462	7,473	8,810	8,992
Workover and maintenance	14,586	15,622	19,166	20,217	10,113
Direct lease operating expense	62,681	59,371	59,666	56,895	63,376
Total lease operating expense	85,763	82,455	86,305	85,922	82,481
Production taxes	1,398	1,481	1,352	1,166	1,247
Gathering and transportation	5,345	5,668	4,411	6,098	7,991
DD&A	100,216	96,846	88,727	105,856	84,795

	Quarter Ended
	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30 2012
	(In Thousands, Except per Unit Amounts)
General and administrative	23,672	12,299	16,092	19,319	23,888
Other – net	8,767	3,829	7,017	8,621	13,174
Total operating expenses	225,161	202,578	203,904	226,982	213,576
Operating income	$99,431	$111,747	$99,870	$93,537	$56,651
Sales volumes per day
Natural gas (MMcf)	100.8	107.4	89.4	90.9	67.1
Crude oil (MBbls)	29.7	28.9	28.6	29.4	26.1
Total (MBOE)	46.6	46.8	43.5	44.6	37.3
Percent of sales volumes from crude oil	64%	62%	66%	66%	70%

Average sales price
Natural gas per Mcf	$3.51	$3.95	$3.37	$3.55	$2.82
Hedge gain per Mcf	0.30	0.23	0.29	0.60	0.89
Total natural gas per Mcf	$3.81	$4.18	$3.66	$4.15	$3.71
Crude oil per Bbl	$106.31	$102.82	$106.11	$103.79	$101.03
Hedge gain (loss) per Bbl	(0.63)	1.08	0.42	1.80	1.87
Total crude oil per Bbl	$105.68	$103.90	$106.53	$105.59	$102.90
Total hedge gain per BOE	$0.24	$1.19	$0.87	$2.42	$2.91
Operating revenues per BOE	$75.78	$73.78	$77.58	$78.15	$78.72
Operating expenses per BOE
Lease operating expense
Insurance expense	1.98	1.75	1.91	2.15	2.62
Workover and maintenance	3.41	3.67	4.89	4.93	2.95
Direct lease operating expense	14.63	13.94	15.24	13.87	18.46
Total lease operating expense per BOE	20.02	19.36	22.04	20.95	24.03
Production taxes	0.33	0.35	0.35	0.28	0.36
Gathering and transportation	1.25	1.33	1.13	1.49	2.33
DD&A	23.40	22.73	22.66	25.81	24.70
General and administrative	5.53	2.89	4.11	4.71	6.96
Other – net	2.05	0.90	1.79	2.10	3.84
Total operating expenses per BOE	52.58	47.56	52.08	55.34	62.22
Operating income per BOE	$23.20	$26.22	$25.50	$22.81	$16.50

Results of Operations

Three Months Ended September 30, 2013 Compared With the Three Months Ended September 30, 2012.

Our consolidated net income available for common stockholders for the three months ended September 30, 2013 was $40.3 million or $0.51 diluted net income per common share (“per share”) as compared to $15.4 million or $0.19 per share for the three months ended September 30, 2012. This increase was primarily due to higher crude oil and natural gas sales and prices partially offset by higher costs and expenses and higher income taxes.

Price and Volume Variances

	Three Months Ended September 30,		Increase	Percent Increase	Revenue Increase
	2013	2012
					(In thousands)
Price Variance(1)
Crude oil sales prices (per Bbl)	$105.68	$102.90	$2.78	3%	$7,609
Natural gas sales prices (per Mcf)	3.81	3.71	0.10	3%	928
Total price variance					8,537
Volume Variance
Crude oil sales volumes (MBbls)	2,737	2,403	334	14%	34,290
Natural gas sales volumes (MMcf)	9,277	6,175	3,102	50%	11,538
BOE sales volumes (MBOE)	4,283	3,433	850	25%
Percent of BOE from crude oil	64%	70%
Total volume variance					45,828

Total price and volume variance					$54,365

(1)	Commodity prices include the impact of hedging activities.

Revenue Variances

	Three Months Ended September 30,		Increase	Percent Increase
	2013	2012
		(In Thousands)
Crude oil	$289,229	$247,330	$41,899	17%
Natural gas	35,363	22,897	12,466	54%
Total revenues	$324,592	$270,227	$54,365	20%

Revenues

Our consolidated revenues increased $54.4 million in the first quarter of fiscal 2014 as compared to the same period in the prior fiscal year. Higher revenues were primarily due to higher crude oil and natural gas sales volumes as a result of our capital program coupled with higher sales prices. Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow. Higher commodity prices increased revenues by $8.5 million in the first quarter of fiscal 2014. Average crude oil prices, including a $0.63 realized loss per barrel related to hedging activities, increased $2.78 per barrel in the first quarter of fiscal 2014, resulting in higher revenues of $7.6 million. Average natural gas prices, including a $0.30 realized gain per Mcf related to hedging activities, increased $0.10 per Mcf during the first quarter of fiscal 2014, resulting in higher revenues of $0.9 million. Commodity prices are affected by many factors that are outside of our control. Therefore, commodity prices we received during the first quarter of fiscal 2014 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time could result in reduced cash from operating activities, potentially causing us to expend less on our capital program. Lower spending on our capital program could result in a reduction of production volumes. We cannot accurately predict future commodity prices, and cannot be certain whether these events will occur.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow. Crude oil sales volumes increased 3.6 MBbls per day in the first quarter of fiscal 2014, resulting in higher revenues of $34.3 million. Natural gas sales volumes increased 33.7 MMcf per day in the first quarter of fiscal 2014, resulting in higher revenues of $11.5 million. The increase in crude oil and natural gas sales volumes in the first quarter of fiscal 2014 was primarily due to the results of our capital program.

Below is a discussion of Costs and Expenses and Other (Income) Expense.

Costs and Expenses and Other (Income) Expense

	Three Months Ended September 30,				Increase (Decrease) Amount
	2013		2012
	Amount	Per BOE	Amount	Per BOE
	(In Thousands, except per unit amounts)
Costs and expenses
Lease operating expense
Insurance expense	$8,496	$1.98	$8,992	$2.62	$(496)
Workover and maintenance	14,586	3.41	10,113	2.95	4,473
Direct lease operating expense	62,681	14.63	63,376	18.46	(695)
Total lease operating expense	85,763	20.02	82,481	24.03	3,282
Production taxes	1,398	0.33	1,247	0.36	151
Gathering and transportation	5,345	1.25	7,991	2.33	(2,646)
DD&A	100,216	23.40	84,795	24.70	15,421
Accretion of asset retirement obligations	7,326	1.71	7,652	2.23	(326)
General and administrative expense	23,672	5.53	23,888	6.96	(216)
Loss on derivative financial instruments	1,441	0.34	5,522	1.61	(4,081)
Total costs and expenses	$225,161	$52.58	$213,576	$62.22	$11,585
Other (income) expense
Loss from equity method investees	$1,793	$0.42	$1,495	$0.43	$298
Other income-net	(522)	(0.12)	(359)	(0.10)	(163)
Interest expense	29,685	6.93	26,545	7.73	3,140
Total other (income) expense	$30,956	$7.23	$27,681	$8.06	$3,275

Costs and expenses increased $11.6 million in the first quarter of fiscal 2014. This increase in costs and expenses was principally due to higher DD&A expense partially offset by a lower loss on derivative financial instruments in the current year quarter.

DD&A expense increased $15.4 million in the first quarter of fiscal 2014 when comparing to the first quarter of fiscal 2013. DD&A expense increased $19.9 million as a result of higher net production. This was partially offset by a decrease in the DD&A rate of $1.30 per BOE which decreased DD&A expense by $4.5 million. The decrease in the DD&A rate in the first quarter of fiscal 2014 was due to the increase in proved reserves at June 30, 2013.

Interest expense increased $3.1 million which was principally due to an increase in debt. On a per unit of production basis, interest expense decreased 10%, from $7.73/BOE to $6.93/BOE.

Income Tax Expense

Income tax expense increased $14.6 million in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. The effective income tax rate for the first quarter of fiscal 2014 remained consistent with the first quarter of fiscal 2013 at 37%, however, income tax expense increased due to increased pre-tax book income. See Note 10 — Income Taxes of Notes to Consolidated Financial Statements in this Quarterly Report.

Liquidity and Capital Resources

Overview

In September 2013, Energy XXI Gulf Coast, Inc. (“EGC”) issued $500 million face value of 7.50% unsecured senior notes due December 2021 and used the net proceeds from the offering to repay indebtedness outstanding under its revolving credit facility. EGC also entered into the Sixth Amendment (the

“Sixth Amendment”) to the Second Amended and Restated First Lien Credit Agreement, under which the borrowing base was increased to $1,087.5 million from $850 million. As of September 30, 2013, we had $1,530 million in outstanding long-term debt obligations and approximately $841.5 million of available borrowing capacity under our revolving credit facility.

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

At September 30, 2013, we had $21 million in borrowings and $225 million in letters of credit issued under our First Lien Credit Agreement which had a borrowing base of $1,087.5 million. The September 30, 2013 principal balance of our Senior Notes and related maturity dates were as follows:

•	9.25% Senior Notes — $750 million — Due December 2017;
•	7.75% Senior Notes — $250 million — Due June 2019; and
•	7.50% Senior Notes — $500 million — Due June 2021.

We maintain approximately $3.9 million and $40.6 million in bonds issued to BOEM and third parties, respectively, to secure the plugging and abandonment of wells on the OCS of the Gulf of Mexico as well as the removal of platforms and related facilities, right of way, operator bond and for overweight permit.

Our fiscal 2014 capital expenditures, excluding any potential acquisition but including abandonment costs, are now estimated at $675 million. The additional $15 million over the previously announced budget is due to the reclassification of certain general and administrative costs as capitalized costs, and therefore do not affect free cash flow expectations. Approximately 49 percent is focused on development of our core properties, 15 percent is on exploration and 12 percent is on facilities. We intend to fund our capital expenditure program, contractual commitments, including settlement of derivative contracts, from cash on hand, cash flows from operations and borrowings under our credit facility. We believe our available liquidity will be sufficient to meet our funding requirements through September 30, 2014. However, future cash flows are subject to a number of variables, including the level of crude oil and natural gas production and prices. There can be no assurance that cash flow from operations or other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures. Our capital expenditures and the scope of our drilling activities for fiscal year 2014 may change as a result of several factors, including, but not limited to, changes in natural gas and oil, costs of drilling and completion, drilling results and changes in the borrowing base under the First Lien Credit Agreement. If an acquisition opportunity arises, we may also seek to access public markets to issue additional debt and/or equity securities. Cash flows from operations and borrowings under our credit facility were used primarily to fund exploration and development expenditures during fiscal 2014.

Cash Flows

The following table sets forth selected historical information from our statement of cash flows from operations:

	Three Months Ended September 30,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$107,899	$102,165
Net cash used in investing activities	(213,370)	(205,350)
Net cash provided by financing activities	122,833	34,863
Net increase (decrease) in cash and cash equivalents	$17,362	$(68,322)

Operating Activities

Net cash provided by operating activities for the first quarter of fiscal 2014 was $107.9 million as compared to $102.2 million provided by operating activities for the first quarter of fiscal 2013. The increase is due in part to higher commodity prices and production volumes partially offset with higher production costs. Changes in operating assets and liabilities increased $51.8 million during the first quarter of fiscal 2014 primarily due to accounts receivable, asset retirement obligations and accounts payable and accrued liabilities.

Investing Activities

Our investments in properties were $213.4 million and $205.4 million for the three months ended September 30, 2013 and 2012, respectively. The increase in cash used in investing activities in comparing the first quarter of fiscal 2014 to the first quarter of fiscal 2013 was primarily due to higher investments in properties and higher contributions to equity investees in the first quarter of fiscal 2014.

Financing Activities

Cash provided by financing activities was $122.8 million for the three months ended September 30, 2013 as compared to cash provided by financing activities of $34.9 million for the three months ended September 30, 2012. During the three months ended September 30, 2013, total proceeds from issuance of common stock were $3.3 million. Purchases of our common shares were $35.2 million under our share repurchase program and net proceeds from our borrowings were $166.7 million. During the three months ended September 30, 2012, total proceeds from the issuance of common and preferred stock were $6.3 million and net proceeds from our First Lien Credit Agreement were $37.0 million.

Available Credit

Constraints in the credit markets may increase the rates we are charged for utilizing these markets. Notwithstanding periodic weakness in the U. S. credit markets, we expect that our available liquidity is sufficient to meet our operating and capital requirements through September 30, 2014. Additionally, our credit facility is comprised of a syndicate of large domestic and international banks, with no single lender providing more than 10% of the overall commitment amount.

Contractual Obligations

Information about contractual obligations at September 30, 2013 did not change materially, other than as disclosed in Note 6 — Long-Term Debt and Note 16 — Commitments and Contingencies of Notes to Consolidated Financial Statements in this Quarterly Report and from the disclosures in Item 7 of our 2013 Annual Report.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 — Organization and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2013 Annual Report.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 — Recent Accounting Pronouncements of Notes to Consolidated Financial Statements in this Quarterly Report.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

General

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2013 Annual Report.

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at September 30, 2013, and from which we may incur future gains or losses from changes in market interest rates or commodity prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

With a financially settled purchased put, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the hedged price of the transaction. With a swap, the counterparty is required to make a payment to us if the settlement price for a settlement period is below the hedged price for the transaction, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the hedged price for the transaction. With a zero-cost collar, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price of the collar, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price for the collar. A three-way collar is a combination of options consisting of a sold call, a purchased put and a sold put. The sold call establishes a maximum price we will receive for the volumes under contract. The purchased put establishes a minimum price unless the market price falls below the sold put, at which point the minimum price would be the reference price (i.e., NYMEX WTI and/or BRENT, IPE) plus the difference between the purchased put and the sold put strike price.

At September 30, 2013, our natural gas contracts outstanding had an asset position of $4.6 million. A 10% increase in natural gas prices would reduce the fair value by approximately $3 million, while a 10% decrease in natural gas prices would increase the fair value by approximately $2.7 million. Also, at September 30, 2013, our crude oil contracts outstanding had an asset position of $22.2 million. A 10%

increase in crude oil prices would reduce the fair value by approximately $36.9 million, while a 10% decrease in crude oil prices would increase the fair value by approximately $41.8 million. These fair value changes assume volatility based on prevailing market parameters at September 30, 2013. See Note 9 — Derivative Financial Instruments of Notes to Consolidated Financial Statements in this Quarterly Report.

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

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our variable rate debt obligations. Specifically, we are exposed to changes in interest rates as a result of borrowings under our credit facility, and the terms of our credit facility require us to pay higher interest rate margins as we utilize a larger percentage of our available borrowing base. We manage our interest rate exposure by limiting our variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 75% percent of our debt. As of September 30, 2013, total debt included $21 million of floating-rate debt. As a result, our period-end interest costs will fluctuate based on short-term interest rates on approximately 1.4 percent of our total debt outstanding as of September 30, 2013. A 10 percent change in floating interest rates on period-end floating debt balances would change quarterly interest expense by approximately $1,000. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates. However, to reduce our future exposure to changes in interest rates, we may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarterly period ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our financial position or results of operations.

ITEM 1A.	Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings, could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our common stock, please refer to the section entitled “Item 1A. Risk Factors” in our 2013 Annual Report. There has been no material change in the risk factors set forth in our 2013 Annual Report.

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

ENERGY XXI (BERMUDA) LIMITED

By: /S/ DAVID WEST GRIFFIN David West Griffin Duly Authorized Officer and Chief Financial Officer

By: /S/ HUGH A. MENOWN Hugh A. Menown Duly Authorized Officer and Senior Vice President, Chief Accounting Officer and Chief Information Officer

Date: October 30, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following
3.1	Altered Memorandum of Association of Energy XXI (Bermuda) Limited	3.1 to the Company’s Form 8-K filed on November 9, 2011
3.2	Bye-Laws of Energy XXI (Bermuda) Limited	3.2 to the Company’s Form 8-K filed on November 9, 2011
4.1	Indenture dated as of September 26, 2013 among Energy XXI Gulf Coast, Inc., Energy XXI (Bermuda) Limited, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee	4.1 to the Company’s Form 8-K filed on September 26, 2013
4.2	Registration Rights Agreement dated as of September 26, 2013 among Energy XXI Gulf Coast, Inc., Citigroup Global Markets Inc. and RBS Securities Inc., as representatives of the Initial Purchasers, Energy XXI (Bermuda) Limited and the Guarantors named therein	4.2 to the Company’s Form 8-K filed on September 26, 2013
10.1	Purchase Agreement, dated September 23, 2013, by and between Energy XXI Gulf Coast, Inc., Citigroup Global Markets Inc. and RBS Securities Inc., as representatives of the Initial Purchasers, Energy XXI (Bermuda) Limited and the Guarantors named therein	10.1 to the Company’s Form 8-K filed on September 26, 2013
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Schema Document	Furnished herewith
101.CAL	XBRL Calculation Linkbase Document	Furnished herewith
101.DEF	XBRL Definition Linkbase Document	Furnished herewith
101.LAB	XBRL Label Linkbase Document	Furnished herewith
101.PRE	XBRL Presentation Linkbase Document	Furnished herewith