Form 10-Q
period 2013-12-31
ENERGY XXI (BERMUDA) LTD
filed 2014-02-07
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of January 31, 2014, there were 70,322,050 shares outstanding of the registrant’s common stock, par value $0.005 per share.

ENERGY XXI (BERMUDA) LIMITED

i

GLOSSARY OF TERMS

Below is a list of terms that are common to our industry and used throughout this Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 (“Quarterly Report”):

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

Independent crude oil and natural gas exploration and production company is a company that is primarily engaged in the exploration and production sector of the oil and gas business.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to those summarized below:

•	our business strategy;
•	our financial position;
•	the extent to which we are leveraged;
•	our cash flow and liquidity;
•	declines in the prices we receive for our oil and gas affecting our operating results and cash flows;
•	economic slowdowns that can adversely affect consumption of oil and gas by businesses and consumers;
•	uncertainties in estimating our oil and gas reserves;
•	our ability to replace our oil and gas reserves;
•	uncertainties in exploring for and producing oil and gas;
•	our inability to obtain additional financing necessary to fund our operations, capital expenditures, and to meet our other obligations;
•	availability of drilling and production equipment and field service providers;
•	disruption of operations and damages due to hurricanes or tropical storms;
•	availability, cost and adequacy of insurance coverage;
•	competition in the oil and gas industry;
•	our inability to retain and attract key personnel;
•	the effects of government regulation and permitting and other legal requirements; and
•	costs associated with perfecting title for mineral rights in some of our properties.

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

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)

	December 31, 2013	June 30, 2013
	(Unaudited)
Current Assets
Cash and cash equivalents	$357,828	$—
Restricted cash	746	—
Accounts receivable
Oil and natural gas sales	130,398	132,521
Joint interest billings	5,647	9,505
Insurance and other	7,424	6,745
Prepaid expenses and other current assets	45,603	50,738
Derivative financial instruments	7,731	38,389
Total Current Assets	555,377	237,898
Property and Equipment
Oil and natural gas properties – full cost method of accounting, including $251.4 million and $422.6 million of unevaluated properties not being amortized at December 31, 2013 and June 30, 2013, respectively	3,523,881	3,289,505
Other property and equipment	16,582	17,003
Total Property and Equipment, net of accumulated depreciation, depletion, amortization and impairment	3,540,463	3,306,508
Other Assets
Derivative financial instruments	501	21,926
Equity investments	18,440	12,799
Debt issuance costs, net of accumulated amortization and other assets	46,927	32,580
Total Other Assets	65,868	67,305
Total Assets	$4,161,708	$3,611,711
LIABILITIES
Current Liabilities
Accounts payable	196,652	$219,610
Accrued liabilities	77,411	105,192
Notes payable	10,288	22,524
Deferred income taxes	—	20,517
Asset retirement obligations	29,911	29,500
Derivative financial instruments	1,820	40
Current maturities of long-term debt	12,843	19,554
Total Current Liabilities	328,925	416,937
Long-term debt, less current maturities	1,999,086	1,350,491
Deferred income taxes	177,497	140,804
Asset retirement obligations	277,173	258,318
Derivative financial instruments	932	—
Other liabilities	11,907	7,915
Total Liabilities	2,795,520	2,174,465
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Preferred stock, $0.001 par value, 7,500,000 shares authorized at December 31, 2013 and June 30, 2013, respectively
7.25% Convertible perpetual preferred stock, 8,000 shares issued and outstanding at December 31, 2013 and June 30, 2013, respectively	—	—
5.625% Convertible perpetual preferred stock, 812,760 and 813,188 shares issued and outstanding at December 31, 2013 and June 30, 2013, respectively	1	1
Common stock, $0.005 par value, 200,000,000 shares authorized and 79,693,213 and 79,425,473 shares issued and 71,513,450 and 76,485,910 shares outstanding at December 31, 2013 and June 30, 2013, respectively	398	397
Additional paid-in capital	1,581,664	1,512,311
Retained earnings (deficit)	739	(29,352)
Accumulated other comprehensive income (loss), net of income taxes	(4,456)	26,552
Treasury stock, at cost, 8,179,100 and 2,938,900 shares at December 31, 2013 and June 30, 2013, respectively	(212,158)	(72,663)
Total Stockholders’ Equity	1,366,188	1,437,246
Total Liabilities and Stockholders’ Equity	$4,161,708	$3,611,711

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except per share information)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Revenues
Crude oil sales	$262,230	$285,824	$551,459	$533,154
Natural gas sales	34,586	34,695	69,949	57,592
Total Revenues	296,816	320,519	621,408	590,746
Costs and Expenses
Lease operating	93,789	85,922	179,552	168,403
Production taxes	1,189	1,166	2,587	2,413
Gathering and transportation	5,978	6,098	11,323	14,089
Depreciation, depletion and amortization	103,513	105,856	203,729	190,651
Accretion of asset retirement obligations	7,425	7,756	14,751	15,408
General and administrative expense	17,698	19,319	41,370	43,207
Loss on derivative financial instruments	5,722	865	7,163	6,387
Total Costs and Expenses	235,314	226,982	460,475	440,558
Operating Income	61,502	93,537	160,933	150,188
Other Income (Expense)
Loss from equity method investees	(2,621)	(616)	(4,414)	(2,111)
Other income – net	913	543	1,435	902
Interest expense	(38,641)	(27,112)	(68,326)	(53,657)
Total Other Expense	(40,349)	(27,185)	(71,305)	(54,866)
Income Before Income Taxes	21,153	66,352	89,628	95,322
Income Tax Expense	10,658	25,020	35,994	35,730
Net Income	10,495	41,332	53,634	59,592
Preferred Stock Dividends	2,872	2,874	5,745	5,749
Net Income Available for Common Stockholders	$7,623	$38,458	$47,889	$53,843
Earnings per Share
Basic	$0.10	$0.48	$0.64	$0.68
Diluted	$0.10	$0.47	$0.64	$0.68
Weighted Average Number of Common Shares Outstanding
Basic	73,964	79,314	74,873	79,238
Diluted	74,053	87,468	74,956	79,367

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net Income	$10,495	$41,332	$53,634	$59,592
Other Comprehensive Income (Loss)
Crude Oil and Natural Gas Cash Flow Hedges
Unrealized change in fair value net of ineffective portion	(9,028)	1,435	(31,999)	(36,383)
Effective portion reclassified to earnings during the period	(8,357)	(10,797)	(15,705)	(21,337)
Total Other Comprehensive Income (Loss)	(17,385)	(9,362)	(47,704)	(57,720)
Income Tax Benefit	6,085	3,277	16,696	20,202
Net Other Comprehensive Income (Loss)	(11,300)	(6,085)	(31,008)	(37,518)
Comprehensive Income (Loss)	$(805)	$35,247	$22,626	$22,074

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Cash Flows From Operating Activities
Net income	$10,495	$41,332	$53,634	$59,592
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	103,513	105,856	203,729	190,651
Deferred income tax expense	10,392	22,025	32,872	32,814
Change in derivative financial instruments
Proceeds from derivative instruments	—	100	—	161
Other – net	1,993	(8,671)	(364)	(14,018)
Accretion of asset retirement obligations	7,425	7,756	14,751	15,408
Loss from equity method investees	2,621	616	4,414	2,111
Amortization of debt discount and issuance costs	3,100	1,907	4,555	3,798
Stock-based compensation	439	1,200	3,971	1,656
Changes in operating assets and liabilities
Accounts receivable	19,130	(18,153)	16,999	(7,397)
Prepaid expenses and other current assets	12,489	4,685	6,219	20,722
Settlement of asset retirement obligations	(15,975)	(14,673)	(34,038)	(24,809)
Accounts payable and accrued liabilities	(1,821)	(4,509)	(45,042)	(39,053)
Net Cash Provided by Operating Activities	153,801	139,471	261,700	241,636
Cash Flows from Investing Activities
Acquisitions	(12,549)	(41,156)	(12,564)	(41,156)
Capital expenditures	(189,869)	(192,352)	(388,227)	(379,050)
Net distributions (contributions) from/to equity investees	5,000	—	(11,694)	(15,524)
Transfer to restricted cash	(746)	—	(746)	—
Return of property deposit	—	3,500	—	—
Proceeds from the sale of properties	—	—	1,748	—
Other	(21)	(17)	(72)	355
Net Cash Used in Investing Activities	(198,185)	(230,025)	(411,555)	(435,375)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	138	69	3,405	6,388
Discount on convertible debt allocated to additional paid-in capital	63,432	—	63,432	—
Repurchase of company common stock	(118,281)	—	(153,491)	—
Dividends to shareholders – common	(8,702)	(5,553)	(17,798)	(11,103)
Dividends to shareholders – preferred	(2,872)	(2,874)	(5,745)	(5,750)
Proceeds from long-term debt	723,988	385,637	1,764,685	609,449
Payments on long-term debt	(262,648)	(294,446)	(1,127,879)	(481,259)
Debt issuance costs	(10,203)	—	(18,923)	—
Other	(2)	(149)	(3)	(178)
Net Cash Provided by Financing Activities	384,850	82,684	507,683	117,547
Net Increase (Decrease) in Cash and Cash Equivalents	340,466	(7,870)	357,828	(76,192)
Cash and Cash Equivalents, beginning of period	17,362	48,765	—	117,087
Cash and Cash Equivalents, end of period	$357,828	$40,895	$357,828	$40,895

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

Note 2 — Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update No. 2011-11 Balance Sheet: Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). ASU 2011-11 requires that an entity disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for annual periods beginning on or after January 1, 2013. We adopted ASU 2011-11 on July 1, 2013 and the adoption had no effect on our consolidated financial position, results of operations or cash flows, other than presentation.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 updates ASU 2011-12 and requires companies to report information of significant changes in accumulated balances of each component of other comprehensive income included in equity in one place. Total changes in accumulated other comprehensive income by component can either be presented on the face of the financial statements or in the notes. ASU 2013-02 is effective for fiscal years and interim periods within those years beginning after

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Recent Accounting Pronouncements  – (continued)

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

Note 3 — Acquisitions and Dispositions

ExxonMobil oil and gas properties interests acquisition

On October 17, 2012, we closed on the acquisition of certain shallow-water Gulf of Mexico interests (“GOM Interests”) from Exxon Mobil Corporation (“Exxon”) for a total cash consideration of approximately $32.8 million. The GOM Interests cover 5,000 gross acres on Vermilion Block 164 (“VR 164”). We are the operator of these properties. In addition to acquiring the GOM Interests, we entered into a joint venture agreement with Exxon to explore for oil and gas on nine contiguous blocks adjacent to VR 164 in shallow waters on the GOM shelf. We operate the joint venture and commenced drilling on the initial prospect during the quarter ended December 31, 2012. The objective targets at Pendragon well, the initial prospect, were not reached as it encountered mechanical issues and was plugged and abandoned. Subsequently, we began drilling the Merlin well located at Vermilion Block 179; the Merlin well did not encounter any commercial hydrocarbons and was plugged and abandoned. We are currently analyzing the Pendragon and Merlin wells’ data to determine the future drilling activities on the Vermilion Block.

Revenues and expenses related to the GOM Interests from the closing date of October 17, 2012 are included in our consolidated statements of income. The acquisition of the GOM Interests was accounted for under the purchase method of accounting. Transaction, transition and integration costs associated with this acquisition were expensed as incurred. As of December 31, 2013, the Company’s measurement period adjustments were complete. The following table presents the final purchase price allocation to the assets acquired and liabilities assumed, based on their fair values on October 17, 2012 (in thousands):

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

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Acquisitions and Dispositions  – (continued)

Revenues and expenses related to the Dynamic Interests from the closing date of November 7, 2012 are included in our consolidated statements of income. The acquisition of the Dynamic Interests was accounted for under the purchase method of accounting. Transaction, transition and integration costs associated with this acquisition were expensed as incurred. As of December 31, 2013, the Company’s measurement period adjustments were complete. The following table presents the final purchase price allocation to the assets acquired and liabilities assumed, based on their fair values on November 7, 2012 (in thousands):

Oil and natural gas properties – evaluated	$1,753
Oil and natural gas properties – unevaluated	6,571
Asset retirement obligations	(1,091)
Cash paid	$7,233

McMoRan oil and gas properties interests acquisition

On January 17, 2013, we closed on the acquisition of certain onshore Louisiana interests in the Bayou Carlin field (“Bayou Carlin Interests”) from McMoRan Oil and Gas, LLC (“McMoRan”) for a total cash consideration of $79.3 million. This acquisition was effective as of January 1, 2013. We are the operator of these properties.

Revenues and expenses related to the Bayou Carlin Interests from the closing date of January 17, 2013 are included in our consolidated statements of income. The acquisition of the Bayou Carlin Interests was accounted for under purchase method of accounting. Transaction, transition and integration costs associated with this acquisition were expensed as incurred. As of December 31, 2013, the Company’s measurement period adjustments were complete. The following table presents the final purchase price allocation to the assets acquired and liabilities assumed, based on their fair values on January 17, 2013 (in thousands ):

	January 17, 2013 As Initially Reported	Measurement Period Adjustment	January 17, 2013 As Adjusted
Oil and natural gas properties – evaluated	$62,499	$17,184	$79,683
Oil and natural gas properties – unevaluated	17,184	(17,184)	—
Asset retirement obligations	(382)		(382)
Cash paid	$79,301	—	$79,301

RoDa oil and gas properties interests acquisition

On March 14, 2013, we acquired 100% of the interests (“RoDa Interests”) held by RoDa Drilling LP (“RoDa”) in the Bayou Carlin field for $32.7 million. This acquisition was effective as of January 1, 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Acquisitions and Dispositions  – (continued)

Tammany oil and gas properties interests acquisition

On June 28, 2013, we closed on the acquisition of certain offshore Louisiana interests in the West Delta field (“West Delta Interests”) from Tammany Energy Ventures, LLC (“Tammany”) for a total cash consideration of $8.3 million. This acquisition was effective as of June 1, 2013. We are the operator of these properties.

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

Black Elk Interest

On December 20, 2013, we closed on the acquisition of certain offshore Louisiana interests in West Delta 30 field (“West Delta 30 Interests”) from Black Elk Energy Offshore Operations, LLC (“Black Elk”) for a total cash consideration of $10.4 million. This acquisition was effective as of October 1, 2013. We will be the operator of these properties.

Revenues and expenses related to the West Delta 30 Interests will be included in our consolidated statements of income from December 20, 2013. The acquisition of West Delta 30 Interests was accounted for under purchase method of accounting. Transaction, transition and integration costs associated with this acquisition were expensed as incurred. The following table presents the preliminary purchase price allocation to the assets acquired and liabilities assumed, based on their fair values on December 20, 2013 (in thousands):

Oil and natural gas properties – evaluated	$15,821
Oil and natural gas properties – unevaluated	6,586
Asset retirement obligations	(10,503)
Net working capital *	(1,500)
Cash paid	$10,404

*	Net working capital includes payables.

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

Apache Joint Venture

On February 1, 2013, we entered into an Exploration Agreement (the “Exploration Agreement”) with Apache Corporation (“Apache”) to jointly participate in exploration of oil and gas pay sands associated with salt dome structures on the central Gulf of Mexico Shelf. We have a 25% participation interest in the Exploration Agreement, which expires on February 1, 2018.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Acquisitions and Dispositions  – (continued)

The area of mutual interest under this Exploration Agreement includes several salt domes within a 135 block area. Our share of cost to acquire seismic data over a two-year seismic shoot phase is currently estimated to be approximately $37.5 million of which approximately $32.9 million was incurred through December 31, 2013. We have presently consented to participate in drilling one well and have an option to participate in two other wells under the current drilling program. Drilling on the first well commenced in May 2013 and our share of the costs related to this well at December 31, 2013 were approximately $16.5 million.

As of December 31, 2013, we paid consideration of approximately $3.5 million, being our participation interest, to Apache for 21 non-producing primary-term leases.

Note 4 — Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31, 2013	June 30, 2013
Oil and gas properties
Proved properties	$5,943,266	$5,335,737
Less: accumulated depreciation, depletion, amortization and impairment	2,670,755	2,468,783
Proved properties	3,272,511	2,866,954
Unevaluated properties	251,370	422,551
Oil and gas properties	3,523,881	3,289,505
Other property and equipment	34,271	32,786
Less: accumulated depreciation	17,689	15,783
Other property and equipment	16,582	17,003
Total property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$3,540,463	$3,306,508

The Company’s investment in unevaluated properties primarily relates to the fair value of unproved oil and gas properties acquired in oil and gas property acquisitions and exploratory wells in progress. Costs associated with these unproved properties are transferred to evaluated properties upon the earlier of (i) when a determination is made whether there are any proved reserves related to the properties, or (ii) amortized over a period of time of not more than four years.

Exploratory wells in progress include $188.0 million in costs primarily related to our participation with Freeport-McMoRan Oil & Gas LLC (Freeport McMoRan) who operates several prospects in the ultra-deep shelf and onshore area (“ultra-deep trend”) in the Gulf of Mexico and to the joint ventures with Fieldwood Energy, LLC and Apache Corporation to jointly participate in exploration of oil and gas on the Gulf of Mexico Shelf. Activities related to certain of these well operations are controlled by the operator and these wells may have continued drilling and completion activities or, may require development of specialized equipment necessary to complete and test these wells for production.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 — Property and Equipment  – (continued)

As of December 31, 2013, the costs associated with our major projects and their status was as follows (in millions):

Project Name	Cost	Status
Davy Jones Facilities	$21.6	Facilities cost in Davy Jones field for well operations.
Davy Jones Offset Appraisal Well	51.8	Completion operations have commenced, flow testing expected in first half of calendar year 2014.
Blackbeard East	50.4	Plans to begin development of the shallow zones in late calendar year 2014.
Lomond North	31.3	Completion operations in progress to test lower Wilcox and Cretaceous objectives.
Other	32.9
Total	$188.0

Note 5 — Equity Method Investments

20% interest in Energy XXI M21K, LLC (“EXXI M21K”)

We own a 20% interest in EXXI M21K. EXXI M21K engages in the acquisition, exploration, development and operation of oil and natural gas properties offshore in the Gulf of Mexico, through its wholly owned subsidiary, M21K, LLC (“M21K”).

On June 4, 2012, M21K entered into a Purchase and Sale Agreement (“PSA Agreement”) with EP Energy E&P Company, L.P. (“EP Energy”) to acquire interests in certain oil and gas fields owned by EP Energy. The total purchase price, subject to adjustments in accordance with the terms of the PSA Agreement was $103 million. The effective date of the acquisition was January 1, 2012.

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

On July 25, 2013 M21K entered into a PSA Agreement with LLOG Exploration Offshore, L.L.C. (“LLOG Exploration”) to acquire interests in certain oil and gas fields owned by LLOG Exploration. The total purchase price, subject to adjustments in accordance with the terms of the PSA Agreement was $103 million. The effective date of the acquisition was April 1, 2013. In connection with this acquisition, M21K paid LLOG Exploration a performance deposit of $10.3 million. On August 30, 2013, M21K closed on the acquisition and paid the remaining purchase price of $70.5 million to LLOG Exploration. Our share of the purchase price was approximately $16.2 million.

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

The provisions of the M21K PSA Agreement provide that M21K can make acquisitions subject to the commitment of its partners until July 19, 2014. While it is envisioned that M21K will be sold eventually to a third party to monetize returns from the investments, the M21K PSA Agreement does provide for a put and a call that can occur starting July 19, 2016; subject to an earlier option if there is a change of control of Energy XXI.

As of December 31, 2013, our investment in EXXI M21K was approximately $18.4 million and we incurred $2.6 million and $3.2 million in equity loss in the three months and six months ended December 31, 2013, respectively. We incurred $0.3 million in equity income and $0.3 million in equity loss in the three months and six months ended December 31, 2012, respectively.

80% interest in Ping Energy XXI Limited (“Ping Energy”)

Our wholly-owned subsidiary Energy XXI International Limited (“EXXI International”), pursuant to a Joint Development Agreement (“JDA”) held 49% interest in Ping Energy, which is active in the pursuit to identify and acquire exploratory, developmental and producing oil and gas properties in South East Asia.

On October 18, 2013, EXXI International amended the JDA and increased its ownership interest to 80% in Ping Energy, subsequent to which all the operations in Ping Energy were consolidated in our financial statements, effective October 1, 2013.

We incurred $1.2 million equity loss through September 30, 2013 and had incurred $0.9 million and $1.8 million in equity loss in the three months and six months ended December 31, 2012, respectively.

In January 2014, EXXI International terminated the JDA with Ping Energy. We do not expect to acquire any oil and gas properties through Ping Energy; however we continue to pursue acquisition opportunities in South East Asia.

Note 6 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2013	June 30, 2013
Revolving credit facility	$152,307	$339,000
9.25% Senior Notes due 2017	750,000	750,000
7.75% Senior Notes due 2019	250,000	250,000
7.50% Senior Notes due 2021	500,000	—
3.0% Senior Convertible Notes due 2018	400,000	—
Original issue discount, 3.0% Senior Convertible Notes due 2018	(62,127)	—
4.14% Promissory Note due 2017	4,980	5,187
Derivative instruments premium financing	15,576	24,681
Capital lease obligation	1,193	1,177
Total debt	2,011,929	1,370,045
Less current maturities	12,843	19,554
Total long-term debt	$1,999,086	$1,350,491

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Long-Term Debt  – (continued)

Maturities of long-term debt as of December 31, 2013 are as follows (in thousands):

Twelve Months Ended December 31,
2014	$12,843
2015	4,515
2016	737
2017	753,654
2018	490,180
Thereafter	750,000
Total	$2,011,929

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

As of December 31, 2013, EGC was in compliance with all covenants under the First Lien Credit Agreement.

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

EGC believes that the fair value of the $750 million of 9.25% Senior Notes outstanding as of December 31, 2013 was $838 million based on quoted prices and the market is not an active market; therefore, the fair value is classified within Level 2.

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

EGC believes that the fair value of the $250 million of 7.75% Senior Notes outstanding as of December 31, 2013 was $268 million based on quoted prices and the market is not an active market; therefore, the fair value is classified within Level 2.

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

EGC believes that the fair value of the $500 million of 7.50% Senior Notes outstanding as of December 31, 2013 was $525 million based on quoted prices and the market is not an active market; therefore, the fair value is classified within Level 2.

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

3.0% Senior Convertible Notes due 2018

On November 18, 2013, the Company sold $400 million face value of 3.0% Senior Convertible Notes due 2018 (the “3.0% Senior Convertible Notes”). The Company incurred underwriting and direct offering costs of $7.6 million which have been capitalized and will be amortized over the life of the 3.0% Senior Convertible Notes The 3.0% Senior Convertible Notes are convertible into cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, based on an initial conversion rate of 24.7523 shares of common stock per $1,000 principal amount of the 3.0% Senior Convertible Notes (equivalent to an initial conversion price of approximately $40.40 per share of common stock). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture governing the 3.0% Senior Convertible Notes.

Upon conversion, the Company will be obligated to pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at its election. If the Company satisfies its conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of common stock, the amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value (as described in the indenture governing the 3.0% Senior Convertible Notes) calculated on a proportionate basis for each trading day in a 25 consecutive trading-day conversion period (as described in the indenture governing the 3.0% Senior Convertible Notes). Upon any conversion, subject to certain exceptions, holders of the 3.0% Senior Convertible Notes will not receive any cash payment representing accrued and unpaid interest. Instead, interest will be paid by the cash, shares of common stock or a combination of cash and shares of common stock paid or delivered, as the case may be, upon conversion of a convertible note.

If holders elect to convert the notes in connection with certain fundamental change transactions described in the indenture governing the 3.0% Senior Convertible Notes, the Company will increase the conversion rate by a number of additional shares determined by reference to the provisions contained in the indenture governing the 3.0% Senior Convertible Notes based on the effective date of, and the price paid (or deemed paid) per share of common stock in, such make-whole fundamental change. If holders of common stock receive only cash in connection with certain make-whole fundamental changes, the price paid (or deemed paid) per share will be the cash amount paid per share. Otherwise, the price paid (or deemed paid) per share will be equal to the average of the closing sale prices of common stock on the five trading days prior to, but excluding, the effective date of such make-whole fundamental change.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Long-Term Debt  – (continued)

If the Company undergoes a fundamental change (as defined in the indenture governing the 3.0% Senior Convertible Notes) prior to maturity, holders of the 3.0% Senior Convertible Notes will have the right, at their option, to require the Company to repurchase for cash some or all of their notes at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest (including additional interest, if any) to, but excluding, the fundamental change repurchase date.

For accounting purposes, the $400 million aggregate principal amount of 3% Senior Convertible Notes for which we received cash was recorded at fair market value by applying the implied straight debt rate of 6.75% to allocate the proceeds between the debt component and the convertible equity component of the 3% Senior Convertible Notes. Based on applying the implied straight debt rate, the $400 million aggregate principal amount of the 3% Senior Convertible Notes was recorded at $336.6 million and the $63.4 million original issue discount will be amortized as an increase in interest expense over the life of the 3% Senior Convertible Notes.

The Company believes that the fair value of the $400 million of 3.0% Senior Convertible Notes, including the equity conversion feature, outstanding as of December 31, 2013 was $395 million based on quoted prices and the market is not an active market; therefore, the fair value is classified within Level 2.

Promissory Note

In September 2012, we entered into a promissory note of $5.5 million to acquire other property and equipment. Under this note we are required to make a monthly payment of approximately $52,000 and one lump-sum payment of $3.3 million at maturity, in October 2017. This note carries an interest of 4.14% per annum.

Derivative Instruments Premium Financing

We finance premiums on derivative instruments that we purchase with our hedge counterparties. Substantially all of our hedges are done with lenders under our revolving credit facility. Derivative instruments premium financing is accounted for as debt and this indebtedness is pari passu with borrowings under the revolving credit facility. The derivative instruments premium financing is structured to mature when the derivative instrument settles so that we realize the value net of derivative instrument premium financing. As of December 31, 2013 and June 30, 2013, our outstanding derivative instruments premium financing discounted at our approximate borrowing cost of 2.5% per annum totaled $15.6 million and $24.7 million, respectively.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Long-Term Debt  – (continued)

Interest Expense

For the three months and six months ended December 31, 2013 and 2012, interest expense consisted of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Revolving credit facility	$2,326	$2,676	$7,545	$4,855
9.25% Senior Notes due 2017	17,344	17,344	34,688	34,688
7.75% Senior Notes due 2019	4,844	4,844	9,688	9,688
7.50% Senior Notes due 2021	9,271	—	9,792	—
3.0% Senior Convertible Notes due 2018	1,267	—	1,267	—
4.14% Promissory Note due 2017	52	—	104	—
Amortization of debt issue cost – Revolving credit facility	855	1,259	1,661	2,501
Amortization of debt issue cost – 9.25% Senior Notes due 2017	552	551	1,104	1,103
Amortization of debt issue cost – 7.75% Senior Notes due 2019	97	97	194	194
Amortization of debt issue cost – 7.5% Senior Notes due 2021	260	—	260	—
Amortization of original issue discount, 3.0% Senior Convertible Notes due 2018	1,305	—	1,305	—
Amortization of debt issue cost – 3.0% Senior Convertible Notes due 2018	31	—	31	—
Derivative instruments financing and other	437	341	687	628
	$38,641	$27,112	$68,326	$53,657

Note 7 — Notes Payable

In May 2012, we entered into a note with AFCO Credit Corporation to finance a portion of our insurance premiums. The note was for a total face amount of $26.0 million and bore interest at an annual rate of 1.556%. The note matured and was repaid on December 26, 2012.

In July 2012, we entered into an additional note to finance a portion of our insurance premiums. The note was for a total face amount of $3.6 million and bore interest at an annual rate of 1.667%. The note matured and was repaid on May 1, 2013.

In November 2012, we entered into a note with AFCO Credit Corporation to finance a portion of our director and officer insurance premiums. The note was for a total face amount of $0.6 million and bore interest at an annual rate of 1.774%. The note matured and was repaid in September 2013.

In May 2013, we entered into a note with AFCO Credit Corporation to finance a portion of our insurance premiums. The note was for a total face amount of $24.8 million and bears interest at an annual rate of 1.623%. The note matures on April 26, 2014. The balance outstanding as of December 31, 2013 was $9.0 million.

In July 2013, we entered into a note with AFCO Credit Corporation to finance a portion of our Weather Based Insurance Linked Securities premiums. The note was for a total face amount of $2.9 million and bears interest at an annual rate of 1.823%. The note matures on June 1, 2014. The balance outstanding as of December 31, 2013 was $1.3 million.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 — Asset Retirement Obligations

The following table describes the changes to our asset retirement obligations (in thousands):

Balance at June 30, 2013	$287,818
Liabilities acquired	10,503
Liabilities incurred	28,050
Liabilities settled	(34,038)
Accretion expense	14,751
Total balance at December 31, 2013	307,084
Less current portion	29,911
Long-term balance at December 31, 2013	$277,173

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

We have monetized certain hedge positions at various times since the quarter ended March 31, 2009 through the quarter ended December 31, 2013, and received $181.3 million. These monetized amounts were recorded in stockholders’ equity as part of other comprehensive income (“OCI”) and are recognized in income over the contract life of the underlying hedge contracts. As of December 31, 2013, all of the monetized amounts remaining in OCI were recognized in income.

During the quarter ended March 31, 2013, we repositioned certain hedge positions by selling puts on certain existing calendar year 2013 hedge collar contracts and purchasing new put spread contracts. The $2.2 million received from the sale of puts were recorded as deferred hedge revenue and were recognized in income over the life of the underlying hedge contracts through December 31, 2013. As of December 31, 2013, all of the amounts remaining in deferred hedge revenue were recognized in income.

As of December 31, 2013, we had the following open crude oil derivative positions:

				Weighted Average Contract Price
			Volumes (MBbls)	Collars
Period	Type of Contract	Index		Sub Floor	Floor	Ceiling
January 2014 – December 2014	Three-Way Collars	Oil-Brent-IPE	2,373	$68.08	$88.08	$130.88
January 2014 – December 2014	Collars	Oil-Brent-IPE	730		90.00	108.38
January 2014 – December 2014	Three-Way Collars	NYMEX-WTI	3,650	70.00	90.00	137.14
January 2015 – December 2015	Three-Way Collars	Oil-Brent-IPE	3,650	71.00	91.00	113.75

As of December 31, 2013, we had the following open natural gas derivative positions:

				Weighted Average Contract Price
			Volumes (MMBtu)	Collars
Period	Type of Contract	Index		Sub Floor	Floor	Ceiling
January 2014 – December 2014	Three-Way Collars	NYMEX-HH	18,250	$3.35	$4.00	$4.61

The fair values of derivative instruments in our consolidated balance sheets were as follows (in thousands):

	Asset Derivative Instruments				Liability Derivative Instruments
	December 31, 2013		June 30, 2013		December 31, 2013		June 30, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity Derivative Instruments designated as hedging instruments:
Derivative financial instruments	Current	$21,892	Current	$52,216	Current	$15,981	Current	$14,609
	Non-Current	15,705	Non-Current	42,263	Non-Current	16,136	Non-Current	20,337
Commodity Derivative Instruments not designated as hedging instruments:
Derivative financial instruments	Current	—	Current	1,976	Current	—	Current	1,234
	Non-Current	—	Non-Current	—	Non-Current	—	Non-Current	—
Total Gross Commodity instruments subject to enforceable master netting agreement		37,597		96,455		32,117		36,180
Derivative financial instruments	Current	(14,161)	Current	(15,803)	Current	(14,161)	Current	(15,803)
	Non-Current	(15,204)	Non-Current	(20,337)	Non-Current	(15,204)	Non-Current	(20,337)
Gross amount offset in Balance Sheet		(29,365)		(36,140)		(29,365)		(36,140)
Net amount presented in Balance Sheet		$8,232		$60,315		$2,752		$40

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Derivative Financial Instruments  – (continued)

The effect of derivative instruments on our consolidated statements of income was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Location of (Gain) Loss in Income Statement
Cash Settlements, net of amortization of purchased put premiums:
Oil sales	$1,397	$(4,870)	$3,134	$(9,370)
Natural gas sales	(3,448)	(5,039)	(6,227)	(10,540)
Total cash settlements	(2,051)	(9,909)	(3,093)	(19,910)
Commodity Derivative Instruments designated as hedging instruments:
Loss on derivative financial instruments Ineffective portion of commodity derivative instruments	6,112	360	7,674	4,616
Commodity Derivative Instruments not designated as hedging instruments:
(Gain) loss on derivative financial instruments Realized mark to market (gain) loss	(645)	596	(1,219)	1,872
Unrealized mark to market (gain) loss	255	(91)	708	(101)
Total loss on derivative financial instruments	5,722	865	7,163	6,387
Total (gain) loss	$3,671	$(9,044)	$4,070	$(13,523)

The cash flow hedging relationship of our derivative instruments was as follows (in thousands):

Location of (Gain) Loss	Amount of (Gain) Loss on Derivative Instruments Recognized in Other Comprehensive (Income) Loss, net of tax (Effective Portion)	Amount of (Gain) Loss on Derivative Instruments Reclassified from Other Comprehensive (Income) Loss, net of tax (Effective Portion)	Amount of (Gain) Loss on Derivative Instruments Reclassified from Other Comprehensive (Income) Loss (Ineffective Portion)
Three Months Ended December 31, 2013
Commodity Derivative Instruments	$11,300
Revenues		$(5,432)
Loss on derivative financial instruments			$6,112
Total (gain) loss	$11,300	$(5,432)	$6,112
Three Months Ended December 31, 2012
Commodity Derivative Instruments	$6,085
Revenues		$(7,018)
Loss on derivative financial instruments			$360
Total (gain) loss	$6,085	$(7,018)	$360

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Derivative Financial Instruments  – (continued)

Location of (Gain) Loss	Amount of (Gain) Loss on Derivative Instruments Recognized in Other Comprehensive (Income) Loss, net of tax (Effective Portion)	Amount of (Gain) Loss on Derivative Instruments Reclassified from Other Comprehensive (Income) Loss, net of tax (Effective Portion)	Amount of (Gain) Loss on Derivative Instruments Reclassified from Other Comprehensive (Income) Loss (Ineffective Portion)
Six Months Ended December 31, 2013
Commodity Derivative Instruments	$31,008
Revenues		$(10,208)
Loss on derivative financial instruments			$7,674
Total (gain) loss	$31,008	$(10,208)	$7,674
Six Months Ended December 31, 2012
Commodity Derivative Instruments	$37,518
Revenues		$(13,869)
Loss on derivative financial instruments			$4,616
Total (gain) loss	$37,518	$(13,869)	$4,616

Reconciliation of the components of AOCI representing all the reclassifications out of AOCI to income for the periods presented is as follow (in thousands):

	Before Tax	After Tax	Location Where Consolidated Net Income is Presented
Three months ended December 31, 2013
Unrealized gain on derivatives at beginning of period	$(10,529)	$(6,844)
Unrealized change in fair value	2,916	1,895
Ineffective portion reclassified to earnings during the period	6,112	3,973	Loss on derivative financial instruments
Realized amounts reclassified to earnings during the period	8,357	5,432	Revenues
Unrealized loss on derivatives at end of period	$6,856	$4,456
Three months ended December 31, 2012
Unrealized gain on derivatives at beginning of period	$(40,262)	$(26,170)
Unrealized change in fair value	(1,795)	(1,167)
Ineffective portion reclassified to earnings during the period	360	234	Loss on derivative financial instruments
Realized amounts reclassified to earnings during the period	10,797	7,018	Revenues
Unrealized gain on derivatives at end of period	$(30,900)	$(20,085)

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Derivative Financial Instruments  – (continued)

	Before Tax	After Tax	Location Where Consolidated Net Income is Presented
Six months ended December 31, 2013
Unrelalized gain on derivatives at beginning of period	$(40,851)	$(26,552)
Unrealized change in fair value	24,328	15,812
Ineffective portion reclassified to earnings during the period	7,674	4,988	Loss on derivative financial instruments
Realized amounts reclassified to earnings during the period	15,705	10,208	Revenues
Unrelalized loss on derivatives at end of period	$6,856	$4,456
Six months ended December 31, 2012
Unrelalized gain on derivatives at beginning of period	$(88,621)	$(57,603)
Unrealized change in fair value	31,768	20,649
Ineffective portion reclassified to earnings during the period	4,616	3,000	Loss on derivative financial instruments
Realized amounts reclassified to earnings during the period	21,337	13,869	Revenues
Unrelalized gain on derivatives at end of period	$(30,900)	$(20,085)

The amount expected to be reclassified from other comprehensive income to income in the next 12 months is a loss of $3.9 million ($2.5 million net of tax) on our commodity hedges. The estimated and actual amounts are likely to vary significantly due to changes in market conditions.

We monitor the creditworthiness of our counterparties. However, we are not able to predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Possible actions would be to transfer our position to another counterparty or request a voluntary termination of the derivative contracts resulting in a cash settlement. Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative instruments under lower commodity prices, and could incur a loss. At December 31, 2013, we had no deposits for collateral with our counterparties.

Note 10 — Income Taxes

We are a Bermuda company and are generally not subject to income tax in Bermuda. We operate through our various subsidiaries in the United States; accordingly, income taxes have been provided based upon U.S. tax laws and rates as they apply to our current ownership structure. We estimate our annual effective tax rate for the current fiscal year and apply it to interim periods. Currently, our estimated annual effective tax rate is approximately 40.2%. The variance from the U.S. statutory rate of 35% is primarily due to the presence of common permanent difference items (such as non-deductible compensation, meals and entertainment expenses) and non-U.S. activity in our Bermuda parent that is ineligible for U.S. tax benefit. Our Bermuda companies continue to report a tax provision reflecting accrued 30% U.S. withholding tax required on any interest (and interest equivalent) payments made from the U.S. companies to the Bermuda companies. We have accrued an additional withholding obligation of $5.2 million for the six months ended December 31, 2013.

We have a remaining valuation allowance of $22.5 million related to certain State of Louisiana net operating loss carryovers that we do not currently believe, on a more likely-than-not basis, are realizable due to our current focus on offshore operations. In the six months ended December 31, 2013, we made a cash withholding tax payment of $3.2 million as a result of payments of interest on indebtedness and management fees to our Bermuda entities. This withholding tax was previously accrued and did not result in additional income tax expense being recognized. Similar cash withholding tax payments would be made in the future when additional intercompany interest is paid. While we have not made a cash income tax payment in this quarter, in light of expected income in this fiscal year and subsequent years, estimated tax payments for

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Income Taxes – (continued)

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

We paid quarterly cash dividends of $0.07 per share to holders of our common stock on September 14, 2012, December 14, 2012 and March 15, 2013 to shareholders of record on August 31, 2012, November 30, 2012 and March 1, 2013, respectively, and paid quarterly cash dividends of $0.12 per share to holders of our common stock on June 14, 2013, September 13, 2013 and December 13, 2013, to shareholders of record on May 31, 2013, August 30, 2013 and November 29, 2013, respectively. On January 29, 2014, our Board of Directors approved payment of a quarterly cash divident of $0.12 per share to the holders of our common stock. This quarterly dividend will be paid on March 14, 2014 to shareholders of record on February 28, 2014.

Pursuant to the stock repurchase program approved by our Board of Directors in May 2013, during the six months ended December 31, 2013, we utilized a total of $63.4 million to repurchase 2,464,000 shares of our common stock at a weighted average price per share, excluding fees, of $25.73 after which, $114 million remains available for repurchase under the share repurchase program.

In addition, concurrently with the offering of our 3.0% Senior Convertible Notes in November 2013, one of the Company’s wholly-owned subsidiaries repurchased 2,776,200 shares of the Company’s common stock for approximately $76 million, at a weighted average price per share, excluding fees of $27.39.

As discussed in Note 6 — Long-Term Debt of Notes to Consolidated Financial Statements in this Quarterly Report, in November 2013, we sold $400 million of 3% Senior Convertible Notes. The $63.4 million allocated to the equity portion of the 3% Senior Convertible Notes, less offering costs of $1.4 million, were recorded as an increase in additional paid in capital.

In January 2014, we utilized a total of $30.8 million to repurchase 1,236,463 shares of our common stock at a weighted average price per share, excluding fees, of $24.88 after which, $83.2 million remains available for repurchase under the share repurchase program.

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

Conversion of Preferred Stock

During the six months ended December 31, 2013, we canceled and converted a total of 428 shares of our 5.625% Preferred Stock into a total of 4,288 shares of common stock using a conversion rate ranging from 10.0147 to 10.0579 common shares per preferred share.

The 5.625% preferred stock is callable beginning December 15, 2013 if our common stock trading price exceeds $32.45 per share for 20 of 30 consecutive trading days.

Note 12 — Supplemental Cash Flow Information

The following table represents our supplemental cash flow information (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Cash paid for interest	$55,151	$47,160	$60,917	$47,549
Cash paid for income taxes	266	—	3,122	—

The following table represents our non-cash investing and financing activities (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Financing of insurance premiums	$—	$11,331	$2,355	$19,865
Derivative instruments premium financing	2,795	2,138	3,493	2,138
Additions to property and equipment by recognizing asset retirement obligations	13,899	6,240	28,050	9,790

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

We recognized compensation expense related to our outstanding Restricted Stock Units and Performance Units as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Restricted Stock Units	$2,893	$2,992	$8,329	$7,727
Performance Units	476	3,547	12,828	12,855
Total compensation expense recognized	$3,369	$6,539	$21,157	$20,582

As of December 31, 2013, we have 1,110,410 unvested Restricted Stock Units and 7,065,201 unvested Performance Based Units.

Stock Purchase Plan

Effective as of July 1, 2008, we adopted the Energy XXI Services, LLC 2008 Fair Market Value Stock Purchase Plan (“2008 Purchase Plan”), which allows eligible employees, directors, and other service providers of ours and our subsidiaries to purchase from us shares of our common stock that have either been purchased by us on the open market or that have been newly issued by us. During the six months ended December 31, 2013 and 2012, we issued 122,709 shares and 193,235 shares, respectively, under the 2008 Purchase Plan.

In November 2008 we adopted the Energy XXI Services, LLC Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) which allows employees to purchase common stock at a 15% discount from the lower of the common stock closing price on the first or last day of the offering period. The current offering period is from January 1, 2014 to June 30, 2014. We use Black-Scholes Model to determine fair value, which incorporates assumptions to value stock-based awards. The shares issuable under Employee Stock Purchase Plan are included in calculating diluted earnings per share, if dilutive. As of December 31, 2013 we had no unrecognized compensation.

The compensation expense recognized and shares issued under Employee Stock Purchase Plan were as follows (in thousands, except for shares):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Compensation expense	$191	$183	$387	$377
Shares issued	—	27,608	—	27,608

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Employee Benefit Plans  – (continued)

Stock Options

In September 2008, our Board of Directors granted 300,000 stock options to certain officers of the Company. These options to purchase our common stock were granted with an exercise price of $17.50 per share. These options vested over a three year period and may be exercised any time prior to September 10, 2018. We utilized the Black-Scholes model to determine the fair value of these stock options. As of December 31, 2013, 100,000 of the vested options have been exercised and the remaining 200,000 vested options have not been exercised.

Defined Contribution Plans

Our employees are covered by a discretionary noncontributory profit sharing plan. The plan provides for annual employer contributions that can vary from year to year. We also sponsor a qualified 401(k) Plan that provides for matching. The contributions under these plans were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Profit Sharing Plan	$1,311	$1,124	$2,590	$2,193
401(k) Plan	711	398	1,388	1,361
Total contributions	$2,022	$1,522	$3,978	$3,554

Note 14 — Related Party Transactions

We have a 20% interest in EXXI M21K and account for this investment using the equity method. See Note 5 — Equity Method Investments of Notes to Consolidated Financial Statements in this Quarterly Report.

EXXI M21K is the guarantor of a $100 million line of credit entered into by M21K. See Note 5 — Equity Method Investments of Notes to Consolidated Financial Statements in this Quarterly Report.

We have provided a guarantee related to the payment of asset retirement obligations and other liabilities by M21K for EP Energy Property acquisition estimated at $65 million and $1.8 million, respectively. For the LLOG Exploration acquisition, we guaranteed payment of asset retirement obligations by M21K estimated at $36.7 million. For these guarantees, M21K has agreed to pay us $6.3 million and $3.3 million, respectively, over a period of three years. For the three months ended December 31, 2013 and 2012, we have received $0.8 million and $0.5 million, respectively, related to such guarantees. For the six months ended December 31, 2013 and 2012, we have received $1.4 million and $0.9 million, respectively, related to such guarantees.

Prior to the LLOG Exploration acquisitions, EGC received a management fee of $0.83 per BOE produced for the EP Energy acquisition for providing administrative assistance in carrying out M21K operations. In conjunction with the LLOG Exploration acquisition, on September 1, 2013, this fee was increased to $1.15 per BOE produced. For the three months ended December 31, 2013 and 2012, EGC received management fees of $1.1 million and $0.5 million, respectively. For the six months ended December 31, 2013 and 2012, EGC received management fees of $1.8 million and $0.9 million, respectively.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net income	$10,495	$41,332	$53,634	$59,592
Preferred stock dividends	2,872	2,874	5,745	5,749
Net income available for common stockholders	$7,623	$38,458	$47,889	$53,843
Weighted average shares outstanding for basic EPS	73,964	79,314	74,873	79,238
Add dilutive securities	89	8,154	83	129
Weighted average shares outstanding for diluted EPS	74,053	87,468	74,956	79,367
Earnings per share
Basic	$0.10	$0.48	$0.64	$0.68
Diluted	$0.10	$0.47	$0.64	$0.68

For the three months and six months ended December 31, 2013, 8,246,990 and 8,248,849 common stock equivalents, respectively, were excluded from the diluted average shares due to an anti-dilutive effect. For the three months and six months ended December 31, 2012, 1,797 and 8,077,876 common stock equivalents, respectively, were excluded from the diluted average shares due to an anti-dilutive effect.

Note 16 — Commitments and Contingencies

Litigation.  We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our consolidated financial position, results of operations or cash flows.

Lease Commitments.  We have a non-cancelable operating lease for office space and other that expires on December 31, 2018. Future minimum lease commitments as of December 31, 2013 under the operating lease are as follows (in thousands):

Year Ending December 31,
2014	$3,184
2015	3,215
2016	3,085
2017	2,685
2018	2,720
Total	$14,889

Rent expense, including rent incurred on short-term leases, for the three months ended December 31, 2013 and 2012 was $998,000 and $775,000, respectively, and for the six months ended December 31, 2013 and 2012 was $1,935,000 and $1,261,000, respectively.

Letters of Credit and Performance Bonds.  We had $225.3 million in letters of credit and $44.5 million of performance bonds outstanding as of December 31, 2013.

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

Drilling Rig Commitments.  The drilling rig commitments represent minimum future expenditures for drilling rig services. The expenditures for drilling rig services will exceed such minimum amounts to the extent we utilize the drilling rigs subject to a particular contractual commitment for a period greater than the period set forth in the governing contract. As of December 31, 2013, we have entered into the following drilling rig commitments:

1) October 10, 2013 to April 10, 2014 at $49,000 per day

2) October 31, 2013 to June 30, 2014 at $125,000 per day

3) September 1, 2013 to August 31, 2014 at $140,000 per day

4) November 22, 2013 to February 10, 2014 at $120,000 per day

5) February 1, 2014 to January 31, 2015 at $50,000 per day

At December 31, 2013, future minimum commitments under these contracts totaled $84.7 million.

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

During the six months ended December 31, 2013, we did not have any transfers from or to Level 3. The following table presents the fair value of our Level 1 and Level 2 financial instruments (in thousands):

	Level 1		Level 2
	As of December 31, 2013	As of June 30, 2013	As of December 31, 2013	As of June 30, 2013
Assets:
Oil and natural gas derivatives			$37,597	$96,455
Liabilities:
Oil and natural gas derivatives			$32,117	$36,180
Restricted stock units	$7,054	$7,642
Time-based performance units	1,913	3,059
Total liabilities	$8,967	$10,701	$32,117	$36,180

The following table describes the changes to our Level 3 financial instruments (in thousands):

	Six Months Ended December 31
	2013	2012
Liabilities:
Performance-based performance units
Balance at beginning of period	$6,778	$22,855
Vested	(7,188)	(23,161)
Grants charged to general and administrative expense	10,487	10,795
Balance at end of period	$10,077	$10,489

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18 — Prepayments and Accrued Liabilities

Prepayments and accrued liabilities consist of the following (in thousands):

	December 31, 2013	June 30, 2013
Prepaid expenses and other current assets
Advances to joint interest partners	$18,562	$13,936
Insurance	15,314	31,258
Inventory	4,077	4,094
Royalty deposit	2,333	1,210
Stock held for future issuance to employees	23	23
Other	5,294	217
Total prepaid expenses and other current assets	$45,603	$50,738
Accrued liabilities
Advances from joint interest partners	$374	$1,348
Employee benefits and payroll	30,365	30,730
Interest payable	8,574	5,733
Accrued hedge payable	2,196	2,214
Undistributed oil and gas proceeds	31,469	47,766
Repurchase of company common stock	—	13,997
Other	4,433	3,404
Total accrued liabilities	$77,411	$105,192

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

Although we currently expect to fund our capital program from existing cash flow from operations, these cash flows are dependent upon future production volumes and commodity prices. Maintaining adequate liquidity may involve the issuance of additional debt and equity at less attractive terms, could involve the sale of assets and could require reductions in our capital spending. In the near-term we will focus on maximizing returns on existing assets by deploying capital to improve existing production, pursuing our ultra-deep trend exploration program and our Apache and ExxonMobil joint venture program. Total capital expenditures for fiscal 2014, excluding any potential acquisition and abandonment costs, are now estimated at $705 million. Approximately 44 percent will be focused on development of our core properties, 22 percent on exploration and 13 percent on facilities.

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

Operational Highlights

Ultra-Deep Trend Exploration and Development Activity

We participate with Freeport McMoRan and Chevron U.S.A. Inc. in several prospects in the ultra-deep shelf and onshore area (“ultra-deep trend”) in the Gulf of Mexico. Data received to date from ultra-deep trend drilling with respect to the Davy Jones and Blackbeard West discovery wells in the Gulf of Mexico confirm geologic modeling that correlates objective sections on the shelf below the salt weld in the Miocene and older age sections to those productive sections seen in deep water discoveries by other industry participants. In addition to Davy Jones and Blackbeard West, the Freeport McMoRan operated group has also identified approximately 20 ultra-deep prospects near existing infrastructure. Since 2008, the Ultra-Deep drilling program has included Blackbeard East, Lafitte, Blackbeard West, Lomond North, Blackbeard West No. 2 and Lineham Creek exploratory wells and delineation drilling at Davy Jones. We expect to have more than sufficient liquidity to fund our current commitments related to our ultra-deep trend exploration and development activity.

Davy Jones.  As previously reported, our operating partner, Freeport McMoRan, has drilled two wells in the Davy Jones field. The Davy Jones No. 1 well is located on South Marsh Island Block 230 in 19 feet of water and work is ongoing to establish commercial production from the well. The operator currently is developing a fit for purpose fracture stimulation process. The Davy Jones No.2 offset appraisal well, located two and a half miles southwest of Davy Jones No. 1, confirmed 120 net feet of potential pay in multiple Wilcox sands, indicating continuity across the major structural features of the Davy Jones prospect, and also encountered 192 net feet of potential hydrocarbons in the Tuscaloosa and Lower Cretaceous carbonate sections. Operations to commence completion of the Davy Jones No. 2 well are expected during calendar year 2014. As of December 31, 2013, our investment in both wells in the Davy Jones field, including production facilities, totaled approximately $167 million.

Blackbeard West.  We have elected to not participate in the proposed completion of Blackbeard West No. 2. The company is encouraged by the results of the ultra-deep drilling program, particularly recent onshore activity, and remains committed to participating in future activities with the partnership.

Blackbeard East.  The Blackbeard East ultra-deep exploration by-pass well, located in 80 feet of water on South Timbalier Block 144, was drilled to a true vertical depth of 33,318 feet in January 2012 by the operator, Freeport McMoRan. Exploration results from the well indicated the presence of hydrocarbons below the salt weld in geological formations including the Upper/Middle Miocene, Frio, Vicksburg and Sparta carbonate. Pressure and temperature data below the salt weld between 19,500 feet and 24,600 feet at Blackbeard East indicate that a completion at these depths could utilize conventional equipment and technologies. The operator plans to test and complete the upper Miocene sands during 2014 using 20,000 psi equipment and conventional technologies. Additional plans for further development of the deeper zones continue to be evaluated. Plans are to begin development of the shallow zones in late calendar year 2014. As December 31, 2013, our investment in the well totaled approximately $50 million.

Lineham Creek.  The Lineham Creek ultra deep exploration well, operated by Chevron USA, Inc., which is located onshore in Cameron Parish, Louisiana commenced drilling on March 31, 2011. The well encountered positive results in the Yegua sands section in November 2012. The well was successfully sidetracked and drilled to a depth of 24,600 feet. Chevron USA, Inc. is currently evaluating completion options. As of December 31, 2013, our investment in the Lineham Creek well totaled approximately $21 million.

Lomond North.  The Lomond North exploration prospect, operated by Freeport McMoRan, is located onshore in St. Martin Parish, Louisiana. Drilling commenced on September 19, 2012 in the Highlander area where multiple high potential prospects on an 80,000 acre position have been identified. The well which is targeting Eocene, Creataceous and Paleocene objectives below the salt weld, is currently drilling below 29,000 feet towards a proposed total depth of 30,000 feet. As of December 31, 2013, our investment in the Lomond North well totaled approximately $31 million. Completion design and planning is underway for long lead time items.

Known Trends and Uncertainties

Oil Spill Response Plan.  We maintain a Regional Oil Spill Response Plan (the “Plan”) that defines our response requirements, procedures and remediation plans in the event we have an oil spill. Oil Spill Response Plans are generally approved by the Bureau of Safety and Environmental Enforcement (“BSEE”) bi-annually, except when changes are required, in which case revised plans are required to be submitted for approval at the time changes are made. We believe the Plan specifications are consistent with the requirements set forth by the BSEE. Additionally, these plans are tested and drills are conducted periodically at all levels of the Company.

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

Exploring New Salt Plays.  Using a portion of our exploration budget, we explore for reserves in emerging plays beneath salt and in the shadow of salt, where seismic imaging can be difficult, but large structures with world-class resource potential exist. We participate in exploration activities with other producers, which includes (i) our partnership with Freeport McMoRan Oil and Gas, LLC (formerly McMoRan Exploration Company and now acquired by Freeport McMoRan Copper and Gold, Inc.) (“Freeport McMoRan”) to explore the ultra-deep trend since 2008, (ii) a joint venture with Apache Corporation (“Apache JV”) in the Main Pass Area and (iii) a joint venture with ExxonMobil (Vermillion 164 and 179) to explore for oil and gas on nine contiguous blocks adjacent to VR 164 in shallow waters on the GOM shelf. With respect to our partnership with Freeport McMoRan, including the Davy Jones discovery well and Blackbeard West discovery well, the Freeport McMoRan operated group (in which we have various interests) has identified approximately 20 ultra-deep prospects near existing infrastructure. We have participated in eight wells to date with our participations ranging from approximately 9% to 20%. In the Apache JV, we are employing WAZ seismic technology, one of the first ever on the Gulf of Mexico Shelf, to better image prospects. The first well in the program, Heron (25% WI/17.8% NRI), located on Main Pass Block 295 and operated by Fieldwood Energy, LLC, reached a total depth of 19,555 feet MD/19,510 feet TVD in October 2013. In addition to the previously announced 76 feet of net oil pay encountered in two shallow sands, the well subsequently found oil pay across multiple sands between 11,400 feet and 16,700 feet MD, bringing the total to 100 feet of net oil pay. The well is being evaluated to determine a delineation and development program for the discovery, with follow-up drilling expected to begin early in 2014. Additional prospects in our Apache JV are expected to be drilled once we have analyzed the WAZ data and the Heron results. In the ExxonMobil JV, the original Pendragon well encountered mechanical issues and was plugged and abandoned. The objective targets were never reached. The Merlin well (50% WI/41% NRI), located on Vermilion Block 179, was drilled to the proposed depth of 19,915 feet MD/15,700 feet TVD. Merlin did not encounter commercial hydrocarbons and was plugged and abandoned. We are currently analyzing the well data to determine future drilling activities at Vermilion Block.

Operational Information (In thousands except for unit amounts)

	Quarter Ended
Operating Highlights	Dec. 31, 2013	Sep. 30, 2013	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012
	(In Thousands, Except per Unit Amounts)
Operating revenues
Crude oil sales	$263,626	$290,965	$270,623	$273,280	$280,953
Natural gas sales	31,138	32,584	38,630	27,070	29,657
Hedge gain	2,052	1,043	5,072	3,424	9,909
Total revenues	296,816	324,592	314,325	303,774	320,519
Percent of operating revenues from crude oil
Prior to hedge gain	89%	90%	88%	91%	90%
Including hedge gain	88%	89%	87%	90%	89%
Operating expenses
Lease operating expense
Insurance expense	7,920	8,496	7,462	7,473	8,810
Workover and maintenance	19,690	14,586	15,622	19,166	20,217
Direct lease operating expense	66,179	62,681	59,371	59,666	56,895
Total lease operating expense	93,789	85,763	82,455	86,305	85,922
Production taxes	1,189	1,398	1,481	1,352	1,166
Gathering and transportation	5,978	5,345	5,668	4,411	6,098
DD&A	103,513	100,216	96,846	88,727	105,856
General and administrative	17,698	23,672	12,299	16,092	19,319
Other – net	13,147	8,767	3,829	7,017	8,621
Total operating expenses	235,314	225,161	202,578	203,904	226,982
Operating income	$61,502	$99,431	$111,747	$99,870	$93,537
Sales volumes per day
Natural gas (MMcf)	89.3	100.8	107.4	89.4	90.9
Crude oil (MBbls)	30.2	29.7	28.9	28.6	29.4
Total (MBOE)	45.1	46.6	46.8	43.5	44.6
Percent of sales volumes from crude oil	67%	64%	62%	66%	66%
Average sales price
Natural gas per Mcf	$3.79	$3.51	$3.95	$3.37	$3.55
Hedge gain per Mcf	0.42	0.30	0.23	0.29	0.60
Total natural gas per Mcf	$4.21	$3.81	$4.18	$3.66	$4.15
Crude oil per Bbl	$94.85	$106.31	$102.82	$106.11	$103.79
Hedge gain (loss) per Bbl	(0.50)	(0.63)	1.08	0.42	1.80
Total crude oil per Bbl	$94.35	$105.68	$103.90	$106.53	$105.59
Total hedge gain per BOE	$0.49	$0.24	$1.19	$0.87	$2.42
Operating revenues per BOE	$71.54	$75.78	$73.78	$77.58	$78.15
Operating expenses per BOE
Lease operating expense
Insurance expense	1.91	1.98	1.75	1.91	2.15
Workover and maintenance	4.75	3.41	3.67	4.89	4.93
Direct lease operating expense	15.95	14.63	13.94	15.24	13.87
Total lease operating expense per BOE	22.61	20.02	19.36	22.04	20.95
Production taxes	0.29	0.33	0.35	0.35	0.28
Gathering and transportation	1.44	1.25	1.33	1.13	1.49
DD&A	24.95	23.40	22.73	22.66	25.81
General and administrative	4.27	5.53	2.89	4.11	4.71
Other – net	3.17	2.05	0.90	1.79	2.10
Total operating expenses per BOE	56.73	52.58	47.56	52.08	55.34
Operating income per BOE	$14.81	$23.20	$26.22	$25.50	$22.81

Results of Operations

Three Months Ended December 31, 2013 Compared With the Three Months Ended December 31, 2012.

Our consolidated net income available for common stockholders for the three months ended December 31, 2013 was $7.6 million or $0.10 diluted net income per common share (“per share”) as compared to $38.5 million or $0.47 per share for the three months ended December 31, 2012. This decrease was primarily due to lower crude oil sales prices, higher lease operating expense, higher loss on derivative financial instruments, higher interest expense and a higher effective income tax rate.

Price and Volume Variances

	Three Months Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)	Revenue Increase (Decrease)
	2013	2012
					(In thousands)
Price Variance(1)
Crude oil sales prices (per Bbl)	$94.35	$105.59	$(11.24)	(11)%	$(31,196)
Natural gas sales prices (per Mcf)	4.21	4.15	0.06	1%	493
Total price variance					(30,703)
Volume Variance
Crude oil sales volumes (MBbls)	2,779	2,707	72	3%	7,602
Natural gas sales volumes (MMcf)	8,218	8,366	(148)	(2)%	(602)
BOE sales volumes (MBOE)	4,149	4,101	48	1%
Percent of BOE from crude oil	67%	66%
Total volume variance					7,000
Total price and volume variance					$(23,703)

(1)	Commodity prices include the impact of hedging activities.

Revenue Variances

	Three Months Ended December 31,			Percent (Decrease)
	2013	2012	(Decrease)
	(In Thousands)
Crude oil	$262,230	$285,824	$(23,594)	(8)%
Natural gas	34,586	34,695	(109)
Total revenues	$296,816	$320,519	$(23,703)	(7)%

Revenues

Our consolidated revenues decreased $23.7 million in the second quarter of fiscal 2014 as compared to the same period in the prior fiscal year. Lower revenues were primarily due to lower crude oil sales prices partially offset by slightly higher crude oil sales volumes. Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow. Lower overall commodity prices decreased revenues by $30.7 million in the second quarter of fiscal 2014. Average crude oil prices, including a $0.50 realized loss per barrel related to hedging activities, decreased $11.24 per barrel in the first quarter of fiscal 2014, resulting in lower revenues of $31.2 million. Average natural gas prices, including a $0.42 realized gain per Mcf related to hedging activities, increased $0.06 per Mcf during the second quarter of fiscal 2014, resulting in higher revenues of $0.5 million. Commodity prices are affected by many factors that are outside of our control. Therefore, commodity prices we received during the second quarter of fiscal 2014 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time could result in reduced cash from operating activities, potentially causing us to expend less on our capital program. Lower spending on our capital program could result in a reduction of production volumes. We cannot accurately predict future commodity prices, and cannot be certain whether these events will occur.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow. Crude oil sales volumes increased 0.8 MBbls per day in the second quarter of fiscal 2014, resulting in higher revenues of $7.6 million. Natural gas sales volumes decreased 1.6 MMcf per day in the second quarter of fiscal 2014, resulting in lower revenues of $0.6 million.

Below is a discussion of Costs and Expenses and Other (Income) Expense.

Costs and Expenses and Other (Income) Expense

	Three Months Ended December 31,				Increase (Decrease) Amount
	2013		2012
	Amount	Per BOE	Amount	Per BOE
	(In Thousands, except per unit amounts)
Costs and expenses
Lease operating expense
Insurance expense	$7,920	$1.91	$8,810	$2.15	$(890)
Workover and maintenance	19,690	4.75	20,217	4.93	(527)
Direct lease operating expense	66,179	15.95	56,895	13.87	9,284
Total lease operating expense	93,789	22.61	85,922	20.95	7,867
Production taxes	1,189	0.29	1,166	0.28	23
Gathering and transportation	5,978	1.44	6,098	1.49	(120)
DD&A	103,513	24.95	105,856	25.81	(2,343)
Accretion of asset retirement obligations	7,425	1.79	7,756	1.89	(331)
General and administrative expense	17,698	4.27	19,319	4.71	(1,621)
Loss on derivative financial instruments	5,722	1.38	865	0.21	4,857
Total costs and expenses	$235,314	$56.73	$226,982	$55.34	$8,332
Other (income) expense
Loss from equity method investees	$2,621	$0.63	$616	$0.15	$2,005
Other income-net	(913)	(0.22)	(543)	(0.13)	(370)
Interest expense	38,641	9.31	27,112	6.61	11,529
Total other (income) expense	$40,349	$9.72	$27,185	$6.63	$13,164

Costs and expenses increased $8.3 million in the second quarter of fiscal 2014. This increase in costs and expenses was principally due to higher lease operating expense and a higher loss on derivative financial instruments in the current year quarter partially offset by lower DD&A expense and lower general and administrative expense.

Lease operating expense increased $7.9 million in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. This increase was primarily due to higher direct lease operating expense as a result of an increase in the number of properties. DD&A expense decreased $2.3 million in the second quarter of fiscal 2014 when comparing to the second quarter of fiscal 2013. DD&A expense decreased $3.5 million as a result of a decrease in the DD&A rate of $0.86 per BOE. The decrease in the DD&A rate in the second quarter of fiscal 2014 was due to the increase in proved reserves at June 30, 2013. DD&A expense increased $1.2 million as a result of higher net production.

Interest expense increased $11.5 million which was principally due to an increase in debt. On a per unit of production basis, interest expense increased 41%, from $6.61/BOE to $9.31/BOE.

Income Tax Expense

Income tax expense decreased $14.4 million in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. The effective income tax rate for the second quarter of fiscal 2014 was 50.4% as compared to 37.7% for the second quarter of fiscal 2013. The increase in the tax rate is primarily due to the decrease in pre-tax book income and non-US activity in our Bermuda parent that is ineligible for U.S. tax benefit. See Note 10 — Income Taxes of Notes to Consolidated Financial Statements in this Quarterly Report.

Six Months Ended December 31, 2013 Compared With the Six Months Ended December 31, 2012.

Our consolidated net income available for common stockholders for the six months ended December 31, 2013 was $47.9 million or $0.64 per diluted share as compared to consolidated income available to common stockholders of $53.8 million or $0.68 per diluted share for the six months ended December 31, 2012. This decrease was primarily due to lower crude oil sales prices, higher lease operating expense, higher DD&A expense, higher interest expense and a higher effective income tax rate partially offset by improved crude oil and natural gas production volumes.

Price and Volume Variances

	Six Months Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)	Revenue Increase (Decrease)
	2013	2012
					(In thousands)
Price Variance(1)
Crude oil sales prices (per Bbl)	$99.96	$104.33	$(4.37)	(4)%	$(24,104)
Natural gas sales prices (per Mcf)	4.00	3.96	0.04	1%	700
Total price variance					(23,404)
Volume Variance
Crude oil sales volumes (MBbls)	5,516	5,110	406	8%	42,409
Natural gas sales volumes (MMcf)	17,495	14,541	2,954	20%	11,657
BOE sales volumes (MBOE)	8,432	7,534	898	12%
Percent of BOE from crude oil	65%	68%
Total volume variance					54,066
Total price and volume variance					$30,662

(1)	Commodity prices include the impact of hedging activities.

Revenue Variances

	Six Months Ended December 31,			Percent Increase
	2013	2012	Increase
	(In Thousands)
Crude oil	$551,459	$533,154	$18,305	3%
Natural gas	69,949	57,592	12,357	21%
Total revenues	$621,408	$590,746	$30,662	5%

Revenues

Our consolidated revenues increased $30.7 million in the first six months of fiscal 2014 as compared to the same period in the prior fiscal year. Higher revenues were primarily due to higher crude oil and natural gas sales volumes partially offset by lower crude oil sales prices. Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow. Lower overall commodity prices decreased revenues by $23.4 million in the first six months of fiscal 2014. Average natural gas prices, including a $0.36 realized gain per Mcf related to hedging activities, increased $0.04 per Mcf during the first six months of fiscal 2014, resulting in higher revenues of $0.7 million. Average crude oil prices, including a $0.57 realized loss per barrel related to hedging activities, decreased $4.37 per barrel, resulting in lower revenues of $24.1 million. Commodity prices are affected by many factors that are outside of our control. Therefore, commodity prices we received during the first six months of fiscal 2014 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time could result in reduced cash from operating activities, potentially causing us to expend less on our capital program. Lower spending on our capital program could result in a reduction of the amount of production volumes we are able to produce. We cannot accurately predict future commodity prices, and cannot be certain whether these events will occur.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow. Higher total sales volumes in the first six months of fiscal 2014 resulted in higher revenues of $54.1 million. Crude oil sales volumes increased 2.2 MBbls per day in the first six months of fiscal 2014, resulting in higher revenues of $42.4 million. Natural gas sales volumes increased 16.1 MMcf per day in the first six months of fiscal 2014, resulting in increased revenues of $11.7 million.

As mentioned above, depressed commodity prices over an extended period of time or other unforeseen events could occur that would result in our being unable to sustain a capital program that allows us to meet our production growth goals. However, we cannot predict whether such events will occur.

Below is a discussion of Costs and Expenses and Other (Income) Expense.

Costs and Expenses and Other (Income) Expense

	Six Months Ended December 31,				Increase (Decrease) Amount
	2013		2012
	Amount	Per BOE	Amount	Per BOE
	(In Thousands, except per unit amounts)
Costs and expenses
Lease operating expense
Insurance expense	$16,416	$1.95	$17,802	$2.36	$(1,386)
Workover and maintenance	34,276	4.06	30,330	4.03	3,946
Direct lease operating expense	128,860	15.28	120,271	15.96	8,589
Total lease operating expense	179,552	21.29	168,403	22.35	11,149
Production taxes	2,587	0.31	2,413	0.32	174
Gathering and transportation	11,323	1.34	14,089	1.87	(2,766)
DD&A	203,729	24.16	190,651	25.31	13,078
Accretion of asset retirement obligations	14,751	1.75	15,408	2.05	(657)
General and administrative expense	41,370	4.91	43,207	5.74	(1,837)
Loss on derivative financial instruments	7,163	0.85	6,387	0.85	776
Total costs and expenses	$460,475	$54.61	$440,558	$58.49	$19,917
Other (income) expense
Loss from equity method investees	$4,414	$0.52	$2,111	$0.28	$2,303
Other income	(1,435)	(0.17)	(902)	(0.12)	(533)
Interest expense	68,326	8.10	53,657	7.12	14,669
Total other (income) expense	$71,305	$8.45	$54,866	$7.28	$16,439

Costs and expenses increased $19.9 million in the first six months of fiscal 2014. This increase in costs and expenses was due in part to higher DD&A expense and higher production related expenses.

DD&A expense increased by $13.1 million in comparing the first six months of fiscal 2014 to the first six months of fiscal 2013. DD&A expense increased $22.7 million as a result of higher production. This increase was partially offset by a decrease in the DD&A rate of $1.15 per BOE which reduced DD&A expense by $9.6 million. The decrease in the DD&A rate in the first six months of fiscal 2014 was due to the increase in proved reserves at June 30, 2013. Lease operating expense increased $11.1 million in the first six months of fiscal 2014 compared to the first six months of fiscal 2013. This increase was primarily due to higher workover and maintenance and higher direct lease operating expense as a result of an increase in the number of properties.

Interest expense increased $14.7 million principally due to the increase in debt. partially offset by the decrease in the overall interest rate. On a per unit of production basis, interest expense increased 14%, from $7.12/BOE to $8.10/BOE.

Income Tax Expense

Income tax expense increased $0.3 million in the first six months of fiscal 2014 compared to the first six months of fiscal 2013. The effective income tax rate for the first six months of fiscal 2014 increased from the first six months of fiscal 2013 from 37.5% to 40.2%. The increase in the tax rate is primarily due to the decrease in pre-tax book income and non-US activity in our Bermuda parent that is ineligible for U.S. tax benefit. See Note 10 of Notes to Consolidated Financial Statements in this Quarterly Report.

Liquidity and Capital Resources

Overview

In September 2013, Energy XXI Gulf Coast, Inc. (“EGC”) issued $500 million face value of 7.50% unsecured senior notes due December 2021 and used the net proceeds from the offering to repay indebtedness outstanding under its revolving credit facility. EGC also entered into the Sixth Amendment (the “Sixth Amendment”) to the Second Amended and Restated First Lien Credit Agreement, under which the borrowing base was increased to $1,087.5 million from $850 million. In November 2013, the Company sold $400 million of 3.0% Senior Convertible Notes and intends to apply the net proceeds from the sale for general corporate purposes, which may include working capital, capital expenditures or acquisitions. Concurrently with the offering of the 3% Senior Convertible Notes, one of the Company’s wholly owned subsidiaries repurchased 2,776,200 shares of the Company’s common stock for approximately $76 million at a weighted average price per share of $27.39, excluding fees, funded with borrowings under the revolving credit facility of EGC. As of December 31, 2013, we had $1,999 million in outstanding long-term debt obligations and approximately $710 million of available borrowing capacity under our revolving credit facility.

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

At December 31, 2013, we had $152.3 million in borrowings and $225.3 million in letters of credit issued under our First Lien Credit Agreement which had a borrowing base of $1,087.5 million. The December 31, 2013 principal balance of our long-term debt and related maturity dates were as follows:

•	9.25% Senior Notes — $750 million — Due December 2017;
•	7.75% Senior Notes — $250 million — Due June 2019;
•	7.50% Senior Notes — $500 million — Due June 2021; and
•	3.0% Senior Convertible Notes — $400 million — Due December 2018.

We maintain approximately $3.9 million and $40.6 million in bonds issued to BOEM and third parties, respectively, to secure the plugging and abandonment of wells on the OCS of the Gulf of Mexico as well as the removal of platforms and related facilities, right of way, operator bond and for overweight permit.

Total capital expenditures for fiscal 2014, excluding any potential acquisition and abandonment costs, are now estimated at $705 million. Approximately 44 percent will be focused on development of our core properties, 22 percent on exploration and 13 percent on facilities. We intend to fund our capital expenditure program, contractual commitments, including settlement of derivative contracts, from cash on hand, cash flows from operations and borrowings under our credit facility. For the six months ended December 31, 2013, we have made approximately $388.2 million in capital expenditures. We believe our available liquidity will be sufficient to meet our funding requirements through December 31, 2014. However, future cash flows are subject to a number of variables, including the level of crude oil and natural gas production and prices. There can be no assurance that cash flow from operations or other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures. Our capital expenditures and the scope of our drilling activities for fiscal year 2014 and beyond may change as a result of several factors, including, but not limited to, changes in natural gas and oil, costs of drilling and completion, drilling results and changes in the borrowing base under the First Lien Credit Agreement. If an acquisition opportunity arises, we may also seek to access public markets to issue additional debt and/or equity securities. Cash flows from operations and borrowings under our credit facility were used primarily to fund exploration and development expenditures during the first half fiscal 2014.

Cash Flows

The following table sets forth selected historical information from our statements of cash flows:

	Six Months Ended December 31,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$261,700	$241,636
Net cash used in investing activities	(411,555)	(435,375)
Net cash provided by financing activities	507,683	117,547
Net increase (decrease) in cash and cash equivalents	$357,828	$(76,192)

Operating Activities

Net cash provided by operating activities for the first six months of fiscal 2014 was $261.7 million as compared to $241.6 million provided by operating activities for the first six months of fiscal 2013. The increase is due in part to higher production volumes partially offset by lower crude oil sales prices and higher production costs.

Investing Activities

Our investments in properties were $411.6 million and $435.4 million for the six months ended December 31, 2013 and 2012, respectively. The decrease in cash used in investing activities in comparing the first six months of fiscal 2014 to the first six months of fiscal 2013 was primarily due to lower investments in properties.

Financing Activities

Cash provided by financing activities was $507.7 million for the six months ended December 31, 2013 as compared to cash provided by financing activities of $117.5 million for the six months ended December 31, 2012. The increase of $390.1 million was primarily as a result of the $500 million 7.5% Senior Notes offering in September 2013 and the $400 million 3% Senior Convertible Notes offering in November 2013. The net proceeds from these offerings were approximately $491.5 million and $390.8 million, respectively, after deducting fees and expenses. During the six months ended December 31, 2013, purchases of our common shares were $153.5 million under our share repurchase program and net proceeds from our borrowings were $636.8 million. During the six months ended December 31, 2012, net proceeds from our borrowings were $128.2 million.

Available Credit

Constraints in the credit markets may increase the rates we are charged for utilizing these markets. Notwithstanding periodic weakness in the U.S. credit markets, we expect that our available liquidity is sufficient to meet our operating and capital requirements through December 31, 2014. Additionally, our credit facility is comprised of a syndicate of large domestic and international banks, with no single lender providing more than 10% of the overall commitment amount.

Contractual Obligations

Information about contractual obligations at December 31, 2013 did not change materially, other than as disclosed in Note 6 — Long-Term Debt and Note 16 — Commitments and Contingencies of Notes to Consolidated Financial Statements in this Quarterly Report and from the disclosures in Item 7 of our 2013 Annual Report.

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

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at December 31, 2013 and from which we may incur future gains or losses from changes in market interest rates or commodity prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

At December 31, 2013, our natural gas contracts outstanding had an asset position of $0.2 million. A 10% increase in natural gas prices would reduce the fair value by approximately $4.2 million, while a 10% decrease in natural gas prices would increase the fair value by approximately $4.0 million. Also, at December 31, 2013, our crude oil contracts outstanding had an asset position of $5.3 million. A 10% increase in crude oil prices would reduce the fair value by approximately $38.9 million, while a 10% decrease in crude oil prices would increase the fair value by approximately $34.1 million. These fair value changes assume volatility based on prevailing market parameters at December 31, 2013. See Note 9 — Derivative Financial Instruments of Notes to Consolidated Financial Statements in this Quarterly Report.

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

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our variable rate debt obligations. Specifically, we are exposed to changes in interest rates as a result of borrowings under our credit facility, and the terms of our credit facility require us to pay higher interest rate margins as we utilize a larger percentage of our available borrowing base. We manage our interest rate exposure by limiting our variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 93 percent of our debt. As of December 31, 2013, total debt included $152.3 million of floating-rate debt. As a result, our period-end interest costs will fluctuate based on short-term interest rates on approximately 7 percent of our total debt outstanding as of December 31, 2013. A 10 percent change in floating interest rates on period-end floating debt balances would change quarterly interest expense by approximately $7,000. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates. However, to reduce our future exposure to changes in interest rates, we may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarterly period ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ENERGY XXI (BERMUDA) LIMITED

By:	/S/ DAVID WEST GRIFFIN David West Griffin Duly Authorized Officer and Chief Financial Officer
By:	/S/ HUGH A. MENOWN Hugh A. Menown Duly Authorized Officer and Senior Vice President, Chief Accounting Officer and Chief Information Officer

Date: February 7, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following
3.1	Altered Memorandum of Association of Energy XXI (Bermuda) Limited	3.1 to the Company’s Form 8-K filed on November 9, 2011
3.2	Bye-Laws of Energy XXI (Bermuda) Limited	3.2 to the Company’s Form 8-K filed on November 9, 2011
4.1	Indenture related to the 3.0% Senior Convertible Notes due 2018, dated November 22, 2013, by and between Energy XXI (Bermuda) Limited and Wells Fargo Bank, National Association, as trustee (including the form of 3.0% Senior Convertible Note due 2018).	4.1 to the Company’s Form 8-K filed on November 22, 2013
10.1	Purchase Agreement, dated as of November 18, 2013, among Energy XXI (Bermuda) Limited, Barclays Capital Inc., Citigroup Global Markets Inc., Wells Fargo Securities, LLC and the other initial purchasers named therein.	10.1 to the Company’s Form 8-K filed on November 22, 2013
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Schema Document	Furnished herewith
101.CAL	XBRL Calculation Linkbase Document	Furnished herewith
101.DEF	XBRL Definition Linkbase Document	Furnished herewith
101.LAB	XBRL Label Linkbase Document	Furnished herewith
101.PRE	XBRL Presentation Linkbase Document	Furnished herewith