Form 10-Q
period 2014-03-31
ENERGY XXI (BERMUDA) LTD
filed 2014-05-01
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 24, 2014, there were 70,343,697 shares outstanding of the registrant’s common stock, par value $0.005 per share.

ENERGY XXI (BERMUDA) LIMITED

i

GLOSSARY OF TERMS

Below is a list of terms that are common to our industry and used throughout this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (“Quarterly Report”):

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to those summarized below:

•	our business strategy;
•	our financial position;
•	the extent to which we are leveraged;
•	our cash flow and liquidity;
•	our ability to successfully integrate the pending acquisition with our operations;
•	declines in the prices we receive for our oil and gas affecting our operating results and cash flows;
•	economic slowdowns that can adversely affect consumption of oil and gas by businesses and consumers;
•	uncertainties in estimating our oil and gas reserves;
•	our ability to replace our oil and gas reserves;
•	uncertainties in exploring for and producing oil and gas;
•	our inability to obtain additional financing necessary to fund our operations, capital expenditures, and to meet our other obligations;
•	availability of drilling and production equipment and field service providers;
•	disruption of operations and damages due to hurricanes or tropical storms;
•	availability, cost and adequacy of insurance coverage;
•	competition in the oil and gas industry;
•	our inability to retain and attract key personnel;
•	the effects of government regulation and permitting and other legal requirements; and
•	costs associated with perfecting title for mineral rights in some of our properties.

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

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements

ENERGY XXI (BERMUDA) LIMITED
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)

	March 31, 2014	June 30, 2013
	(Unaudited)
Current Assets
Cash and cash equivalents	$303,702	$—
Restricted cash	325	—
Accounts receivable
Oil and natural gas sales	129,604	132,521
Joint interest billings	5,210	9,505
Insurance and other	8,494	6,745
Prepaid expenses and other current assets	24,204	50,738
Derivative financial instruments	3,393	38,389
Total Current Assets	474,932	237,898
Property and Equipment
Oil and natural gas properties – full cost method of accounting, including $263.2 million and $422.6 million of unevaluated properties not being amortized at March 31, 2014 and June 30, 2013, respectively	3,625,788	3,289,505
Other property and equipment	16,888	17,003
Total Property and Equipment, net of accumulated depreciation, depletion, amortization and impairment	3,642,676	3,306,508
Other Assets
Derivative financial instruments	966	21,926
Equity investments	17,344	12,799
Debt issuance costs, net of accumulated amortization and other assets	45,198	32,580
Total Other Assets	63,508	67,305
Total Assets	$4,181,116	$3,611,711
LIABILITIES
Current Liabilities
Accounts payable	$207,111	$219,610
Accrued liabilities	112,169	105,192
Notes payable	3,037	22,524
Deferred income taxes	—	20,517
Asset retirement obligations	30,457	29,500
Derivative financial instruments	2,593	40
Current maturities of long-term debt	10,896	19,554
Total Current Liabilities	366,263	416,937
Long-term debt, less current maturities	2,015,956	1,350,491
Deferred income taxes	191,640	140,804
Asset retirement obligations	264,029	258,318
Derivative financial instruments	2	—
Other liabilities	10,461	7,915
Total Liabilities	2,848,351	2,174,465
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Preferred stock, $0.001 par value, 7,500,000 shares authorized at March 31, 2014 and June 30, 2013, respectively
7.25% Convertible perpetual preferred stock, 8,000 shares issued and outstanding at March 31, 2014 and June 30, 2013, respectively	—	—
5.625% Convertible perpetual preferred stock, 812,760 and 813,188 shares issued and outstanding at March 31, 2014 and June 30, 2013, respectively	1	1
Common stock, $0.005 par value, 200,000,000 shares authorized and 77,670,043 and 79,425,473 shares issued and 70,340,943 and 76,485,910 shares outstanding at March 31, 2014 and June 30, 2013, respectively	388	397
Additional paid-in capital	1,530,414	1,512,311
Accumulated deficit	(3,281)	(29,352)
Accumulated other comprehensive income (loss), net of income taxes	(4,794)	26,552
Treasury stock, at cost, 7,329,100 and 2,938,900 shares at March 31, 2014 and June 30, 2013, respectively	(189,963)	(72,663)
Total Stockholders’ Equity	1,332,765	1,437,246
Total Liabilities and Stockholders’ Equity	$4,181,116	$3,611,711

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Revenues
Crude oil sales	$249,955	$274,364	$801,414	$807,518
Natural gas sales	35,228	29,410	105,177	87,002
Total Revenues	285,183	303,774	906,591	894,520
Costs and Expenses
Lease operating	83,624	86,305	263,176	254,708
Production taxes	1,090	1,352	3,677	3,765
Gathering and transportation	5,700	4,411	17,023	18,500
Depreciation, depletion and amortization	99,899	88,727	303,628	279,378
Accretion of asset retirement obligations	6,066	7,649	20,817	23,057
General and administrative expense	24,208	16,092	65,578	59,299
Loss (gain) on derivative financial instruments	(205)	(632)	6,958	5,755
Total Costs and Expenses	220,382	203,904	680,857	644,462
Operating Income	64,801	99,870	225,734	250,058
Other Income (Expense)
Loss from equity method investees	(1,111)	(2,587)	(5,525)	(4,698)
Other income – net	867	523	2,302	1,425
Interest expense	(42,700)	(27,682)	(111,026)	(81,339)
Total Other Expense	(42,944)	(29,746)	(114,249)	(84,612)
Income Before Income Taxes	21,857	70,124	111,485	165,446
Income Tax Expense	14,565	29,688	50,559	65,418
Net Income	7,292	40,436	60,926	100,028
Preferred Stock Dividends	2,872	2,873	8,617	8,623
Net Income Available for Common Stockholders	$4,420	$37,563	$52,309	$91,405
Earnings per Share
Basic	$0.06	$0.47	$0.71	$1.15
Diluted	$0.06	$0.46	$0.71	$1.14
Weighted Average Number of Common Shares Outstanding
Basic	70,437	79,365	73,415	79,280
Diluted	70,502	87,516	73,493	87,471

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net Income	$7,292	$40,436	$60,926	$100,028
Other Comprehensive Income (Loss)
Crude Oil and Natural Gas Cash Flow Hedges
Unrealized change in fair value net of ineffective portion	(4,142)	(2,010)	(36,141)	(38,393)
Effective portion reclassified to earnings during the period	3,622	(7,165)	(12,083)	(28,502)
Total Other Comprehensive Loss	(520)	(9,175)	(48,224)	(66,895)
Income Tax Benefit	182	3,211	16,878	23,413
Net Other Comprehensive Loss	(338)	(5,964)	(31,346)	(43,482)
Comprehensive Income	$6,954	$34,472	$29,580	$56,546

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI (BERMUDA) LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Cash Flows From Operating Activities
Net income	$7,292	$40,436	$60,926	$100,028
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	99,899	88,727	303,628	279,378
Deferred income tax expense	14,325	25,625	47,197	58,439
Change in derivative financial instruments
Proceeds from derivative instruments	—	574	—	735
Other – net	(185)	(5,318)	(549)	(19,336)
Accretion of asset retirement obligations	6,066	7,649	20,817	23,057
Loss from equity method investees	1,111	2,587	5,525	4,698
Amortization of debt discount and issuance costs	5,160	1,910	9,715	5,708
Stock-based compensation	1,321	483	5,292	2,139
Changes in operating assets and liabilities
Accounts receivable	3,552	(1,858)	20,551	(9,254)
Prepaid expenses and other current assets	21,911	19,541	28,130	40,263
Settlement of asset retirement obligations	(12,231)	(4,761)	(46,269)	(29,570)
Accounts payable and accrued liabilities	35,995	34,314	(9,047)	(4,740)
Net Cash Provided by Operating Activities	184,216	209,909	445,916	451,545
Cash Flows from Investing Activities
Acquisitions	(22,518)	(112,566)	(35,082)	(153,722)
Capital expenditures	(186,597)	(184,504)	(574,824)	(563,554)
Contributions to equity investees	—	(503)	(11,694)	(16,027)
Return of (transfer to) restricted cash	421	—	(325)	—
Proceeds from the sale of properties	—	—	1,748	—
Other	696	(409)	624	(54)
Net Cash Used in Investing Activities	(207,998)	(297,982)	(619,553)	(733,357)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	439	499	3,844	5,259
Discount on convertible debt allocated to additional paid-in capital	—	—	63,432	—
Repurchase of company common stock	(30,772)	—	(184,263)	—
Dividends to shareholders – common	(8,440)	(5,556)	(26,238)	(16,659)
Dividends to shareholders – preferred	(2,872)	(2,873)	(8,617)	(8,623)
Proceeds from long-term debt	275,074	532,990	2,039,759	1,142,439
Payments on long-term debt	(263,500)	(447,653)	(1,391,379)	(928,914)
Debt issuance costs	(276)	—	(19,199)	—
Other	3	—	—	1,452
Net Cash Provided by (Used in) Financing Activities	(30,344)	77,407	477,339	194,954
Net Increase (Decrease) in Cash and Cash Equivalents	(54,126)	(10,666)	303,702	(86,858)
Cash and Cash Equivalents, beginning of period	357,828	40,895	—	117,087
Cash and Cash Equivalents, end of period	$303,702	$30,229	$303,702	$30,229

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

Note 3 — Acquisitions and Dispositions

ExxonMobil oil and gas properties interests acquisition

On October 17, 2012, we closed on the acquisition of certain shallow-water Gulf of Mexico interests (“GOM Interests”) from Exxon Mobil Corporation (“Exxon”) for a total cash consideration of approximately $32.8 million. The GOM Interests cover 5,000 gross acres on Vermilion Block 164 (“VR 164”). We are the operator of these properties. In addition to acquiring the GOM Interests, we entered into a joint venture agreement with Exxon to explore for oil and gas on nine contiguous blocks adjacent to VR 164 in shallow waters on the GOM shelf. We operate the joint venture and commenced drilling on the initial prospect during the quarter ended December 31, 2012. The objective targets at Pendragon well, the initial prospect, were not reached as it encountered mechanical issues and was plugged and abandoned. Subsequently, we began drilling the Merlin well located at Vermilion Block 179; the Merlin well did not encounter any commercial hydrocarbons and was plugged and abandoned. We are currently analyzing the Pendragon and Merlin wells’ data along with reprocessing the 3D seismic information to determine the future drilling activities on the Vermilion Block.

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

Oil and natural gas properties – evaluated	$15,821
Oil and natural gas properties – unevaluated	6,586
Asset retirement obligations	(10,503)
Net working capital*	(1,500)
Cash paid	$10,404

*	Net working capital includes payables.

Walter Oil & Gas Corporation oil and gas properties interests Acquisition

On March 7, 2014, we closed on the acquisition of certain interests in the South Timbalier 54 Block (“South Timbalier 54 Interests”) from Walter Oil & Gas Corporation (“Walter”) for a total cash consideration of approximately $22.8 million. This acquisition is effective January 1, 2014 and we will be the operator of these properties.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Acquisitions and Dispositions  – (continued)

Revenues and expenses related to the South Timbalier 54 Interests will be included in our consolidated statements of income from March 7, 2014. The acquisition of South Timbalier 54 Interests was accounted for under purchase method of accounting. Transaction, transition and integration costs associated with this acquisition were expensed as incurred. The following table presents the preliminary purchase price allocation to the assets acquired and liabilities assumed, based on their fair values on March 7, 2014 (in thousands):

Oil and natural gas properties – evaluated	$23,497
Asset retirement obligations	(705)
Cash paid	$22,792

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

The area of mutual interest under this Exploration Agreement includes several salt domes within a 135 block area. Our share of cost to acquire seismic data over a two-year seismic shoot phase is currently estimated to be approximately $37.5 million of which approximately $33.7 million was incurred through March 31, 2014. We have presently consented to participate in drilling one well and have an option to participate in two other wells under the current drilling program. Drilling on the first well commenced in May 2013 on the southern flank of the salt dome, penetrating eight oil sands and one gas bearing sand. In February 2014 we commenced drilling an offset well which also encountered multiple hydrocarbon bearing sands. Presently both the wellbores have been suspended for future utility and we expect to complete 3D wide angle azimuth (“WAZ”) seismic data analysis in December 2014. As of March 31, 2014, our share of costs related to these wells was approximately $28.1 million.

Acquisition of EPL Oil & Gas, Inc. (“EPL”)

On March 12, 2014, we signed a definitive merger agreement with EPL, pursuant to which Energy XXI will acquire all of EPL’s outstanding shares for total considerations of $2,300 million, including the assumption of debt. The consideration to be received by EPL stockholders is valued at $39.00 per EPL share based on Energy XXI’s closing price of $23.37 per share as of March 11, 2014. The aggregate consideration to EPL shareholders will be paid 65% in cash and 35% in Energy XXI common shares and is expected to consist of approximately $1,000 million in cash and approximately 23.4 million common shares of Energy XXI. Upon closing, Energy XXI shareholders are expected to own approximately 75% of the combined company and EPL shareholders are expected to own the remaining 25%.

In addition to utilizing cash on hand to finance the pending acquisition, in conjunction with signing the definitive merger agreement with EPL, Energy XXI obtained commitments to increase its revolving credit facility from $1,087.5 million to $1,675 million as well as a $400 million unsecured bridge loan to augment our existing revolving credit facility if EPL’s 8.25% Senior Notes are repurchased following the put option exercised by EPL’s 8.25% Senior Note holders as a result of the change in control.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Acquisitions and Dispositions  – (continued)

On April 7, 2014, we received early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in connection with our pending acquisition of EPL. The early termination of the waiting period under the Hart-Scott-Rodino Act satisfies one of the conditions for consummation of the transaction. We also commenced consent solicitation with respect to proposed amendments to the indenture governing the 8.25% Senior Notes due 2018 of EPL upon the terms and subject to the conditions set forth in the Consent Solicitation Statement.

Since the pending acquisition is subject to approval by the shareholders of both Energy XXI and EPL as well as certain regulatory approvals, on April 14, 2014, we and EPL established a record date of April 21, 2014 and a meeting date of May 30, 2014 for the special meetings of both our shareholders to approve the merger and certain other items related to the merger.

On April 17, 2014, we received consents from a majority of EPL’s 8.25% Senior Note holders waiving their rights to exercise their put options over EPL’s 8.25% Senior Notes in return for a consent fee of $2.50 per $1,000 principal amount of 8.25% Senior Notes. The consent fee will be paid to consenting 8.25% Senior Note holders upon the closing of the EPL acquisition.

Sale of Oil and Gas properties interests

On April 1, 2014, we closed on the sale of our 100% interests in Eugene Island 330 and South Marsh Island 128 fields (“Sold Properties”) to M21K, LLC, which is a wholly owned subsidiary of our equity method investee, Energy XXI M21K, LLC, for cash consideration of approximately $122.9 million. Revenues and expenses related to the Sold Properties have been included in our results of operations through March 31, 2014. The proceeds will be recorded as a reduction to our oil and gas properties with no gain or loss being recognized. We are presently evaluating the net reduction to the full cost pool related to this sale, which is subject to customary closing adjustments.

Note 4 — Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31, 2014	June 30, 2013
Oil and gas properties
Proved properties	$6,132,328	$5,335,737
Less: accumulated depreciation, depletion, amortization and impairment	2,769,784	2,468,783
Proved properties	3,362,544	2,866,954
Unevaluated properties	263,244	422,551
Oil and gas properties	3,625,788	3,289,505
Other property and equipment	35,406	32,786
Less: accumulated depreciation	18,518	15,783
Other property and equipment	16,888	17,003
Total property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$3,642,676	$3,306,508

The Company’s investment in unevaluated properties primarily relates to the fair value of unproved oil and gas properties acquired in oil and gas property acquisitions, exploratory wells in progress, Bureau of Ocean Energy Management (“BOEM”) lease sales and costs to acquire seismic data. Costs associated with these unproved properties are transferred to evaluated properties upon the earlier of (i) when a determination is made whether there are any proved reserves related to the properties, or (ii) amortized over a period of time of not more than four years.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 — Property and Equipment  – (continued)

Exploratory wells in progress include $172.6 million in costs related to our participation with Freeport-McMoRan Oil & Gas LLC (Freeport McMoRan) who operates several prospects in the ultra-deep shelf and onshore area (“ultra-deep trend”) in the Gulf of Mexico. Activities related to certain of these well operations are controlled by the operator and these wells may have continued drilling and completion activities or, may require development of specialized equipment necessary to complete and test these wells for production.

As of March 31, 2014, the costs associated with our major projects and their status was as follows (in millions):

Project Name	Cost	Status
Davy Jones Facilities	$21.9	Facilities cost in Davy Jones field for well operations.
Davy Jones Offset Appraisal Well	58.9	Completion operations have commenced, flow testing expected in the first half of calendar year 2014.
Blackbeard East	50.6	Plans to begin development of the shallow zones in late calendar year 2014.
Lomond North	41.2	Completion operations in progress to test lower Wilcox and Cretaceous objectives
Total	$172.6

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

The provisions of the M21K Limited Liability Company Agreement (“LLC Agreement”) provide that M21K can make acquisitions subject to the commitment of its partners until July 19, 2014. While it is envisioned that M21K will be sold eventually to a third party to monetize returns from the investments, the M21K LLC Agreement does provide for a put and a call that can occur starting July 19, 2016; subject to an earlier option if there is a change of control of Energy XXI.

As of March 31, 2014, our investment in EXXI M21K was approximately $17.3 million and we incurred $1.1 million and $4.3 million in equity loss in the three months and nine months ended March 31, 2014, respectively. We had $1.7 million in equity income and $2.0 million in equity loss in the three months and nine months ended March 31, 2013, respectively.

On April 1, 2014, M21K closed on the acquisition of certain interests in Eugene Island 330 and South Marsh Island 128 fields (“the Acquired Properties”) from Energy XXI, for cash consideration of approximately $122.9 million. EXXI has provided a guarantee for asset retirement obligations related to the Acquired Properties. This acquisition is subject to customary closing adjustments.

80% interest in Ping Energy XXI Limited (“Ping Energy”)

Our wholly-owned subsidiary Energy XXI International Limited (“EXXI International”), pursuant to a Joint Development Agreement (“JDA”) held a 49% interest in Ping Energy, which was active in the pursuit to identify and acquire exploratory, developmental and producing oil and gas properties in South East Asia.

On October 18, 2013, EXXI International amended the JDA and increased its ownership interest to 80% in Ping Energy, subsequent to which all the operations in Ping Energy were consolidated in our financial statements, effective October 1, 2013.

We incurred $1.2 million equity loss through September 30, 2013 and had incurred $0.9 million and $2.7 million in equity loss in the three months and nine months ended March 31, 2013, respectively.

In January 2014, EXXI International terminated the JDA with Ping Energy and is in the process of dissolving Ping Energy.

Subsequent to our signing of a definitive merger agreement with EPL, as disclosed in Note 3 — Acquisitions and Dispositions of Notes to Consolidated Financial Statement in this Quarterly Report, we presently do not intend to pursue any international opportunities to acquire exploratory, development or producing oil and gas properties.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2014	June 30, 2013
Revolving credit facility	$167,000	$339,000
9.25% Senior Notes due 2017	750,000	750,000
7.75% Senior Notes due 2019	250,000	250,000
7.50% Senior Notes due 2021	500,000	—
3.0% Senior Convertible Notes due 2018	400,000	—
Original issue discount, 3.0% Senior Convertible Notes due 2018	(58,994)	—
4.14% Promissory Note due 2017	4,877	5,187
Derivative instruments premium financing	12,651	24,681
Capital lease obligation	1,318	1,177
Total debt	2,026,852	1,370,045
Less current maturities	10,896	19,554
Total long-term debt	$2,015,956	$1,350,491

Maturities of long-term debt as of March 31, 2014 are as follows (in thousands):

Twelve Months Ended March 31,
2015	$10,896
2016	3,616
2017	764
2018	753,570
2019	508,006
Thereafter	750,000
Total	$2,026,852

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

Under the First Lien Credit Agreement, as amended, EGC is permitted to make dividends and other distributions in an amount of up to $350 million per calendar year to the extent that, following each distribution, EGC and its subsidiaries have liquidity, in the form of cash and available borrowing capacity under the First Lien Credit Agreement, of the greater of $150 million or 15% of the borrowing base under the First Lien Credit Agreement. Further, the amendment limits the total aggregate distributions made by EGC to a maximum of $70 million plus 50% of the cumulative consolidated net income of EGC between October 1, 2010 and the most recently ended fiscal quarter, and requires that the making of any such dividend or other distributions must otherwise comply with all contractual restrictions and obligations applicable to EGC.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Long-Term Debt  – (continued)

On April 7, 2014, EGC entered into the Seventh Amendment (the “Seventh Amendment”) to the First Lien Credit Agreement. Under the Seventh Amendment, the borrowing base for EGC was established at $1,200 million (an increase from $1,087.5 million) until the next redetermination of such borrowing base pursuant to the terms of the First Lien Credit Agreement. The Seventh Amendment incorporates concepts relating to EGC’s 7.50% senior unsecured notes due 2021 so that provisions under the First Lien Credit Agreement for such notes are commensurate with the provisions already existing therein for EGC’s 9.25% senior unsecured notes due 2017 and 7.75% senior unsecured notes due 2019, and permits EGC to incur up to $1,000 million of additional similar unsecured indebtedness. Any such issue of additional unsecured debt is subject to a requirement that EGC maintains revolver availability (in addition to what may otherwise be required under the First Lien Credit Agreement) in an amount equal to 25% of such additional unsecured debt issued, until such requirement is waived by the lenders under the First Lien Credit Agreement.

On April 16, 2014, EGC had a borrowing base redetermination meeting with the lenders to increase the borrowing base under its revolving credit facility from $1,200 million to $1,675 million. EGC is presently awaiting response from the lenders.

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

As of March 31, 2014, EGC was in compliance with all covenants under the First Lien Credit Agreement.

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

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Long-Term Debt  – (continued)

EGC believes that the fair value of the $750 million of 9.25% Senior Notes outstanding as of March 31, 2014 was $819.4 million based on quoted prices and the market is not an active market; therefore, the fair value is classified within Level 2.

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

EGC believes that the fair value of the $250 million of 7.75% Senior Notes outstanding as of March 31, 2014 was $275.6 million based on quoted prices and the market is not an active market; therefore, the fair value is classified within Level 2.

7.50% Senior Notes Due 2021

On September 26, 2013, EGC issued $500 million face value of 7.50%, unsecured senior notes due December 15, 2021 at par (“7.50% Senior Notes”). Presently, the 7.50% Senior Notes are not registered under the Securities Act, however EGC and its guarantors will agree, pursuant to a registration rights agreement with the initial purchasers of the 7.50% Senior Notes, to file a registration statement with the Securities and Exchange Commission (“SEC”) with respect to an offer to exchange a new series of freely tradable notes having substantially identical terms as the 7.50% Senior Notes and use its reasonable best efforts to cause that registration statement to be declared effective within 270 days after the issue date of the 7.50% Senior Notes. In April 2014, we filed Amendment No. 1 to the registration statement for an offer to exchange the 7.5% Senior Notes with a new series of freely tradable notes having substantially identical terms as the 7.5% Senior Notes with the SEC, the registration statement was declared effective by the SEC on April 25, 2014 and the exchange process is presently in progress. EGC incurred underwriting and direct offering costs of $7.5 million which have been capitalized and will be amortized over the life of the 7.50% Senior Notes.

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

EGC believes that the fair value of the $500 million of 7.50% Senior Notes outstanding as of March 31, 2014 was $525.3 million based on quoted prices and the market is not an active market; therefore, the fair value is classified within Level 2.

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

The Company believes that the fair value of the $400 million of 3.0% Senior Convertible Notes, including the equity conversion feature, outstanding as of March 31, 2014 was $393.2 million based on quoted prices and the market is not an active market; therefore, the fair value is classified within Level 2.

Promissory Note

In September 2012, we entered into a promissory note of $5.5 million to acquire other property and equipment. Under this note we are required to make a monthly payment of approximately $52,000 and one lump-sum payment of $3.3 million at maturity, in October 2017. This note carries an interest of 4.14% per annum.

Derivative Instruments Premium Financing

We finance premiums on derivative instruments that we purchase with our hedge counterparties. Substantially all of our hedges are done with lenders under our revolving credit facility. Derivative instruments premium financing is accounted for as debt and this indebtedness is pari passu with borrowings under the revolving credit facility. The derivative instruments premium financing is structured to mature when the derivative instrument settles so that we realize the value net of derivative instrument premium financing. As of March 31, 2014 and June 30, 2013, our outstanding derivative instruments premium financing discounted at our approximate borrowing cost of 2.5% per annum totaled $12.7 million and $24.7 million, respectively.

Interest Expense

For the three months and nine months ended March 31, 2014 and 2013, interest expense consisted of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Revolving credit facility	$2,782	$3,330	$10,327	$8,185
9.25% Senior Notes due 2017	17,344	17,343	52,031	52,031
7.75% Senior Notes due 2019	4,844	4,843	14,531	14,531
7.50% Senior Notes due 2021	9,375	—	19,167	—
3.0% Senior Convertible Notes due 2018	3,000	—	4,267	—
4.14% Promissory Note due 2017	53	—	157	—
Amortization of debt issue cost – Revolving credit facility	603	1,261	2,264	3,762
Amortization of debt issue cost – 9.25% Senior Notes due 2017	551	552	1,655	1,655
Amortization of debt issue cost – 7.75% Senior Notes due 2019	97	97	291	291

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Long-Term Debt  – (continued)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Amortization of debt issue cost – 7.5% Senior Notes due 2021	260	—	520	—
Amortization of original issue discount, 3.0% Senior Convertible Notes due 2018	3,132	—	4,438	—
Amortization of debt issue cost – 3.0% Senior Convertible Notes due 2018	516	—	547	—
Derivative instruments financing and other	143	256	831	884
	$42,700	$27,682	$111,026	$81,339

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

In May 2013, we entered into a note with AFCO Credit Corporation to finance a portion of our insurance premiums. The note was for a total face amount of $24.8 million and bears interest at an annual rate of 1.623%. The note matures on April 26, 2014. The balance outstanding as of March 31, 2014 was $2.2 million.

In July 2013, we entered into a note with AFCO Credit Corporation to finance a portion of our Weather Based Insurance Linked Securities premiums. The note was for a total face amount of $2.9 million and bears interest at an annual rate of 1.823%. The note matures on June 1, 2014. The balance outstanding as of March 31, 2014 was $0.8 million.

Note 8 — Asset Retirement Obligations

The following table describes the changes to our asset retirement obligations (in thousands):

Balance at June 30, 2013	$287,818
Liabilities acquired	11,289
Liabilities incurred	38,513
Liabilities settled	(46,269)
Revisions	(17,682)
Accretion expense	20,817
Total balance at March 31, 2014	294,486
Less current portion	30,457
Long-term balance at March 31, 2014	$264,029

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

We have monetized certain hedge positions at various times since the quarter ended March 31, 2009 through the quarter ended March 31, 2013, and received $181.3 million. These monetized amounts were recorded in stockholders’ equity as part of other comprehensive income (“OCI”) and are recognized in income over the contract life of the underlying hedge contracts. As of December 31, 2013, all of the monetized amounts remaining in OCI were recognized in income.

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

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Derivative Financial Instruments  – (continued)

As of March 31, 2014, we had the following open crude oil derivative positions:

				Weighted Average Contract Price
				Collars/Put Spreads
Period	Type of Contract	Index	Volumes (MBbls)	Sub Floor	Floor	Ceiling
April 2014 – December 2014	Three-Way Collars	Oil-Brent-IPE	1,683	$68.18	$88.18	$130.23
April 2014 – December 2014	Collars	Oil-Brent-IPE	550		90.00	108.38
April 2014 – December 2014	Put Spreads	Oil-Brent-IPE	105	66.43	86.43
April 2014 – December 2014	Three-Way Collars	NYMEX-WTI	2,450	70.00	90.00	137.15
April 2014 – December 2014	Put Spreads	NYMEX-WTI	300	70.00	90.00
January 2015 – December 2015	Three-Way Collars	Oil-Brent-IPE	3,650	71.00	91.00	113.75

As of March 31, 2014, we had the following open natural gas derivative positions:

				Weighted Average Contract Price
				Collars
Period	Type of Contract	Index	Volumes (MMBtu)	Sub Floor	Floor	Ceiling
April 2014 – December 2014	Three-Way Collars	NYMEX-HH	13,750	$3.35	$4.00	$4.61

The fair values of derivative instruments in our consolidated balance sheets were as follows (in thousands):

	Asset Derivative Instruments				Liability Derivative Instruments
	March 31, 2014		June 30, 2013		March 31, 2014		June 30, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity Derivative Instruments designated as hedging instruments:
Derivative financial instruments	Current	$15,357	Current	$52,216	Current	$14,576	Current	$14,609
	Non-Current	10,400	Non-Current	42,263	Non-Current	9,436	Non-Current	20,337
Commodity Derivative Instruments not designated as hedging instruments:
Derivative financial instruments	Current	23	Current	1,976	Current	4	Current	1,234
	Non-Current	—	Non-Current	—	Non-Current	—	Non-Current	—
Total Gross Derivative Commodity Instruments subject to enforceable master netting agreement		25,780		96,455		24,016		36,180
Derivative financial instruments	Current	(11,987)	Current	(15,803)	Current	(11,987)	Current	(15,803)
	Non-Current	(9,434)	Non-Current	(20,337)	Non-Current	(9,434)	Non-Current	(20,337)
Gross amounts offset in Balance Sheet		(21,421)		(36,140)		(21,421)		(36,140)
Net amounts presented in Balance Sheet	Current	3,393	Current	38,389		2,593		40
	Non-Current	966	Non-Current	21,926		2		—
		$4,359		$60,315		$$2,595		$40

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Derivative Financial Instruments  – (continued)

The effect of derivative instruments on our consolidated statements of income was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Location of (Gain) Loss in Income Statement
Cash Settlements, net of amortization of purchased put premiums:
Oil sales	$4,686	$(1,084)	$7,819	$(10,455)
Natural gas sales	2,334	(2,340)	(3,893)	(12,879)
Total cash settlements	7,020	(3,424)	3,926	(23,334)
Commodity Derivative Instruments designated as hedging instruments:
(Gain) loss on derivative financial instruments Ineffective portion of commodity derivative instruments	(268)	(816)	7,407	3,800
Commodity Derivative Instruments not designated as hedging instruments:
(Gain) loss on derivative financial instruments Realized mark to market (gain) loss	70	(41)	(1,150)	1,832
Unrealized mark to market (gain) loss	(7)	225	701	123
Total (gain) loss on derivative financial instruments	(205)	(632)	6,958	5,755
Total (gain) loss	$6,815	$(4,056)	$10,884	$(17,579)

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Derivative Financial Instruments  – (continued)

The cash flow hedging relationship of our derivative instruments was as follows (in thousands):

Location of (Gain) Loss	Amount of (Gain) Loss on Derivative Instruments Recognized in Other Comprehensive (Income) Loss, net of tax (Effective Portion)	Amount of (Gain) Loss on Derivative Instruments Reclassified from Other Comprehensive (Income) Loss, net of tax (Effective Portion)	Amount of (Gain) Loss on Derivative Instruments Reclassified from Other Comprehensive (Income) Loss (Ineffective Portion)
Three Months Ended March 31, 2014
Commodity Derivative Instruments	$338
Revenues		$2,354
Gain on derivative financial instruments			$(268)
Total (gain) loss	$338	$2,354	$(268)
Three Months Ended March 31, 2013
Commodity Derivative Instruments	$5,964
Revenues		$(4,657)
Gain on derivative financial instruments			$(816)
Total (gain) loss	$5,964	$(4,657)	$(816)
Nine Months Ended March 31, 2014
Commodity Derivative Instruments	$31,346
Revenues		$(7,854)
Loss on derivative financial instruments			$7,407
Total (gain) loss	$31,346	$(7,854)	$7,407
Nine Months Ended March 31, 2013
Commodity Derivative Instruments	$43,482
Revenues		$(18,526)
Loss on derivative financial instruments			$3,800
Total (gain) loss	$43,482	$(18,526)	$3,800

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Derivative Financial Instruments  – (continued)

Reconciliation of the components of AOCI representing all the reclassifications out of AOCI to income for the periods presented is as follow (in thousands):

	Before Tax	After Tax	Location Where Consolidated Net Income is Presented
Three months ended March 31, 2014
Unrealized loss on derivatives at beginning of period	$6,856	$4,456
Unrealized change in fair value	3,874	2,518
Ineffective portion reclassified to earnings during the period	268	174	Loss (gain) on derivative financial instruments
Realized amounts reclassified to earnings during the period	(3,622)	(2,354)	Revenues
Unrealized loss on derivatives at end of period	$7,376	$4,794
Three months ended March 31, 2013
Unrealized gain on derivatives at beginning of period	$(30,900)	$(20,085)
Unrealized change in fair value	1,194	776
Ineffective portion reclassified to earnings during the period	816	530	Loss (gain) on derivative financial instruments
Realized amounts reclassified to earnings during the period	7,165	4,658	Revenues
Unrealized gain on derivatives at end of period	$(21,725)	$(14,121)

	Before Tax	After Tax	Location Where Consolidated Net Income is Presented
Nine months ended March 31, 2014
Unrealized gain on derivatives at beginning of period	$(40,851)	$(26,552)
Unrealized change in fair value	28,734	18,677
Ineffective portion reclassified to earnings during the period	7,407	4,815	Loss (gain) on derivative financial instruments
Realized amounts reclassified to earnings during the period	12,086	7,854	Revenues
Unrealized loss on derivatives at end of period	$7,376	$4,794
Nine months ended March 31, 2013
Unrealized gain on derivatives at beginning of period	$(88,621)	$(57,603)
Unrealized change in fair value	34,594	22,485
Ineffective portion reclassified to earnings during the period	3,800	2,470	Loss (gain) on derivative financial instruments
Realized amounts reclassified to earnings during the period	28,502	18,527	Revenues
Unrealized gain on derivatives at end of period	$(21,725)	$(14,121)

The amount expected to be reclassified from other comprehensive income to income in the next 12 months is a loss of $6.3 million ($4.1 million net of tax) on our commodity hedges. The estimated and actual amounts are likely to vary significantly due to changes in market conditions.

We monitor the creditworthiness of our counterparties. However, we are not able to predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Possible actions would be to transfer our position to another counterparty or request a voluntary termination of the derivative contracts resulting in a cash settlement. Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative instruments under lower commodity prices, and could incur a loss. At March 31, 2014, we had no deposits for collateral with our counterparties.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Income Taxes

We are a Bermuda company and are generally not subject to income tax in Bermuda. We operate through our various subsidiaries in the United States; accordingly, income taxes have been provided based upon U.S. tax laws and rates as they apply to our current ownership structure. We estimate our annual effective tax rate for the current fiscal year and apply it to interim periods. Currently, our estimated annual effective tax rate is approximately 45.3%. The variance from the U.S. statutory rate of 35% is primarily due to the presence of common permanent difference items (such as non-deductible compensation, meals and entertainment expenses) and non-U.S. activity in our Bermuda parent that is ineligible for U.S. tax benefit. Our Bermuda companies continue to report a tax provision reflecting accrued 30% U.S. withholding tax required on any interest (and interest equivalent) payments made from the U.S. companies to the Bermuda companies. We have accrued an additional withholding obligation of $7.8 million for the nine months ended March 31, 2014.

We have a remaining valuation allowance of $22.5 million related to certain State of Louisiana net operating loss carryovers that we do not currently believe, on a more likely-than-not basis, are realizable due to our current focus on offshore operations. In the nine months ended March 31, 2014, we made a cash withholding tax payment of $3.4 million as a result of payments of interest on indebtedness and management fees to our Bermuda entities. This withholding tax was previously accrued and did not result in additional income tax expense being recognized. Similar cash withholding tax payments would be made in the future when additional intercompany interest is paid. While we have not made a cash income tax payment in this quarter, in light of expected income in this fiscal year and subsequent years, estimated tax payments for Alternative Minimum Tax (AMT) in subsequent quarters may be required. We expect this AMT to be fully creditable against future regular tax obligations; thus, these AMT payments have no impact on our estimated annual effective tax rate. We do not expect our income tax position to materially change as a result of the pending acquisition of EPL.

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

We paid quarterly cash dividends of $0.07 per share to holders of our common stock on September 14, 2012, December 14, 2012 and March 15, 2013 to shareholders of record on August 31, 2012, November 30, 2012 and March 1, 2013, respectively, and paid quarterly cash dividends of $0.12 per share to holders of our common stock on June 14, 2013, September 13, 2013, December 13, 2013 and March 14, 2014, to shareholders of record on May 31, 2013, August 30, 2013, November 29, 2013 and February 28, 2014, respectively. On April 29, 2014, our Board of Directors approved payment of a quarterly cash dividend of $0.12 per share to the holders of our common stock. The quarterly dividend will be paid on June 13, 2014 to shareholders of record on May 30, 2014.

Pursuant to the stock repurchase program approved by our Board of Directors in May 2013, during the nine months ended March 31, 2014, we utilized a total of $94.2 million to repurchase 3,700,463 shares of our common stock at a weighted average price per share, excluding fees, of $25.45 after which, $83.2 million remains available for repurchase under the share repurchase program.

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

In February 2014, we retired 2,087,126 shares of our common stock, resulting in 7,329,100 shares of common stock held in treasury stock as of March 31, 2014.

As discussed in Note 3 — Acquisitions and Dispositions of Notes to Consolidated Financial Statements in this Quarterly Report, upon closing of the pending acquisition of EPL, we expect to issue approximately 23.4 million common shares of Energy XXI.

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

Conversion of Preferred Stock

During the nine months ended March 31, 2014, we canceled and converted a total of 428 shares of our 5.625% Preferred Stock into a total of 4,288 shares of common stock using a conversion rate ranging from 10.0147 to 10.0579 common shares per preferred share.

The 5.625% preferred stock was callable beginning December 15, 2013 if our common stock trading price exceeds $32.45 per share for 20 of 30 consecutive trading days.

Note 12 — Supplemental Cash Flow Information

The following table represents our supplemental cash flow information (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Cash paid for interest	$3,144	$3,402	$64,061	$50,591
Cash paid for income taxes	239	4,056	3,362	7,017

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 — Supplemental Cash Flow Information  – (continued)

The following table represents our non-cash investing and financing activities (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Financing of insurance premiums	$—	$(1,266)	$2,355	$(21,131)
Derivative instruments premium financing	—	12,780	3,493	14,001
Preferred stock dividends	—	(53)	—	(593)
Additions to property and equipment by recognizing asset retirement obligations	10,463	1,816	38,513	11,605

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

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Employee Benefit Plans  – (continued)

We recognized compensation expense related to our outstanding Restricted Stock Units and Performance Units as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Restricted Stock Units	$1,974	$1,941	$10,303	$9,668
Performance Units	(1,780)	231	11,048	13,086
Total compensation expense recognized	$194	$2,172	$21,351	$22,754

As of March 31, 2014, we have 1,164,353 unvested Restricted Stock Units and 6,780,358 unvested Performance Based Units.

Stock Purchase Plan

Effective as of July 1, 2008, we adopted the Energy XXI Services, LLC 2008 Fair Market Value Stock Purchase Plan (“2008 Purchase Plan”), which allows eligible employees, directors, and other service providers of ours and our subsidiaries to purchase from us shares of our common stock that have either been purchased by us on the open market or that have been newly issued by us. During the nine months ended March 31, 2014 and 2013, we issued 130,961 shares and 208,988 shares, respectively, under the 2008 Purchase Plan.

In November 2008 we adopted the Energy XXI Services, LLC Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) which allows employees to purchase common stock at a 15% discount from the lower of the common stock closing price on the first or last day of the offering period. The current offering period is from January 1, 2014 to June 30, 2014. We use Black-Scholes Model to determine fair value, which incorporates assumptions to value stock-based awards. The shares issuable under Employee Stock Purchase Plan are included in calculating diluted earnings per share, if dilutive. As of March 31, 2014 we had approximately $0.2 million in unrecognized compensation.

The compensation expense recognized and shares issued under Employee Stock Purchase Plan were as follows (in thousands, except for shares):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Compensation expense	$244	$221	$631	$598
Shares issued	44,751	—	44,751	27,608

Stock Options

In September 2008, our Board of Directors granted 300,000 stock options to certain officers of the Company. These options to purchase our common stock were granted with an exercise price of $17.50 per share. These options vested over a three year period and may be exercised any time prior to September 10, 2018. We utilized the Black-Scholes model to determine the fair value of these stock options. As of March 31, 2014, 100,000 of the vested options have been exercised and the remaining 200,000 vested options have not been exercised.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Employee Benefit Plans  – (continued)

Defined Contribution Plans

Our employees are covered by a discretionary noncontributory profit sharing plan. The plan provides for annual employer contributions that can vary from year to year. We also sponsor a qualified 401(k) Plan that provides for matching. The contributions under these plans were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Profit Sharing Plan	$555	$(481)	$3,145	$1,712
401(k) Plan	1,492	1,587	2,880	2,948
Total contributions	$2,047	$1,106	$6,025	$4,660

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

We have provided a guarantee related to the payment of asset retirement obligations and other liabilities by M21K for EP Energy Property acquisition estimated at $65 million and $1.8 million, respectively. For the LLOG Exploration acquisition, we guaranteed payment of asset retirement obligations by M21K estimated at $36.7 million. For these guarantees, M21K has agreed to pay us $6.3 million and $3.3 million, respectively, over a period of three years. For the three months ended March 31, 2014 and 2013, we have received $0.8 million and $0.5 million, respectively, related to such guarantees. For the nine months ended March 31, 2014 and 2013, we have received $2.2 million and $1.3 million, respectively, related to such guarantees.

Prior to the LLOG Exploration acquisitions, EGC received a management fee of $0.83 per BOE produced for the EP Energy acquisition for providing administrative assistance in carrying out M21K operations. In conjunction with the LLOG Exploration acquisition, on September 1, 2013, this fee was increased to $1.15 per BOE produced. For the three months ended March 31, 2014 and 2013, EGC received management fees of $1.0 million and $0.4 million, respectively. For the nine months ended March 31, 2014 and 2013, EGC received management fees of $2.8 million and $1.3 million, respectively.

On April 1, 2014 we closed on sale of certain oil and gas properties to M21K. See Note 3 —  Acquisitions and Dispositions of Notes to Consolidated Financial Statements of this Quarterly Report.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net income	$7,292	$40,436	$60,926	$100,028
Preferred stock dividends	2,872	2,873	8,617	8,623
Net income available for common stockholders	$4,420	$37,563	$52,309	$91,405
Weighted average shares outstanding for basic EPS	70,437	79,365	73,415	79,280
Add dilutive securities	65	8,151	78	8,191
Weighted average shares outstanding for diluted EPS	70,502	87,516	73,493	87,471
Earnings per share
Basic	$0.06	$0.47	$0.71	$1.15
Diluted	$0.06	$0.46	$0.71	$1.14

For the three months and nine months ended March 31, 2014, 8,293,757 and 8,290,039 common stock equivalents, respectively, were excluded from the diluted average shares due to an anti-dilutive effect.

Note 16 — Commitments and Contingencies

Litigation.   We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our consolidated financial position, results of operations or cash flows.

Litigation Related to the Merger

On March 19, 2014, an alleged EPL stockholder (the “Lopez plaintiff”) filed a class action lawsuit on behalf of EPL stockholders against EPL, its directors, Energy XXI, Energy XXI Gulf Coast, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Energy XXI (“OpCo”), and Clyde Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of OpCo (“Merger Sub” and collectively, the “defendants”). This lawsuit is styled Antonio Lopez v. EPL Oil & Gas, Inc., et al., C.A. No. 9460, in the Court of Chancery of the State of Delaware (the “Lopez lawsuit”). On April 14, 2014, another alleged EPL stockholder (the “Lewandoski plaintiff”) filed a class action lawsuit on behalf of EPL stockholders against defendants. This lawsuit is styled David Lewandoski v. EPL Oil & Gas, Inc., et al., C.A. No. 9533, in the Court of Chancery of the State of Delaware (the “Lewandoski lawsuit”). On April 23, 2014, another alleged EPL stockholder (the “Feinstein plaintiff”) filed a class action lawsuit on behalf of EPL stockholders against defendants. This lawsuit is styled Roberta Feinstein v. EPL Oil & Gas, Inc., et al., C.A. No. 9570, in the Court of Chancery of the State of Delaware (the “Feinstein lawsuit” and, together with the Lopez lawsuit and Lewandoski lawsuit, the “lawsuits”).

Plaintiffs allege a variety of causes of action challenging the Agreement and Plan of Merger between Energy XXI, OpCo, Merger Sub, and EPL (the “merger agreement”), which provides for the acquisition of EPL by Energy XXI. Plaintiffs allege that (a) EPL’s directors have allegedly breached fiduciary duties in connection with the merger and (b) Energy XXI, OpCo, Merger Sub, and EPL have allegedly aided and abetted in these alleged breaches of fiduciary duties. Plaintiffs’ causes of action are based on their allegations that (i) the merger allegedly provides inadequate consideration to EPL stockholders for their shares of EPL common stock; (ii) the merger agreement contains contractual terms — including, among others, the (A) “no

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16 — Commitments and Contingencies  – (continued)

solicitation,” (B) “competing proposal,” and (C) “termination fee” provisions — that will allegedly dissuade other potential acquirers from making competing offers for shares of EPL common stock; (iii) certain of EPL’s officers and directors are allegedly receiving benefits — including (A) an offer for one of EPL’s directors to join the Energy XXI board of directors and (B) the triggering of change-in-control provisions in notes held by EPL’s executive officers — that are not equally shared by EPL’s stockholders; (iv) Energy XXI required EPL’s officers and directors to agree to vote their shares of EPL common stock in favor of the merger; and (v) EPL provided, and Energy XXI obtained, non-public information that allegedly allowed Energy XXI to acquire EPL for inadequate consideration. The Lopez plaintiff also alleges that the Registration Statement filed on Form S-4 by EPL and Energy XXI on April 1, 2014 omits information concerning, among other things, (i) the events leading up to the merger, (ii) EPL’s efforts to attract offers from other potential acquirors, (iii) EPL’s evaluation of the merger; (iv) negotiations between EPL and Energy XXI, and (v) the analysis of EPL’s financial advisor. The Feinstein plaintiff also alleges that (a) certain of EPL’s officers and directors are allegedly receiving additional benefits — including (i) future coverage under the surviving company’s directors’ and officers’ liability insurance, (ii) bonuses, and (iii) consulting roles — that are not equally shared by EPL’s stockholders; and (b) the Joint Proxy Statement filed by EPL and Energy XXI on April 21, 2014 omits information concerning, among other things, (i) certain management projection metrics, (ii) the analysis of Energy XXI and EPL’s financial advisors; (iii) the events leading up to the merger, (iv) EPL’s efforts to attract offers from other potential acquirors; and (v) the aforementioned voting agreements.

Based on these allegations, plaintiffs seek to enjoin the defendants from proceeding with or consummating the merger. To the extent that the merger is consummated before injunctive relief is granted, plaintiffs seek to have the merger agreement rescinded. Plaintiffs also seek damages and attorneys’ fees.

The Lopez plaintiff has served defendants (other than Energy XXI) and is seeking expedited proceedings. Defendants date to answer, move to dismiss, or otherwise respond to the Lopez lawsuit is May 5, 2014, though this date may be changed if the Court grants expedited proceedings. The Lewandoski plaintiff and Feinstein plaintiff have not yet served the defendants. Neither Energy XXI nor EPL can predict the outcome of the lawsuits or any others that might be filed subsequent to the date of the filing of this quarterly report; nor can either Energy XXI or EPL predict the amount of time and expense that will be required to resolve the lawsuits. The defendants intend to vigorously defend the lawsuits.

Lease Commitments.   We have a non-cancelable operating lease for office space and other that expires on December 31, 2022. Future minimum lease commitments as of March 31, 2014 under the operating lease are as follows (in thousands):

Year Ending March 31,
2015	$2,741
2016	3,457
2017	3,993
2018	3,620
2019	3,698
Thereafter	14,783
Total	$32,292

Rent expense, including rent incurred on short-term leases, for the three months ended March 31, 2014 and 2013 was $777,000 and $861,000, respectively, and for the nine months ended March 31, 2014 and 2013 was $2,712,000 and $2,122,000, respectively.

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16 — Commitments and Contingencies  – (continued)

Letters of Credit and Performance Bonds.  We had $225.3 million in letters of credit and $44.5 million of performance bonds outstanding as of March 31, 2014.

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

Drilling Rig Commitments.  The drilling rig commitments represent minimum future expenditures for drilling rig services. The expenditures for drilling rig services will exceed such minimum amounts to the extent we utilize the drilling rigs subject to a particular contractual commitment for a period greater than the period set forth in the governing contract. As of March 31, 2014, we have entered into the following drilling rig commitments:

1) October 10, 2013 to April 10, 2014 at $49,000 per day

2) October 31, 2013 to June 30, 2014 at $125,000 per day

3) September 1, 2013 to August 31, 2014 at $140,000 per day

4) March 10, 2014 to March 9, 2015 at $53,175 per day

5) April 10, 2014 to October 27, 2014 at $54,448 per day

At March 31, 2014, future minimum commitments under these contracts totaled $62.4 million.

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

During the nine months ended March 31, 2014, we did not have any transfers from or to Level 3. The following table presents the fair value of our Level 1 and Level 2 financial instruments (in thousands):

	Level 1		Level 2
	As of March 31, 2014	As of June 30, 2013	As of March 31, 2014	As of June 30, 2013
Assets:
Oil and natural gas derivatives			$25,780	$96,455
Liabilities:
Oil and natural gas derivatives			$24,016	$36,180
Restricted stock units	$7,532	$7,642
Time-based performance units	2,720	3,059
Total liabilities	$10,252	$10,701	$24,016	$36,180

The following table describes the changes to our Level 3 financial instruments (in thousands):

	Nine Months Ended March 31
	2014	2013
Liabilities:
Performance-based performance units
Balance at beginning of period	$6,778	$22,855
Vested	(7,188)	(23,161)
Grants charged to general and administrative expense	7,900	10,264
Balance at end of period	$7,490	$9,958

ENERGY XXI (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18 — Prepayments and Accrued Liabilities

Prepayments and accrued liabilities consist of the following (in thousands):

	March 31, 2014	June 30, 2013
Prepaid expenses and other current assets
Advances to joint interest partners	$10,756	$13,936
Insurance	5,642	31,258
Inventory	3,253	4,094
Royalty deposit	2,333	1,210
Stock held for future issuance to employees	—	23
Other	2,220	217
Total prepaid expenses and other current assets	$24,204	$50,738
Accrued liabilities
Advances from joint interest partners	$430	$1,348
Employee benefits and payroll	31,006	30,730
Interest payable	43,037	5,733
Accrued hedge payable	944	2,214
Undistributed oil and gas proceeds	29,977	47,766
Repurchase of company common stock	—	13,997
Other	6,775	3,404
Total accrued liabilities	$112,169	$105,192

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

Outlook

We are subject to natural gas and oil production declines in our producing properties. We attempt to replace this declining production through our drilling and recompletion program and acquisitions. While we maintain our focus on controlling costs to add reserves through drilling and acquisitions, as well as controlling the corresponding costs necessary to produce such reserves. Our ability to add reserves through drilling is dependent on our capital resources and can be limited by many factors, including the ability to timely obtain drilling permits and regulatory approvals and voluntary reductions in capital spending in a low commodity price environment as is currently being experienced in the natural gas market. Any delays in drilling, completion or connection to gathering lines of our new wells will negatively impact the rate of our production, which may have an adverse effect on our revenues. Further, our revenue, cash flow from operations and future growth depend substantially on factors beyond our control, such as access to capital, economic, political and regulatory developments, and competition from other sources of energy.

With our recent announcement on March 12, 2014, whereby we signed a definitive merger agreement with EPL Oil & Gas, Inc.’s (“EPL”), pursuant to which we will acquire all of EPL’s outstanding shares for total considerations of $2,300 million, including the assumption of debt, we will become the largest public independent producer in seven of the fifteen largest oil fields on the Gulf of Mexico shelf. Based on current expectations and market conditions, the acquisition is expected to be immediately accretive in terms of cash flow per share and earnings per share in the near term to our existing shareholders, while offering EPL shareholders a significant premium to recent trading prices in addition to the ability to participate in the future success of the combined company.

The combined company will have an enterprise value of over $5,000 million and we expect this increased scale will provide us with the following opportunities:

•	to lower financing costs, increase equity market liquidity, lower insurance and weather based insurance linked securities costs and provide more institutional sponsorship;
•	the technical teams of both companies have complementary strengths and expertise that should make the combined company a stronger competitor in the Gulf of Mexico;
•	we will have the opportunity to utilize certain of EPL’s existing infrastructure to more efficiently and timely drill identified prospects;
•	the combined company will have a significantly broader asset portfolio and should allow it to better allocate development and exploration dollars to focus on the best opportunities;
•	Ours and EPL’s overlapping Gulf of Mexico operations will enable the combined company to achieve operating efficiencies and lower costs through optimization of helicopters, vessels and the consolidation of shore bases; and,
•	the merger should result in lower general and administrative expenses through consolidation of corporate support functions.

On April 14, 2014, we and EPL announced that the shareholder meeting to approve the merger and certain other items related to the merger will be held on May 30, 2014 and we anticipate closing on the pending acquisition on or about June 3, 2014.

In addition to utilizing cash on hand to finance the pending acquisition, we are seeking to increase our borrowing base under our revolving credit facility to $1,675 million and/or may issue $300 million of additional high yield notes to enhance liquidity.

To enable us to focus on the successful integration of the EPL operations and to reduce our capital needs, we are:

•	cancelling our plans to expand overseas in Malaysia and have terminated our joint venture with Ping Energy XXI Limited to pursue opportunities in that region;
•	shelving the stock repurchase program; and
•	have sold certain non-operated interests in the Eugene Island 330 and South Marsh Island 128 fields.

The pending acquisition of EPL will have a material effect on the Company’s liquidity and planned future capital expenditures as we will incur significant debt upon closing the pending acquisition with EPL. As a result of the acquisition, we anticipate that our net debt to total capitalization to increase from 55% to approximately 65%. Our focus during the next two years will be to maximize cash flow to reduce leverage below 60% with the general view of having a long-term debt to total capitalization ratio of 40% to 60%. We anticipate that we will be cash flow positive as a combined company which will enable us to pay down debt we incur to complete the merger; however, the timing and level of cash flows will depend in part on the speed at which we are able to integrate operations to realize consolidation benefits and will be further affected by one time charges incurred during the integration process. In the near-term we will focus on maximizing returns on existing assets by deploying capital on development drilling while reducing spend on exploration and other activities that do not provide incremental production while we seek to maximize positive cash flow and pay down debt. To further accelerate the reduction in leverage, the Company is pursuing opportunities with third parties to have them participate in certain exploration opportunities at Energy XXI on a promoted basis so as to effectively further reduce the amount of capital spent on exploration, However, there can be no assurance any of these discussion will prove successful. Total capital expenditures for fiscal 2014, excluding any potential acquisition and abandonment costs, are now estimated at $760 million. Approximately 42% will be focused on development of our core properties, 23% on exploration and 16% on facilities.

We were the apparent high bidder in ten shallow-water blocks in the Central Gulf of Mexico Lease Sale 231, with a total investment of approximately $3 million; the bids are subject to approval by the Bureau of Ocean Energy Management (“BOEM”). Eight blocks were bid solely by us and included acreage in Ship

Shoal, South Pass, West Delta, and Grand Isle. Two blocks were jointly bid with Fieldwood Energy, LLC and Apache Corporation in Viosca Knoll and Main Pass. Our bids were focused on areas adjacent to existing operations, which could provide near-term development opportunities.

Consistent with our business strategy, we intend to invest the capital necessary to maintain our production at existing levels over the long-term provided that it is economical to do so, based on the commodity price environment. Natural gas and oil prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for natural gas or oil could materially and adversely affect our financial position, our results of operations, the quantities of natural gas and oil reserves that we can economically produce and our access to capital. We have mitigated this volatility through December 2015 by implementing a hedging program on a portion of our total anticipated production during this time frame. See Note 9 — Derivative Financial Instruments of Notes to Consolidated Financial Statements in this Quarterly Report for a detailed discussion of our hedging program. Additionally, should commodity prices decline, our borrowing base under our revolving credit facility may be reduced thereby eliminating the working capital necessary to fund our capital spending program as well as potentially requiring us to repay certain of our outstanding indebtedness. With the increase in our proved reserves as of June 30, 2013 versus June 30, 2012 and, the pending acquisition of EPL, our borrowing base was increased to $1,087.5 million on September 27, 2013 and then to $1,200 million on April 7, 2014 and after the recently concluded borrowing base redetermination meeting with the lenders we are presently awaiting response from them to increase the borrowing base to $1,675 million.

Operational Highlights

Ultra-Deep and Salt Play Activity

Our partnership with operator Freeport McMoRan retains a leading acreage position in the emerging Inboard Lower Tertiary/Cretaceous gas trend, located in the shallow waters of the GOM and onshore South Louisiana. We have participated in eight projects to date, both offshore and onshore, with our participations ranging from approximately 9% to 20%. This emerging exploration trend focuses on the subsalt Lower Wilcox and Cretaceous sections. Results to date have been encouraging, and the partnership plans to increase its already extensive, high-quality project inventory. The Lomond North and Davy Jones No. 2 wells are in the process of being completed.

In our Joint Venture with Fieldwood and Apache in the Main Pass area, we have drilled two wells on the Main Pass 295 structure. The #1 BP1 well was drilled to a total depth of 19,555 feet MD/19,510 feet TVD on the southern flank of the salt dome, penetrating eight oil sands and one gas-bearing sand. An offset well, the MP 295 #3, was drilled to a total depth of 10,561 feet MD/10,332 feet TVD and also has encountered multiple hydrocarbon-bearing sands. Both wellbores have been suspended for future utility. This Joint Venture is expecting 3D-WAZ seismic data analysis to be completed in December 2014.

The ExxonMobil Joint Venture in the Vermilion area is expected to reprocess 3D seismic data during 2014 to help determine future drilling activity.

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

Operational Information (In thousands except for unit amounts)

	Quarter Ended
Operating Highlights	Mar. 31, 2014	Dec. 31, 2013	Sep. 30, 2013	June 30, 2013	Mar. 31, 2013
	(In Thousands, Except per Unit Amounts)
Operating revenues
Crude oil sales	$254,641	$263,626	$290,965	$270,623	$273,280
Natural gas sales	37,562	31,138	32,584	38,630	27,070
Hedge gain (loss)	(7,020)	2,052	1,043	5,072	3,424
Total revenues	285,183	296,816	324,592	314,325	303,774
Percent of operating revenues from crude oil
Prior to hedge gain	87%	89%	90%	88%	91%
Including hedge gain	88%	88%	89%	87%	90%
Operating expenses
Lease operating expense
Insurance expense	6,410	7,920	8,496	7,462	7,473
Workover and maintenance	17,797	19,690	14,586	15,622	19,166
Direct lease operating expense	59,417	66,179	62,681	59,371	59,666
Total lease operating expense	83,624	93,789	85,763	82,455	86,305
Production taxes	1,090	1,189	1,398	1,481	1,352
Gathering and transportation	5,700	5,978	5,345	5,668	4,411
DD&A	99,899	103,513	100,216	96,846	88,727
General and administrative	24,208	17,698	23,672	12,299	16,092
Other – net	5,861	13,147	8,767	3,829	7,017
Total operating expenses	220,382	235,314	225,161	202,578	203,904
Operating income	$64,801	$61,502	$99,431	$111,747	$99,870
Sales volumes per day
Natural gas (MMcf)	83.7	89.3	100.8	107.4	89.4
Crude oil (MBbls)	28.4	30.2	29.7	28.9	28.6
Total (MBOE)	42.3	45.1	46.6	46.8	43.5
Percent of sales volumes from crude oil	67%	67%	64%	62%	66%
Average sales price
Natural gas per Mcf	$4.98	$3.79	$3.51	$3.95	$3.37
Hedge gain (loss) per Mcf	(0.31)	0.42	0.30	0.23	0.29
Total natural gas per Mcf	$4.67	$4.21	$3.81	$4.18	$3.66
Crude oil per Bbl	$99.71	$94.85	$106.31	$102.82	$106.11
Hedge gain (loss) per Bbl	(1.83)	(0.50)	(0.63)	1.08	0.42
Total crude oil per Bbl	$97.88	$94.35	$105.68	$103.90	$106.53
Total hedge gain (loss) per BOE	$(1.84)	$0.49	$0.24	$1.19	$0.87
Operating revenues per BOE	$74.85	$71.54	$75.78	$73.78	$77.58
Operating expenses per BOE
Lease operating expense
Insurance expense	1.68	1.91	1.98	1.75	1.91
Workover and maintenance	4.67	4.75	3.41	3.67	4.89
Direct lease operating expense	15.59	15.95	14.63	13.94	15.24
Total lease operating expense per BOE	21.94	22.61	20.02	19.36	22.04
Production taxes	0.29	0.29	0.33	0.35	0.35
Gathering and transportation	1.50	1.44	1.25	1.33	1.13
DD&A	26.22	24.95	23.40	22.73	22.66
General and administrative	6.35	4.27	5.53	2.89	4.11
Other – net	1.54	3.17	2.05	0.90	1.79
Total operating expenses per BOE	57.84	56.73	52.58	47.56	52.08
Operating income per BOE	$17.01	$14.81	$23.20	$26.22	$25.50

Results of Operations

Three Months Ended March 31, 2014 Compared With the Three Months Ended March 31, 2013.

Our consolidated net income available for common stockholders for the three months ended March 31, 2014 was $4.4 million or $0.06 diluted net income per common share (“per share”) as compared to $37.6 million or $0.46 per diluted share for the three months ended March 31, 2013. This decrease was primarily due to lower crude oil sales prices, higher DD&A expense, higher general and administrative expense and higher interest expense.

Price and Volume Variances

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)	Revenue Increase (Decrease)
	2014	2013
					(In thousands)
Price Variance(1)
Crude oil sales prices (per Bbl)	$97.88	$106.53	$(8.65)	(8)%	$(22,172)
Natural gas sales prices (per Mcf)	4.67	3.66	1.01	28%	7,666
Total price variance					(14,506)
Volume Variance
Crude oil sales volumes (MBbls)	2,554	2,575	(21)	(1)%	(2,237)
Natural gas sales volumes (MMcf)	7,537	8,042	(505)	(6)%	(1,848)
BOE sales volumes (MBOE)	3,810	3,916	(106)	(3)%
Percent of BOE from crude oil	67%	66%
Total volume variance					(4,085)
Total price and volume variance					$(18,591)

(1)	Commodity prices include the impact of hedging activities.

Revenue Variances

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
	(In Thousands)
Crude oil	$249,955	$274,364	$(24,409)	(9)%
Natural gas	35,228	29,410	5,818	20%
Total revenues	$285,183	$303,774	$(18,591)	(6)%

Revenues

Our consolidated revenues decreased $18.6 million in the third quarter of fiscal 2014 as compared to the same period in the prior fiscal year. Lower revenues were primarily due to lower crude oil sales prices and lower crude oil and natural gas sales volumes partially offset by slightly higher natural gas sales prices. Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow. Lower overall commodity prices decreased revenues by $14.5 million in the third quarter of fiscal 2014. Average crude oil prices, including a $1.83 realized loss per barrel related to hedging activities, decreased $8.65 per barrel in the third quarter of fiscal 2014, resulting in lower revenues of $22.2 million. Average natural gas prices, including a $0.31 realized loss per Mcf related to hedging activities, increased $1.01 per Mcf during the third quarter of fiscal 2014, resulting in higher revenues of $7.7 million. Commodity prices are affected by many factors that are outside of our control. Therefore, commodity prices we received during the third quarter of fiscal 2014 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time could result in reduced cash from operating activities, potentially causing us to expend less on our capital program. Lower spending on our capital program could result in a reduction of production volumes. We cannot accurately predict future commodity prices, and cannot be certain whether these events will occur.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow. Crude oil sales volumes decreased 0.2 MBbls per day in the third quarter of fiscal 2014, resulting in lower revenues of $2.2 million. Natural gas sales volumes decreased 5.6 MMcf per day in the third quarter of fiscal 2014, resulting in lower revenues of $1.8 million.

Below is a discussion of Costs and Expenses and Other (Income) Expense.

Costs and Expenses and Other (Income) Expense

	Three Months Ended March 31,				Increase (Decrease) Amount
	2014		2013
	Amount	Per BOE	Amount	Per BOE
	(In Thousands, except per unit amounts)
Costs and expenses
Lease operating expense
Insurance expense	$6,410	$1.68	$7,473	$1.91	$(1,063)
Workover and maintenance	17,797	4.67	19,166	4.89	(1,369)
Direct lease operating expense	59,417	15.59	59,666	15.24	(249)
Total lease operating expense	83,624	21.94	86,305	22.04	(2,681)
Production taxes	1,090	0.29	1,352	0.35	(262)
Gathering and transportation	5,700	1.50	4,411	1.13	1,289
DD&A	99,899	26.22	88,727	22.66	11,172
Accretion of asset retirement obligations	6,066	1.59	7,649	1.95	(1,583)
General and administrative expense	24,208	6.35	16,092	4.11	8,116
(Gain) loss on derivative financial instruments	(205)	(0.05)	(632)	(0.16)	427
Total costs and expenses	$220,382	$57.84	$203,904	$52.08	$16,478
Other (income) expense
Loss from equity method investees	$1,111	$0.29	$2,587	$0.66	$(1,476)
Other income-net	(867)	(0.23)	(523)	(0.13)	(344)
Interest expense	42,700	11.21	27,682	7.07	15,018
Total other (income) expense	$42,944	$11.27	$29,746	$7.60	$13,198

Costs and expenses increased $16.5 million in the third quarter of fiscal 2014. This increase in costs and expenses was principally due to higher DD&A expense and higher general and administrative expense.

DD&A expense increased $11.2 million in the third quarter of fiscal 2014 when comparing to the third quarter of fiscal 2013. DD&A expense increased $13.6 million as a result of an increase in the DD&A rate of $3.56 per BOE. DD&A expense decreased $2.4 million as a result of lower net production. General and administrative expense increased $8.1 million due to higher employee payroll and benefits and higher consultant fees as a result of the pending acquisition.

Interest expense increased $15 million which was principally due to an increase in debt. Interest expense, on a unit of production basis, increased 59%, from $7.07/BOE to $11.21/BOE.

Income Tax Expense

The increase in the tax rate is primarily due to the decrease in pre-tax book income and non-US activity in our Bermuda parent that is ineligible for U.S. tax benefit. See Note 10 — Income Taxes of Notes to Consolidated Financial Statements in this Quarterly Report.

Nine Months Ended March 31, 2014 Compared With the Nine Months Ended March 31, 2013.

Our consolidated net income available for common stockholders for the nine months ended March 31, 2014 was $52.3 million or $0.71 per diluted share as compared to consolidated income available to common stockholders of $91.4 million or $1.14 per diluted share for the nine months ended March 31, 2013. This decrease was primarily due to lower crude oil sales prices, higher lease operating expense, higher DD&A expense, higher interest expense and a higher effective income tax rate partially offset by improved crude oil and natural gas production volumes.

Price and Volume Variances

	Nine Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)	Revenue Increase (Decrease)
	2014	2013
					(In thousands)
Price Variance(1)
Crude oil sales prices (per Bbl)	$99.30	$105.07	$(5.77)	(5)%	$(46,451)
Natural gas sales prices (per Mcf)	4.20	3.85	0.35	9%	8,746
Total price variance					(37,705)
Volume Variance
Crude oil sales volumes (MBbls)	8,070	7,686	384	5%	40,347
Natural gas sales volumes (MMcf)	25,032	22,583	2,449	11%	9,429
BOE sales volumes (MBOE)	12,242	11,449	793	7%
Percent of BOE from crude oil	66%	67%
Total volume variance					49,776
Total price and volume variance					$12,071

(1)	Commodity prices include the impact of hedging activities.

Revenue Variances

	Nine Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
	(In Thousands)
Crude oil	$801,414	$807,518	$(6,104)	(1)%
Natural gas	105,177	87,002	18,175	21%
Total revenues	$906,591	$894,520	$12,071	1%

Revenues

Our consolidated revenues increased $12.1 million in the first nine months of fiscal 2014 as compared to the same period in the prior fiscal year. Higher revenues were primarily due to higher crude oil and natural gas sales volumes and higher natural gas sales prices partially offset by lower crude oil sales prices. Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow. Lower overall commodity prices decreased revenues by $37.7 million in the first nine months of fiscal 2014. Average natural gas prices, including a $0.16 realized gain per Mcf related to hedging activities, increased $0.35 per Mcf during the first nine months of fiscal 2014, resulting in higher revenues of $8.8 million. Average crude oil prices, including a $0.97 realized loss per barrel related to hedging activities, decreased $5.77 per barrel, resulting in lower revenues of $46.5 million. Commodity prices are affected by many factors that are outside of our control. Therefore, commodity prices we received during the first nine months of fiscal 2014 are not necessarily indicative of prices we may receive in the future. Depressed commodity prices over a period of time could result in reduced cash from operating activities, potentially causing us to expend less on our capital program. Lower spending on our capital program could result in a reduction of the amount of production volumes we are able to produce. We cannot accurately predict future commodity prices, and cannot be certain whether these events will occur.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow. Higher total sales volumes in the first nine months of fiscal 2014 resulted in higher revenues of $49.8 million. Crude oil sales volumes increased 1.4 MBbls per day in the first nine months of fiscal 2014, resulting in higher revenues of $40.4 million. Natural gas sales volumes increased 8.9 MMcf per day in the first nine months of fiscal 2014, resulting in increased revenues of $9.4 million.

As mentioned above, depressed commodity prices over an extended period of time or other unforeseen events could occur that would result in our being unable to sustain a capital program that allows us to meet our production growth goals. However, we cannot predict whether such events will occur.

Below is a discussion of Costs and Expenses and Other (Income) Expense.

Costs and Expenses and Other (Income) Expense

	Nine Months Ended March 31,				Increase (Decrease) Amount
	2014		2013
	Amount	Per BOE	Amount	Per BOE
	(In Thousands, except per unit amounts)
Costs and expenses
Lease operating expense
Insurance expense	$22,826	$1.86	$25,275	$2.21	$(2,449)
Workover and maintenance	52,073	4.25	49,496	4.32	2,577
Direct lease operating expense	188,277	15.38	179,937	15.72	8,340
Total lease operating expense	263,176	21.49	254,708	22.25	8,468
Production taxes	3,677	0.30	3,765	0.33	(88)
Gathering and transportation	17,023	1.39	18,500	1.62	(1,477)
DD&A	303,628	24.80	279,378	24.40	24,250
Accretion of asset retirement obligations	20,817	1.70	23,057	2.01	(2,240)
General and administrative expense	65,578	5.36	59,299	5.18	6,279
Loss on derivative financial instruments	6,958	0.57	5,755	0.50	1,203
Total costs and expenses	$680,857	$55.61	$644,462	$56.29	$36,395
Other (income) expense
Loss from equity method investees	$5,525	$0.45	$4,698	$0.41	$827
Other income	(2,302)	(0.19)	(1,425)	(0.12)	(877)
Interest expense	111,026	9.07	81,339	7.10	29,687
Total other (income) expense	$114,249	$9.33	$84,612	$7.39	$29,637

Costs and expenses increased $36.4 million in the first nine months of fiscal 2014. This increase in costs and expenses was due in part to higher DD&A expense and higher lease operating expense.

DD&A expense increased by $24.3 million in comparing the first nine months of fiscal 2014 to the first nine months of fiscal 2013. DD&A expense increased $19.4 million as a result of higher production. DD&A expense also increased $4.9 million as a result of a higher DD&A rate. Lease operating expense increased $8.5 million in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013. This increase was primarily due to higher workover and maintenance and higher direct lease operating expense as a result of an increase in the number of properties.

Interest expense increased $29.7 million principally due to the increase in debt partially offset by the decrease in the overall interest rate. Interest expense, on a unit of production basis, increased 28%, from $7.10/BOE to $9.07/BOE.

Income Tax Expense

Income tax expense decreased $14.9 million in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013. The effective income tax rate for the first nine months of fiscal 2014 increased from the first nine months of fiscal 2013 from 39.5% to 45.3%. The increase in the tax rate is primarily due to the decrease in pre-tax book income, non-US activity in our Bermuda parent that is ineligible for U.S. tax benefit and expensing of acquisitive transaction costs. See Note 10 of Notes to Consolidated Financial Statements in this Quarterly Report.

Liquidity and Capital Resources

Overview

In September 2013, Energy XXI Gulf Coast, Inc. (“EGC”) issued $500 million face value of 7.50% unsecured senior notes due December 2021 and used the net proceeds from the offering to repay indebtedness outstanding under its revolving credit facility. In November 2013, the Company sold $400 million of 3.0% Senior Convertible Notes and intends to apply the net proceeds from the sale for general corporate purposes, which may include working capital, capital expenditures or acquisitions. Concurrently with the offering of the 3% Senior Convertible Notes, one of the Company’s wholly owned subsidiaries repurchased 2,776,200 shares of the Company’s common stock for approximately $76 million at a weighted average price per share of $27.39, excluding fees, funded with borrowings under the revolving credit facility of EGC. On April 7, 2014, EGC entered into the Seventh Amendment to the Second Amended and Restated First Lien Credit Agreement, under which the borrowing base was increased to $1,200 million from $1,087.5 million in addition to certain other items. On April 16, 2014, EGC had a borrowing base redetermination meeting with its lenders to increase the borrowing base under its revolving credit facility from $1,200 million to $1,675 million. EGC is presently awaiting response from the lenders. The pending acquisition of EPL will have a material effect on the Company’s liquidity and planned future capital expenditures as we would have incurred significant debt upon closing the pending acquisition with EPL, accordingly, we are also considering issuing $300 million of additional high yield notes to enhance liquidity. See Note 6 — Long-Term Debt of Notes to Consolidated Financial Statements in this Quarterly Report. As of March 31, 2014, we had $2,016 million in outstanding long-term debt obligations and approximately $695.2 million of available borrowing capacity under our revolving credit facility.

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

At March 31, 2014, we had $167 million in borrowings and $225.3 million in letters of credit issued under our First Lien Credit Agreement which had a borrowing base of $1,087.5 million. The March 31, 2014 principal balance of our long-term debt and related maturity dates were as follows:

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

Total capital expenditures for fiscal 2014, excluding any potential acquisition and abandonment costs, are now estimated at $760 million. Approximately 42% will be focused on development of our core properties, 23% on exploration and 16% on facilities. We intend to fund our capital expenditure program, contractual commitments, including settlement of derivative contracts, from cash on hand, cash flows from operations and borrowings under our revolving credit facility. We have just commenced our budgeting process for fiscal year 2015, we anticipate shifting more of our capital budget to development projects with less focus on exploration activities, facilities and other expenditures with the goal of maximizing the amount of cash flow available for debt reduction. For the nine months ended March 31, 2014, we have incurred approximately $574.8 million in capital expenditures. We believe our available liquidity will be sufficient to meet our funding requirements through March 31, 2015. However, future cash flows are subject to a number of variables, including the level of crude oil and natural gas production and prices. There can be no assurance that cash flow from operations or other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures. Our capital expenditures and the scope of our drilling activities for the balance of fiscal year 2014 and beyond may change as a result of several factors, including, but not limited to, changes in natural gas and oil, costs of drilling and completion, drilling results and changes in the borrowing base under the First Lien Credit Agreement. Cash flows from operations and borrowings under our revolving credit facility were used primarily to fund exploration and development expenditures during the first nine months of fiscal 2014.

Cash Flows

The following table sets forth selected historical information from our statements of cash flows:

	Nine Months Ended March 31,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$445,916	$451,545
Net cash used in investing activities	(619,553)	(733,357)
Net cash provided by financing activities	477,339	194,954
Net increase (decrease) in cash and cash equivalents	$303,702	$(86,858)

Operating Activities

Net cash provided by operating activities for the first nine months of fiscal 2014 was $445.9 million as compared to $451.5 million provided by operating activities for the first nine months of fiscal 2013. The decrease is principally due to lower net income and income related items.

Investing Activities

Our investments in properties including acquisitions were $609.9 million and $717.3 million for the nine months ended March 31, 2014 and 2013, respectively. The decrease in cash used in investing activities in comparing the first nine months of fiscal 2014 to the first nine months of fiscal 2013 was primarily due to lower investments in properties.

Financing Activities

Cash provided by financing activities was $477.3 million for the nine months ended March 31, 2014 as compared to cash provided by financing activities of $195.0 million for the nine months ended March 31, 2013, an increase of $282.3 million. During the nine months ended March 31, 2014, purchases of our common shares were $184.3 million under our share repurchase program and net proceeds from our borrowings were $692.6 million. During the nine months ended March 31, 2013, net proceeds from our borrowings were $213.5 million.

Available Credit

Constraints in the credit markets may increase the rates we are charged for utilizing these markets. Notwithstanding periodic weakness in the U. S. credit markets, we expect that our available liquidity is sufficient to meet our operating and capital requirements through March 31, 2015. Additionally, our revolving credit facility is comprised of a syndicate of large domestic and international banks, with no single lender providing more than 10% of the overall commitment amount.

Contractual Obligations

Information about contractual obligations at March 31, 2014 did not change materially, other than as disclosed in Note 6 — Long-Term Debt and Note 16 — Commitments and Contingencies of Notes to Consolidated Financial Statements in this Quarterly Report and from the disclosures in Item 7 of our 2013 Annual Report.

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

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at March 31, 2014 and from which we may incur future gains or losses from changes in market interest rates or commodity prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

At March 31, 2014, our natural gas contracts outstanding had a liability position of $1.9 million. A 10% increase in natural gas prices would reduce the fair value by approximately $3.6 million, while a 10% decrease in natural gas prices would increase the fair value by approximately $3.1 million. Also, at March 31, 2014, our crude oil contracts outstanding had an asset position of $3.6 million. A 10% increase in crude oil prices would reduce the fair value by approximately $30.3 million, while a 10% decrease in crude oil prices would increase the fair value by approximately $26.5 million. These fair value changes assume volatility based on prevailing market parameters at March 31, 2014. See Note 9 — Derivative Financial Instruments of Notes to Consolidated Financial Statements in this Quarterly Report.

Our ultimate realized gain or loss with respect to commodity price fluctuations will depend on the future exposures that arise during the period, our hedging strategies at the time and commodity prices at the time.

With the anticipated closing of EPL, we anticipate keeping the existing EPL hedges in place and then augmenting those hedges as appropriate on a go forward basis.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our variable rate debt obligations. Specifically, we are exposed to changes in interest rates as a result of borrowings under our credit facility, and the terms of our credit facility require us to pay higher interest rate margins as we utilize a larger percentage of our available borrowing base. We manage our interest rate exposure by limiting our variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on approximately

92% of our debt. As of March 31, 2014, total debt included $167 million of floating-rate debt. As a result, our period-end interest costs will fluctuate based on short-term interest rates on approximately 8% of our total debt outstanding as of March 31, 2014. A 10% change in floating interest rates on period-end floating debt balances would change quarterly interest expense by approximately $5,200. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates. However, to reduce our future exposure to changes in interest rates, we may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarterly period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our financial position or results of operations.

Litigation Related to the Merger

On March 19, 2014, an alleged EPL stockholder (the “Lopez plaintiff”) filed a class action lawsuit on behalf of EPL stockholders against EPL, its directors, Energy XXI, Energy XXI Gulf Coast, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Energy XXI (“OpCo”), and Clyde Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of OpCo (“Merger Sub” and collectively, the “defendants”). This lawsuit is styled Antonio Lopez v. EPL Oil & Gas, Inc., et al., C.A. No. 9460, in the Court of Chancery of the State of Delaware (the “Lopez lawsuit”). On April 14, 2014, another alleged EPL stockholder (the “Lewandoski plaintiff”) filed a class action lawsuit on behalf of EPL stockholders against defendants. This lawsuit is styled David Lewandoski v. EPL Oil & Gas, Inc., et al., C.A. No. 9533, in the Court of Chancery of the State of Delaware (the “Lewandoski lawsuit”). On April 23, 2014, another alleged EPL stockholder (the “Feinstein plaintiff”) filed a class action lawsuit on behalf of EPL stockholders against defendants. This lawsuit is styled Roberta Feinstein v. EPL Oil & Gas, Inc., et al., C.A. No. 9570, in the Court of Chancery of the State of Delaware (the “Feinstein lawsuit” and, together with the Lopez lawsuit and Lewandoski lawsuit, the “lawsuits”).

Plaintiffs allege a variety of causes of action challenging the Agreement and Plan of Merger between Energy XXI, OpCo, Merger Sub, and EPL (the “merger agreement”), which provides for the acquisition of EPL by Energy XXI. Plaintiffs allege that (a) EPL’s directors have allegedly breached fiduciary duties in connection with the merger and (b) Energy XXI, OpCo, Merger Sub, and EPL have allegedly aided and abetted in these alleged breaches of fiduciary duties. Plaintiffs’ causes of action are based on their allegations that (i) the merger allegedly provides inadequate consideration to EPL stockholders for their shares of EPL common stock; (ii) the merger agreement contains contractual terms — including, among others, the (A) “no solicitation,” (B) “competing proposal,” and (C) “termination fee” provisions — that will allegedly dissuade other potential acquirers from making competing offers for shares of EPL common stock; (iii) certain of EPL’s officers and directors are allegedly receiving benefits — including (A) an offer for one of EPL’s directors to join the Energy XXI board of directors and (B) the triggering of change-in-control provisions in notes held by EPL’s executive officers — that are not equally shared by EPL’s stockholders; (iv) Energy XXI required EPL’s officers and directors to agree to vote their shares of EPL common stock in favor of the merger; and (v) EPL provided, and Energy XXI obtained, non-public information that allegedly allowed Energy XXI to acquire EPL for inadequate consideration. The Lopez plaintiff also alleges that the Registration Statement filed on Form S-4 by EPL and Energy XXI on April 1, 2014 omits information concerning, among other things, (i) the events leading up to the merger, (ii) EPL’s efforts to attract offers from other potential acquirors, (iii) EPL’s evaluation of the merger; (iv) negotiations between EPL and Energy XXI, and (v) the analysis of EPL’s financial advisor. The Feinstein plaintiff also alleges that (a) certain of EPL’s officers and directors are allegedly receiving additional benefits — including (i) future coverage under the surviving company’s directors’ and officers’ liability insurance, (ii) bonuses, and (iii) consulting roles — that are not equally shared by EPL’s stockholders; and (b) the Joint Proxy Statement filed by EPL and Energy XXI on April 21, 2014 omits information concerning, among other things, (i) certain management projection metrics, (ii) the analysis of Energy XXI and EPL’s financial advisors; (iii) the events leading up to the merger, (iv) EPL’s efforts to attract offers from other potential acquirors; and (v) the aforementioned voting agreements.

Based on these allegations, plaintiffs seek to enjoin the defendants from proceeding with or consummating the merger. To the extent that the merger is consummated before injunctive relief is granted, plaintiffs seek to have the merger agreement rescinded. Plaintiffs also seek damages and attorneys’ fees.

The Lopez plaintiff has served defendants (other than Energy XXI) and is seeking expedited proceedings. Defendants date to answer, move to dismiss, or otherwise respond to the Lopez lawsuit is May 5, 2014, though this date may be changed if the Court grants expedited proceedings. The Lewandoski plaintiff and Feinstein plaintiff have not yet served the defendants. Neither Energy XXI nor EPL can predict the outcome of the lawsuits or any others that might be filed subsequent to the date of the filing of this quarterly report; nor can either Energy XXI or EPL predict the amount of time and expense that will be required to resolve the lawsuits. The defendants intend to vigorously defend the lawsuits.

ITEM 1A. Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings, could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our common stock, please see the risk factors below and refer to the section entitled “Item 1A. Risk Factors” in our 2013 Annual Report. There has been no material change in the risk factors set forth in our 2013 Annual Report other than with respect to the risk factors discussed below.

Risk Factors Relating to the Merger with EPL

The combined company’s debt may limit its financial flexibility.

On March 12, 2014, Energy XXI and EPL announced the signing of a definitive merger agreement pursuant to which Energy XXI will acquire all of EPL’s outstanding shares for total consideration of approximately $2,300 million, including approximately $1,000 million in cash, approximately 23.4 million common shares of Energy XXI and the assumption of EPL’s debt.

Energy XXI and EPL each have a significant amount of debt outstanding. As of March 12, 2014, EPL had $745 million principal amount of long-term indebtedness net of cash, including $510 million principal amount of bonds, $235 million of secured debt under its credit facility and de minimis cash. As of the same date, Energy XXI had $1,809 million principal amount of long-term indebtedness net of cash including $1,900 million principal amount of bonds, $217 million of secured debt under its credit facility, $8 million of other indebtedness, and $316 million of cash. To finance the Merger, Energy XXI has entered into a debt commitment letter pursuant to which and upon the terms and subject to the conditions set forth therein, lenders have committed to provide an aggregate of $587.5 million increase to the borrowing base under its amended revolving credit facility and to provide an aggregate of $400 million of the principal amount of the commitments under a bridge facility. Energy XXI has also committed to backstop the EPL change of control put right on EPL’s $510 million aggregate principal amount of outstanding 8.25% senior notes due in 2018. Assuming the transaction closed as of March 12, 2014, the pro-forma total principal amount of long-term indebtedness net of cash following the consummation of the Merger will be approximately $3,623 million, consisting of $2,710 million of bond financing, $1,067 million drawn on its revolver, $8 million of other indebtedness and $162 million of cash. In either case, the combined company will have significantly more long-term debt and will be highly leveraged.

In addition, the combined company may incur additional debt from time to time in connection with the financing of operations, acquisitions, recapitalizations and refinancings. The level of the combined company’s debt could have several important effects on future operations, including, among others:

•	a significant portion of the combined company’s cash flow from operations may be applied to the payment of principal and interest on the debt and will not be available for other purposes;
•	covenants contained in the combined company’s existing and future debt arrangements may require the combined company to meet financial tests that may affect its flexibility in planning for and reacting to changes in its business, including possible acquisition opportunities;
•	the combined company’s ability to obtain additional financing for capital expenditures, acquisitions, general corporate and other purposes may be limited or burdened by increased costs or more restrictive covenants;
•	the combined company may be at a competitive disadvantage to similar companies that have less debt;

•	the combined company’s vulnerability to adverse economic and industry conditions may increase; and
•	the combined company may face limitations on its flexibility to plan for and react to changes in its business and the industries in which it operates.

The failure to integrate successfully the businesses of Energy XXI and EPL in the expected timeframe would adversely affect the combined company’s future results following the merger.

The merger involves the integration of two companies that currently operate independently. The success of the merger will depend, in large part, on the ability of the combined company following the merger to realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from combining the businesses of Energy XXI and EPL. To realize these anticipated benefits, the businesses of Energy XXI and EPL must be successfully integrated. This integration will be complex and time-consuming. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company not achieving the anticipated benefits of the merger.

Potential difficulties that may be encountered in the integration process include the following:

•	the inability to successfully integrate the businesses of Energy XXI and EPL in a manner that permits the combined company to achieve the full benefit of synergies, cost savings and operational efficiencies that are anticipated to result from the merger;
•	complexities associated with managing the larger, more complex, combined business;
•	complexities associated with integrating the workforces of the two companies;
•	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the merger, including one-time cash costs to integrate the two companies that may exceed the anticipated range of such one-time cash costs that Energy XXI and EPL estimated as of the date of execution of the merger agreement;
•	difficulty or inability to refinance the debt of the combined company or comply with the covenants thereof;
•	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the merger and integrating the companies’ operations; and
•	the disruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies.

Any of these difficulties in successfully integrating the businesses of Energy XXI and EPL, or any delays in the integration process, could adversely affect the combined company’s ability to achieve the anticipated benefits of the merger and could adversely affect the combined company’s business, financial results, financial condition and stock price. Even if the combined company is able to integrate the business operations of Energy XXI and EPL successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that Energy XXI and EPL currently expect from this integration or that these benefits will be achieved within the anticipated time frame.

The future results of the combined company will suffer if the combined company does not effectively manage its expanded operations following the merger.

Following the merger, the size of the business of the combined company will increase significantly beyond the current size of either Energy XXI’s or EPL’s business. The combined company’s future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements and other benefits currently anticipated from the merger.

The combined company is expected to incur substantial expenses related to the merger and the integration of Energy XXI and EPL.

The combined company is expected to incur substantial expenses in connection with the merger and the integration of Energy XXI and EPL. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, billing, payroll, pricing, revenue management, maintenance, marketing and benefits. While Energy XXI and EPL have assumed that a certain level of expenses would be incurred, there are many factors beyond their control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses likely will result in the combined company taking significant charges against earnings following the completion of the merger, and the amount and timing of such charges are uncertain at present.

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

ENERGY XXI (BERMUDA) LIMITED

By:	/S/ DAVID WEST GRIFFIN David West Griffin Duly Authorized Officer and Chief Financial Officer
By:	/S/ HUGH A. MENOWN Hugh A. Menown Duly Authorized Officer and Senior Vice President, Chief Accounting Officer and Chief Information Officer

Date: May 1, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following
2.1	Agreement and Plan of Merger among Energy XXI (Bermuda) Limited, Energy XXI Gulf Coast, Inc., Clyde Merger Sub, Inc. and EPL Oil & Gas, Inc., dated as of March 12, 2014	2.1 to the Company’s Form 8-K filed on March 13, 2013
3.1	Altered Memorandum of Association of Energy XXI (Bermuda) Limited	3.1 to the Company’s Form 8-K filed on November 9, 2011
3.2	Bye-Laws of Energy XXI (Bermuda) Limited	3.2 to the Company’s Form 8-K filed on November 9, 2011
10.1	Form of Energy XXI Voting Agreement, dated as of March 12, 2014	10.1 to the Company’s Form 8-K filed on March 13, 2013
10.2	Form of EPL Oil & Gas Voting Agreement, dated as of March 12, 2014	10.2 to the Company’s Form 8-K filed on March 13, 2013
10.3	Seventh Amendment to Second Amended and Restated First Lien Credit Agreement dated as of April 7, 2014	10.1 to the Company’s Form 8-K filed on April 7, 2014
10.4	Consulting Agreement, dated as of April 15, 2014, by and between Energy XXI (Bermuda) Limited and Gary C. Hanna	10.28 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed on April 15, 2014
10.5	Consulting Agreement, dated as of April 15, 2014, by and between Energy XXI (Bermuda) Limited and T.J. Thom	10.29 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed on April 15, 2014
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document