Form 10-Q
period 2014-09-30
Energy XXI Ltd
filed 2014-11-06
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-33628

ENERGY XXI LTD

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

As of October 31, 2014, there were 93,869,865 shares outstanding of the registrant’s common stock, par value $0.005 per share.

ENERGY XXI LTD

i

GLOSSARY OF TERMS

Below is a list of terms that are common to our industry and used throughout this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (“Quarterly Report”):

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

Field is an area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition. For a complete definition of a field, refer to Rule 4-10(a) (8) of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).

Formation is a stratum of rock that is recognizable from adjacent strata consisting mainly of a certain type of rock or combination of rock types with thickness that may range from less than two feet to hundreds of feet.

Gathering and transportation costs are the costs incurred to move crude oil from several wells into a single tank battery or major pipeline.

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

Seismic is an exploration method of sending energy waves or sound waves into the earth and recording the wave reflections to indicate the type, size, shape and depth of subsurface rock formations. 2-D seismic provides two-dimensional information and 3-D seismic provides three-dimensional pictures.

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

Workover refers to operations on a producing well to restore or increase production and such costs are expensed. If the operations add new proved reserves, such costs are capitalized.

Zone is a stratigraphic interval containing one or more reservoirs.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to those summarized below:

•	our business strategy;
•	our financial position;
•	the extent to which we are leveraged;
•	our cash flow and liquidity;
•	our ability to successfully integrate the operations of EPL Oil & Gas, Inc. (“EPL”) with our operations;
•	declines in the prices we receive for our oil and gas which would affect our operating results and cash flows;
•	economic slowdowns that can adversely affect consumption of oil and gas by businesses and consumers;
•	uncertainties in estimating our oil and gas reserves;
•	replacing our oil and gas reserves;
•	uncertainties in exploring for and producing oil and gas;
•	our inability to obtain additional financing necessary to fund our operations, capital expenditures, and to meet our other obligations;
•	our ability to make acquisitions and to integrate acquisitions;
•	our ability to establish production on our acreage prior to the expiration of related leaseholds;
•	availability of drilling and production equipment, field service providers and transportation;
•	disruption of operations and damages due to hurricanes or tropical storms;
•	availability, cost and adequacy of insurance coverage;
•	competition in the oil and gas industry;
•	our inability to retain and attract key personnel;

•	the effects of government regulation and permitting and other legal requirements;
•	costs associated with perfecting title for mineral rights in some of our properties; and
•	estimates of proved reserve quantities and net present values of those reserves.

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (the “2014 Annual Report”).

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

ENERGY XXI LTD
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)

	September 30, 2014	June 30, 2014
	(Unaudited)
Current Assets
Cash and cash equivalents	$119,500	$145,806
Accounts receivable
Oil and natural gas sales	145,821	167,075
Joint interest billings	14,426	12,898
Insurance and other	5,615	5,438
Prepaid expenses and other current assets	64,631	72,530
Deferred income taxes	24,587	52,587
Derivative financial instruments	23,815	1,425
Total Current Assets	398,395	457,759
Property and Equipment
Oil and natural gas properties – full cost method of accounting, including $1,167.6 million and $1,165.7 million of unevaluated properties not being amortized at September 30, 2014 and June 30, 2014, respectively	6,637,292	6,524,602
Other property and equipment	23,400	19,760
Total Property and Equipment, net of accumulated depreciation, depletion, amortization and impairment	6,660,692	6,544,362
Other Assets
Goodwill	329,293	329,293
Derivative financial instruments	6,713	3,035
Equity investments	40,320	40,643
Restricted Cash	325	6,350
Other assets and debt issuance costs, net of accumulated amortization	60,845	57,394
Total Other Assets	437,496	436,715
Total Assets	$7,496,583	$7,438,836
LIABILITIES
Current Liabilities
Accounts payable	$472,108	$417,776
Accrued liabilities	115,509	133,526
Notes payable	19,368	21,967
Asset retirement obligations	79,614	79,649
Derivative financial instruments	1,446	31,957
Current maturities of long-term debt	15,612	15,020
Total Current Liabilities	703,657	699,895
Long-term debt, less current maturities	3,800,417	3,744,624
Deferred income taxes	685,121	701,038
Asset retirement obligations	482,339	480,185
Derivative financial instruments	—	4,306
Other liabilities	8,009	10,958
Total Liabilities	5,679,543	5,641,006

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI LTD
CONSOLIDATED BALANCE SHEETS – (continued)
(In Thousands, except share information)

	September 30, 2014	June 30, 2014
	(Unaudited)
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Preferred stock, $0.001 par value, 7,500,000 shares authorized at September 30, 2014 and June 30, 2014, respectively
7.25% Convertible perpetual preferred stock, 8,000 shares issued and outstanding at September 30, 2014 and June 30, 2014, respectively	—	—
5.625% Convertible perpetual preferred stock, 812,760 shares issued and outstanding at September 30, 2014 and June 30, 2014, respectively	1	1
Common stock, $0.005 par value, 200,000,000 shares authorized and 93,867,405 and 93,719,570 shares issued and outstanding at September 30, 2014 and June 30, 2014, respectively	469	468
Additional paid-in capital	1,841,457	1,837,462
Accumulated deficit	(40,165)	(19,626)
Accumulated other comprehensive income (loss), net of income taxes	15,278	(20,475)
Total Stockholders’ Equity	1,817,040	1,797,830
Total Liabilities and Stockholders’ Equity	$7,496,583	$7,438,836

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI LTD
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Revenues
Crude oil sales	$368,501	$289,229
Natural gas sales	34,730	35,363
Total Revenues	403,231	324,592
Costs and Expenses
Lease operating	142,585	85,763
Production taxes	3,093	1,398
Gathering and transportation	9,188	5,345
Depreciation, depletion and amortization	161,266	100,216
Accretion of asset retirement obligations	12,819	7,326
General and administrative expense	26,424	23,672
(Gain) loss on derivative financial instruments	(3,283)	1,441
Total Costs and Expenses	352,092	225,161
Operating Income	51,139	99,431
Other Income (Expense)
Income (loss) from equity method investees	881	(1,793)
Other income – net	951	522
Interest expense	(66,263)	(29,685)
Total Other Expense	(64,431)	(30,956)
Income (Loss) Before Income Taxes	(13,292)	68,475
Income Tax Expense (Benefit)	(6,889)	25,336
Net Income (Loss)	(6,403)	43,139
Preferred Stock Dividends	2,872	2,873
Net Income (Loss) Available for Common Stockholders	$(9,275)	$40,266
Earnings (Loss) per Share
Basic	$(0.10)	$0.53
Diluted	$(0.10)	$0.51
Weighted Average Number of Common Shares Outstanding
Basic	93,833	75,782
Diluted	93,833	84,073

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI LTD
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months September 30,
	2014	2013
Net Income (Loss)	$(6,403)	$43,139
Other Comprehensive Income (Loss)
Crude Oil and Natural Gas Cash Flow Hedges
Unrealized change in fair value net of ineffective portion	56,993	(22,971)
Effective portion reclassified to earnings during the period	(1,988)	(7,348)
Total Other Comprehensive Income (Loss)	55,005	(30,319)
Income Tax (Expense) Benefit	(19,252)	10,611
Net Other Comprehensive Income (Loss)	35,753	(19,708)
Comprehensive Income	$29,350	$23,431

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$(6,403)	$43,139
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	161,266	100,216
Deferred income tax expense (benefit)	(7,169)	22,480
Change in derivative financial instruments
Proceeds from derivative instruments	3,364	—
Other – net	(5,938)	(2,357)
Accretion of asset retirement obligations	12,819	7,326
Loss (income) from equity method investees	(881)	1,793
Amortization and write-off of debt issuance costs and other	5,277	1,455
Stock-based compensation	1,779	3,532
Changes in operating assets and liabilities
Accounts receivable	23,313	(2,131)
Prepaid expenses and other current assets	7,661	(6,270)
Settlement of asset retirement obligations	(14,907)	(18,063)
Accounts payable and accrued liabilities	23,769	(43,221)
Net Cash Provided by Operating Activities	203,950	107,899
Cash Flows from Investing Activities
Acquisitions	(287)	(15)
Capital expenditures	(280,010)	(198,358)
Change in equity method investments	1,282	(16,694)
Proceeds from the sale of properties	6,947	1,748
Other	(80)	(51)
Net Cash Used in Investing Activities	(272,148)	(213,370)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	2,217	3,267
Repurchase of company common stock	—	(35,210)
Dividends to shareholders – common	(11,264)	(9,096)
Dividends to shareholders – preferred	(2,872)	(2,873)
Proceeds from long-term debt	510,120	1,040,697
Payments on long-term debt	(454,042)	(865,231)
Debt issuance costs	(2,250)	(8,720)
Other	(17)	(1)
Net Cash Provided by Financing Activities	41,892	122,833
Net Increase (Decrease) in Cash and Cash Equivalents	(26,306)	17,362
Cash and Cash Equivalents, beginning of period	145,806	—
Cash and Cash Equivalents, end of period	$119,500	$17,362

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization and Summary of Significant Accounting Policies

Nature of Operations.  Energy XXI Ltd (“Energy XXI”) was incorporated in Bermuda on July 25, 2005. With our principal operating subsidiary headquartered in Houston, Texas, we are engaged in the acquisition, exploration, development and operation of oil and natural gas properties onshore in Louisiana and Texas and in the Gulf of Mexico Shelf (“GoM Shelf”). Energy XXI is the largest publicly traded independent operator on the GoM Shelf operating seven of the largest GoM Shelf fields.

At the Annual General Meeting of our Shareholders held on November 4, 2014, our Shareholders approved changing the name of the Company from Energy XXI (Bermuda) Limited to Energy XXI Ltd and authorized our Board of Directors, at its discretion, to effect a cancellation of the admission of our common shares, par value $0.005 per share to the Alternative Investment Market of the London Stock Exchange (“AIM”), to be effective any time on or before March 13, 2015.

References in this report to “us,” “we,” “our,” “the Company,” or “Energy XXI” are to Energy XXI Ltd and its wholly-owned subsidiaries. We use the equity method of accounting for investments in entities that we do not control, but over which we exert significant influence.

Principles of Consolidation and Reporting.  The accompanying consolidated financial statements include the accounts of Energy XXI and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). All significant intercompany transactions have been eliminated in consolidation.

Interim Financial Statements.  The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2014 Annual Report.

Use of Estimates.  The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates of proved reserves are key components of our depletion rate for our proved oil and natural gas properties and the full cost ceiling test limitation. Accordingly, our accounting estimates require exercise of judgment by management in preparing such estimates. While we believe that the estimates and assumptions used in preparation of our consolidated financial statements are appropriate, actual results could differ from those estimates, and any such differences may be material.

Note 2 — Recent Accounting Pronouncements

In July 2013 the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU-2013-11). ASU 2013-11 clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is

ENERGY XXI LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Recent Accounting Pronouncements  – (continued)

effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. We have no unrecognized tax benefits as defined in the literature; as such, issuance of ASU 2013-11 has no effect on our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on our consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the provisions of ASU 2014-15 and assessing the impact, if any, it may have on our consolidated financial position, results of operations or cash flows.

Note 3 — Acquisitions and Dispositions

Black Elk Interest

On December 20, 2013, we closed on the acquisition of certain offshore Louisiana interests in West Delta 30 field (“West Delta 30 Interests”) from Black Elk Energy Offshore Operations, LLC for a total cash consideration of $10.4 million. This acquisition was effective as of October 1, 2013. We are the operator of these properties.

Revenues and expenses related to the West Delta 30 Interests are included in our consolidated statements of operations from December 20, 2013. The acquisition of West Delta 30 Interests was accounted for under the acquisition method of accounting. Transaction, transition and integration costs associated with this acquisition were expensed as incurred. The following table presents the preliminary purchase price allocation to the assets acquired and liabilities assumed, based on their fair values on December 20, 2013 (in thousands):

Oil and natural gas properties – evaluated	$15,821
Oil and natural gas properties – unevaluated	6,586
Asset retirement obligations	(10,503)
Net working capital*	(1,500)
Cash paid	$10,404

*	Net working capital includes payables.

Walter Oil & Gas Corporation oil and gas properties interests acquisition

On March 7, 2014, we closed on the acquisition of certain interests in the South Timbalier 54 Block (“South Timbalier 54 Interests”) from Walter Oil & Gas Corporation for a total cash consideration of approximately $22.8 million. This acquisition was effective as of January 1, 2014 and we are the operator of these properties.

Revenues and expenses related to the South Timbalier 54 Interests are included in our consolidated statements of operations from March 7, 2014. The acquisition of South Timbalier 54 Interests was accounted for under the acquisition method of accounting. Transaction, transition and integration costs associated with

ENERGY XXI LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Acquisitions and Dispositions  – (continued)

this acquisition were expensed as incurred. The following table presents the preliminary purchase price allocation to the assets acquired and liabilities assumed, based on their fair values on March 7, 2014 (in thousands):

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

The area of mutual interest under this Exploration Agreement includes several salt domes within a 135 block area. Our share of cost to acquire seismic data over a two-year seismic shoot phase is currently estimated to be approximately $37.5 million of which approximately $33.7 million was incurred through September 30, 2014. Drilling on the first well commenced in May 2013 on the southern flank of the salt dome, penetrating eight oil sands and one gas bearing sand. In February 2014 we commenced drilling an offset well which also encountered multiple hydrocarbon bearing sands. Presently both the wellbores have been suspended for future utility and we expect to complete 3D wide azimuth (“WAZ”) seismic data analysis in December 2014. As of September 30, 2014, our share of costs related to these wells was approximately $28.6 million.

Acquisition of EPL Oil & Gas, Inc. (“EPL”)

We acquired EPL on June 3, 2014 (the “EPL Acquisition”). The acquisition was accounted for under the acquisition method, with Energy XXI as the acquirer. EPL is now a wholly-owned subsidiary of Energy XXI Gulf Coast, Inc. (“EGC”). Subsequent to the merger, we elected to change EPL’s fiscal year end to June 30 to coincide with our fiscal year end.

In the EPL acquisition, each EPL stockholder had the right to elect to receive, for each share of EPL common stock held by that stockholder, $39.00 in cash (“Cash Election”), or 1.669 shares of Energy XXI common stock (“Stock Election”) or a combination of $25.35 in cash and 0.584 of a share of Energy XXI common stock (“Mixed Election”) and collectively the (“Merger Consideration”), subject to proration with respect to the Stock Election and the Cash Election so that approximately 65% of the aggregate Merger Consideration was paid in cash and approximately 35% was paid in Energy XXI common stock. Accordingly, EPL stockholders making a timely Cash Election received $25.92 in cash and 0.5595 of a share of Energy XXI common stock for each EPL common share. Under the merger agreement, EPL stockholders who did not make an election prior to the May 30th deadline were treated as having made a Mixed Election. In addition to the outstanding EPL shares shown below, each outstanding stock option to purchase shares of EPL common stock was deemed exercised pursuant to a cashless exercise and was converted into the right to receive the cash portion of the Merger Consideration pursuant to the Cash Election, without being subject to proration. As a result, in accordance with the merger agreement, 836,311 net exercise shares were converted into $39.00 in

ENERGY XXI LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Acquisitions and Dispositions  – (continued)

cash, without proration. Based on the final results of the Merger Consideration elections and as set forth in the merger agreement, we issued 23.3 million shares of our common stock and paid approximately $1,012 million in cash.

The following table summarizes the preliminary purchase price allocation for EPL as of June 3, 2014 (in thousands):

	EPL Historical	Fair Value Adjustment	Total
	(Unaudited)
Current assets (excluding deferred income taxes)	$301,592	$1,274	$302,866
Oil and natural gas properties(a)
Evaluated (Including net ARO assets)	1,919,699	112,624	2,032,323
Unevaluated	41,896	859,886	901,782
Other property and equipment	7,787	—	7,787
Other assets	16,227	(9,002)	7,225
Current liabilities (excluding ARO)	(314,649)	(2,058)	(316,707)
ARO (current and long-term)	(260,161)	(13,211)	(273,372)
Debt (current and long-term)	(973,440)	(52,967)	(1,026,407)
Deferred income taxes(b)	(118,359)	(340,645)	(459,004)
Other long-term liabilities	(2,242)	797	(1,445)
Total fair value, excluding goodwill	618,350	556,698	1,175,048
Goodwill(c),(d)	—	329,293	329,293
Less cash acquired			206,075
Total purchase price	$618,350	$885,991	$1,298,266

(a)	EPL oil and gas properties were accounted for under the successful efforts method of accounting prior to the merger. After the merger, we are accounting for these oil and gas properties under the full cost method of accounting, which is consistent with our accounting policy.
(b)	Deferred income taxes have been recognized based on the estimated fair value adjustments to net assets using a 37% tax rate, which reflected the 35% federal statutory rate and a 2% weighted-average of the applicable statutory state tax rates (net of federal benefit).
(c)	At September 30, 2014, we conducted a qualitative goodwill impairment assessment by examining relevant events and circumstances that could have a negative impact on our goodwill, such as macroeconomic conditions, industry and market conditions, cost factors that have a negative effect on earnings and cash flows, overall financial performance, dispositions and acquisitions, and any other relevant events or circumstances. After assessing the relevant events and circumstances for the qualitative impairment assessment, we determined that performing a quantitative goodwill impairment test was unnecessary, and no goodwill impairment was recognized.
(d)	On April 2, 2013, EPL sold certain shallow water GoM shelf oil and natural gas interests located within the non-operated Bay March and field to Chevron U.S.A. Inc. (“Chevron”) with an effective date of January 1, 2013. In September 2014, we were informed by Chevron that the final settlement statement did not reflect a portion of the related production in the months of January 2013 and February 2013 totaling to approximately $2.1 million. After review of relevant supporting documents, we agreed to reimburse Chevron approximately $2.1 million. This resulted in an increase in liabilities assumed in the EPL Acquisition and a corresponding increase in goodwill of approximately $2.1 million; accordingly the June 30, 2014 comparative information is retrospectively adjusted to increase the value of goodwill.

Costs associated with the EPL Acquisition totaled $13.6 million in the year ended June 30, 2014. EPL’s operating revenues and net income of $174.1 million and $10.7 million for the quarter ended September 30, 2014 are included in the Consolidated Statement of Operations for the quarter ended September 30, 2014.

ENERGY XXI LTD
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

Goodwill arose subsequent to the EPL Acquisition primarily because the combined company resulted in a significantly increased enterprise value and this increased scale provided us with opportunities to increase our equity market liquidity, lower insurance costs, achieve operating efficiencies by utilizing EPL’s existing infrastructure and lower costs through optimization of offshore transport vehicles and consolidation of shore bases, lowering general and administrative functions by consolidating corporate support functions and utilizing complementary strengths and expertise of the technical staff of the two companies to timely identify and drill prospects. We can utilize the latest drilling and seismic acquisition technologies, namely dump-floods, horizontal drilling, WAZ and Full Azimuth Nodal (“FAN”) seismic technologies licensed by EPL, that enhance production and assist in identifying deep-seated structures in the shallow waters over a significantly broader asset portfolio concentrated in the GoM Shelf. In addition, goodwill also resulted from the requirement to recognize deferred taxes on the difference between the fair value and the tax basis of the acquired assets.

Sales of Oil and Natural Gas properties interests

On April 1, 2014, Energy XXI GOM, LLC (“EXXI GOM”), our wholly owned indirect subsidiary closed on the sale of its interests in Eugene Island 330 and South Marsh Island 128 fields to M21K, LLC, which is a wholly owned subsidiary of our equity method investee, Energy XXI M21K, LLC (“EXXI M21K”), for cash consideration of approximately $122.9 million. Revenues and expenses related to these two fields were included in our results of operations through March 31, 2014. The proceeds were recorded as a reduction to our oil and natural gas properties with no gain or loss being recognized. The net reduction to the full cost pool related to this sale was $124.4 million.

On June 3, 2014, EXXI GOM, closed on the sale of its 100% interests in South Pass 49 field to EPL, which is our wholly owned indirect subsidiary, for cash consideration of approximately $230 million. As this transaction is between our two wholly owned indirect subsidiaries, there is no impact on a consolidated basis to our revenues and expenses or the full cost pool related to this transaction.

ENERGY XXI LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 — Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2014	June 30, 2014
Oil and gas properties
Proved properties	$8,518,475	$8,247,352
Less: accumulated depreciation, depletion, amortization and impairment	3,048,820	2,888,451
Proved properties	5,469,655	5,358,901
Unevaluated properties	1,167,637	1,165,701
Oil and gas properties	6,637,292	6,524,602
Other property and equipment	44,051	39,272
Less: accumulated depreciation	20,651	19,512
Other property and equipment	23,400	19,760
Total property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$6,660,692	$6,544,362

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

Exploratory wells in progress include $197.7 million in costs related to our participation with Freeport-McMoRan, Inc. who operates several prospects in the ultra-deep shelf and onshore area in the Gulf of Mexico. Activities related to certain of these well operations are controlled by the operator and these wells may have continued drilling and completion activities or, may require development of specialized equipment necessary to complete and test these wells for production.

As of September 30, 2014, the costs associated with our major projects and their status was as follows (in millions):

Project Name	Cost	Status
Davy Jones Facilities	$22.0	Facilities cost in Davy Jones field for well operations.
Davy Jones Offset Appraisal Well	70.2	Davy Jones Offset Appraisal Well is awaiting test of Wilcox sands.
Blackbeard East	51.4	Plans to complete into the Miocene Sands in late 2015.
Lomond North	54.1	Completion operations in progress to test lower Wilcox and Cretaceous objectives
Total	$197.7

Note 5 — Equity Method Investments

20% interest in Energy XXI M21K, LLC

We own a 20% interest in EXXI M21K, which engages in the acquisition, exploration, development and operation of oil and natural gas properties offshore in the Gulf of Mexico, through its wholly owned subsidiary, M21K, LLC (“M21K”).

Since its inception in February 2012, M21K has completed three acquisitions for aggregate cash consideration of approximately $328.9 million. In July 2012, it acquired oil and gas interests from EP Energy E&P Company, L.P. for approximately $80.4 million. In August 2013, it acquired oil and gas interests from LLOG Exploration Offshore, L.L.C. for approximately $80.8 million and in April 2014, it acquired oil and gas interests from EXXI GOM for approximately $122.9 million.

ENERGY XXI LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Equity Method Investments  – (continued)

EXXI M21K is a guarantor of a $100 million first lien credit facility agreement entered into by M21K. We have provided a guarantee related to the payment of asset retirement obligations and other liabilities by M21K related to the three acquisitions noted above. Further, Energy XXI Gulf Coast, Inc. (“EGC”), an indirect wholly owned subsidiary of Energy XXI receives a management fee from M21K for providing administrative assistance in carrying out its operations. See Note 14 — Related Party Transactions of Notes to Consolidated Financial Statements in this Quarterly Report.

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

As of September 30, 2014, our investment in EXXI M21K was approximately $40.3 million and for the three months ended September 30, 2014 and 2013, we had equity income of $0.9 million and had incurred an equity loss of $0.6 million, respectively.

80% interest in Ping Energy XXI Limited (“Ping Energy”)

On October 18, 2013, Energy XXI International Limited (“EXXI International”) amended the Joint Development Agreement (“JDA”) and increased its ownership interest to 80% from 49% in Ping Energy, subsequent to which all the operations in Ping Energy were consolidated in our financial statements, effective October 1, 2013. In January 2014, EXXI International terminated the JDA with Ping Energy and is in the process of dissolving Ping Energy.

Subsequent to our EPL Acquisition, as disclosed in Note 3 — Acquisitions and Dispositions of Notes to Consolidated Financial Statements in this Quarterly Report, we have no present intention to pursue any international opportunities to acquire exploratory, development or producing oil and natural gas properties.

Note 6 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2014	June 30, 2014
Revolving credit facility	$748,264	$689,000
9.25% Senior Notes due 2017	750,000	750,000
8.25% Senior Notes due 2018	510,000	510,000
7.75% Senior Notes due 2019	250,000	250,000
7.5% Senior Notes due 2021	500,000	500,000
6.875% Senior Notes due 2024	650,000	650,000
3.0% Senior Convertible Notes due 2018	400,000	400,000
Original issue discount, 3.0% Senior Convertible Notes due 2018	(54,259)	(57,014)
4.14% Promissory Note due 2017	4,670	4,774
Debt premium, 8.25% Senior Notes due 2018(1)	38,033	40,566
Derivative instruments premium financing	18,044	21,000
Capital lease obligations	1,277	1,318
Total debt	3,816,029	3,759,644
Less current maturities	15,612	15,020
Total long-term debt	$3,800,417	$3,744,624

(1)	Represents unamortized premium on the 8.25% Senior Notes assumed in the EPL Acquisition.

ENERGY XXI LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Long-Term Debt  – (continued)

Maturities of long-term debt as of September 30, 2014 are as follows (in thousands):

Twelve Months Ended September 30,
2015	$15,612
2016	4,227
2017	755
2018	2,049,694
2019	595,741
Thereafter	1,150,000
Total	$3,816,029

Revolving Credit Facility

The second amended and restated first lien credit agreement (“First Lien Credit Agreement”) was entered into by EGC in May 2011 and underwent its Ninth Amendment on September 5, 2014. This facility, as amended, has a borrowing base of $1,500 million and lender commitments of $1,700 million and matures on April 9, 2018, provided that the facility will accelerate if the 9.25% Senior Notes are not retired or refinanced by June 15, 2017 or the 8.25% Senior Notes are not retired or refinanced by August 15, 2017. Borrowings are limited to a borrowing base based on oil and gas reserve values which are re-determined on a periodic basis. Currently, the facility bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate (“LIBOR”), plus applicable margins ranging from 1.75% to 2.75% or an alternate base rate, based on the federal funds effective rate plus applicable margins ranging from 0.75% to 1.75%. The revolving credit facility is secured by mortgages on at least 85% of the value of our proved reserves. Under the First Lien Credit Agreement, EGC is allowed to pay us a limited amount of distributions, subject to certain terms and conditions. The First Lien Credit Agreement, as amended, requires the consolidated EGC to maintain certain financial covenants. Specifically, as of the end of each fiscal quarter, EGC may not permit the following: (a) EGC’s total leverage ratio to be more than 4.25 to 1.0 through the quarter ending March 31, 2015 and 4.0 to 1.0 from the quarter ending June 30, 2015 and beyond, (b) EGC’s interest coverage ratio to be less than 3.0 to 1.0, (c) EGC’s current ratio to be less than 1.0 to 1.0, and (d) EGC’s secured debt leverage ratio to be more than 1.75 to 1.0 through the quarter ending March 31, 2015 and 1.5 to 1.0 from the quarter ending June 30, 2015 and beyond (in each case as defined in our First Lien Credit Agreement). In addition, EGC is subject to various other covenants including, but not limited to, those limiting its ability to declare and pay dividends or other payments, its ability to incur debt, restrictions on change of control, the ability to enter into certain hedging agreements, as well as a covenant to maintain John D. Schiller, Jr. in his current executive position, subject to certain exceptions in the event of his death or disability.

As of September 30, 2014, EGC was in compliance with all covenants and had $748.3 million in borrowings and $226 million in letters of credit issued under our First Lien Credit Agreement.

High Yield Facilities

8.25% Senior Notes Due 2018

On June 3, 2014, EGC assumed the 8.25% senior notes due 2018 (the “8.25% Senior Notes”) in the EPL Acquisition, which consist of $510 million in aggregate principal amount issued under an indenture dated as of February 14, 2011 (the “2011 Indenture”). The 8.25% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis initially by each of EPL’s existing direct and indirect domestic subsidiaries. The 8.25% Senior Notes will mature on February 15, 2018. On April 18, 2014, EPL entered into a supplemental indenture (the “Supplemental Indenture”) to the 2011 Indenture, by and among EPL, the guarantors party thereto, and U.S. Bank National Association, as trustee, governing EPL’s 8.25% Senior Notes. EPL entered into the Supplemental Indenture after the receipt of consents from the requisite holders of the 8.25% Senior Notes in accordance with the terms and conditions of the Consent

ENERGY XXI LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Long-Term Debt  – (continued)

Solicitation Statement dated April 7, 2014, pursuant to which we had solicited consents (the “Consent Solicitation”) from the holders of the 8.25% Senior Notes to make certain proposed amendments to certain definitions set forth in the Indenture (the “Proposed COC Amendments”), as reflected in the Supplemental Indenture. The Consent Solicitation was made as permitted by the merger agreement. On April 18, 2014, we had received valid consents from holders of an aggregate principal amount of $484.1 million of the 8.25% Senior Notes and that those consents had not been revoked prior to the consent time. As a result, the requisite holders of the 8.25% Senior Notes had consented to the Proposed COC Amendments, upon the terms and subject to the conditions set forth in the Consent Solicitation Statement. Accordingly, EPL, the guarantors party thereto and the Trustee entered into the Supplemental Indenture. Subject to the terms and conditions set forth in the Statement, we paid an aggregate cash payment equal to $2.50 per $1,000 principal amount of 8.25% Senior Notes for which consents to the Proposed COC Amendments were validly delivered and unrevoked. The 8.25% Senior Notes are callable at 104.125% starting February 15, 2015 with such premium declining to zero by February 15, 2017.

EGC believes that the fair value of the $510 million of 8.25% Senior Notes outstanding as of September 30, 2014 was $519.1 million based on quoted prices and the market is not an active market; therefore, the fair value is classified within Level 2.

6.875% Senior Notes Due 2024

On May 27, 2014, EGC issued $650 million face value of 6.875%, unsecured senior notes due March 15, 2024 at par (the “6.875% Senior Notes”). Presently, the 6.875% Senior Notes are not registered under the Securities Act of 1933, as amended (the “Securities Act”), however EGC and its guarantors have agreed, pursuant to a registration rights agreement with the initial purchasers of the 6.875% Senior Notes, to file a registration statement with the Securities and Exchange Commission (“SEC”) with respect to an offer to exchange a new series of freely tradable notes having substantially identical terms as the 6.875% Senior Notes and use its reasonable best efforts to cause that registration statement to be declared effective within 365 days after the issue date of the 6.875% Senior Notes. EGC incurred underwriting and direct offering costs of approximately $11 million which have been capitalized and will be amortized over the life of the 6.875% Senior Notes.

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

ENERGY XXI LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Long-Term Debt  – (continued)

EGC believes that the fair value of the $650 million of 6.875% Senior Notes outstanding as of September 30, 2014 was $617.5 million based on quoted prices and the market is not an active market; therefore, the fair value is classified within Level 2.

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

For accounting purposes, the $400 million aggregate principal amount of 3.0% Senior Convertible Notes for which we received cash was recorded at fair market value by applying the implied straight debt rate of 6.75% to allocate the proceeds between the debt component and the convertible equity component of the 3.0% Senior Convertible Notes. Based on applying the implied straight debt rate, the $400 million aggregate principal amount of the 3.0% Senior Convertible Notes was recorded at $336.6 million and the $63.4 million original issue discount will be amortized as an increase in interest expense over the life of the 3.0% Senior Convertible Notes.

ENERGY XXI LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Long-Term Debt  – (continued)

The Company believes that the fair value of the $400 million of 3.0% Senior Convertible Notes, net of the equity conversion feature, as of September 30, 2014 was $326.5 million based on quoted prices. The market is not an active market; therefore, the fair value is classified within Level 2.

7.5% Senior Notes Due 2021

On September 26, 2013, EGC issued $500 million face value of 7.5%, unsecured senior notes due December 15, 2021 at par (the “7.5% Senior Notes”). In April 2014, we filed Amendment No. 1 to the registration statement for an offer to exchange the 7.5% Senior Notes with a new series of freely tradable notes having substantially identical terms as the 7.5% Senior Notes with the SEC. The registration statement was declared effective by the SEC on April 25, 2014 and we completed the exchange on May 23, 2014. EGC incurred underwriting and direct offering costs of $8.6 million which have been capitalized and will be amortized over the life of the 7.5% Senior Notes.

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

The indenture governing the 7.5% Senior Notes limits, among other things, EGC’s ability and the ability of our restricted subsidiaries to transfer or sell assets, make loans or investments, pay dividends, redeem subordinated indebtedness or make other restricted payments, incur or guarantee additional indebtedness or issue disqualified capital stock, create or incur certain liens, incur dividend or other payment restrictions affecting certain subsidiaries, consummate a merger, consolidation or sale of all or substantially all of our assets, enter into transactions with affiliates and engage in business other than the oil and gas business.

EGC believes that the fair value of the $500 million of 7.5% Senior Notes outstanding as of September 30, 2014 was $494.3 million based on quoted prices and the market is not an active market; therefore, the fair value is classified within Level 2.

9.25% Senior Notes Due 2017

On December 17, 2010, EGC issued $750 million face value of 9.25%, unsecured senior notes due December 15, 2017 at par (the “9.25% Old Senior Notes”). It exchanged $749 million aggregate principal of the 9.25% Old Senior Notes for $749 million aggregate principal amount of newly issued notes (the “9.25% Senior Notes”) registered under the Securities Act, on July 8, 2011. The 9.25% Senior Notes bear identical terms and conditions as the 9.25% Old Senior Notes. The trading restrictions on the remaining $1 million face value of the 9.25% Old Senior Notes were lifted on December 17, 2011.

The 9.25% Senior Notes are callable at 104.625% starting December 15, 2014, with such premium declining to zero by December 15, 2016. The 9.25% Senior Notes also provide for the redemption of up to 35% of the 9.25% Senior Notes outstanding at 109.25% prior to December 15, 2013 with the proceeds from any equity raised. EGC incurred underwriting and direct offering costs of $15.4 million which were capitalized and are being amortized over the life of the notes.

EGC has the right to redeem the 9.25% Senior Notes under various circumstances and is required to make an offer to repurchase the 9.25% Senior Notes upon a change of control and from the net proceeds of asset sales under specified circumstances each of which as defined in the indenture governing the 9.25% Senior Notes.

ENERGY XXI LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Long-Term Debt  – (continued)

EGC believes that the fair value of the $750 million of 9.25% Senior Notes outstanding as of September 30, 2014 was $775.8 million based on quoted prices and the market is not an active market; therefore, the fair value is classified within Level 2.

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

EGC believes that the fair value of the $250 million of 7.75% Senior Notes outstanding as of September 30, 2014 was $250.4 million based on quoted prices and the market is not an active market; therefore, the fair value is classified within Level 2.

Guarantee of Securities Issued by EGC

Our indirect, wholly-owned subsidiary, EGC, is the issuer of each of the 6.875% Senior Notes, 7.5% Senior Notes, 9.25% Senior Notes and 7.75% Senior Notes, which are fully and unconditionally guaranteed by us and each of EGC’s existing and future material domestic subsidiaries other than EPL and its subsidiaries. We and our subsidiaries, other than EGC, do not have significant independent assets or operations. EGC is permitted to make dividends and other distributions subject to certain limitations as more fully disclosed in this note above under the caption “Revolving Credit Facility.”

4.14% Promissory Note

In September 2012, we entered into a promissory note of $5.5 million to acquire other property and equipment. Under this note we are required to make a monthly payment of approximately $52,000 and one lump-sum payment of $3.3 million at maturity, in October 2017. This note carries an interest rate of 4.14% per annum.

Derivative Instruments Premium Financing

We finance premiums on derivative instruments that we purchase with our hedge counterparties. Substantially all of our hedges are done with lenders under our revolving credit facility. Derivative instruments premium financing is accounted for as debt and this indebtedness is pari passu with borrowings under the revolving credit facility. The derivative instruments premium financing is structured to mature when the derivative instrument settles so that we realize the value net of derivative instrument premium financing. As of September 30, 2014 and June 30, 2014, our outstanding derivative instruments premium financing discounted at our approximate borrowing cost of 2.5% per annum totaled $18 million and $21 million, respectively.

ENERGY XXI LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Long-Term Debt  – (continued)

Interest Expense

For the three months ended September 30, 2014 and 2013, interest expense consisted of the following (in thousands):

	Three Months Ended September 30,
	2014	2013
Revolving credit facility	$6,893	$5,219
9.25% Senior Notes due 2017	17,344	17,344
8.25% Senior Notes due 2018	10,519	—
7.75% Senior Notes due 2019	4,844	4,844
7.50% Senior Notes due 2021	9,375	521
6.875% Senior Notes due 2024	11,172	—
3.0% Senior Convertible Notes due 2018	3,025	—
4.14% Promissory Note due 2017	52	52
Amortization of debt issue cost – Revolving credit facility	977	806
Amortization of debt issue cost – 9.25% Senior Notes due 2017	552	552
Amortization of fair value premium – 8.25% Senior Notes due 2018	(2,534)	—
Amortization of debt issue cost – 7.75% Senior Notes due 2019	97	97
Amortization of debt issue cost – 7.50% Senior Notes due 2021	263	—
Amortization of debt issue cost – 6.875% Senior Notes due 2024	281	—
Accretion of original debt issue discount, 3.0% Senior Convertible Notes due 2018	2,755	—
Amortization of debt issue cost – 3.0% Senior Convertible Notes due 2018	353	—
Derivative instruments financing and other	295	250
	$66,263	$29,685

Note 7 — Notes Payable

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

On June 3, 2014, we entered into a note with AFCO Credit Corporation to finance a portion of our insurance premiums. The note was for a total face amount of $22.0 million and bears interest at an annual rate of 1.723%. The note amortizes over the remaining term of the insurance, which matures May 3, 2015. The balance outstanding as of September 30, 2014 was $16.0 million.

On July 1, 2014 and on August 1, 2014, we entered into two notes with AFCO Credit Corporation to finance a portion of our insurance premiums. The notes were for a total face amount of $4.2 million and bear interest at an annual rate of 1.923%. The notes amortize over the remaining term of the insurance, which mature May 1, 2015. The balance outstanding as of September 30, 2014 was $3.4 million.

ENERGY XXI LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 — Asset Retirement Obligations

The following table describes the changes to our asset retirement obligations (in thousands):

Balance at June 30, 2014	$559,834
Liabilities incurred	5,372
Liabilities settled	(14,907)
Liabilities sold	(1,165)
Accretion expense	12,819
Total balance at September 30, 2014	561,953
Less current portion	79,614
Long-term balance at September 30, 2014	$482,339

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

Most of our crude oil production is Heavy Louisiana Sweet (“HLS”). During the quarter ended September 30, 2011, the Company began including ICE Brent Futures (“Brent”) collars and three-way collars in our hedging portfolio. By including Brent benchmarks in our crude hedging, we can appropriately manage our exposure and price risk. In April 2014 we began including Argus-LLS futures collars in our hedging portfolio to appropriately align and manage our exposure and price risk to market conditions.

Subsequent to the EPL Acquisition, we assumed EPL’s existing hedges and expect to carry those hedges through the end of contract term beginning from June 2014 through December 2015. EPL’s oil contracts are primarily swaps and benchmarked to Argus-LLS and Brent.

ENERGY XXI LTD
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

We have monetized certain hedge positions at various times since the quarter ended March 31, 2009 through the quarter ended June 30, 2013, and received $181.3 million. During the quarter ended September 30, 2014; we monetized certain of our hedge positions and received $3.4 million. These monetized amounts were recorded in stockholders’ equity as part of other comprehensive income (“OCI”) and are recognized in income over the contract life of the underlying hedge contracts. As of September 30, 2014, we had $3.4 million of monetized amounts remaining in OCI of which $1.2 million, $1 million, $0.9 million and $0.3 million will be recognized in income during the quarters ending in December 31, 2014, March 31, 2015, June 30, 2015 and September 30, 2015, respectively.

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

As of September 30, 2014, we had the following net open crude oil derivative positions:

				Weighted Average Contract Price
				Swaps	Collars/Put Spreads
Period	Type of Contract	Index	Volumes (MBbls)	Fixed Price	Sub Floor	Floor	Ceiling
October 2014 – December 2014	Three-Way Collars	Oil-Brent-IPE	490		$68.44	$88.44	$128.56
October 2014 – December 2014	Put Spreads	Oil-Brent-IPE	109		66.43	86.43
October 2014 – December 2014	Collars	Oil-Brent-IPE	184			90.00	108.38
October 2014 – December 2014	Put Spreads	NYMEX-WTI	310		70.00	90.00
October 2014 – December 2014	Three-Way Collars	NYMEX-WTI	610		70.00	90.00	137.20
October 2014 – December 2014	Swaps	ARGUS-LLS	712	$91.95
January 2015 – December 2015	Three-Way Collars	Oil-Brent-IPE	3,650		71.00	91.00	113.75
January 2015 – December 2015	Swaps	Oil-Brent-IPE	548	97.70
January 2015 – December 2015	Collars	ARGUS-LLS	1,825			80.00	123.38
January 2015 – December 2015	Put Spreads	NYMEX-WTI	2,728			89.18

ENERGY XXI LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Derivative Financial Instruments  – (continued)

As of September 30, 2014, we had the following net open natural gas derivative positions:

				Weighted Average Contract Price
				Swaps	Collars/Put Spreads
Period	Type of Contract	Index	Volumes (MMBtu)	Fixed Price	Sub Floor	Floor	Ceiling
October 2014 – December 2014	Three-Way Collars	NYMEX-HH	4,197		$3.36	$4.00	$4.60
October 2014 – December 2014	Put Spreads	NYMEX-HH	403		3.25	4.00
October 2014 – December 2014	Swaps	NYMEX-HH	460	$4.01
January 2015 – December 2015	Swaps	NYMEX-HH	1,570	4.31

The fair values of derivative instruments in our consolidated balance sheets were as follows (in thousands):

	Asset Derivative Instruments				Liability Derivative Instruments
	September 30, 2014		June 30, 2014		September 30, 2014		June 30, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity Derivative Instruments designated as hedging instruments:
Derivative financial instruments	Current	$31,043	Current	$16,829	Current	$8,769	Current	$47,912
	Non-Current	9,140	Non-Current	9,595	Non-Current	2,397	Non-Current	10,866
Commodity Derivative Instruments not designated as hedging instruments:
Derivative financial instruments	Current	95	Current	551	Current	—	Current	—
	Non-Current	—	Non-Current	—	Non-Current	—	Non-Current	—
Total Gross Derivative Commodity Instruments subject to enforceable master netting agreement		40,248		26,975		11,166		58,778
Derivative financial instruments	Current	(7,323)	Current	(15,955)	Current	(7,323)	Current	(15,955)
	Non-Current	(2,397)	Non-Current	(6,560)	Non-Current	(2,397)	Non-Current	(6,560)
Gross amounts offset in Balance Sheets		(9,720)		(22,515)		(9,720)		(22,515)
Net amounts presented in Balance Sheets	Current	23,815	Current	1,425	Current	1,446	Current	31,957
	Non-Current	6,713	Non-Current	3,035	Non-Current	—	Non-Current	4,306
		$30,528		$4,460		$1,446		$36,263

ENERGY XXI LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Derivative Financial Instruments  – (continued)

The effect of derivative instruments on our consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,
	2014	2013
Location of (Gain) Loss in Income Statement
Cash Settlements, net of amortization of purchased put premiums:
Oil sales	$1,654	$1,736
Natural gas sales	(169)	(2,779)
Total cash settlements	1,485	(1,043)
Commodity Derivative Instruments designated as hedging instruments:
(Gain) loss on derivative financial instruments Ineffective portion of commodity derivative instruments	(3,749)	1,562
Commodity Derivative Instruments not designated as hedging instruments:
(Gain) loss on derivative financial instruments Realized mark to market (gain) loss	248	(574)
Unrealized mark to market (gain) loss	218	453
Total (gain) loss on derivative financial instruments	(3,283)	1,441
Total (gain) loss	$(1,798)	$398

The cash flow hedging relationship of our derivative instruments was as follows (in thousands):

Location of (Gain) Loss	Amount of (Gain) Loss on Derivative Instruments Recognized in Other Comprehensive (Income) Loss, net of tax (Effective Portion)	Amount of (Gain) Loss on Derivative Instruments Reclassified from Other Comprehensive (Income) Loss, net of tax (Effective Portion)	Amount of (Gain) Loss on Derivative Instruments Reclassified from Other Comprehensive (Income) Loss (Ineffective Portion)
Three Months Ended September 30, 2014
Commodity Derivative Instruments	$(35,753)
Revenues		$(1,292)
(Gain) loss on derivative financial instruments			$(3,749)
Total (gain) loss	$(35,753)	$(1,292)	$(3,749)
Three Months Ended September 30, 2013
Commodity Derivative Instruments	$19,708
Revenues		$(4,776)
(Gain) loss on derivative financial instruments			$1,562
Total (gain) loss	$19,708	$(4,776)	$1,562

ENERGY XXI LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Derivative Financial Instruments  – (continued)

Components of Accumulated Other Comprehensive Income (“AOCI”) representing all of the reclassifications out of AOCI to income for the periods presented (in thousands):

	Before Tax	After Tax	Location Where Consolidated Net Income is Presented
Three months ended September 30, 2014
Unrealized loss on derivatives at beginning of period	$31,500	$20,475
Unrealized change in fair value	(53,244)	(34,609)
Ineffective portion reclassified to earnings during the period	(3,749)	(2,436)	(Gain) Loss on derivative financial instruments
Realized amounts reclassified to earnings during the period	1,988	1,292	Revenues
Unrealized gain on derivatives at end of period	$(23,505)	$(15,278)
Three months ended September 30, 2013
Unrealized gain on derivatives at beginning of period	$(40,851)	$(26,552)
Unrealized change in fair value	21,409	13,916
Ineffective portion reclassified to earnings during the period	1,562	1,016	(Gain) Loss on derivative financial instruments
Realized amounts reclassified to earnings during the period	7,348	4,776	Revenues
Unrealized gain on derivatives at end of period	$(10,532)	$(6,844)

The amount expected to be reclassified from other comprehensive income to income in the next 12 months is a gain of $20.4 million ($13.3 million net of tax) on our commodity hedges. The estimated and actual amounts are likely to vary significantly due to changes in market conditions.

We monitor the creditworthiness of our counterparties. However, we are not able to predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Possible actions would be to transfer our position to another counterparty or request a voluntary termination of the derivative contracts resulting in a cash settlement. Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative instruments under lower commodity prices, and could incur a loss. At September 30, 2014, we had no deposits for collateral with our counterparties.

Note 10 — Income Taxes

We are a Bermuda company and are generally not subject to income tax in Bermuda. We operate through our various subsidiaries in the United States; accordingly, income taxes have been provided based upon U.S. tax laws and rates as they apply to our current ownership structure. We estimate our annual effective tax rate for the current fiscal year and apply it to interim periods. Currently, our estimated annual effective tax rate is approximately 52%. The variance from the U.S. statutory rate of 35% is primarily due to non-U.S. activity in our Bermuda parent that is ineligible for U.S. tax benefit and the presence of common permanent difference items (such as non-deductible compensation, meals and entertainment expenses). Our Bermuda companies continue to report a tax provision reflecting accrued 30% U.S. withholding tax required on any interest (and interest equivalent) payments made from the U.S. companies to the Bermuda companies. We have accrued an additional withholding obligation of $2.6 million for the three months ended September 30, 2014.

Under Louisiana law, companies are required to file tax returns on a separate company basis; as such, EPL and Gulf Coast will not file a combined nor consolidated Louisiana income tax return. Our valuation allowance of $22.5 million relates to Energy XXI’s separate company Louisiana net operating loss (“NOL”) carryovers that we do not currently believe, on a more likely-than-not basis, will be realized in future years due to the company’s current focus on offshore operations. No valuation allowance has been (or is expected to be) recorded with respect to any Louisiana NOLs generated by EPL, or on consolidated U.S. federal NOL

ENERGY XXI LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Income Taxes  – (continued)

carryovers. Management believes that there is sufficient future taxable income available arising from the future reversal of existing temporary differences recorded due to the excess of the book carrying value of oil and gas properties over their corresponding tax bases. Management is not relying on other sources of taxable income in concluding that no valuation allowance is needed.

In this quarter, we made a cash withholding tax payment of $0.3 million on management fees paid to our Bermuda entities. While we have not made a cash income tax payment during this quarter, in light of expected income in this fiscal year and subsequent years, estimated tax payments for Alternative Minimum Tax (“AMT”) in subsequent quarters may be required. We expect any AMT payment to be fully creditable against future regular tax obligations; thus, these AMT payments have no impact on our estimated annual effective tax rate.

On May 13, 2014, the U.S. Internal Revenue Service (“IRS”) notified the Company of their intent to examine the Company’s U.S. federal income tax return (Form 1120) for the year ended June 30, 2013. Subsequently, on October 16, 2014, the Company was notified by the IRS that their review was complete and that they were proposing no changes for the tax year ended June 30, 2013. While the Company is awaiting final, formal notification from the IRS as to this conclusion, it believes that it has adequately provided for income taxes and any related interest for all open tax years.

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

At the Annual General Meeting of our Shareholders held on November 4, 2014, our Shareholders approved changing the name of the Company from Energy XXI (Bermuda) Limited to Energy XXI Ltd and authorized our Board of Directors, at its discretion, to effect a cancellation of the admission of our common shares, par value $0.005 per share to the Alternative Investment Market of the London Stock Exchange (“AIM”), to be effective any time on or before March 13, 2015.

We paid quarterly cash dividends of $0.12 per share to holders of our common stock on June 14, 2013, September 13, 2013, December 13, 2013, March 14, 2014, June 13, 2014 and September 12, 2014, to shareholders of record on May 31, 2013, August 30, 2013, November 29, 2013, February 28, 2014, May 30, 2014 and August 29, 2014, respectively.

Pursuant to the stock repurchase program approved by our Board of Directors in May 2013, through September 30, 2014, we paid $166.8 million to repurchase 6,639,363 shares of our common stock at a weighted average price per share, excluding fees, of $25.14. As of September 30, 2014, $83.2 million remains available for repurchase under the share repurchase program.

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

ENERGY XXI LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 — Stockholders’ Equity  – (continued)

As discussed in Note 6 — Long-Term Debt of Notes to Consolidated Financial Statements in this Quarterly Report, in November 2013, we sold $400 million of 3.0% Senior Convertible Notes. The $63.4 million allocated to the equity portion of the 3.0% Senior Convertible Notes, less offering costs of $1.4 million, were recorded as an increase in additional paid in capital.

As discussed in Note 3 — Acquisitions and Dispositions of Notes to Consolidated Financial Statements in this Quarterly Report, upon closing of the EPL Acquisition, we issued 23,320,955 of our common stock, including the reissue of our common stock held in treasury, as noted above, towards the stock component of the EPL purchase price.

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

Note 12 — Supplemental Cash Flow Information

The following table represents our supplemental cash flow information (in thousands):

	Three Months Ended September 30,
	2014	2013
Cash paid for interest	$41,827	$5,766
Cash paid for income taxes	280	2,856

The following table represents our non-cash investing and financing activities (in thousands):

	Three Months Ended September 30,
	2014	2013
Financing of insurance premiums	$3,358	$2,355
Derivative instruments premium financing	—	698
Additions to property and equipment by recognizing asset retirement obligations	4,207	14,151

ENERGY XXI LTD
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

Time-Based Performance Units.  The amount due the employee at the vesting date is equal to the grant date unit value of $5.00 plus the appreciation in the stock price over the performance period, multiplied by the number of units that vest. For the fiscal year 2012 grant the initial stock price was $34.40 and for the fiscal year 2013 grant the initial stock price was $33.20 and for the fiscal year 2014 grant the initial stock price was $24.50.

TSR Performance-Based Units.  For each 2014, 2013 and 2012 TSR Performance-Based Unit, the executive will receive a cash payment equal to the grant date unit value of $5.00 multiplied by (a) the cumulative percentage change in the price per share of the Company’s common stock from the date on which the TSR Performance-Based Units were granted (the “Total Shareholder Return”) and (b) the TSR Unit Number Modifier.

In addition, the employee may have the opportunity to earn additional compensation based on the Company’s Total Shareholder Return at the end of the third Performance Period for the 2014, 2013 and 2012 grants.

At our discretion, at the time the Restricted Stock Units and Performance Units vest, the amount due employees will be settled in either common shares or cash. Historically, we have settled all vesting Restricted Stock Units awards in cash. The July 21, 2014 vesting of the July 21, 2013, 2012 and 2011 Performance Unit awards were settled 50% in common stock and future vesting of the Performance Units may be settled in stock at the discretion of our board of directors. Upon a change in control of the Company, as defined in the Incentive Plan, all outstanding Restricted Stock Units and Performance Units become immediately vested and payable.

Changes for Fiscal 2015 Performance Unit Grants.  For the performance unit awards granted in fiscal 2015, the Remuneration Committee of the Board of Directors has determined to change the performance measure within the long-term incentive plan from absolute TSR to relative TSR compared to a performance peer group. Under this plan, executives will receive no payout for TSR performance below the 25th percentile, a 50% payout for TSR performance at the 25th percentile, a 100% payout for TSR performance at the median, and 200% payout for performance at or above the 75th percentile. Payouts under this plan will be capped at target if absolute total shareholder return is negative. In addition, the Remuneration Committee has decided to eliminate the use of a $5 notional unit and instead will denominate units based on the stock price on the grant date. The Remuneration Committee also decided to eliminate the make-up feature for the fiscal 2015 awards. The awards for fiscal 2015 have continued to be granted 25% in the form of Time-Based Performance Unit awards and 75% in the form of TSR Performance-Based Unit awards.

ENERGY XXI LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Employee Benefit Plans  – (continued)

We recognized compensation expense (benefit) related to our outstanding Restricted Stock Units and Performance Units as follows (in thousands):

	Three Months Ended September 30,
	2014	2013
Restricted Stock Units	$970	$5,436
Performance Units	(5,175)	12,352
Total compensation expense (benefit) recognized	$(4,205)	$17,788

As of September 30, 2014, we had 1,782,704 unvested Restricted Stock Units and 3,199,250 unvested $5 Performance Based Units and 1,025,000 stock price valued Performance Based Units.

Stock Purchase Plan

Effective as of July 1, 2008, we adopted the Energy XXI Services, LLC 2008 Fair Market Value Stock Purchase Plan (“2008 Purchase Plan”), which allows eligible employees, directors, and other service providers of ours and our subsidiaries to purchase from us shares of our common stock that have either been purchased by us on the open market or that have been newly issued by us. During the three months ended September 30, 2014 and 2013, we issued 93,776 shares and 117,902 shares, respectively, under the 2008 Purchase Plan.

In November 2008 we adopted the Energy XXI Services, LLC Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) which allows employees to purchase common stock at a 15% discount from the lower of the common stock closing price on the first or last day of the offering period. The current offering period is from July 1, 2014 to December 31, 2014. We use Black-Scholes Model to determine fair value, which incorporates assumptions to value stock-based awards. The shares issuable under Employee Stock Purchase Plan are included in calculating diluted earnings per share, if dilutive. As of September 30, 2014 we had $196,000 in unrecognized compensation. The compensation expense recognized and shares issued under Employee Stock Purchase Plan were as follows (in thousands, except for shares):

	Three Months Ended September 30,
	2014	2013
Compensation expense	$241	$196
Shares issued	—	—

Stock Options

In September 2008, our Board of Directors granted 300,000 stock options to certain officers. These options to purchase our common stock were granted with an exercise price of $17.50 per share. These options vested over a three year period and may be exercised any time prior to September 10, 2018. We utilized the Black-Scholes model to determine the fair value of these stock options. As of September 30, 2014, 100,000 of the vested options have been exercised and the remaining 200,000 vested options have not been exercised.

Defined Contribution Plans

Our employees are covered by a discretionary noncontributory profit sharing plan. The plan provides for annual employer contributions that can vary from year to year. We also sponsor a qualified 401(k) Plan that provides for matching. The contributions under these plans were as follows (in thousands):

	Three Months Ended September 30,
	2014	2013
Profit Sharing Plan	$1,480	$1,279

ENERGY XXI LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Employee Benefit Plans  – (continued)

	Three Months Ended September 30,
	2014	2013
401(k) Plan	477	677
Total contributions	$1,957	$1,956

Note 14 — Related Party Transactions

We have a 20% interest in EXXI M21K and account for this investment using the equity method. EXXI M21K is the guarantor of a $100 million line of credit entered into by M21K. See Note 5 — Equity Method Investments of Notes to Consolidated Financial Statements in this Quarterly Report.

We have provided a guarantee related to the payment of asset retirement obligations and other liabilities by M21K for EP Energy Property acquisition estimated at $65 million and $1.8 million, respectively. For the LLOG Exploration acquisition, we guaranteed payment of asset retirement obligations by M21K estimated at $36.7 million. For the Eugene Island 330 and South Marsh Island 128 properties purchase, we guaranteed payment of asset retirement obligation by M21K estimated at $18.6 million. For these guarantees, M21K has agreed to pay us $6.3 million, $3.3 million and $1.7 million, respectively, over a period of three years from the respective acquisition dates. For the three months ended September 30, 2014 and 2013, we have received $0.9 million and $0.6 million, respectively, related to such guarantees.

Prior to the LLOG Exploration acquisition, EGC received a management fee of $0.83 per BOE produced for the EP Energy property acquisition for providing administrative assistance in carrying out M21K operations. In conjunction with the LLOG Exploration acquisition, on September 1, 2013, this fee was increased to $1.15 per BOE produced. However, after the Eugene Island 330 and South Marsh Island 128 properties purchase on April 1, 2014, this fee was reduced to $0.98 per BOE produced. For the three months ended September 30, 2014 and 2013, EGC received management fees of $0.9 million and $0.7 million, respectively.

On April 1, 2014, EXXI GOM closed on sale of its interest in Eugene Island 330 and South Marsh Island 128 properties to M21K and on June 3, 2014, it closed on the sale of its 100% interests in South Pass 49 field to EPL. See Note 3 — Acquisitions and Dispositions of Notes to Consolidated Financial Statements in this Quarterly Report.

Note 15 — Earnings (Loss) per Share

Basic earnings (loss) per share of common stock is computed by dividing net income (loss) available for common stockholders by the weighted average number of shares of common stock outstanding during the year. Except when the effect would be anti-dilutive, the diluted earnings per share include the impact of convertible preferred stock, restricted stock and other common stock equivalents. The following table sets forth the calculation of basic and diluted earnings (loss) per share (“EPS”) (in thousands, except per share data):

	Three Months Ended September 30,
	2014	2013
Net income (loss)	$(6,403)	$43,139
Preferred stock dividends	2,872	2,873
Net income (loss) available for common stockholders	$(9,275)	$40,266
Weighted average shares outstanding for basic EPS	93,833	75,782
Add dilutive securities	—	8,291
Weighted average shares outstanding for diluted EPS	93,833	84,073

ENERGY XXI LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15 — Earnings (Loss) per Share  – (continued)

	Three Months Ended September 30,
	2014	2013
Earnings (loss) per share
Basic	$(0.10)	$0.53
Diluted	$(0.10)	$0.51

For the three months ended September 30, 2014, 8,396,463 common stock equivalents were excluded from the diluted average shares due to an anti-dilutive effect. For the three months ended September 30, 2013, no common stock equivalents were excluded from the diluted average shares due to an anti-dilutive effect.

Note 16 — Commitments and Contingencies

Litigation.  We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our consolidated financial position, results of operations or cash flows.

Litigation Related to Merger.  In March and April, 2014, three alleged EPL stockholders (the “plaintiffs”) filed three separate class action lawsuits in the Court of Chancery of the State of Delaware on behalf of EPL stockholders against EPL, its directors, Energy XXI, Energy XXI Gulf Coast, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Energy XXI (“OpCo”), and Clyde Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of OpCo (“Merger Sub” and collectively, the “defendants”). The Court of Chancery of the State of Delaware consolidated these lawsuits on May 5, 2014. The consolidated lawsuit is styled In re EPL Oil & Gas Inc. Shareholders Litigation, C.A. No. 9460-VCN, in the Court of Chancery of the State of Delaware (the “lawsuit”).

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

ENERGY XXI LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16 — Commitments and Contingencies  – (continued)

Lease Commitments.  We have non-cancelable operating leases for office space and other that expire through December 31, 2022. Future minimum lease commitments as of September 30, 2014 under the operating leases are as follows (in thousands):

Year Ending September 30,
2015	$4,262
2016	5,107
2017	4,433
2018	4,190
2019	4,312
Thereafter	12,880
Total	$35,184

Rent expense, including rent incurred on short-term leases, for the three months ended September 30, 2014 and 2013 was approximately $1,159,000 and $937,000, respectively.

Letters of Credit and Performance Bonds.  We had $226 million in letters of credit and $170.5 million of performance bonds outstanding as of September 30, 2014.

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

Drilling Rig Commitments.  The drilling rig commitments represent minimum future expenditures for drilling rig services. The expenditures for drilling rig services will exceed such minimum amounts to the extent we utilize the drilling rigs subject to a particular contractual commitment for a period greater than the period set forth in the governing contract. As of September 30, 2014, we have the following drilling rig commitments

1)	April 10, 2014 to October 27, 2014 at $54,448 per day.
2)	September 1, 2013 to November 30, 2014 at $130,000 per day.
3)	March 10, 2014 to March 9, 2015 at $53,175 per day.
4)	February 15, 2014 to December 29, 2014 at $111,380 per day.
5)	April 11, 2014 to October 12, 2014 at $112,000 per day.
6)	July 1, 2014 to October 21, 2014 at $107,500 per day.
7)	October 4, 2014 to November 4, 2014 at $107,500 per day.

At September 30, 2014, future minimum commitments under these contracts totaled $34.8 million.

Note 17 — Fair Value of Financial Instruments

Certain assets and liabilities are measured at fair value on a recurring basis in our consolidated balance sheets. The following methods and assumptions were used to estimate the fair values:

ENERGY XXI LTD
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

ENERGY XXI LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 17 — Fair Value of Financial Instruments  – (continued)

During the quarter ended September 30, 2014, we did not have any transfers from or to Level 3. The following table presents the fair value of our Level 1 and Level 2 financial instruments (in thousands):

	Level 1		Level 2
	As of September 30, 2014	As of June 30, 2014	As of September 30, 2014	As of June 30, 2014
Assets:
Oil and natural gas derivatives			$40,248	$26,975
Liabilities:
Oil and natural gas derivatives			$11,166	$58,778
Restricted stock units	$2,493	$9,425
Time-based performance units	686	3,698
Total liabilities	$3,179	$13,123	$11,166	$58,778

The following table describes the changes to our Level 3 financial instruments (in thousands):

	Three Months Ended September 30,
	2014	2013
Liabilities:
Performance-based performance units
Balance at beginning of period	$6,910	$6,778
Vested	—	(7,188)
Grants charged to general and administrative expense	(6,069)	11,046
Balance at end of period	$841	$10,636

Note 18 — Prepayments and Accrued Liabilities

Prepayments and accrued liabilities consist of the following (in thousands):

	September 30, 2014	June 30, 2014
Prepaid expenses and other current assets
Advances to joint interest partners	$10,821	$10,336
Insurance	29,739	37,088
Inventory	7,168	7,020
Royalty deposit	11,832	12,262
Other	5,071	5,824
Total prepaid expenses and other current assets	$64,631	$72,530
Accrued liabilities
Advances from joint interest partners	$2,831	$2,667
Employee benefits and payroll	18,193	43,480
Interest payable	48,216	26,490
Accrued hedge payable	1,761	7,874
Undistributed oil and gas proceeds	31,345	34,473
Severance taxes payable	2,021	8,014
Other	11,142	10,528
Total accrued liabilities	$115,509	$133,526

ENERGY XXI LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 19 — Subsequent Events

In October 2014 and in November 2014, we monetized certain WTI put contracts and certain Brent swap contracts related to calendar year 2015 and realized $21.3 million and $7.5 million, respectively. These monetized amounts will be recorded in stockholders’ equity as part of OCI and will be recognized in income over the contract life of the underlying hedge contracts during calendar year 2015.

On November 4, 2014, our Board of Directors approved payment of a quarterly cash dividend of $0.12 per share to the holders of our common stock. The quarterly dividend will be paid on December 12, 2014 to shareholders of record on November 28, 2014.

At the Annual General Meeting of our Shareholders held on November 4, 2014, our Shareholders approved changing the name of the Company from Energy XXI (Bermuda) Limited to Energy XXI Ltd and authorized our Board of Directors, at its discretion, to effect a cancellation of the admission of our common shares, par value $0.005 per share to the Alternative Investment Market of the London Stock Exchange (“AIM”), to be effective any time on or before March 13, 2015.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Energy XXI Ltd and its wholly-owned subsidiaries (“Energy XXI”, “us”, “we”, “our”, or “the Company”) is an independent oil and natural gas exploration and production company. We were originally formed and incorporated in July 2005 as an exempted company under the laws of Bermuda to serve as a vehicle for the acquisition of oil and gas reserves and related assets. In October 2005, we completed a $300 million initial public offering of our common stock and warrants on the Alternative Investment Market of the London Stock Exchange (“AIM”). On August 1, 2007, our common stock was admitted for trading on The NASDAQ Capital Market and on August 12, 2011, our common stock was admitted for trading on the Nasdaq Global Select Market (“NASDAQ”).

At the Annual General Meeting of our Shareholders held on November 4, 2014, our Shareholders approved changing the name of the Company from Energy XXI (Bermuda) Limited to Energy XXI Ltd and authorized our Board of Directors, at its discretion, to effect a cancellation of the admission of our common shares, par value $0.005 per share to the Alternative Investment Market of the London Stock Exchange (“AIM”), to be effective any time on or before March 13, 2015.

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

We pursue growth opportunities through focused exploration and development drilling on our existing core properties to enhance production and ultimate recovery of reserves, supplemented by strategic acquisitions from time to time. Our acquisition strategy is to target mature, oil-producing properties on the GoM Shelf and the U.S. Gulf Coast that have not been thoroughly exploited by prior operators. We believe these activities will provide us with an inventory of low-risk recompletion and extension opportunities in our geographic area of expertise.

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

We completed the EPL Acquisition on June 3, 2014, pursuant to which we acquired all of EPL’s outstanding shares for total consideration of approximately $2,500 million, including the assumption of EPL’s debt.

The combined company now has a significantly increased enterprise value and we expect this increased scale will provide us with the following opportunities:

•	to increase equity market liquidity, lower insurance and weather based insurance linked securities costs and provide more institutional sponsorship;
•	the technical teams of both companies have complementary strengths and expertise that should make the combined company a stronger competitor in the Gulf of Mexico;
•	to utilize certain of EPL’s existing infrastructure to more efficiently and timely drill identified prospects;
•	with our significantly broader asset portfolio, we expect to better allocate development and exploration dollars to focus on the best opportunities;
•	to achieve operating efficiencies and lower costs through optimization of helicopters, vessels and the consolidation of shore bases; and,
•	to lower general and administrative expenses through consolidation of corporate support functions.

In addition to utilizing cash on hand to finance the EPL Acquisition, on May 12, 2014, we sold $650 million in aggregate principal amount of the Company’s 6.875% senior unsecured notes due 2024 (the “6.875% Senior Notes”) and concurrent with closing of the EPL Acquisition on June 3, 2014, we increased our borrowing base under our revolving credit facility to $1,500 million to enhance liquidity.

To enable us to focus on the successful integration of the EPL operations and to reduce our capital needs, we:

•	canceled our plans to expand overseas in Malaysia and terminated our joint venture with Ping Petroleum Limited;
•	suspended the stock repurchase program;
•	sold certain non-operated interests in the Eugene Island 330 and South Marsh Island 128 fields; and
•	reduced our expected fiscal 2015 capital expenditure budget to approximately $680 million from our initial 2015 capital budget of $875 million, primarily comprised of reductions in exploration, development and facilities spending.

The acquisition of EPL had a material effect on the Company’s liquidity and planned future capital expenditures as we have incurred significant debt in connection with the closing of the EPL Acquisition. As a result of the acquisition, our net debt to total capitalization increased from 55% to approximately 67%. Our focus during the next few years will be to maximize cash flow to reduce leverage with the general view of having a long-term debt to total capitalization ratio below 60%. We anticipate that we will be cash flow positive as a combined company in the long term which will enable us to pay down debt we have incurred to complete the EPL Acquisition; however, the timing and level of cash flows will depend in part on the speed at which we are able to integrate operations to realize consolidation benefits and will be further affected by one time charges incurred during the integration process. In the near-term we will focus on maximizing returns on existing assets by deploying capital resources on lower risk development drilling in the fields where we have previously enjoyed success, reducing capital commitments on exploration and other activities that do not provide incremental production while we seek to improve cash flow and pay down debt. To further accelerate the reduction in leverage, we may pursue arrangements with third parties or sell certain non-core assets to enable us to further reduce the amount of required capital commitments. However, there can be no assurance any of these discussions or transactions will prove successful.

On March 19, 2014, we were the high bidder in twenty nine shallow-water blocks in the Central Gulf of Mexico Lease Sale 231, with a total investment of approximately $10.8 million. Ten blocks were bid solely by us and included acreage in Ship Shoal, South Pass, West Delta, Grand Isle, Eugene Island, Main Pass and South Timbalier. Two blocks were jointly bid with Fieldwood Energy, LLC (“Fieldwood”) and Apache Corporation (“Apache”) in Viosca Knoll and Main Pass. Our bids were focused on areas adjacent to existing operations, which could provide near-term development opportunities. These bids were accepted by the Bureau of Ocean Energy Management (“BOEM”) in May and June 2014.

Consistent with our business strategy, we intend to invest the capital necessary to maintain our production at existing levels over the long-term provided that it is economical to do so, based on the commodity price environment. Natural gas and oil prices historically have been volatile and may fluctuate widely in the future. For example, during the past five years, the posted price for West Texas intermediate light sweet crude oil, which we refer to as West Texas Intermediate, or WTI, has ranged from a high of $145.31 per barrel, or Bbl, in July 2008 to a low of $30.28 per Bbl in December 2008. The Henry Hub spot market price of natural gas has ranged from a high of $13.31 per million British thermal units, or MMBtu, in July 2008 to a low of $1.82 per MMBtu in April 2012. During 2013, West Texas Intermediate prices ranged from $85.61 to $112.24 per Bbl and the Henry Hub spot market price of natural gas ranged from $3.05 to $4.53 per MMBtu. Oil prices have recently experienced substantial declines. For example, the price of West Texas Intermediate crude has declined from an average of $95.03 per Bbl in September 2014 to below $80.00 per Bbl at the end of October 2014. Sustained periods of low prices for natural gas or oil could materially and adversely affect our financial position, our results of operations, the quantities of natural gas and oil reserves that we can economically produce and our access to capital. We have mitigated this volatility through December 2015 by implementing a hedging program on a portion of our total anticipated production during this time frame. See Note 9 — Derivative Financial Instruments of Notes to Consolidated Financial Statements in this Quarterly Report for a detailed discussion of our hedging program. Additionally, should commodity prices decline, our borrowing base under our revolving credit facility may be reduced which would adversely affect our working capital available to fund our capital spending program as well as potentially requiring us to repay certain of our outstanding indebtedness. We continuously monitor commodity prices and economic conditions and adjust our capital program as necessary to maintain adequate liquidity based on current economic conditions. For example, partially in response to the recent decline in crude oil prices, we have reduced our expected fiscal 2015 capital expenditure budget to approximately $680 million from our initial 2015 capital budget of $875 million.

Operational Highlights

Ultra-Deep and Salt Play Activity

Our partnership with the operator Freeport McMoRan Oil & Gas, LLC (formerly McMoRan Exploration Company and now acquired by Freeport-McMoRan, Inc.) retains a leading acreage position in the emerging Inboard Lower Tertiary and Cretaceous gas trend, located in the GoM Shelf and onshore South Louisiana. We have participated in eight projects to date, both offshore and onshore, with our participations ranging from approximately 9% to 20%. This emerging exploration trend focuses on the subsalt Lower Wilcox and Cretaceous sections. The Lomond North well is in the process of being completed. We are awaiting the test of the Wilcox sands. The Davy Jones No. 2 well was determined to be non-commercial in the Tuscaloosa sand has been plugged.

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

We have contracted with an emergency and spill response management consultant, to provide management expertise, personnel and equipment, under our supervision, in the event of an incident requiring a coordinated response. Additionally, we are a member of Clean Gulf Associates (“CGA”), a not-for-profit association of producing and pipeline companies operating in the Gulf of Mexico that has capabilities to simultaneously respond to multiple spills. CGA has chartered its marine equipment to the Marine Spill Response Corporation (“MSRC”), a private, not-for-profit marine spill response organization which is funded by the Marine Preservation Association, a member-supported, not-for-profit organization created to assist the petroleum and energy-related industries by addressing problems caused by oil spills on water. In the event of a spill, MSRC mobilizes appropriate equipment to CGA members. In addition, CGA maintains a contract with Airborne Support Inc., which provides aircraft and dispersant capabilities for CGA member companies.

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

Operational Information

	Quarter Ended
Operating Highlights	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013
	(In Thousands, Except per Unit Amounts)
Operating revenues
Crude oil sales	$370,155	$294,974	$254,641	$263,626	$290,965
Natural gas sales	34,561	34,508	37,562	31,138	32,584
Hedge gain (loss)	(1,485)	(5,348)	(7,020)	2,052	1,043
Total revenues	403,231	324,134	285,183	296,816	324,592
Percent of operating revenues from crude oil
Prior to hedge gain (loss)	91%	90%	87%	89%	90%
Including hedge gain (loss)	91%	89%	88%	88%	89%
Operating expenses
Lease operating expense
Insurance expense	11,022	8,357	6,410	7,920	8,496
Workover and maintenance	29,416	14,408	17,797	19,690	14,586
Direct lease operating expense	102,147	79,806	59,417	66,179	62,681
Total lease operating expense	142,585	102,571	83,624	93,789	85,763
Production taxes	3,093	1,750	1,090	1,189	1,398
Gathering and transportation	9,188	6,509	5,700	5,978	5,345
DD&A	161,266	119,691	99,899	103,513	100,216
General and administrative	26,424	30,824	24,208	17,698	23,672
Other – net	9,536	8,112	5,861	13,147	8,767
Total operating expenses	352,092	269,457	220,382	235,314	225,161
Operating income	$51,139	$54,677	$64,801	$61,502	$99,431
Sales volumes per day
Natural gas (MMcf)	100.7	84.8	83.7	89.3	100.8
Crude oil (MBbls)	41.8	32.0	28.4	30.2	29.7
Total (MBOE)	58.6	46.1	42.3	45.1	46.6
Percent of sales volumes from crude oil	71%	69%	67%	67%	64%
Average sales price
Natural gas per Mcf	$3.73	$4.47	$4.98	$3.79	$3.51
Hedge gain (loss) per Mcf	0.02	(0.02)	(0.31)	0.42	0.30
Total natural gas per Mcf	$3.75	$4.45	$4.67	$4.21	$3.81
Crude oil per Bbl	$96.28	$101.45	$99.71	$94.85	$106.31
Hedge gain (loss) per Bbl	(0.43)	(1.78)	(1.83)	(0.50)	(0.63)
Total crude oil per Bbl	$95.85	$99.67	$97.88	$94.35	$105.68
Total hedge gain (loss) per BOE	$(0.28)	$(1.28)	$(1.84)	$0.49	$0.24
Operating revenues per BOE	$74.84	$77.28	$74.85	$71.54	$75.78
Operating expenses per BOE
Lease operating expense
Insurance expense	2.05	1.99	1.68	1.91	1.98
Workover and maintenance	5.46	3.44	4.67	4.75	3.41
Direct lease operating expense	18.96	19.03	15.59	15.95	14.63
Total lease operating expense per BOE	26.47	24.46	21.94	22.61	20.02
Production taxes	0.57	0.42	0.29	0.29	0.33
Gathering and transportation	1.71	1.55	1.50	1.44	1.25
DD&A	29.93	28.54	26.22	24.95	23.40
General and administrative	4.90	7.35	6.35	4.27	5.53
Other – net	1.77	1.93	1.54	3.17	2.05
Total operating expenses per BOE	65.35	64.25	57.84	56.73	52.58
Operating income per BOE	$9.49	$13.03	$17.01	$14.81	$23.20

Results of Operations

Three Months Ended September 30, 2014 Compared With the Three Months Ended September 30, 2013.

Our consolidated net loss available for common stockholders for the three months ended September 30, 2014 was $9.3 million or $0.10 diluted net loss per common share (“per share”) as compared to consolidated net income available for common stockholders of $40.3 million or $0.51 per share for the three months ended September 30, 2013. This decrease was primarily due to lower crude oil sales prices, higher costs and expenses and higher interest expense partially offset by higher crude oil sales volumes.

Price and Volume Variances

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)	Revenue Increase (Decrease)
	2014	2013
					(In thousands)
Price Variance(1)
Crude oil sales prices (per Bbl)	$95.85	$105.68	$(9.83)	(9.3)%	$(37,821)
Natural gas sales prices (per Mcf)	3.75	3.81	(0.06)	(1.6)%	(568)
Total price variance					(38,389)
Volume Variance
Crude oil sales volumes (MBbls)	3,845	2,737	1,108	40.5%	117,093
Natural gas sales volumes (MMcf)	9,260	9,277	(17)	(0.2)%	(65)
BOE sales volumes (MBOE)	5,388	4,283	1,105	25.8%
Percent of BOE from crude oil	71%	64%
Total volume variance					117,028
Total price and volume variance					$78,639

(1)	Commodity prices include the impact of hedging activities.

Revenue Variances

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
	(In Thousands)
Crude oil	$368,501	$289,229	$79,272	27.4%
Natural gas	34,730	35,363	(633)	(1.8)%
Total revenues	$403,231	$324,592	$78,639	24.2%

Revenues

Our consolidated revenues increased $78.6 million in the first quarter of fiscal 2015 as compared to the same period in the prior fiscal year. Higher revenues were primarily due to higher crude oil sales volumes as a result of the EPL Acquisition partially offset by lower commodity sales prices. Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

Commodity prices are one of our key drivers of earnings generation and net operating cash flow. Lower commodity prices decreased revenues by $38.4 million in the first quarter of fiscal 2015. Average crude oil prices, including a $0.43 realized loss per barrel related to hedging activities, decreased $9.83 per barrel in the first quarter of fiscal 2015, resulting in lower revenues of $37.8 million. Average natural gas prices, including a $0.02 realized gain per Mcf related to hedging activities, decreased $0.06 per Mcf during the first quarter of fiscal 2015, resulting in lower revenues of $0.6 million. Commodity prices are affected by many factors that are outside of our control. Depressed commodity prices over a period of time could result in reduced cash from operating activities, potentially causing us to expend less on our capital program. Lower spending on our capital program could result in a reduction of production volumes. We cannot accurately predict future commodity prices, and cannot be certain whether these events will occur.

Volume Variances

Sales volumes are another key driver that impact our earnings and net operating cash flow. Crude oil sales volumes increased 12.1 MBbls per day in the first quarter of fiscal 2015, resulting in higher revenues of $117.1 million. Natural gas sales volumes were essentially the same in both periods. The increase in crude oil sales volumes in the first quarter of fiscal 2015 was primarily due to the EPL Acquisition.

Below is a discussion of Costs and Expenses and Other (Income) Expense.

Costs and Expenses and Other (Income) Expense

	Three Months Ended September 30,				Increase (Decrease) Amount
	2014		2013
	Amount	Per BOE	Amount	Per BOE
	(In Thousands, except per unit amounts)
Costs and expenses
Lease operating expense
Insurance expense	$11,022	$2.05	$8,496	$1.98	$2,526
Workover and maintenance	29,416	5.46	14,586	3.41	14,830
Direct lease operating expense	102,147	18.96	62,681	14.63	39,466
Total lease operating expense	142,585	26.47	85,763	20.02	56,822
Production taxes	3,093	0.57	1,398	0.33	1,695
Gathering and transportation	9,188	1.71	5,345	1.25	3,843
DD&A	161,266	29.93	100,216	23.40	61,050
Accretion of asset retirement obligations	12,819	2.38	7,326	1.71	5,493
General and administrative expense	26,424	4.90	23,672	5.53	2,752
(Gain) loss on derivative financial instruments	(3,283)	(0.61)	1,441	0.34	(4,724)
Total costs and expenses	$352,092	$65.35	$225,161	$52.58	$126,931
Other (income) expense
(Income) loss from equity method investees	$(881)	$(0.16)	$1,793	$0.42	$(2,674)
Other income-net	(951)	(0.18)	(522)	(0.12)	(429)
Interest expense	66,263	12.30	29,685	6.93	36,578
Total other (income) expense	$64,431	$11.96	$30,956	$7.23	$33,475

Costs and expenses increased $126.9 million in the first quarter of fiscal 2015. This increase in costs and expenses was principally due to higher DD&A expense, higher lease operating expense, higher gathering and transportation and higher accretion of asset retirement obligations in the current year quarter.

DD&A expense increased $61.1 million in the first quarter of fiscal 2015 when comparing to the first quarter of fiscal 2014. DD&A expense increased $25.9 million as a result of higher net production. This was coupled by an increase in the DD&A rate of $6.53 per BOE which increased DD&A expense by $35.2 million. The increase in the DD&A rate in the first quarter of fiscal 2015 was due to the EPL Acquisition.

Lease operating expense increased $56.8 in the first quarter of fiscal 2015 when comparing to the first quarter of fiscal 2014. The increase in lease operating expense was due to the EPL Acquisition.

Gathering and transportation increased $3.8 million in the first quarter of fiscal 2015. This increase was principally due to the EPL Acquisition and increased maintenance expense on several pipelines. Accretion of asset retirement obligations increased $5.5 million in the first quarter of fiscal 2015. This increase was principally due to the EPL Acquisition.

Interest expense increased $36.6 million which was principally due to an increase in debt. On a per unit of production basis, interest expense increased 77.5%, from $6.93/BOE to $12.30/BOE.

Income Tax Expense

Income tax expense (benefit) decreased by $32.2 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. However, the effective income tax rate for the three months ended September 30, 2014 increased from the three months ended September 30, 2013 by 14.4% due to a significant decrease in forecasted pre-tax book income. To finance the EPL acquisition, the Company increased its borrowings which increased overall interest expense. This increase, in turn, decreased forecast pre-tax book income for the fiscal year, which amplified the tax effect of permanent items from prior periods. See Note 10 — Income Taxes of Notes to Consolidated Financial Statements in this Quarterly Report.

Liquidity and Capital Resources

Overview

We have historically funded our operations primarily through cash flows from operations, borrowings under our revolving credit facility, and the issuance of debt and equity securities. However, future cash flows are subject to a number of variables, including the level of crude oil and natural gas production and prices. Significant declines in commodity prices would negatively impact revenues, earnings and cash flows and potentially our liquidity if we do not reduce our spending accordingly. Cash investments are required to fund activities necessary to offset the natural production declines in proved reserves. Our ability to maintain and grow reserves is dependent on the success of our exploration and development activity and our ability to acquire additional reserves at reasonable rates. We have historically used cash in the following ways:

•	drilling and completing new natural gas and oil wells;
•	satisfying our contractual commitments, including payment of our debt obligations;
•	constructing and installing new production infrastructure;
•	acquiring additional reserves and producing properties through asset or entity acquisitions;
•	acquiring and maintaining our lease acreage position and our seismic resources;
•	maintaining, repairing and enhancing existing natural gas and oil wells;
•	plugging and abandoning depleted or uneconomic wells;
•	payments of dividends on our common and preferred shares outstanding; and
•	indirect costs related to our exploration activities, including payroll and other expense attributable to our exploration professional staff.

Our Indebtedness and Available Credit

As of September 30, 2014, Energy XXI Gulf Coast, Inc. (“EGC”), our wholly-owned indirect subsidiary, had $748.3 million in borrowings and $226 million in letters of credit issued under our First Lien Credit Agreement, which had a borrowing base of $1,500 million. Our credit facility is comprised of a syndicate of large domestic and international banks, with no single lender providing more than 5% of the overall commitment amount. On September 5, 2014, EGC, entered into the Ninth Amendment (the “Ninth Amendment”) to the First Lien Credit Agreement. The Ninth Amendment provides for, among other things, an adjustment to the total leverage ratio covenant under the First Lien Credit Agreement. Under the Ninth Amendment, the total leverage of EGC and its consolidated subsidiaries may not exceed 4.25 times the amount of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of EGC and its consolidated subsidiaries for the fiscal quarters ended June 30, 2014, September 30, 2014, December 31, 2014 and March 31, 2015 and may not exceed 4.00 times the amount of EBITDA for each fiscal quarter ending June 30, 2015 and thereafter. The Ninth Amendment also provides for a further covenant of EGC and its subsidiaries to limit the amount of their secured debt to an amount not to exceed 1.75 times the EBITDA of EGC and its consolidated subsidiaries for the fiscal quarters ended September 30, 2014, December 31, 2014 and March 31, 2015 and 1.50 times EBITDA for any fiscal quarter ending June 30, 2015 and thereafter. Pursuant to the terms of the Ninth Amendment, the lenders under the First Lien Credit Agreement also maintained the borrowing base for EGC at $1,500 million of which such amount $475 million is the borrowing base for EPL under the sub-facility established for EPL under the First Lien Credit Agreement. As of September 30, 2014, we were in compliance with all of the covenants under our First Lien Credit Agreement.

If commodity prices continue to decline, our borrowing base under our revolving credit facility may be reduced which would impact the working capital available to fund our capital spending program. In addition, we would have to repay any outstanding indebtedness in excess of any reduced borrowing base. We may also have to repay outstanding indebtedness to the extent that our secured debt exceeds the secured debt to EBITDA ratio for the applicable quarter.

The September 30, 2014 principal balance of our other long-term debt and related maturity dates were as follows:

•	9.25% Senior Notes due 2017 — $750 million;
•	8.25% Senior Notes due 2018 — $510 million;
•	7.75% Senior Notes due 2019 — $250 million;
•	7.5% Senior Notes due 2021 — $500 million;
•	6.875% Senior Notes due 2024 — $650 million; and
•	3.0% Senior Convertible Notes due 2018 — $400 million.

Our ability to pay the principal and interest on our long-term debt and to satisfy our other liabilities will depend upon the success of our development activities, our ability to maintain and grow reserves, oil and gas prices and our ability to refinance our debt as it becomes due. Although credit and equity markets have rebounded significantly in recent years following the credit crisis, our future operating performance and ability to refinance will be affected by economic and capital market conditions, results of operations and other factors, many of which are beyond our control. For example, constraints in the credit markets may increase the rates we are charged for utilizing these markets. At present, we believe that our liquidity and capital resources alternatives available to us will be adequate to meet our funding requirements through September 30, 2015.

We maintain approximately $7.5 million and $163 million in bonds issued to BOEM and third parties, respectively, to secure the plugging and abandonment of wells on the Outer Continental Shelf of the Gulf of Mexico as well as the removal of platforms and related facilities, right of way, operator bond and for overweight permit.

Capital Expenditures

For fiscal 2015, our capital expenditures, excluding any potential acquisitions, are now estimated at $680 million. During the three months ended September 30, 2014, we had $280 million in capital expenditures excluding acquisitions, of which $176 million was spent on development of our core properties, $25 million on exploration on core properties and $79 million on other assets. Approximately 45% of our 2015 capital expenditures is expected to be focused on development of our core properties and the remainder on other assets. We intend to fund our capital expenditure program and contractual commitments, including settlement of derivative contracts, from cash on hand, cash flows from operations and borrowings under our credit facility. We believe that our available liquidity is sufficient to meet our capital requirements through September 30, 2015. We currently expect to fund our 2015 capital program primarily from existing cash flow from operations, as well as a small amount of borrowings under our revolving credit facility. However, these cash flows are dependent upon future production volumes and commodity prices and there can be no assurance that cash flow from operations or other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures. If our cash flows from operations and availability under our revolving credit facility are not sufficient to fund our capital program, we may further reduce our capital spending or otherwise fund our capital needs with proceeds from additional debt and equity or the sale of non-core assets. There is no guarantee that we can access debt and equity capital markets at attractive terms. Our capital expenditures and the scope of our drilling activities for fiscal year 2015 may change as a result of several factors, including, but not limited to, changes in natural gas and oil sales prices, costs of drilling and completion, drilling results and changes in the borrowing base under the First Lien Credit Agreement. If an acquisition opportunity arises, we may also seek to access public markets to issue additional debt and/or equity securities to fund the acquisition.

Cash Flows

The following table sets forth selected historical information from our statement of cash flows from operations:

	Three Months Ended September 30,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$203,950	$107,899
Net cash used in investing activities	(272,148)	(213,370)
Net cash provided by financing activities	41,892	122,833
Net increase (decrease) in cash and cash equivalents	$(26,306)	$17,362

Operating Activities

Net cash provided by operating activities for the first quarter of fiscal 2015 was $204.0 million as compared to $107.9 million provided by operating activities for the first quarter of fiscal 2014. The increase was due in part to higher crude oil production volumes partially offset by higher production costs. Changes in operating assets and liabilities increased $109.5 million during the first quarter of fiscal 2015 primarily due to changes in accounts receivable and accounts payable and accrued liabilities.

Investing Activities

Our investments in properties were $272.1 million and $213.4 million for the three months ended September 30, 2014 and 2013, respectively. The increase in cash used in investing activities in comparing the first quarter of fiscal 2015 to the first quarter of fiscal 2014 was primarily due to higher investments in properties partially offset by lower contributions to equity investees in the first quarter of fiscal 2015.

Financing Activities

Cash provided by financing activities was $41.9 million for the three months ended September 30, 2014 as compared to cash provided by financing activities of $122.8 million for the three months ended September 30, 2013. Net proceeds from our borrowings were $56.1 million. During the three months ended September 30, 2013, net proceeds from our borrowings were $175.5 million.

Contractual Obligations

Information about contractual obligations at September 30, 2014 did not change materially, other than as disclosed in Note 6 — Long-Term Debt and Note 16 — Commitments and Contingencies of Notes to Consolidated Financial Statements in this Quarterly Report and from the disclosures in Item 7 of our 2014 Annual Report.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 — Organization and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2014 Annual Report.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 — Recent Accounting Pronouncements of Notes to Consolidated Financial Statements in this Quarterly Report.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

General

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2014 Annual Report.

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at September 30, 2014, and from which we may incur future gains or losses from changes in market interest rates or commodity prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. We have incurred debt under the borrowing base of our First Lien Credit Facility. This borrowing base is subject to periodic redetermination based in part on changing expectations of future prices. If commodity prices deteriorate materially, the borrowing base could be reduced, which would require us to repay a portion of our outstanding indebtedness. Price volatility is expected to continue.

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

At September 30, 2014, our natural gas contracts outstanding had an asset position of $0.6 million. A 10% increase in natural gas prices would reduce the fair value by approximately $1.4 million, while a 10% decrease in natural gas prices would increase the fair value by approximately $1.5 million. Also, at September 30, 2014, our crude oil contracts outstanding had an asset position of $28.4 million. A 10% increase in crude oil prices would reduce the fair value by approximately $40.8 million, while a 10% decrease in crude oil prices would increase the fair value by approximately $60 million. These fair value changes assume volatility based on prevailing market parameters at September 30, 2014. See Note 9 — Derivative Financial Instruments of Notes to Consolidated Financial Statements in this Quarterly Report.

Our ultimate realized gain or loss with respect to commodity price fluctuations will depend on the future exposures that arise during the period, our hedging strategies at the time and commodity prices at the time.

During the quarter ended September 30, 2011, we began including ICE Brent Futures (“Brent”) collars and three-way collars in our hedging portfolio. By including Brent benchmarks in our crude hedging, we can appropriately manage our exposure and price risk. In April 2014, we began including Argus-LLS futures collars in our hedging portfolio to appropriately align and manage our exposure and price risk to market conditions.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our variable rate debt obligations. Specifically, we are exposed to changes in interest rates as a result of borrowings under our First Lien Credit Facility, and the terms of such facility require us to pay higher interest rate margins as we utilize a larger percentage of our available borrowing base. We manage our interest rate exposure by limiting our variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 75% of our debt. As of September 30, 2014, total debt included $748.3 million of floating-rate debt. As a result, our period-end interest costs will fluctuate based on short-term interest rates on approximately 20% of our total debt outstanding as of September 30, 2014. A 10% change in floating interest rates on period-end floating debt balances would change quarterly interest expense by approximately $23,000. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates. However, to reduce our future exposure to changes in interest rates, we may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues.

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

Changes in Internal Control over Financial Reporting

Since the acquisition of EPL on June 3, 2014, the Company has been aligning EPL’s controls to the Company’s existing control environment. As this process was ongoing as of September 30, 2014, it was not possible for the Company to perform an assessment of EPL’s internal control over financial reporting as of September 30, 2014. Management expects that EPL’s controls will be aligned and integrated into the Company’s control environment within one year of the date of the acquisition and will include EPL in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2015. EPL is our wholly-owned indirect subsidiary whose total assets and total revenues represent 49% and 43%, respectively, of the related consolidated financial statement amounts as of and for the three months ended September 30, 2014.

Other than the change noted above, there was no change in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarterly period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings, could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our common stock, please refer to the section entitled “Item 1A. Risk Factors” in our 2014 Annual Report. There have been no material changes in the risk factors set forth in our 2014 Annual Report.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Energy XXI Ltd has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY XXI LTD
By: /S/ BRUCE W. BUSMIRE Bruce W. Busmire Duly Authorized Officer and Chief Financial Officer
By: /S/ HUGH A. MENOWN Hugh A. Menown Duly Authorized Officer and Executive Vice President and Chief Accounting Officer

Date: November 6, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following
3.1	Altered Memorandum of Association of Energy XXI Ltd	3.1 to the Company’s Form 8-K filed on November 9, 2011
3.2	Bye-Laws of Energy XXI Ltd	3.2 to the Company’s Form 8-K filed on November 9, 2011
10.1	Ninth Amendment to Second Amended and Restated First Lien Credit Agreement, dated as of September 5, 2014.	10.1 to the Company’s Form 8-K filed on September 9, 2014
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Schema Document	Furnished herewith
101.CAL	XBRL Calculation Linkbase Document	Furnished herewith
101.DEF	XBRL Definition Linkbase Document	Furnished herewith
101.LAB	XBRL Label Linkbase Document	Furnished herewith
101.PRE	XBRL Presentation Linkbase Document	Furnished herewith