Form 10-K/A
period 2014-06-30
Energy XXI Ltd
filed 2014-12-23
CIK 1343719

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

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2014 Annual Meeting of Shareholders, which was filed on October 10, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report of Energy XXI Ltd (the “Company”) on Form 10-K for the fiscal year ended June 30, 2014 (the “Annual Report”) is filed with the Securities and Exchange Commission (the “SEC”) to amend Item 8 “Financial Statements and Supplementary Data” to include a new Note 23 – Supplemental Guarantor Information (the “Consolidating Footnote”), which includes condensed consolidating financial information for the Company, combined guarantor subsidiaries and combined non-guarantor subsidiaries in accordance with the requirements of Regulation S-X. The primary purpose of the Consolidating Footnote is to allow investors to determine the assets, results of operations and comprehensive income (loss) and cash flows of each of the consolidating groups.

This Amendment solely modifies Part II, Item 8, of the Annual Report to include Note 23. All of the information in this Amendment No. 1 is as of August 25, 2014, the date the Company filed the Annual Report with the SEC. This Amendment No. 1 continues to speak as of the date of the Annual Report and does not reflect any subsequent information or events other than the amendment to Item 8 discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Annual Report, including any amendments to those filings. Among other things, forward-looking statements made in the Annual Report have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Annual Report.

The certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2 and 32.1 to the Annual Report, have been re-executed and re-filed as of the date of this Amendment No. 1.

The Company’s management has considered whether the addition of the Consolidating Footnote to conform to the requirements of Rule 3-10 of Regulation S-X under the Exchange Act affects management’s conclusion, set forth in the Annual Report, regarding the effectiveness, as of June 30, 2014, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and the Company’s internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management continues to believe that, as of June 30, 2014:

•	The Company’s disclosure controls and procedures were functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure; and
•	The Company’s internal control over financial reporting was effective based on the criteria on which it was evaluated, as described in the Annual Report. Management’s Report on Internal Control over Financial Reporting is included in this Amendment No. 1.

PART II

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

/s/ UHY LLP
Houston, Texas
August 25, 2014, except for Note 23, as to
which the date is December 23, 2014

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

The Company’s investment in unevaluated properties primarily relates to the unevaluated oil and gas properties acquired in oil and gas property acquisitions, exploratory wells in progress, Bureau of Ocean Energy Management (“BOEM”) lease sales and costs to acquire seismic data. Costs associated with these unevaluated properties are transferred to evaluated properties upon the earlier of (i) when a determination is made whether there are any proved reserves related to the properties, or (ii) amortized over a period of time of not more than four years.

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

ENERGY XXI (BERMUDA) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Employee Benefit Plans  – (continued)

	Year Ended June 30,
	2014	2013	2012
Total contributions	$8,228	$6,119	$6,209

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

Drilling Rig Commitments.  The drilling rig commitments represent minimum future expenditures for drilling rig services. The expenditures for drilling rig services will exceed such minimum amounts to the extent we utilize the drilling rigs subject to a particular contractual commitment for a period greater than the period set forth in the governing contract. As of June 30, 2014, we have entered into nine drilling rig commitments:

1)	April 10, 2014 to October 27, 2014 at $54,448 per day.
2)	January 1, 2014 to July 15, 2014 at $107,500 per day.
3)	October 1, 2013 to September 1, 2014 at $125,000 per day.
4)	March 10, 2014 to March 9, 2015 at $53,175 per day.

ENERGY XXI (BERMUDA) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Commitments and Contingencies  – (continued)

5)	September 1, 2013 to August 31, 2014 at $140,000 per day.
6)	February 15, 2014 to August 15, 2014 at $111,380 per day.
7)	April 11, 2014 to September 15, 2014 at $112,000 per day.
8)	July 1, 2014 to September 1, 2014 at $107,500 per day.
9)	September 1, 2014 to October 1, 2014 at $107,500 per day.

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

ENERGY XXI (BERMUDA) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 — Supplemental Guarantor Information

Our indirect, 100%-owned subsidiary, EGC, issued $650 million of its 6.875% Senior Notes due 2024 on May 27, 2014, $500 million of its 7.5% Senior Notes due 2021 on September 26, 2013, $750 million of its 9.25% Senior Notes due 2017 on December 17, 2010 and $250 million of its 7.75% Senior Notes due 2019 on February 25, 2011. These notes are jointly, severally, fully and unconditionally guaranteed by the Bermuda parent company and each of EGC’s existing and future material domestic subsidiaries other than EPL and its subsidiaries, except that a guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the above senior note indentures. These customary circumstances include: when a guarantor is declared “unrestricted” for covenant purposes, when the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied, when the guarantor is sold or sells all of its assets or the guarantor no longer guarantees any obligations under EGC’s revolving credit facility. When securities that are guaranteed are issued in a registered offering, Rule 3-10 of Regulation S-X of the SEC requires the issuer and guarantors to file separate financial statements. The Company meets the conditions in Rule 3-10 to report information about the assets, results of operations and comprehensive income (loss) and cash flows of the parent, subsidiary issuer and subsidiary guarantors using an alternative approach, which is to include in a footnote to the parent company’s financial statements condensed consolidating financial information for the same periods as those presented for the parent company financial statements.

The information is presented using the equity method of accounting for investments in subsidiaries. Transactions between entities are presented on a gross basis in the Bermuda parent company, EGC, the guarantor subsidiaries, and non-guarantor subsidiaries columns with consolidating entries presented in the eliminations column. The principal consolidating entries eliminate investments in subsidiaries, intercompany balances and intercompany revenues and expenses. The following supplemental condensed consolidating financial information has been prepared pursuant to the rules and regulations for condensed financial information and does not include all disclosures included in annual financial statements and should be read in conjunction with our consolidated financial statements and notes thereto.

ENERGY XXI (BERMUDA) LIMITED
CONDENSED CONSOLIDATING BALANCE SHEET
(In Thousands)

	June 30, 2014
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$135,703	$3,723	$—	$6,380	$—	$145,806
Accounts receivable
Oil and natural gas sales			127,773	50,990	(11,688)	167,075
Joint interest billings		1,833		11,065		12,898
Insurance and other	10	3,452	517	1,460	(1)	5,438
Prepaid expenses and other current assets	230	27,705	350	44,245		72,530
Deferred income taxes		27,424		25,163		52,587
Derivative financial instruments		1,425				1,425
Total Current Assets	135,943	65,562	128,640	139,303	(11,689)	457,759
Property and Equipment
Oil and natural gas properties			3,324,923	3,197,765	1,914	6,524,602
Other property and equipment				19,760		19,760
Total Property and Equipment, net	—	—	3,324,923	3,217,525	1,914	6,544,362
Other Assets
Goodwill				327,235		327,235
Derivative financial instruments		3,035				3,035
Equity investments	1,744,908	2,969,070		2,110,608	(6,783,943)	40,643
Intercompany receivables	102,489	1,627,931		60,562	(1,790,982)	—
Restricted cash			325	6,025		6,350
Other assets and debt issuance costs, net	178,299	42,155		7,940	(171,000)	57,394
Total Other Assets	2,025,696	4,642,191	325	2,512,370	(8,745,925)	434,657
Total Assets	$2,161,639	$4,707,753	$3,453,888	$5,869,198	$(8,755,700)	$7,436,778
LIABILITIES
Current Liabilities
Accounts payable	$—	$64,533	$150,909	$212,157	$(11,881)	$415,718
Accrued liabilities	1,640	12,501	28,750	154,587	(63,952)	133,526
Notes payable		21,967				21,967
Deferred income taxes	19,185				(19,185)	—
Asset retirement obligations			39,819	39,830		79,649
Derivative financial instruments		5,517		26,440		31,957
Current maturities of long-term debt		14,093		927		15,020
Total Current Liabilities	20,825	118,611	219,478	433,941	(95,018)	697,837
Long-term debt, less current maturities	342,986	2,305,906		1,266,732	(171,000)	3,744,624
Deferred income taxes		211,055		470,798	19,185	701,038
Asset retirement obligations		49	247,272	232,864		480,185
Derivative financial instruments		2,166		2,140		4,306
Intercompany payables			1,736,240		(1,736,240)	—
Other liabilities				10,958		10,958
Total Liabilities	363,811	2,637,787	2,202,990	2,417,433	(1,983,073)	5,638,948
Stockholders’ Equity
Preferred stock
7.25% Convertible perpetual preferred stock						—
5.625% Convertible perpetual preferred stock	1					1
Common stock	468	1		10	(11)	468
Additional paid-in capital	1,837,462	2,092,439	273,129	3,580,004	(5,945,572)	1,837,462
Retained earnings (accumulated deficit)	(19,628)	(2,040)	977,769	(101,521)	(874,206)	(19,626)
Accumulated other comprehensive (loss) income	(20,475)	(20,434)		(26,728)	47,162	(20,475)
Total Stockholders’ Equity	1,797,828	2,069,966	1,250,898	3,451,765	(6,772,627	1,797,830
Total Liabilities and Stockholders’ Equity	$2,161,639	$4,707,753	$3,453,888	$5,869,198	$(8,755,700)	$7,436,778

ENERGY XXI (BERMUDA) LIMITED
CONDENSED CONSOLIDATING BALANCE SHEET
(In Thousands)

	June 30, 2013
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$1,334	$—	$—	$137	$(1,471)	$—
Accounts receivable
Oil and natural gas sales			150,007		(17,486)	132,521
Joint interest billings		9,505				9,505
Insurance and other		6,031	495	219		6,745
Prepaid expenses and other current assets	235	47,492	372	2,638	1	50,738
Derivative financial instruments		38,389				38,389
Total Current Assets	1,569	101,417	150,874	2,994	(18,956)	237,898
Property and Equipment
Oil and natural gas properties		16,553	3,272,952			3,289,505
Other property and equipment				17,003		17,003
Total Property and Equipment, net	—	16,553	3,272,952	17,003	—	3,306,508
Other Assets
Derivative financial instruments		21,926				21,926
Equity investments	1,259,247	1,066,803		1,544,751	(3,858,002)	12,799
Intercompany receivables	95,627	1,904,655		56,715	(2,056,997)	—
Deferred income taxes				29,884	(29,884)	—
Other assets and debt issuance costs, net	171,000	24,791		7,789	(171,000)	32,580
Total Other Assets	1,525,874	3,018,175	—	1,639,139	(6,115,883)	67,305
Total Assets	$1,527,443	$3,136,145	$3,423,826	$1,659,136	$(6,134,839)	$3,611,711
LIABILITIES
Current Liabilities
Accounts payable	$—	$104,263	$133,045	$1,258	$(18,956)	$219,610
Accrued liabilities	479	25,001	30,393	105,598	(56,279)	105,192
Notes payable	175	22,349				22,524
Deferred income taxes				20,517		20,517
Asset retirement obligations			29,500			29,500
Derivative financial instruments		40				40
Current maturities of long-term debt		18,838		716		19,554
Total Current Liabilities	654	170,491	192,938	128,089	(75,235)	416,937
Long-term debt, less current maturities	—	1,279,843		241,648	(171,000)	1,350,491
Deferred income taxes	16,883	153,805			(29,884)	140,804
Asset retirement obligations		50	258,268			258,318
Intercompany payables			1,913,195		(1,913,195)	—
Other liabilities				7,915		7,915
Total Liabilities	17,537	1,604,189	2,364,401	377,652	(2,189,314)	2,174,465
Stockholders’ Equity
Preferred stock
7.25% Convertible perpetual preferred stock						—
5.625% Convertible perpetual preferred stock	1					1
Common stock	396	1				397
Additional paid-in capital	1,512,310	1,426,351	369,195	1,370,648	(3,166,193)	1,512,311
Retained earnings (accumulated deficit)	(29,352)	79,304	690,231	(43,052)	(726,483)	(29,352)
Accumulated other comprehensive (loss) income	26,551	26,300	(1)	26,551	(52,849)	26,552
Treasury stock				(72,663)		(72,663)
Total Stockholders’ Equity	1,509,906	1,531,956	1,059,425	1,281,484	(3,945,525)	1,437,246
Total Liabilities and Stockholders’ Equity	$1,527,443	$3,136,145	$3,423,826	$1,659,136	$(6,134,839)	$3,611,711

ENERGY XXI (BERMUDA) LIMITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	For the Year Ended June 30, 2014
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
Revenues
Crude oil sales	$—	$(11,525)	$1,046,263	$56,485	$—	$1,091,223
Natural gas sales		3,710	132,134	3,658		139,502
Total Revenues	—	(7,815)	1,178,397	60,143	—	1,230,725
Costs and Expenses
Lease operating		(325)	348,027	18,045		365,747
Production taxes		51	4,716	660		5,427
Gathering and transportation			23,532			23,532
Depreciation, depletion and amortization			399,086	26,340	(2,107)	423,319
Accretion of asset retirement obligations			28,161	2,022		30,183
General and administrative expense	7,380	1,134	81,380	6,508		96,402
Loss (gain) on derivative financial instruments		5,704				5,704
Total Costs and Expenses	7,380	6,564	884,902	53,575	(2,107)	950,314
Operating Income (Loss)	(7,380)	(14,379)	293,495	6,568	2,107	280,411
Other Income (Expense)
Income (loss) from equity method investees	66,995	296,279		92,191	(460,246)	(4,781)
Other income – net	19,923	1,954		17,808	(36,387)	3,298
Interest expense	(14,485)	(138,336)	(5,957)	(40,337)	36,387	(162,728)
Total Other Income (Expense)	72,433	159,897	(5,957)	69,662	(460,246)	(164,211)
Income (Loss) Before Income Taxes	65,053	145,518	287,538	76,230	(458,139)	116,200
Income Tax Expense	5,942	48,546		2,601		57,089
Net Income (Loss)	59,111	96,972	287,538	73,629	(458,139)	59,111
Preferred Stock Dividends	11,489				—	11,489
Net Income (Loss) Available for Common Stockholders	$47,622	$96,972	$287,538	$73,629	$(458,139)	$47,622
Comprehensive Income (Loss)
Net Income (Loss)	$59,111	$96,972	$287,538	$73,629	$(458,139)	$59,111
Other Comprehensive Income (Loss)	(47,027)	(38,523)		(8,504)	47,027	(47,027)
Comprehensive Income (Loss)	$12,084	$58,449	$287,538	$65,125	$(411,112)	$12,084

ENERGY XXI (BERMUDA) LIMITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	For the Year Ended June 30, 2013
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
Revenues
Crude oil sales	$—	$13,295	$1,067,687	$—	$—	$1,080,982
Natural gas sales		15,110	112,753			127,863
Total Revenues	—	28,405	1,180,440	—	—	1,208,845
Costs and Expenses
Lease operating		(3,249)	340,412			337,163
Production taxes		(658)	5,904			5,246
Gathering and transportation			24,168			24,168
Depreciation, depletion and amortization			372,252	3,972		376,224
Accretion of asset retirement obligations			30,885			30,885
General and administrative expense	7,439	2,820	61,089	250		71,598
Loss (gain) on derivative financial instruments		1,915		(159)		1,756
Total Costs and Expenses	7,439	828	834,710	4,063	—	847,040
Operating Income (Loss)	(7,439)	27,577	345,730	(4,063)	—	361,805
Other Income (Expense)
Income (loss) from equity method investees	156,516	333,039		176,979	(672,931)	(6,397)
Other income – net	18,584	1,849	12	17,833	(36,313)	1,965
Interest expense	(5)	(93,200)	(15,160)	(36,607)	36,313	(108,659)
Total Other Income (Expense)	175,095	241,688	(15,148)	158,205	(672,931)	(113,091)
Income (Loss) Before Income Taxes	167,656	269,265	330,582	154,142	(672,931)	248,714
Income Tax Expense (Benefit)	5,575	85,889		(4,831)		86,633
Net Income (Loss)	162,081	183,376	330,582	158,973	(672,931)	162,081
Preferred Stock Dividends	11,496					11,496
Net Income (Loss) Available for Common Stockholders	$150,585	$183,376	$330,582	$158,973	$(672,931)	$150,585
Comprehensive Income (Loss)
Net Income (Loss)	$162,081	$183,376	$330,582	$158,973	$(672,931)	$162,081
Other Comprehensive Income (Loss)	(31,051)	(32,985)		1,934	31,051	(31,051)
Comprehensive Income (Loss)	$131,030	$150,391	$330,582	$160,907	$(641,880)	$131,030

ENERGY XXI (BERMUDA) LIMITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	For the Year Ended June 30, 2012
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
Revenues
Crude oil sales	$—	$645	$1,185,986	$—	$—	$1,186,631
Natural gas sales		29,871	86,901			116,772
Total Revenues	—	30,516	1,272,887	—	—	1,303,403
Costs and Expenses
Lease operating		(343)	311,158			310,815
Production taxes		4	7,257			7,261
Gathering and transportation			16,371			16,371
Depreciation, depletion and amortization			364,281	3,182		367,463
Accretion of asset retirement obligations			39,161			39,161
General and administrative expense	6,990	3,476	75,603	207		86,276
Loss (gain) on derivative financial instruments		(7,261)		33		(7,228)
Total Costs and Expenses	6,990	(4,124)	813,831	3,422	—	820,119
Operating Income (Loss)	(6,990)	34,640	459,056	(3,422)	—	483,284
Other Income (Expense)
Income (loss) from equity method investees	331,110	459,057		315,146	(1,105,313)	—
Other income – net	16,722	1,191	1	17,828	(35,671)	71
Interest expense		(108,731)		(35,822)	35,671	(108,882)
Total Other Income (Expense)	347,832	351,517	1	297,152	(1,105,313)	(108,811)
Income (Loss) Before Income Taxes	340,842	386,157	459,057	293,730	(1,105,313)	374,473
Income Tax Expense (Benefit)	5,015	71,010		(37,379)		38,646
Net Income (Loss)	335,827	315,147	459,057	331,109	(1,105,313)	335,827
Induced Conversion of Preferred Stock	6,068					6,068
Preferred Stock Dividends	13,028					13,028
Net Income (Loss) Available for Common Stockholders	316,731	315,147	459,057	331,109	(1,105,313)	316,731
Comprehensive Income (Loss)
Net Income (Loss)	$335,827	$315,147	$459,057	$331,109	$(1,105,313)	$335,827
Other Comprehensive Income (Loss), net	126,087	126,087			(126,087)	126,087
Comprehensive Income (Loss)	$461,914	$441,234	$459,057	$331,109	$(1,231,400)	$461,914

ENERGY XXI (BERMUDA) LIMITED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In Thousands)

	For the Year Ended June 30, 2014
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
Cash Flows From Operating Activities
Net income (Loss)	$59,111	$96,972	$287,538	$73,629	$(458,139)	$59,111
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization			399,086	26,340	(2,107)	423,319
Deferred income tax expense (benefit)	2,301	48,546		2,601		53,448
Change in derivative financial instruments
Other – net		(1,793)				(1,793)
Accretion of asset retirement obligations			28,161	2,022		30,183
Loss (income) from equity method investees	(66,995)	(296,279)		(92,191)	460,246	4,781
Amortization and write-off of debt issuance costs and other	7,219	6,555				13,774
Stock-based compensation	6,712				(1)	6,711
Changes in operating assets and liabilities
Accounts receivable	(10)	22,708	22,212	18,372	1	63,283
Prepaid expenses and other current assets	(18)	19,746	23	(13,733)	1	6,019
Settlement of asset retirement obligations			(57,391)			(57,391)
Accounts payable and accrued liabilities	(5,852)	87,745	(256,799)	1,284,956	(1,166,035)	(55,985)
Net Cash Provided by (Used in) Operating Activities	2,468	(15,800)	422,830	1,301,996	(1,166,034)	545,460
Cash Flows from Investing Activities
Acquisitions, net of cash acquired			(37,657)	(811,984)		(849,641)
Capital expenditures		16,746	(513,096)	(292,326)		(788,676)
Insurance payments received			1,983			1,983
Change in equity method investments				(34,294)		(34,294)
Proceeds from the sale of properties			126,265			126,265
Intercompany investment	(185,568)	(979,420)		(2,570)	1,167,558	—
Transfer to restricted cash			(325)			(325)
Other				113		113
Net Cash Provided by (Used in) Investing Activities	(185,568)	(962,674)	(422,830)	(1,141,061)	1,167,558	(1,544,575)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	3,994					3,994
Discount on convertible debt allocated to additional paid-in capital	63,432					63,432
Repurchase of company common stock	(30,824)			(153,439)		(184,263)
Dividends to shareholders – common	(34,680)					(34,680)
Dividends to shareholders – preferred	(11,489)					(11,489)
Proceeds from long-term debt	336,568	3,085,145		(840)		3,420,873
Payments on long-term debt	—	(2,079,072)		(413)		(2,079,485)
Debt issuance costs	(9,585)	(23,876)				(33,461)
Other	53				(53)	—
Net Cash Provided by (Used in) Financing Activities	317,469	982,197	—	(154,692)	(53)	1,144,921
Net Increase in Cash and Cash Equivalents	134,369	3,723	—	6,243	1,471	145,806
Cash and Cash Equivalents, beginning of year	1,334	—	—	137	(1,471)	—
Cash and Cash Equivalents, end of year	$135,703	$3,723	$—	$6,380	$—	$145,806

ENERGY XXI (BERMUDA) LIMITED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In Thousands)

	For the Year Ended June 30, 2013
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
Cash Flows From Operating Activities
Net income (Loss)	$162,081	$183,376	$330,582	$158,973	$(672,931)	$162,081
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization			372,252	3,972		376,224
Deferred income tax expense	(7,297)	85,889		(4,831)		73,761
Change in derivative financial instruments
Proceeds from sale of derivative instruments		635		125		760
Other – net		(27,357)		(159)		(27,516)
Accretion of asset retirement obligations			30,885			30,885
Loss (income) from equity method investees	(156,516)	(333,039)		(176,979)	672,931	6,397
Amortization and write-off of debt issuance costs and other		6,857		41		6,898
Stock-based compensation	3,504				1	3,505
Changes in operating assets and liabilities
Accounts receivable		14,422	(13,156)	424		1,690
Prepaid expenses and other current assets	8,772	2,865	760	103	(1)	12,499
Settlement of asset retirement obligations			(41,939)			(41,939)
Accounts payable and accrued liabilities	15,437	(284,637)	269,560	79,024	(46,481)	32,903
Net Cash Provided by (Used in) Operating Activities	25,981	(350,989)	948,944	60,693	(46,481)	638,148
Cash Flows from Investing Activities
Acquisitions, net of cash acquired			(161,164)			(161,164)
Capital expenditures		(17,144)	(787,774)	(11,187)		(816,105)
Change in equity method investments				(16,693)		(16,693)
Intercompany investment	(4,010)			(41,000)	45,010	—
Other			(6)	(35)		(41)
Net Cash Provided by (Used in) Investing Activities	(4,010)	(17,144)	(948,944)	(68,915)	45,010	(994,003)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	7,021			—		7,021
Repurchase of company common stock				(58,666)		(58,666)
Dividends to shareholders – common	(25,992)			—		(25,992)
Dividends to shareholders – preferred	(11,496)			—		(11,496)
Proceeds from long-term debt		1,571,061		5,490		1,576,551
Payments on long-term debt		(1,243,545)		(303)		(1,243,848)
Debt issuance costs		(4,777)		(28)		(4,805)
Other				3		3
Net Cash Provided by (Used in) Financing Activities	(30,467)	322,739	—	(53,504)	—	238,768
Net Decrease in Cash and Cash Equivalents	(8,496)	(45,394)	—	(61,726)	(1,471)	(117,087)
Cash and Cash Equivalents, beginning of year	9,830	45,394	—	61,863	—	117,087
Cash and Cash Equivalents, end of year	$1,334	$—	$—	$137	$(1,471)	$—

ENERGY XXI (BERMUDA) LIMITED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In Thousands)

	For the Year Ended June 30, 2012
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
Cash Flows From Operating Activities
Net income (Loss)	$335,827	$315,147	$459,057	$331,109	$(1,105,313)	$335,827
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization			364,281	3,182		367,463
Deferred income tax expense	5,015	71,011		(37,230)		38,796
Change in derivative financial instruments
Proceeds from sale of derivative instruments		66,522				66,522
Other – net		(52,155)				(52,155)
Accretion of asset retirement obligations		—	39,161			39,161
Loss (income) from equity method investees	(331,110)	(459,057)		(315,146)	1,105,313	—
Amortization and write-off of debt issuance costs and other		7,468		91		7,559
Stock-based compensation	11,702			58		11,760
Changes in operating assets and liabilities
Accounts receivable		(17,406)	12,984	(573)		(4,995)
Prepaid expenses and other current assets	(8,703)	(5,565)	892	(2,514)		(15,890)
Settlement of asset retirement obligations			(14,990)			(14,990)
Accounts payable and accrued liabilities	(15,919)	232,527	(298,228)	93,157	(5,081)	6,456
Net Cash Provided by (Used in) Operating Activities	(3,188)	158,492	563,157	72,134	(5,081)	785,514
Cash Flows from Investing Activities
Acquisitions, net of cash acquired			(6,401)			(6,401)
Capital expenditures			(565,978)	(4,692)		(570,670)
Insurance payments received			6,472			6,472
Change in equity method investments				(2,201)		(2,201)
Proceeds from the sale of properties			2,750			2,750
Intercompany investment and other	(1,000)			(3,624)	5,081	457
Net Cash Provided by (Used in) Investing Activities	(1,000)	—	(563,157)	(10,517)	5,081	(569,593)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	9,839					9,839
Discount on convertible debt allocated to additional paid-in capital						—
Conversion of preferred stock to common stock	(6,040)					(6,040)
Dividends to shareholders – preferred	(18,682)					(18,682)
Proceeds from long-term debt		896,717				896,717
Payments on long-term debt		(1,008,300)				(1,008,300)
Other	212	(859)		(128)		(775)
Net Cash Provided by (Used in) Financing Activities	(14,671)	(112,442)	—	(128)	—	(127,241)
Net Increase (Decrease) in Cash and Cash Equivalents	(18,859)	46,050	—	61,489	—	88,680
Cash and Cash Equivalents, beginning of year	28,689	(656)	—	374	—	28,407
Cash and Cash Equivalents, end of year	$9,830	$45,394	$—	$61,863	$—	$117,087

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23 day of December 2014.

ENERGY XXI LTD

By:	/s/ JOHN D. SCHILLER, JR. John D. Schiller, Jr. Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN D. SCHILLER, JR. John D. Schiller, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	December 23, 2014
/s/ BRUCE W. BUSMIRE Bruce W. Busmire	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 23, 2014
/s/ WILLIAM COLVIN William Colvin	Director	December 23, 2014
/s/ PAUL DAVISON Paul Davison	Director	December 23, 2014
/s/ CORNELIUS DUPRÉ II Cornelius Dupré II	Director	December 23, 2014
/s/ HILL A. FEINBERG Hill A Feinberg	Director	December 23, 2014
/s/ KEVIN S. FLANNERY Kevin S. Flannery	Director	December 23, 2014
/s/ SCOTT A. GRIFFITHS Scott A. Griffiths	Director	December 23, 2014
/s/ NORMAN LOUIE Norman Louie	Director	December 23, 2014
/s/ JAMES LACHANCE James LaChance	Director	December 23, 2014

EXHIBIT INDEX

Exhibit Number	Description	Originally Filed as Exhibit	File Number
2.1	Agreement and Plan of Merger among Energy XXI (Bermuda) Limited, Energy XXI Gulf Coast, Inc., Clyde Merger Sub, Inc. and EPL Oil & Gas, Inc., dated as of March 12, 2014	Included as Annex A to the Registration Statement on Form S-4 filed on April 1, 2014	333-194942
2.2	Amendment No. 1 to Agreement and Plan of Merger among Energy XXI (Bermuda) Limited, Energy XXI Gulf Coast, Inc., Clyde Merger Sub, Inc. and EPL Oil & Gas, Inc., dated as of April 15, 2014	2.2 to the Company Form S-4/A filed on April 15, 2014	333-194942
3.1	Altered Memorandum of Association of Energy XXI (Bermuda) Limited	3.1 to the Company’s Form 8-K filed on November 9, 2011	001-33628
3.2	Bye-Laws of Energy XXI (Bermuda) Limited	3.2 to the Company’s Form 8-K filed on November 9, 2011	001-33628
4.1	Investor Rights Agreement dated October 13, 2005 among Energy XXI Acquisition Corporation (Bermuda) Limited, Sunrise Securities Corp. and Collins Steward Limited	4.1 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
4.2	Registration Rights Agreement dated October 13, 2005 among Energy XXI Acquisition Corporation (Bermuda) and the investors named therein	4.2 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
4.3	Indenture related to the 9.25% Senior Notes due 2017, dated December 17, 2010, by and among Energy XXI Gulf Coast, Inc., the Guarantors named therein and Wells Fargo Bank, N.A., as trustee	4.1 to Form 8-K filed on December 22, 2010	001-33628
4.4	Indenture related to the 7.75% Senior Notes due 2019, dated as of February 25, 2011 among Energy XXI Gulf Coast, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee	4.1 to Form 8-K filed on February 28, 2011	001-33628
4.5	Indenture related to the 7.50% Senior Notes due 2021, dated as of September 26, 2013 among Energy XXI Gulf Coast, Inc., Energy XXI (Bermuda) Limited, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee	4.1 to the Company’s Form 8-K filed on September 26, 2013	001-33628

Exhibit Number	Description	Originally Filed as Exhibit	File Number
4.6	Registration Rights Agreement dated as of September 26, 2013 among Energy XXI Gulf Coast, Inc., Citigroup Global Markets Inc. and RBS Securities Inc., as representatives of the Initial Purchasers, Energy XXI (Bermuda) Limited and the Guarantors named therein	4.2 to the Company’s Form 8-K filed on September 26, 2013	001-33628
4.7	Indenture related to the 3.0% Senior Convertible Notes due 2018, dated November 22, 2013, by and between Energy XXI (Bermuda) Limited and Wells Fargo Bank, National Association, as trustee (including the form of 3.0% Senior Convertible Note due 2018)	4.1 to the Company’s Form 8-K filed on November 22, 2013	001-33628
4.8	Indenture related to the 6.875% Senior Notes due 2024, dated as of May 27, 2014, by and among Energy XXI Gulf Coast, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee	4.1 to the Company’s Form 8-K filed on May 29, 2014	001-33628
4.9	Registration Rights Agreement dated as of May 27, 2014 among Energy XXI Gulf Coast, Inc., Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers and the Guarantors named therein	4.2 to the Company’s Form 8-K filed on May 29, 2014	001-33628
4.10	Indenture related to the 8.25% Senior Notes due 2018, dated as of February 14, 2011, by and among Energy Partners, Ltd., as Issuer, the Guarantors named therein and U.S. Bank National Association, as Trustee	4.1 to EPL Oil & Gas, Inc. Form 8-K filed on February 15, 2011	001-16179
4.11	Supplemental Indenture related to the 8.25% Senior Notes due 2018, dated as of March 14, 2011, by and among Anglo-Suisse Offshore Pipeline Partners, LLC, as a Guarantor, Energy Partners, Ltd., as Issuer, the other Guarantors named therein and U.S. Bank National Association, as Trustee	4.2 to EPL Oil & Gas, Inc. Form S-4 filed on August 14, 2011	333-175567
4.12	Second Supplemental Indenture related to the 8.25% Senior Notes due 2018, dated October 31, 2012, by and among Hilcorp Energy GOM, LLC, as a Guarantor, EPL Oil & Gas, Inc., as Issuer, the other Guarantors named therein, and U.S. Bank National Association, as Trustee	4.3 to EPL Oil & Gas, Inc. Form 10-K filed on March 7, 2013	001-16179

Exhibit Number	Description	Originally Filed as Exhibit	File Number
4.13	Indenture related to the 8.25% Senior Notes due 2018, dated October 25, 2012, by and among EPL Oil & Gas, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee	4.1 to EPL Oil & Gas, Inc. Form 8-K filed on October 30, 2012	001-16179
4.14	First Supplemental Indenture related to the 8.25% Senior Notes due 2018, dated October 31, 2012, by and among Hilcorp Energy GOM, LLC, as a Guarantor, EPL Oil & Gas, Inc., as Issuer, the other Guarantors named therein, and U.S. Bank National Association, as Trustee	4.5 to EPL Oil & Gas, Inc. Form 10-K filed on March 7, 2013	001-16179
4.15	Third Supplemental Indenture related to the 8.25% Senior Notes due 2018, by and among EPL Oil & Gas, Inc., the other Guarantors named therein and U.S. Bank National Association, as Trustee, dated April 18, 2014	4.1 to EPL Oil & Gas, Inc. Form 8-K filed on April 21, 2014	001-16179
10.1†	Form of Restricted Stock Grant Agreement under 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.6 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.2†	Form of Restricted Stock Unit Agreement under 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.7 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.3	Letter Agreement dated September 2005 between Energy XXI Acquisition Corporation (Bermuda) Limited and The Exploitation Company, L.L.P.	10.12 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.4†	Form of Notice of Grant of Stock Option together with Form of Stock Option Agreement under 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.25 to Form 10-K filed on September 11, 2008	001-33628
10.5†	Energy XXI Services, LLC Directors’ Deferred Compensation Plan	10.1 to Form 8-K filed on September 10, 2008	001-33628
10.6†	Employment Agreement of John D. Schiller, Jr., effective September 10, 2008	10.1 to Form 8-K filed on September 11, 2008	001-33628
10.7†	Separation Agreement of Steve Weyel, effective August 25, 2010	10.1 to Form 8-K filed on August 23, 2010	001-33628
10.8†	Employment Agreement of David West Griffin, effective September 10, 2008	10.3 to Form 8-K filed on September 11, 2008	001-33628

Exhibit Number	Description	Originally Filed as Exhibit	File Number
10.9†	Form of Indemnification Agreement between Energy XXI (Bermuda) Limited and Indemnitees	10.1 to Form 8-K filed on November 5, 2008	001-33628
10.10†	Form of Indemnification Agreement Between Company Subsidiaries and Indemnitees	10.2 to Form 8-K filed on November 5, 2008	001-33628
10.11†	Energy XXI Services, LLC Employee Stock Purchase Plan	10.1 to Form 8-K filed on November 5, 2008	001-33628
10.12†	Energy XXI Services, LLC 2008 Fair Market Value Stock Purchase Plan	4.2 to Form S-8 filed on June 10, 2009	333-159868
10.13†	Energy XXI Services, LLC, 2006 Long-Term Incentive Plan Restricted Stock Unit Awards Agreement	10.20 to Form 10-K filed on August 9, 2012	001-33628
10.14**†	Energy XXI Services, LLC, 2006 Long-Term Incentive Plan Performance Unit Awards Agreement	10.14 to the Company’s Form 10-K filed on August 25, 2014	001-33628
10.15**†	Energy XXI Services, LLC, Employee Severance Plan (Amended and Restated August 1, 2014)	10.15 to the Company’s Form 10-K filed on August 25, 2014	001-33628
10.16†	Amended and Restated 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.1 to Form S-8 filed on December 15, 2009	333-163736
10.17	Second Amended and Restated First Lien Credit Agreement, dated as of May 5, 2011, among Energy XXI Gulf Coast, Inc., the various financial institutions and other parties from time to time parties thereto, as lenders, The Royal Bank of Scotland plc, as administrative Agent, and the other persons parties thereto in the capacities specified therein	10.1 to Form 8-K filed on May 6, 2011	001-33628
10.18	First Amendment to Second Amended and Restated First Lien Credit Agreement dated as of October 4, 2011	10.1 to Form 8-K filed on October 4, 2011	001-33628
10.19	Second Amendment to Second Amended and Restated First Lien Credit Agreement dated as of May 24, 2012	10.1 to Form 8-K filed on May 25, 2012	001-33628
10.20	Third Amendment to Second Amended and Restated First Lien Credit Agreement dated as of October 19, 2012	10.1 to Form 8-K filed on October 15, 2012	001-33628
10.21	Fourth Amendment to Second Amended and Restated First Lien Credit Agreement dated as of April 9, 2013	10.1 to Form 8-K filed on April 10, 2013	001-33628
10.22	Fifth Amendment to Second Amended and Restated First Lien Credit Agreement dated as of May 1, 2013	10.1 to Form 8-K filed on May 6, 2013	001-33628

Exhibit Number	Description	Originally Filed as Exhibit	File Number
10.23	Sixth Amendment to Second Amended and Restated First Lien Credit Agreement dated as of September 27, 2013	10.1 to the Company’s Form 8-K filed on September 27, 2013	001-33628
10.24	Seventh Amendment to Second Amended and Restated First Lien Credit Agreement dated as of April 7, 2014	10.1 to the Company’s Form 8-K filed on April 7, 2014	001-33628
10.25**	Eighth Amendment to Second Amended and Restated First Lien Credit Agreement dated as of May 23, 2014	10.25 to the Company’s Form 10-K filed on August 25, 2014	001-33628
10.26**	Waiver to Second Amended and Restated First Lien Credit Agreement, dated as of August 22, 2014	10.26 to the Company’s Form 10-K filed on August 25, 2014	001-33628
10.27	Energy XXI Services, LLC Restoration Plan Amended and Restated effective January 1, 2013	10.1 to Form 10-Q filed on January 31, 2013	001-33628
10.28	Purchase Agreement, dated September 23, 2013, by and between Energy XXI Gulf Coast, Inc., Citigroup Global Markets Inc. and RBS Securities Inc., as representatives of the Initial Purchasers, Energy XXI (Bermuda) Limited and the Guarantors named therein	10.1 to the Company’s Form 8-K filed on September 26, 2013	001-33628
10.29	Purchase Agreement, dated as of November 18, 2013, among Energy XXI (Bermuda) Limited, Barclays Capital Inc., Citigroup Global Markets Inc., Wells Fargo Securities, LLC and the other initial purchasers named therein.	10.1 to the Company’s Form 8-K filed on November 22, 2013	001-33628
10.30	Form of Energy XXI Voting Agreement, dated as of March 12, 2014	10.1 to the Company’s Form 8-K filed on March 13, 2013	001-33628
10.31	Form of EPL Oil & Gas Voting Agreement, dated as of March 12, 2014
10.32	Consulting Agreement, dated as of April 15, 2014, by and between Energy XXI (Bermuda) Limited and Gary C. Hanna	10.28 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed on April 15, 2014	333-194942
10.33	Consulting Agreement, dated as of April 15, 2014, by and between Energy XXI (Bermuda) Limited and T.J. Thom	10.29 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed on April 15, 2014	333-194942

Exhibit Number	Description	Originally Filed as Exhibit	File Number
10.34	Purchase Agreement, dated May 12, 2014, by and between Energy XXI Gulf Coast, Inc., Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers and the Guarantors named therein.	10.1 to the Company’s Form 8-K filed on May 15, 2014	001-33628
12.1**	Ratio of Earnings to Fixed Charges – Energy XXI Gulf Coast, Inc.	12.1 to the Company’s Form 10-K filed on August 25, 2014	001-33628
21.1**	Subsidiary List	21.1 to the Company’s Form 10-K filed on August 25, 2014	001-33628
23.1*	Consent of UHY LLP
23.2*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chairman and Chief Executive Officer of Energy XXI Limited
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Energy XXI Limited
32.1#	Certification of the Chief Executive Officer and the Chief Financial Officer under 18 U.S.C. §1350
99.1	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers and Geologists	99.1 to the Company’s Form 10-K filed on August 25, 2014	001-33628
101.INS#	XBRL Instance Document
101.SCH#	XBRL Schema Document
101.CAL#	XBRL Calculation Linkbase Document
101.DEF#	XBRL Definition Linkbase Document
101.LAB#	XBRL Label Linkbase Document
101.PRE#	XBRL Presentation Linkbase Document

(*)	Filed herewith.
(**)	Previously filed on August 25, 2014 as an exhibit to the original Annual Report.
(#)	Furnished herewith.
(†)	Executive Compensation Plan or Arrangement.