Form 10-Q/A
period 2014-09-30
Energy XXI Ltd
filed 2014-12-23
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

ENERGY XXI LTD

i

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report of Energy XXI Ltd (the “Company”) on Form 10-Q for the quarter year ended September 30, 2014 (the “Quarterly Report”) is filed with the Securities and Exchange Commission (the “SEC”) to amend Item 1 “Financial Statements” to include a new Note 20 — Supplemental Guarantor Information (the “Consolidating Footnote”), which includes condensed consolidating financial statements for the Company, combined guarantor subsidiaries and combined non-guarantor subsidiaries in accordance with the requirements of Regulation S-X. The primary purpose of the Consolidating Footnote is to allow investors to determine the assets, results of operations and comprehensive income (loss) and cash flows of each of the consolidating groups.

This Amendment solely modifies Part I, Item 1, Note 20 of the Quarterly Report. All of the information in this Amendment No. 1 is as of November 6, 2014, the date the Company filed the Quarterly Report with the SEC. This Amendment No. 1 continues to speak as of the date of the Quarterly Report and does not reflect any subsequent information or events other than the amendment to Item 1 discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Quarterly Report, including any amendments to those filings. Among other things, forward-looking statements made in the Quarterly Report have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Quarterly Report.

The certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2 and 32.1 to the Quarterly Report, have been re-executed and re-filed as of the date of this Amendment No. 1.

The Company’s management has considered whether the addition of the Consolidating Footnote to conform to the requirements of Rule 3-10 of Regulation S-X under the Exchange Act affects management’s conclusion, set forth in the Quarterly Report, regarding the effectiveness, as of September 30, 2014, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Management continues to believe that, as of September 30, 2014, the Company’s disclosure controls and procedures were functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Note 20 — Supplemental Guarantor Information

Our indirect, 100%-owned subsidiary, EGC, issued $650 million of its 6.875% Senior Notes due 2024 on May 27, 2014, $500 million of its 7.5% Senior Notes due 2021 on September 26, 2013, $750 million of its 9.25% Senior Notes due 2017 on December 17, 2010 and $250 million of its 7.75% Senior Notes due 2019 on February 25, 2011. These notes are jointly, severally, fully and unconditionally guaranteed by the Bermuda parent company and each of EGC’s existing and future material domestic subsidiaries other than EPL and its subsidiaries, except that a guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the above senior note indentures. These customary circumstances include: when a guarantor is declared “unrestricted” for covenant purposes, when the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied, when the guarantor is sold or sells all of its assets or the guarantor no longer guarantees any obligations under EGC’s revolving credit facility. When securities that are guaranteed are issued in a registered offering, Rule 3-10 of Regulation S-X of the SEC requires the issuer and guarantors to file separate financial statements. The Company meets the conditions in Rule 3-10 to report information about the assets, results of operations and comprehensive income (loss) and cash flows of the parent, subsidiary issuer and subsidiary guarantors using an alternative approach, which is to include in a footnote to the parent company's financial statements condensed consolidating financial information for the same periods as those presented for the parent company financial statements.

The information is presented using the equity method of accounting for investments in subsidiaries. Transactions between entities are presented on a gross basis in the Bermuda parent company, EGC, the guarantor subsidiaries, and non-guarantor subsidiaries columns with consolidating entries presented in the eliminations column. The principal consolidating entries eliminate investments in subsidiaries, intercompany balances and intercompany revenues and expenses. The following supplemental condensed consolidating financial information has been prepared pursuant to the rules and regulations for condensed financial information and does not include all disclosures included in annual financial statements and should be read in conjunction with our consolidated financial statements and notes thereto included in the 2014 Annual Report.

ENERGY XXI LTD
CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)

	September 30, 2014
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
ASSETS
Current Assets
Cash and cash equivalents	$121,359	$—	$—	$723	$(2,582)	$119,500
Accounts receivable
Oil and natural gas sales			107,416	44,373	(5,968)	145,821
Joint interest billings		2,064		12,362		14,426
Insurance and other	505	2,482	333	2,295		5,615
Prepaid expenses and other current assets	58	30,682	491	33,400		64,631
Deferred income taxes				24,587		24,587
Derivative financial instruments		21,553		2,262		23,815
Total Current Assets	121,922	56,781	108,240	120,002	(8,550)	398,395
Property and Equipment
Oil and natural gas properties			3,352,867	3,278,212	6,213	6,637,292
Other property and equipment				23,400		23,400
Total Property and Equipment, net	—	—	3,352,867	3,301,612	6,213	6,660,692
Other Assets
Goodwill				329,293		329,293
Derivative financial instruments		6,550		163		6,713
Equity investments	1,777,906	2,979,014		2,109,529	(6,826,129)	40,320
Intercompany receivables	110,116	1,704,334			(1,814,450)	—
Restricted cash			325			325
Other assets and debt issuance costs, net	177,946	42,265		11,634	(171,000)	60,845
Total Other Assets	2,065,968	4,732,163	325	2,450,619	(8,811,579)	437,496
Total Assets	$2,187,890	$4,788,944	$3,461,432	$5,872,233	$(8,813,916)	$7,496,583
LIABILITIES
Current Liabilities
Accounts payable	$—	$93,451	$144,590	$242,808	$(8,741)	$472,108
Accrued liabilities	4,664	42,061	25,494	111,441	(68,151)	115,509
Notes payable		19,368				19,368
Asset retirement obligations			39,783	39,831		79,614
Derivative financial instruments				1,446		1,446
Current maturities of long-term debt		14,591		1,021		15,612
Total Current Liabilities	4,664	169,471	209,867	396,547	(76,892)	703,657
Long-term debt, less current maturities	345,741	2,361,717		1,263,959	(171,000)	3,800,417
Deferred income taxes	20,445	188,497		476,179		685,121
Asset retirement obligations		50	249,871	232,418		482,339
Intercompany payables			1,674,648	5,671	(1,680,319)	—
Other liabilities				8,009		8,009
Total Liabilities	370,850	2,719,735	2,134,386	2,382,783	(1,928,211)	5,679,543
Stockholders’ Equity
Preferred stock
7.25% Convertible perpetual preferred stock						—
5.625% Convertible perpetual preferred stock	1					1
Common stock	469	1		11	(12)	469
Additional paid-in capital	1,841,457	2,054,645	339,400	3,367,862	(5,761,907)	1,841,457
Retained earnings (accumulated deficit)	(40,165)	(706)	987,646	99,520	(1,086,460)	(40,165)
Accumulated other comprehensive (loss) income	15,278	15,269		22,057	(37,326)	15,278
Total Stockholders’ Equity	1,817,040	2,069,209	1,327,046	3,489,450	(6,885,705)	1,817,040
Total Liabilities and Stockholders’ Equity	$2,187,890	$4,788,944	$3,461,432	$5,872,233	$(8,813,916)	$7,496,583

ENERGY XXI LTD
CONDENSED CONSOLIDATING BALANCE SHEET
(In Thousands)

	June 30, 2014
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$135,703	$3,723	$—	$6,380	$—	$145,806
Accounts receivable
Oil and natural gas sales			127,773	50,990	(11,688)	167,075
Joint interest billings		1,833		11,065		12,898
Insurance and other	10	3,452	517	1,460	(1)	5,438
Prepaid expenses and other current assets	230	27,705	350	44,245		72,530
Deferred income taxes		27,424		25,163		52,587
Derivative financial instruments		1,425				1,425
Total Current Assets	135,943	65,562	128,640	139,303	(11,689)	457,759
Property and Equipment
Oil and natural gas properties			3,324,923	3,197,765	1,914	6,524,602
Other property and equipment				19,760		19,760
Total Property and Equipment, net	—	—	3,324,923	3,217,525	1,914	6,544,362
Other Assets
Goodwill				329,293		329,293
Derivative financial instruments		3,035				3,035
Equity investments	1,744,908	2,969,070		2,110,608	(6,783,943)	40,643
Intercompany receivables	102,489	1,627,931		60,562	(1,790,982)	—
Restricted cash			325	6,025		6,350
Other assets and debt issuance costs, net	178,299	42,155		7,940	(171,000)	57,394
Total Other Assets	2,025,696	4,642,191	325	2,514,428	(8,745,925)	436,715
Total Assets	$2,161,639	$4,707,753	$3,453,888	$5,871,256	$(8,755,700)	$7,438,836
LIABILITIES
Current Liabilities
Accounts payable	$—	$64,533	$150,909	$214,215	$(11,881)	$417,776
Accrued liabilities	1,640	12,501	28,750	154,587	(63,952)	133,526
Notes payable		21,967				21,967
Deferred income taxes	19,185				(19,185)	—
Asset retirement obligations			39,819	39,830		79,649
Derivative financial instruments		5,517		26,440		31,957
Current maturities of long-term debt		14,093		927		15,020
Total Current Liabilities	20,825	118,611	219,478	435,999	(95,018)	699,895
Long-term debt, less current maturities	342,986	2,305,906		1,266,732	(171,000)	3,744,624
Deferred income taxes		211,055		470,798	19,185	701,038
Asset retirement obligations		49	247,272	232,864		480,185
Derivative financial instruments		2,166		2,140		4,306
Intercompany payables			1,736,240		(1,736,240)	—
Other liabilities				10,958		10,958
Total Liabilities	363,811	2,637,787	2,202,990	2,419,491	(1,983,073)	5,641,006
Stockholders’ Equity
Preferred stock
7.25% Convertible perpetual preferred stock						—
5.625% Convertible perpetual preferred stock	1					1
Common stock	468	1		10	(11)	468
Additional paid-in capital	1,837,462	2,092,439	273,129	3,580,005	(5,945,573)	1,837,462
Retained earnings (accumulated deficit)	(19,628)	(2,040)	977,769	(101,522)	(874,205)	(19,626)
Accumulated other comprehensive (loss) income	(20,475)	(20,434)		(26,728)	47,162	(20,475)
Total Stockholders’ Equity	1,797,828	2,069,966	1,250,898	3,451,765	(6,772,627)	1,797,830
Total Liabilities and Stockholders’ Equity	$2,161,639	$4,707,753	$3,453,888	$5,871,256	$(8,755,700)	$7,438,836

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended September 30, 2014
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
Revenues
Crude oil sales	$—	$(3,667)	$211,840	$160,328	$—	$368,501
Natural gas sales		343	20,607	13,780		34,730
Total Revenues	—	(3,324)	232,447	174,108	—	403,231
Costs and Expenses
Lease operating		(86)	85,746	56,925		142,585
Production taxes		14	1,121	1,958		3,093
Gathering and transportation			9,188			9,188
Depreciation, depletion and amortization			93,190	74,483	(6,407)	161,266
Accretion of asset retirement obligations			6,638	6,181		12,819
General and administrative expense	1,147	1,771	4,610	18,896		26,424
Loss (gain) on derivative financial instruments		(3,313)		30		(3,283)
Total Costs and Expenses	1,147	(1,614)	200,493	158,473	(6,407)	352,092
Operating Income (Loss)	(1,147)	(1,710)	31,954	15,635	6,407	51,139
Other Income (Expense)
Income (loss) from equity method investees	(2,754)	46,787		2,965	(46,117)	881
Other income (expense) – net	5,172	484		5,349	(10,054)	951
Interest expense	(6,133)	(47,653)	(1,495)	(10,982)		(66,263)
Total Other Expense	(3,715)	(382)	(1,495)	(2,668)	(56,171)	(64,431)
Income (Loss) Before Income Taxes	(4,862)	(2,092)	30,459	12,967	(49,764)	(13,292)
Income Tax Expense (Benefit)	1,541	(4,177)		(4,253)		(6,889)
Net Income (Loss)	(6,403)	2,085	30,459	17,220	(49,764)	(6,403)
Preferred Stock Dividends	2,872					2,872
Net Income (Loss) Available for Common Stockholders	$(9,275)	$2,085	$30,459	$17,220	$(49,764)	$(9,275)
Comprehensive Income (Loss)
Net Income (Loss)	$(6,403)	$2,085	$30,459	$17,220	$(49,764)	$(6,403)
Other Comprehensive Income (Loss)	35,753	22,672		13,081	(35,753)	35,753
Comprehensive Income (Loss)	$29,350	$24,757	$30,459	$30,301	$(85,517)	$29,350

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended September 30, 2013
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
Revenues
Crude oil sales	$—	$(1,737)	$290,966	$—	$—	$289,229
Natural gas sales		2,779	32,584			35,363
Total Revenues	—	1,042	323,550	—	—	324,592
Costs and Expenses
Lease operating		(243)	86,006	—		85,763
Production taxes		15	1,383			1,398
Gathering and transportation			5,345			5,345
Depreciation, depletion and amortization			99,461	755		100,216
Accretion of asset retirement obligations			7,326	—		7,326
General and administrative expense	1,624	(205)	21,534	719		23,672
Loss (gain) on derivative financial instruments		1,441				1,441
Total Costs and Expenses	1,624	1,008	221,055	1,474	—	225,161
Operating Income (Loss)	(1,624)	34	102,495	(1,474)	—	99,431
Other Income (Expense)
Income (loss) from equity method investees	41,458	108,538		45,921	(197,710)	(1,793)
Other income (expense) – net	4,723	483		4,488	(9,172)	522
Interest expense	(1)	(28,088)	(1,516)	(80)		(29,685)
Total Other Income (Expense)	46,180	80,933	(1,516)	50,329	(206,882)	(30,956)
Income (Loss) Before Income Taxes	44,556	80,967	100,979	48,855	(206,882)	68,475
Income Tax Expense (Benefit)	1,417	33,254		(9,335)		25,336
Net Income (Loss)	43,139	47,713	100,979	58,190	(206,882)	43,139
Preferred Stock Dividends	2,873					2,873
Net Income (Loss) Available for Common Stockholders	$40,266	$47,713	$100,979	$58,190	$(206,882)	$40,266
Comprehensive Income (Loss)
Net Income (Loss)	43,139	47,713	100,979	58,190	(206,882)	43,139
Other Comprehensive Income (Loss)	(19,708)	(19,503)		(205)	19,708	(19,708)
Comprehensive Income (Loss)	$23,431	$28,210	$100,979	$57,985	$(187,174)	$23,431

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended September 30, 2014
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
Cash Flows From Operating Activities
Net income (loss)	$(6,403)	$2,085	$30,459	$17,220	$(49,764)	$(6,403)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization			93,190	74,483	(6,407)	161,266
Deferred income tax expense	1,260	(4,177)		(4,252)		(7,169)
Change in derivative financial instruments
Proceeds from sale of derivative instruments		3,364				3,364
Other – net		(3,409)		(2,529)		(5,938)
Accretion of asset retirement obligations			6,638	6,181		12,819
Loss (income) from equity method investees	2,754	(46,787)		(2,965)	46,117	(881)
Amortization and write-off of debt issuance costs and other	3,108	2,169				5,277
Stock-based compensation	1,779					1,779
Changes in operating assets and liabilities
Accounts receivable	(496)	4,463	20,541	4,525	(5,720)	23,313
Prepaid expenses and other current assets	174	(2,977)	(141)	10,606	(1)	7,661
Settlement of asset retirement obligations			(7,717)	(7,190)		(14,907)
Accounts payable and accrued liabilities	(4,601)	(12,368)	(25,479)	(99,974)	166,191	23,769
Net Cash Provided by (Used in) Operating Activities	(2,425)	(57,637)	117,491	(3,895)	150,416	203,950
Cash Flows from Investing Activities
Acquisitions, net of cash acquired			(287)			(287)
Capital expenditures			(124,151)	(155,859)		(280,010)
Change in equity method investments				154,282	(153,000)	1,282
Proceeds from the sale of properties			6,947			6,947
Other				(80)		(80)
Net Cash (Used in) Investing Activities	—	—	(117,491)	(1,657)	(153,000)	(272,148)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	2,217					2,217
Dividends to shareholders – common	(11,264)					(11,264)
Dividends to shareholders – preferred	(2,872)					(2,872)
Proceeds from long-term debt		510,120				510,120
Payments on long-term debt		(453,937)		(105)		(454,042)
Debt issuance costs		(2,250)				(2,250)
Other		(19)			2	(17)
Net Cash Provided by (Used in) Financing Activities	(11,919)	53,914	—	(105)	2	41,892
Net Decrease in Cash and Cash Equivalents	(14,344)	(3,723)	—	(5,657)	(2,582)	(26,306)
Cash and Cash Equivalents, beginning of period	135,703	3,723	—	6,380	—	145,806
Cash and Cash Equivalents, end of period	$121,359	$—	$—	$723	$(2,582)	$119,500

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended September 30, 2013
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
Cash Flows From Operating Activities
Net income (loss)	$43,139	$47,713	$100,979	$58,190	$(206,882)	$43,139
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization			99,461	755		100,216
Deferred income tax expense	(1,439)	33,254		(9,335)		22,480
Change in derivative financial instruments
Other – net		(2,357)				(2,357)
Accretion of asset retirement obligations			7,326			7,326
Loss (income) from equity method investees	(41,458)	(108,538)		(45,921)	197,710	1,793
Amortization and write-off of debt issuance costs and other		1,445		10		1,455
Stock-based compensation	3,532					3,532
Changes in operating assets and liabilities
Accounts receivable		5,699	(2,356)	(1,049)	(4,425)	(2,131)
Prepaid expenses and other current assets	158	(4,070)	(41)	(2,318)	1	(6,270)
Settlement of asset retirement obligations			(18,063)			(18,063)
Accounts payable and accrued liabilities	5,850	(152,054)	20,389	75,884	6,710	(43,221)
Net Cash Provided by (Used in) Operating Activities	9,782	(178,908)	207,695	76,216	(6,886)	107,899
Cash Flows from Investing Activities
Acquisitions, net of cash acquired			(15)			(15)
Capital expenditures		12,059	(209,428)	(989)		(198,358)
Change in equity method investments				(16,694)		(16,694)
Intercompany investment	(1,000)				1,000	—
Proceeds from the sale of properties			1,748			1,748
Other				(51)		(51)
Net Cash Used in (Provided by) Investing Activities	(1,000)	12,059	(207,695)	(17,734)	1,000	(213,370)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	3,267					3,267
Repurchase of company common stock				(35,210)		(35,210)
Dividends to shareholders – common	(9,096)					(9,096)
Dividends to shareholders – preferred	(2,873)					(2,873)
Proceeds from long-term debt		1,040,697				1,040,697
Payments on long-term debt		(865,128)		(103)		(865,231)
Debt issuance costs		(8,720)				(8,720)
Other				(1)		(1)
Net Cash Provided by (Used in) Financing Activities	(8,702)	166,849	—	(35,314)	—	122,833
Net Increase (Decrease) in Cash and Cash Equivalents	80	—	—	23,168	(5,886)	17,362
Cash and Cash Equivalents, beginning of period	1,334	—	—	137	(1,471)	—
Cash and Cash Equivalents, end of period	$1,414	$—	$—	$23,305	$(7,357)	$17,362

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

Date: December 23, 2014

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