Form 10-Q
period 2014-12-31
Energy XXI Ltd
filed 2015-02-09
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of January 30, 2015, there were 94,388,409 shares outstanding of the registrant’s common stock, par value $0.005 per share.

ENERGY XXI LTD

i

GLOSSARY OF TERMS

Below is a list of terms that are common to our industry and used throughout this Quarterly Report on Form 10-Q for the quarter and six months ended December 31, 2014 (“Quarterly Report”):

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to those summarized below:

•	our business strategy;
•	declines in the prices we receive for our oil and gas production;
•	our future financial condition, results of operations, revenues, cash flows and expenses;
•	our future levels of indebtedness, liquidity and compliance with debt covenants;
•	our inability to obtain additional financing necessary to fund our operations, capital expenditures, and to meet our other obligations;
•	our ability to successfully integrate the operations of EPL Oil & Gas, Inc. (“EPL”) with our operations;
•	economic slowdowns that can adversely affect consumption of oil and gas by businesses and consumers;
•	uncertainties in estimating our oil and gas reserves;
•	replacing our oil and gas reserves;
•	uncertainties in exploring for and producing oil and gas;
•	our ability to make acquisitions and to integrate acquisitions;
•	our ability to establish production on our acreage prior to the expiration of related leaseholds;
•	availability of drilling and production equipment, field service providers and transportation;
•	disruption of operations and damages due to hurricanes or tropical storms;
•	availability, cost and adequacy of insurance coverage;
•	competition in the oil and gas industry;
•	our inability to retain and attract key personnel;
•	the effects of government regulation and permitting and other legal requirements;
•	costs associated with perfecting title for mineral rights in some of our properties; and
•	estimates of proved reserve quantities and net present values of those reserves.

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (the “2014 Annual Report”) and Part II, “Item 1A. Risk Factors” in this Quarterly Report.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

ENERGY XXI LTD

CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)

	December 31,	June 30,
	2014	2014
	(Unaudited)
Current Assets
Cash and cash equivalents	$101,284	$145,806
Accounts receivable
Oil and natural gas sales	102,882	167,075
Joint interest billings	19,098	12,898
Other	30,728	5,438
Prepaid expenses and other current assets	50,178	72,530
Deferred income taxes	11,235	52,587
Derivative financial instruments	150,026	1,425
Total Current Assets	465,431	457,759
Property and Equipment
Oil and natural gas properties, net – full cost method of accounting, including $807.8 million and $1,165.7 million of unevaluated properties not being amortized at December 31, 2014 and June 30, 2014, respectively	6,642,565	6,524,602
Other property and equipment, net	23,833	19,760
Total Property and Equipment, net of accumulated depreciation, depletion, amortization and impairment	6,666,398	6,544,362
Other Assets
Goodwill	—	329,293
Derivative financial instruments	8,377	3,035
Equity investments	27,685	40,643
Restricted Cash	6,024	6,350
Other assets and debt issuance costs, net of accumulated amortization	50,128	57,394
Total Other Assets	92,214	436,715
Total Assets	$7,224,043	$7,438,836
LIABILITIES
Current Liabilities
Accounts payable	$312,568	$417,776
Accrued liabilities	91,665	133,526
Notes payable	12,175	21,967
Asset retirement obligations	79,573	79,649
Derivative financial instruments	—	31,957
Current maturities of long-term debt	21,702	15,020
Total Current Liabilities	517,683	699,895
Long-term debt, less current maturities	3,989,922	3,744,624
Deferred income taxes	713,736	701,038
Asset retirement obligations	470,523	480,185
Derivative financial instruments	—	4,306
Other liabilities	8,629	10,958
Total Liabilities	5,700,493	5,641,006

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI LTD

CONSOLIDATED BALANCE SHEETS – (continued)
(In Thousands, except share information)

	December 31, 2014	June 30, 2014
	(Unaudited)
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Preferred stock, $0.001 par value, 7,500,000 shares authorized at December 31, 2014 and June 30, 2014
7.25% Convertible perpetual preferred stock, 3,000 and 8,000 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively	—	—
5.625% Convertible perpetual preferred stock, 812,759 and 812,760 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively	1	1
Common stock, $0.005 par value, 200,000,000 shares authorized and 94,395,593 and 93,719,570 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively	471	468
Additional paid-in capital	1,842,152	1,837,462
Accumulated deficit	(428,200)	(19,626)
Accumulated other comprehensive income (loss), net of income taxes	109,126	(20,475)
Total Stockholders’ Equity	1,523,550	1,797,830
Total Liabilities and Stockholders’ Equity	$7,224,043	$7,438,836

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI LTD

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share information)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Revenues
Crude oil sales	$324,655	$262,230	$693,156	$551,459
Natural gas sales	33,100	34,586	67,830	69,949
Total Revenues	357,755	296,816	760,986	621,408
Costs and Expenses
Lease operating	119,366	93,789	261,951	179,552
Production taxes	2,263	1,189	5,356	2,587
Gathering and transportation	4,771	5,978	13,959	11,323
Depreciation, depletion and amortization	177,333	103,513	338,599	203,729
Accretion of asset retirement obligations	12,798	7,425	25,617	14,751
Goodwill impairment	329,293	—	329,293	—
General and administrative expense	27,745	17,698	54,169	41,370
(Gain) loss on derivative financial instruments	(886)	5,722	(4,169)	7,163
Total Costs and Expenses	672,683	235,314	1,024,775	460,475
Operating Income (Loss)	(314,928)	61,502	(263,789)	160,933
Other Income (Expense)
Income (loss) from equity method investees	(1,619)	(2,621)	(738)	(4,414)
Other income – net	991	913	1,942	1,435
Interest expense	(66,901)	(38,641)	(133,164)	(68,326)
Total Other Expense	(67,529)	(40,349)	(131,960)	(71,305)
Income (Loss) Before Income Taxes	(382,457)	21,153	(395,749)	89,628
Income Tax Expense (Benefit)	(8,578)	10,658	(15,467)	35,994
Net Income (Loss)	(373,879)	10,495	(380,282)	53,634
Preferred Stock Dividends	2,870	2,872	5,742	5,745
Net Income (Loss) Available for Common Stockholders	$(376,749)	$7,623	$(386,024)	$47,889
Earnings (Loss) per Share
Basic	$(4.01)	$0.10	$(4.11)	$0.64
Diluted	$(4.01)	$0.10	$(4.11)	$0.64
Weighted Average Number of Common Shares Outstanding
Basic	93,993	73,964	93,913	74,873
Diluted	93,993	74,053	93,913	74,956

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI LTD

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net Income (Loss)	$(373,879)	$10,495	$(380,282)	$53,634
Other Comprehensive Income (Loss)
Crude Oil and Natural Gas Cash Flow Hedges
Unrealized change in fair value net of ineffective portion	195,607	(9,028)	252,600	(31,999)
Effective portion reclassified to earnings during the period	(51,225)	(8,357)	(53,214)	(15,705)
Total Other Comprehensive Income (Loss)	144,382	(17,385)	199,386	(47,704)
Income Tax (Expense) Benefit	(50,534)	6,085	(69,785)	16,696
Net Other Comprehensive Income (Loss)	93,848	(11,300)	129,601	(31,008)
Comprehensive Income (Loss)	$(280,031)	$(805)	$(250,681)	$22,626

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended December 31,
	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$(380,282)	$53,634
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	338,599	203,729
Goodwill impairment	329,293
Deferred income tax expense (benefit)	(16,027)	32,872
Change in derivative financial instruments
Proceeds from sale of derivative instruments	29,236	—
Other – net	(5,449)	(364)
Accretion of asset retirement obligations	25,617	14,751
Loss (income) from equity method investees	738	4,414
Amortization and write-off of debt issuance costs and other	5,615	4,555
Stock-based compensation	2,632	3,971
Changes in operating assets and liabilities
Accounts receivable	33,819	16,999
Prepaid expenses and other current assets	22,483	6,219
Settlement of asset retirement obligations	(53,960)	(34,038)
Accounts payable and accrued liabilities	(171,006)	(45,042)
Net Cash Provided by Operating Activities	161,308	261,700
Cash Flows from Investing Activities
Acquisitions	(287)	(12,564)
Capital expenditures	(449,114)	(388,227)
Change in equity method investments	12,642	(11,694)
Transfer from (to) restricted cash	325	(746)
Proceeds from the sale of properties	6,947	1,748
Other	95	(72)
Net Cash Used in Investing Activities	(429,392)	(411,555)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	2,059	3,405
Discount on convertible debt allocated to additional paid-in capital		63,432
Repurchase of company common stock	—	(153,491)
Dividends to shareholders – common	(22,548)	(17,798)
Dividends to shareholders – preferred	(5,744)	(5,745)
Proceeds from long-term debt	1,011,948	1,764,685
Payments on long-term debt	(759,851)	(1,127,879)
Debt issuance costs	(2,302)	(18,923)
Other	—	(3)
Net Cash Provided by Financing Activities	223,562	507,683
Net Increase (Decrease) in Cash and Cash Equivalents	(44,522)	357,828
Cash and Cash Equivalents, beginning of period	145,806	—
Cash and Cash Equivalents, end of period	$101,284	$357,828

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

At the Annual General Meeting of our Shareholders held on November 4, 2014, our Shareholders approved changing the name of the Company from Energy XXI (Bermuda) Limited to Energy XXI Ltd and authorized our Board of Directors, at its discretion, to effect a cancellation of the admission of our common shares, par value $0.005 per share to the Alternative Investment Market of the London Stock Exchange (“AIM”). We successfully delisted from AIM on December 15, 2014 but continue to be listed on the NASDAQ Global Select Market (“NASDAQ”).

Principles of Consolidation and Reporting.  The accompanying consolidated financial statements include the accounts of Energy XXI and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). All significant intercompany accounts and transactions are eliminated in consolidation. Our interests in oil and natural gas exploration and production ventures and partnerships are proportionately consolidated. We use the equity method of accounting for investments in entities that we do not control, but over which we exert significant influence.

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

Use of Estimates.  The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates of proved reserves are key components of our depletion rate for our proved oil and natural gas properties and the full cost ceiling test limitation. Other items subject to estimates and assumptions include fair value estimates used in accounting for acquisitions; carrying amounts of property, plant and equipment; goodwill; asset retirement obligations; deferred income taxes; and valuation of derivative financial instruments, among others. Accordingly, our accounting estimates require exercise of judgment by management in preparing such estimates. While we believe that the estimates and assumptions used in preparation of our consolidated financial statements are appropriate, actual results could differ from those estimates, and any such differences may be material.

Note 2 — Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard is effective for public entities for annual periods beginning after December 15, 2016, and interim periods within those annual reporting periods.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Recent Accounting Pronouncements  – (continued)

Early adoption is not permitted. We are currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on our consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the provisions of ASU 2014-15 and assessing the impact, if any, it may have on our consolidated financial statements.

Note 3 — Acquisitions and Dispositions

Black Elk Interest

On December 20, 2013, we acquired certain offshore Louisiana interests in the West Delta 30 field (“West Delta 30 Interests”) from Black Elk Energy Offshore Operations, LLC for total cash consideration of $10.4 million. This acquisition was effective as of October 1, 2013, and we are the operator of these properties.

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

Walter Oil & Gas Corporation Oil and Gas Properties Interests

On March 7, 2014, we closed on the acquisition of certain interests in the South Timbalier 54 Block (“South Timbalier 54 Interests”) from Walter Oil & Gas Corporation for total cash consideration of approximately $22.8 million. This acquisition was effective as of January 1, 2014 and we are the operator of these properties.

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

We have accounted for our acquisitions using the acquisition method of accounting, and therefore, we have estimated the fair value of the assets acquired and liabilities assumed as of their respective acquisition dates. In the estimation of fair values of evaluated and unevaluated oil and natural gas properties and asset retirement obligations for the above acquisitions, management used valuation techniques that convert future cash flows to single discounted amounts. Inputs to the valuation of oil and gas properties include estimates of: (1) oil and gas reserves; (2) future operating and development costs; (3) future oil and natural gas prices; and

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Acquisitions and Dispositions  – (continued)

(4) a discount factor used to calculate the discounted cash flow amount. Inputs into the valuation of the asset retirement obligations include estimates of: (1) plugging and abandonment costs per well and related facilities; (2) remaining life per well and facilities; and (3) a credit adjusted risk-free interest rate. Fair value is based on subjective estimates and assumptions, which are inherently subject to significant uncertainties which are beyond our control. These assumptions represent Level 3 inputs, as further discussed in Note 18 — Fair Value of Financial Instruments.

EPL Oil & Gas, Inc. (“EPL”)

We acquired EPL on June 3, 2014 (the “EPL Acquisition”). The acquisition was accounted for under the acquisition method, with Energy XXI as the acquirer. EPL is now a wholly owned subsidiary of Energy XXI Gulf Coast, Inc. (“EGC”). Subsequent to the merger, we elected to change EPL’s fiscal year end to June 30 to coincide with our fiscal year end.

In the EPL acquisition, each EPL stockholder had the right to elect to receive, for each share of EPL common stock held by that stockholder, $39.00 in cash (“Cash Election”), or 1.669 shares of Energy XXI common stock (“Stock Election”) or a combination of $25.35 in cash and 0.584 of a share of Energy XXI common stock (“Mixed Election”) and collectively the (“Merger Consideration”), subject to proration with respect to the Stock Election and the Cash Election so that approximately 65% of the aggregate Merger Consideration was paid in cash and approximately 35% was paid in Energy XXI common stock. Accordingly, EPL stockholders making a timely Cash Election received $25.92 in cash and 0.5595 of a share of Energy XXI common stock for each EPL common share. Under the merger agreement, EPL stockholders who did not make an election prior to the May 30th deadline were treated as having made a Mixed Election. In addition to the outstanding EPL shares, each outstanding stock option to purchase shares of EPL common stock was deemed exercised pursuant to a cashless exercise and was converted into the right to receive the cash portion of the Merger Consideration pursuant to the Cash Election, without being subject to proration. As a result, in accordance with the merger agreement, 836,311 net exercise shares were converted into $39.00 per share in cash, without proration. Based on the final results of the Merger Consideration elections and as set forth in the merger agreement, we issued 23.3 million shares of our common stock and paid approximately $1,012 million in cash.

The following table summarizes the preliminary purchase price allocation for the EPL Acquisition as of June 3, 2014 (in thousands):

	EPL Historical	Fair Value Adjustment	Total
	(Unaudited)
Current assets (excluding deferred income taxes)	$301,592	$1,274	$302,866
Oil and natural gas properties(a)
Evaluated (Including net ARO assets)	1,919,699	112,624	2,032,323
Unevaluated	41,896	859,886	901,782
Other property and equipment	7,787	—	7,787
Other assets	16,227	(9,002)	7,225
Current liabilities (excluding ARO)	(314,649)	(2,058)	(316,707)
ARO (current and long-term)	(260,161)	(13,211)	(273,372)
Debt (current and long-term)	(973,440)	(52,967)	(1,026,407)
Deferred income taxes(b)	(118,359)	(340,645)	(459,004)
Other long-term liabilities	(2,242)	797	(1,445)
Total fair value, excluding goodwill	618,350	556,698	1,175,048
Goodwill(c),(d)	—	329,293	329,293
Less cash acquired	—	—	206,075
Total purchase price	$618,350	$885,991	$1,298,266

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Acquisitions and Dispositions  – (continued)

(a)	EPL oil and gas properties were accounted for under the successful efforts method of accounting prior to the merger. After the merger, we are accounting for these oil and gas properties under the full cost method of accounting, which is consistent with our accounting policy.
(b)	Deferred income taxes have been recognized based on the estimated fair value adjustments to net assets using a 37% tax rate, which reflected the 35% federal statutory rate and a 2% weighted-average of the applicable statutory state tax rates (net of federal benefit).
(c)	See Note 4 — Goodwill for more information regarding goodwill impairment at December 31, 2014.
(d)	On April 2, 2013, EPL sold certain shallow water GoM Shelf oil and natural gas interests located within the non-operated Bay Marchand field to Chevron U.S.A. Inc. (“Chevron”) with an effective date of January 1, 2013. In September 2014, we were informed by Chevron that the final settlement statement did not reflect a portion of the related production in the months of January 2013 and February 2013 totaling approximately $2.1 million. After review of relevant supporting documents, we agreed to reimburse Chevron approximately $2.1 million. This resulted in an increase in liabilities assumed in the EPL Acquisition and a corresponding increase in goodwill of approximately $2.1 million; accordingly the June 30, 2014 comparative information has been retrospectively adjusted to increase the value of goodwill.

In accordance with the acquisition method of accounting, we have allocated the purchase price from our acquisition of EPL to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The fair value estimates were based on, but not limited to, quoted market prices, where available; expected future cash flows based on estimated reserve quantities; costs to produce and develop reserves; current replacement cost for similar capacity for certain fixed assets; market rate assumptions for contractual obligations; appropriate discount rates and growth rates; and crude oil and natural gas forward prices. The excess of the total consideration over the estimated fair value of the amounts initially assigned to the identifiable assets acquired and liabilities assumed was recorded as goodwill. Goodwill recorded in connection with the EPL Acquisition is not deductible for income tax purposes.

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

The fair value estimates of the oil and natural gas properties and the asset retirement obligations were based, in part, on significant inputs not observable in the market and thus represent Level 3 measurements. The fair value estimate of long-term debt was based on prices obtained from a readily available pricing source and thus represents a Level 2 measurement.

The EPL Acquisition resulted in goodwill primarily because the combined company resulted in a significantly increased enterprise value and this increased scale provided us with opportunities to increase our equity market liquidity, lower insurance costs, achieve operating efficiencies by utilizing EPL’s existing infrastructure and lower costs through optimization of offshore transport vehicles and consolidation of shore bases, lowering general and administrative expenditures by consolidating corporate support functions and utilizing complementary strengths and expertise of the technical staff of the two companies to timely identify and drill prospects. We can utilize the latest drilling and seismic acquisition technologies, namely dump-floods, horizontal drilling, WAZ and Full Azimuth Nodal (“FAN”) seismic technologies licensed by EPL, that enhance production and assist in identifying deep-seated structures in the shallow waters over a significantly broader asset portfolio concentrated in the GoM Shelf. In addition, goodwill also resulted from the requirement to recognize deferred taxes on the difference between the fair value and the tax basis of the acquired assets. During the quarter ended December 31, 2014, we recorded a goodwill impairment charge of

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Acquisitions and Dispositions  – (continued)

$329.3 million to reduce the carrying value of goodwill to zero at December 31, 2014. See Note 4 —  Goodwill for more information regarding the impairment of goodwill at December 31, 2014.

In the year ended June 30, 2014, costs associated with the EPL Acquisition totaled approximately $13.6 million and were expensed as incurred. EPL’s operating revenues and net loss of $156.6 million and $326.2 million for the quarter ended December 31, 2014 are included in the Consolidated Statement of Operations for the quarter ended December 31, 2014. EPL’s operating revenues and net loss of $330.7 million and $315.5 million for the six months ended December 31, 2014 are included in the Consolidated Statement of Operations for the six months ended December 31, 2014.

The following supplemental unaudited pro forma financial information has been prepared to reflect the EPL Acquisition as if the merger had occurred on July 1, 2012. The supplemental unaudited pro forma financial information is based on the historical consolidated statements of income of Energy XXI and EPL for the three and six months ended December 31, 2013 (in thousands, except per share amounts).

	Three Months Ended December 31, 2013	Six Months Ended December 31, 2013
Revenues	$447,055	$973,877
Net income (loss)	(12,972)	21,205
Net income (loss) available to Energy XXI common stockholders	(15,844)	15,460
Net income (loss) per share available to Energy XXI common stockholders:
Basic	$(0.16)	$0.16
Diluted	$(0.16)	$0.16

The above supplemental unaudited pro forma financial information has been prepared for illustrative purposes only and is not intended to be indicative of the results of operations that actually would have occurred had the acquisition occurred on July 1, 2012, nor is such information indicative of any expected results of operations in future periods. The most significant pro forma adjustments for the three and six months ended December 31, 2013, were the following:

a.	Exclude $13.6 million and $17.0 million, respectively, of EPL’s exploration costs, impairment expense and gain on sales of assets accounted for under the successful efforts method of accounting to correspond with EXXI’s full cost method of accounting.
b.	Increase DD&A expense by $24.2 million and $39.8 million, respectively, for the EPL properties to correspond with EXXI’s full cost method of accounting.
c.	Increase interest expense by $13.1 million and $26.2 million, respectively, to reflect interest on the $650 million 6.875% Senior Notes and on additional borrowings under EXXI’s revolving credit facility. Decrease interest expense $3.3 million and $6.6 million, respectively, to reflect non-cash premium amortization due to the adjustment to fair value associated with the $510 million face value of EPL’s 8.25% Senior Notes assumed in the EPL acquisition.

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

Note 4 — Goodwill

ASC 350, Intangibles — Goodwill and Other (ASC 350), requires that intangible assets with indefinite lives, including goodwill, be evaluated for impairment on an annual basis or more frequently if events occur or circumstances change that could potentially result in impairment. Our annual goodwill impairment test is performed as of the last day of the fourth quarter each fiscal year.

Impairment testing for goodwill is done at the reporting unit level. We have only one reporting unit, which includes all of our oil and natural gas properties. Accordingly, all of our goodwill, as well as all of our other assets and liabilities, are included in our single reporting unit.

At December 31, 2014, we conducted a qualitative goodwill impairment assessment by examining relevant events and circumstances that could have a negative impact on our goodwill, such as macroeconomic conditions, industry and market conditions, cost factors that have a negative effect on earnings and cash flows, overall financial performance, dispositions and acquisitions, and any other relevant events or circumstances. After assessing the relevant events and circumstances for the qualitative impairment assessment, we determined that performing a quantitative goodwill impairment test was necessary. In the first step of the goodwill impairment test, we determined that the fair value of our reporting unit was less than its carrying amount, including goodwill, primarily due to price deterioration in forward pricing curves for oil and natural gas and an increase our weighted average cost of capital, both factors which adversely impacted the fair value of our estimated reserves. Therefore, we performed the second step of the goodwill impairment test, which led us to conclude that there would be no remaining implied fair value attributable to goodwill. As a result, we recorded a goodwill impairment charge of $329.3 million to reduce the carrying value of goodwill to zero at December 31, 2014.

In estimating the fair value of our reporting unit and our estimated reserves, we used an income approach which estimated fair value primarily based on the anticipated cash flows associated with our estimated reserves, discounted using a weighted average cost of capital. The estimation of the fair value of our reporting unit and our estimated reserves includes the use of significant inputs not observable in the market, such as estimates of reserves quantities, the weighted average cost of capital (discount rate), future pricing and future capital and operating costs. The use of these unobservable inputs results in the fair value estimate being classified as a Level 3 measurement. Although we believe the assumptions and estimates used in the fair value calculation of our reporting unit are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and resulting conclusions.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31, 2014	June 30, 2014
Oil and gas properties
Proved properties	$9,059,934	$8,247,352
Less: accumulated depreciation, depletion, amortization and impairment	3,225,183	2,888,451
Proved properties, net	5,834,751	5,358,901
Unevaluated properties	807,814	1,165,701
Oil and gas properties, net	6,642,565	6,524,602
Other property and equipment	45,709	39,272
Less: accumulated depreciation	21,876	19,512
Other property and equipment, net	23,833	19,760
Total property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$6,666,398	$6,544,362

The Company’s investment in unevaluated properties primarily relates to the fair value of unproved oil and gas properties acquired in oil and gas property acquisitions (primarily the EPL acquisition), exploratory wells in progress, Bureau of Ocean Energy Management (“BOEM”) lease sales and costs to acquire seismic data. Costs associated with unevaluated properties are transferred to evaluated properties upon the earlier of 1) a determination as to whether there are any proved reserves related to the properties, or 2) amortization over a period of time of not more than four years.

At June 30, 2014, our unevaluated properties included exploratory wells in progress of $185.3 million in costs related to our participation in several prospects in the ultra-deep shelf and onshore area in the Gulf of Mexico with Freeport-McMoRan, Inc. who operates the properties. Based on information from Freeport-McMoRan and our internal assessment of ongoing exploratory wells, we concluded the following: 1) the Lomond North project resulted in a successful production test with commercial production expected to commence in the quarter ending March 31, 2015; 2) the Davy Jones project to be non-commercial in the Tuscaloosa and Wilcox Sands area, and it was temporarily plugged and abandoned; 3) we presently do not intend to participate in completion activities related to the Davy Jones project; and 4) the lease related to the Blackbeard East project expired. Accordingly, we transferred $208.2 million of accumulated exploratory costs associated with these projects included in unevaluated properties to evaluated properties during the quarter ended December 31, 2014.

Note 6 — Equity Method Investments

Energy XXI M21K

We own a 20% interest in EXXI M21K which engages in the acquisition, exploration, development and operation of oil and natural gas properties offshore in the Gulf of Mexico, through its wholly owned subsidiary, M21K, LLC (“M21K”).

Since its inception in February 2012, M21K has completed three acquisitions for aggregate cash consideration of approximately $284.1 million. In July 2012, it acquired oil and gas interests from EP Energy E&P Company, L.P. for approximately $80.4 million. In August 2013, it acquired oil and gas interests from LLOG Exploration Offshore, L.L.C. for approximately $80.8 million. In April 2014, it acquired oil and gas interests from EXXI GOM for approximately $122.9 million.

EXXI M21K is a guarantor of a $100 million first lien credit facility agreement entered into by M21K. We have provided a guarantee related to the payment of asset retirement obligations and other liabilities by

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Equity Method Investments  – (continued)

M21K related to the three acquisitions noted above. Further, EGC, an indirect wholly owned subsidiary of Energy XXI receives a management fee from M21K for providing administrative assistance in carrying out its operations. See Note 15 — Related Party Transactions.

The provisions of the M21K Limited Liability Company Agreement (“LLC Agreement”) provide that M21K can make acquisitions subject to the commitment of its partners. While it is envisioned that M21K will be sold eventually to a third party to monetize returns from the investments, the M21K LLC Agreement does provide for a put and a call that can occur starting July 19, 2016, subject to an earlier option if there is a change of control of Energy XXI. Pursuant to the exercise of the put option, we may be required to pay the fair value calculated on the basis of the current proved reserves as determined by a duly appointed reserve engineering firm utilizing then prevailing forward pricing and cost curves, however we will have no obligation to purchase any partnership interests if both: (i) the put value exceeds the lesser of: (a) $100 million; and (b) 20% of the aggregate capital contributions; and (ii) the put right was not triggered by the occurrence of a change of control.

As of December 31, 2014, our investment in EXXI M21K was approximately $27.7 million. We recorded an equity loss of $1.6 million and $0.7 million for the three and six months ended December 31, 2014, respectively. We recorded an equity loss of $2.6 million and $3.2 million for the three and six months ended December 31, 2013, respectively.

Ping Energy XXI Limited (“Ping Energy”)

On October 18, 2013, Energy XXI International Limited (“EXXI International”) amended its Joint Development Agreement (“JDA”) with Ping Energy and increased its ownership interest to 80% from 49%. Effective October 1, 2013, we consolidated the financial results of Ping Energy in our financial statements. In January 2014, EXXI International terminated the JDA with Ping Energy and is in the process of dissolving Ping Energy. We have no present intention to pursue any international opportunities to acquire exploratory, development or producing oil and natural gas properties.

Note 7 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2014	June 30, 2014
Revolving Credit Facility	$941,309	$689,000
8.25% Senior Notes due 2018	510,000	510,000
6.875% Senior Notes due 2024	650,000	650,000
3.0% Senior Convertible Notes due 2018	400,000	400,000
7.5% Senior Notes due 2021	500,000	500,000
7.75% Senior Notes due 2019	250,000	250,000
9.25% Senior Notes due 2017	750,000	750,000
4.14% Promissory Note due 2017	4,563	4,774
Debt premium, 8.25% Senior Notes due 2018(1)	35,462	40,566
Original issue discount, 3.0% Senior Convertible Notes due 2018	(51,453)	(57,014)
Derivative instruments premium financing	20,752	21,000
Capital lease obligations	991	1,318
Total debt	4,011,624	3,759,644
Less current maturities	21,702	15,020
Total long-term debt	$3,989,922	$3,744,624

(1)	Represents unamortized premium on the 8.25% Senior Notes assumed in the EPL Acquisition.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Long-Term Debt  – (continued)

Maturities of long-term debt as of December 31, 2014 are as follows (in thousands):

Twelve Months Ended December 31,
2015	$21,702
2016	735
2017	753,836
2018	1,835,351
2019	250,000
Thereafter	1,150,000
Total	$4,011,624

Revolving Credit Facility

The second amended and restated first lien credit agreement (“First Lien Credit Agreement” or “Revolving Credit Facility”) was entered into by EGC in May 2011 and underwent its Ninth Amendment on September 5, 2014. This facility, as amended, has a borrowing base of $1,500 million and lender commitments of $1,700 million and matures on April 9, 2018, provided that the facility will accelerate if the 9.25% Senior Notes are not retired or refinanced by June 15, 2017 or the 8.25% Senior Notes are not retired or refinanced by August 15, 2017. Borrowings are limited to a borrowing base based on oil and gas reserve values which are re-determined on a periodic basis. Currently, the facility bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate (“LIBOR”), plus applicable margins ranging from 1.75% to 2.75% or an alternate base rate, based on the federal funds effective rate plus applicable margins ranging from 0.75% to 1.75%. The Revolving Credit Facility is secured by mortgages on at least 85% of the value of our proved reserves. Under the First Lien Credit Agreement, EGC is allowed to pay us a limited amount of distributions, subject to certain terms and conditions.

The First Lien Credit Agreement, as amended, requires the consolidated EGC to maintain certain financial covenants. Specifically, as of the end of each fiscal quarter, EGC may not permit the following: (a) EGC’s total leverage ratio to be more than 4.25 to 1.0 through the quarter ending March 31, 2015 and 4.0 to 1.0 from the quarter ending June 30, 2015 and beyond, (b) EGC’s interest coverage ratio to be less than 3.0 to 1.0, (c) EGC’s current ratio to be less than 1.0 to 1.0, and (d) EGC’s secured debt leverage ratio to be more than 1.75 to 1.0 through the quarter ending March 31, 2015 and 1.5 to 1.0 from the quarter ending June 30, 2015 and beyond (in each case as defined in the First Lien Credit Agreement). In addition, EGC is subject to various other covenants including, but not limited to, those limiting its ability to declare and pay dividends or other payments, its ability to incur debt, restrictions on change of control, the ability to enter into certain hedging agreements, as well as a covenant to maintain John D. Schiller, Jr. in his current executive position, subject to certain exceptions in the event of his death or disability.

As of December 31, 2014, EGC was in compliance with all covenants and had $941.3 million in borrowings and $226.3 million in letters of credit issued under the First Lien Credit Agreement. Based on projected market conditions and lower commodity prices, we currently expect that we will not be in compliance with certain covenants under this agreement in certain future periods. We are focused on reducing our leverage and are pursuing arrangements with third parties to monetize certain midstream assets or sell certain non-core oil and gas properties to enable us to further reduce the amount of required capital commitments. We are also evaluating various alternatives with respect to the First Lien Credit Agreement, including other sources of financing, although any such alternative sources of financing likely would be at higher cost than our current Revolving Credit Facility. There can be no assurance any of these discussions or transactions will prove successful. Absent success in these pursuits, a resultant breach of the covenants under the Revolving Credit Facility would cause a default under such facility, potentially resulting in acceleration of all amounts outstanding under the Revolving Credit Facility. Certain payment defaults or an acceleration under

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Long-Term Debt  – (continued)

our Revolving Credit Facility could cause a cross-default or cross-acceleration of all of our other outstanding indebtedness. Such a cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we may not have sufficient liquidity to repay all of our outstanding indebtedness.

8.25% Senior Notes Due 2018

On June 3, 2014, EGC assumed the 8.25% senior notes due 2018 (the “8.25% Senior Notes”) in the EPL Acquisition which consist of $510 million in aggregate principal amount issued under an indenture dated as of February 14, 2011 (the “2011 Indenture”). The 8.25% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis initially by each of EPL’s existing direct and indirect domestic subsidiaries. The 8.25% Senior Notes will mature on February 15, 2018. On April 18, 2014, EPL entered into a supplemental indenture (the “Supplemental Indenture”) to the 2011 Indenture, by and among EPL, the guarantors party thereto, and U.S. Bank National Association, as trustee, governing EPL’s 8.25% Senior Notes. EPL entered into the Supplemental Indenture after the receipt of the requisite consents from the holders of the 8.25% Senior Notes in accordance with the Supplemental Indenture. The Supplemental Indenture amended the terms of the 2011 Indenture governing the 8.25% Senior Notes to waive EPL's obligation to make and consummate an offer to repurchase the 8.25% Senior Notes at 101% of the principal amount thereof plus accrued and unpaid interest. We paid an aggregate cash payment of $1.2 million (equal to $2.50 per $1,000 principal amount of 8.25% Senior Notes for which consents were validly delivered and unrevoked). The 8.25% Senior Notes are callable at 104.125% starting February 15, 2015 with such premium declining to zero by February 15, 2017.

6.875% Senior Notes Due 2024

On May 27, 2014, EGC issued $650 million face value of 6.875% unsecured senior notes due March 15, 2024 at par (the “6.875% Senior Notes”). Presently, the 6.875% Senior Notes are not registered under the Securities Act of 1933, as amended (the “Securities Act”). However, EGC and its guarantors have agreed, pursuant to a registration rights agreement with the initial purchasers of the 6.875% Senior Notes, to file a registration statement with the Securities and Exchange Commission (“SEC”) with respect to an offer to exchange a new series of freely tradable notes having substantially identical terms as the 6.875% Senior Notes and use its reasonable best efforts to cause that registration statement to be declared effective within 365 days after the issue date of the 6.875% Senior Notes. On November 25, 2014, we filed a registration statement with the SEC for an offer to exchange the 6.875% Senior Notes with a new series of freely tradable notes having substantially identical terms as the 6.875% Senior Notes. The registration statement was not yet declared effective by the SEC as of January 30, 2015. EGC incurred underwriting and direct offering costs of approximately $11 million which have been capitalized and are being amortized over the life of the 6.875% Senior Notes.

On or after March 15, 2019, EGC will have the right to redeem all or some of the 6.875% Senior Notes at specified redemption prices specified in the indenture, plus accrued and unpaid interest. Prior to March 15, 2017, EGC may redeem up to 35% of the aggregate principal amount of the 6.875% Senior Notes originally issued at a price equal to 106.875% of the aggregate principal amount, plus accrued and unpaid interest, in an amount not greater than the proceeds of certain equity offerings and provided that (i) at least 65% of the aggregate principal amount of the 6.875% Senior Notes remains outstanding immediately after giving effect to such redemption; and (ii) any such redemption is made within 180 days of the date of closing of such equity offering. In addition, prior to March 15, 2019, EGC may redeem all or part of the 6.875% Senior Notes at a price equal to 100% of their aggregate principal amount plus a make-whole premium and accrued and unpaid interest. EGC is required to make an offer to repurchase the 6.875% Senior Notes upon a change of control at

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Long-Term Debt  – (continued)

a purchase price in cash equal to 101% of the aggregate principal amount of the 6.875% Senior Notes repurchased plus accrued and unpaid interest and from the net proceeds of certain asset sales under specified circumstances, each of which as defined in the indenture governing the 6.875% Senior Notes.

The indenture governing the 6.875% Senior Notes, among other things, limits EGC’s ability and the ability of our restricted subsidiaries to transfer or sell assets, make loans or investments, pay dividends, redeem subordinated indebtedness or make other restricted payments, incur or guarantee additional indebtedness or issue disqualified capital stock, create or incur certain liens, incur dividend or other payment restrictions affecting certain subsidiaries, consummate a merger, consolidation or sale of all or substantially all of our assets, enter into transactions with affiliates and engage in business other than the oil and gas business.

3.0% Senior Convertible Notes Due 2018

On November 18, 2013, Energy XXI Ltd sold $400 million face value of 3.0% Senior Convertible Notes due 2018 (the “3.0% Senior Convertible Notes”). Energy XXI Ltd incurred underwriting and direct offering costs of $7.6 million which have been capitalized and are being amortized over the life of the 3.0% Senior Convertible Notes. The 3.0% Senior Convertible Notes are convertible into cash, shares of common stock or a combination of cash and shares of common stock, at the election of Energy XXI Ltd, based on an initial conversion rate of 24.7523 shares of common stock per $1,000 principal amount of the 3.0% Senior Convertible Notes (equivalent to an initial conversion price of approximately $40.40 per share of common stock). The conversion rate, and accordingly the conversion price, may be adjusted under certain circumstances as described in the indenture governing the 3.0% Senior Convertible Notes.

Upon conversion, Energy XXI Ltd will be obligated to pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at its election. If the conversion obligation is satisfied solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of common stock, the amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value (as described in the indenture governing the 3.0% Senior Convertible Notes) calculated on a proportionate basis for each trading day in a 25 consecutive trading-day conversion period (as described in the indenture governing the 3.0% Senior Convertible Notes). Upon any conversion, subject to certain exceptions, holders of the 3.0% Senior Convertible Notes will receive interest payable in cash, shares of common stock or a combination of cash and shares of common stock paid or delivered, as the case may be.

If holders elect to convert the notes in connection with certain fundamental change transactions described in the indenture governing the 3.0% Senior Convertible Notes, the conversion rate will increase by a number of additional shares determined by reference to the provisions contained in the indenture governing the 3.0% Senior Convertible Notes based on the effective date of, and the price paid (or deemed paid) per share of common stock in, such make-whole fundamental change. If holders of common stock receive only cash in connection with certain make-whole fundamental changes, the price paid (or deemed paid) per share will be the cash amount paid per share. Otherwise, the price paid (or deemed paid) per share will be equal to the average of the closing sale prices of common stock on the five trading days prior to, but excluding, the effective date of such make-whole fundamental change.

If Energy XXI Ltd undergoes a fundamental change (as defined in the indenture governing the 3.0% Senior Convertible Notes) prior to maturity, holders of the 3.0% Senior Convertible Notes will have the right, at their option, to require Energy XXI Ltd to repurchase for cash some or all of their notes at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest (including additional interest, if any) to, but excluding, the fundamental change repurchase date.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Long-Term Debt  – (continued)

For accounting purposes, the $400 million aggregate principal amount of 3.0% Senior Convertible Notes for which we received cash was recorded at fair market value by applying the implied straight debt rate of 6.75% to allocate the proceeds between the debt component and the convertible equity component of the 3.0% Senior Convertible Notes. Based on applying the implied straight debt rate, the $400 million aggregate principal amount of the 3.0% Senior Convertible Notes was recorded at $336.6 million and the original issue discount of $63.4 million is being amortized as an increase in interest expense over the life of the 3.0% Senior Convertible Notes.

7.5% Senior Notes Due 2021

On September 26, 2013, EGC issued $500 million face value of 7.5% unsecured senior notes due December 15, 2021 at par (the “7.5% Senior Notes”). In April 2014, we filed Amendment No. 1 to the registration statement with the SEC for an offer to exchange the 7.5% Senior Notes with a new series of freely tradable notes having substantially identical terms as the 7.5% Senior Notes. The registration statement was declared effective by the SEC on April 25, 2014 and we completed the exchange on May 23, 2014. EGC incurred underwriting and direct offering costs of $8.6 million which have been capitalized and are being amortized over the life of the 7.5% Senior Notes.

On or after December 15, 2016, EGC will have the right to redeem all or some of the 7.5% Senior Notes at specified redemption prices, plus accrued and unpaid interest. Prior to December 15, 2016, EGC may redeem up to 35% of the aggregate principal amount of the 7.5% Senior Notes originally issued at a price equal to 107.5% of the aggregate principal amount in an amount not greater than the proceeds of certain equity offerings. In addition, prior to December 15, 2016, EGC may redeem all or part of the 7.5% Senior Notes at a price equal to 100% of their aggregate principal amount plus a make-whole premium and accrued and unpaid interest. EGC is required to make an offer to repurchase the 7.5% Senior Notes upon a change of control and from the net proceeds of certain asset sales under specified circumstances, each of which as defined in the indenture governing the 7.5% Senior Notes.

The indenture governing the 7.5% Senior Notes limits, among other things, EGC’s ability and the ability of our restricted subsidiaries to transfer or sell assets, make loans or investments, pay dividends, redeem subordinated indebtedness or make other restricted payments, incur or guarantee additional indebtedness or issue disqualified capital stock, create or incur certain liens, incur dividend or other payment restrictions affecting certain subsidiaries, consummate a merger, consolidate or sell all or substantially all of our assets, enter into transactions with affiliates and engage in business other than the oil and gas business.

7.75% Senior Notes Due 2019

On February 25, 2011, EGC issued $250 million face value of 7.75% unsecured senior notes due June 15, 2019 at par (the “7.75% Old Senior Notes”). It exchanged the full $250 million aggregate principal amount of the 7.75% Old Senior Notes for $250 million aggregate principal amount of newly issued notes registered under the Securities Act (the “7.75% Senior Notes”) on July 7, 2011. The 7.75% Senior Notes bear identical terms and conditions as the 7.75% Old Senior Notes.

The 7.75% Senior Notes are callable at 103.875% starting June 15, 2015, with such premium declining to zero on June 15, 2017. EGC incurred underwriting and direct offering costs of $3.1 million which have been capitalized and are being amortized over the life of the notes.

EGC has the right to redeem the 7.75% Senior Notes under various circumstances and is required to make an offer to repurchase the 7.75% Senior Notes upon a change of control and from the net proceeds of asset sales under specified circumstances, each of which as defined in the indenture governing the 7.75% Senior Notes.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Long-Term Debt  – (continued)

9.25% Senior Notes Due 2017

On December 17, 2010, EGC issued $750 million face value of 9.25% unsecured senior notes due December 15, 2017 at par (the “9.25% Old Senior Notes”). It exchanged $749 million aggregate principal amount of the 9.25% Old Senior Notes for $749 million aggregate principal amount of newly issued notes (the “9.25% Senior Notes”) registered under the Securities Act on July 8, 2011. The 9.25% Senior Notes bear identical terms and conditions as the 9.25% Old Senior Notes. The trading restrictions on the remaining $1 million face value of the 9.25% Old Senior Notes were lifted on December 17, 2011.

The 9.25% Senior Notes are callable at 104.625% starting December 15, 2014, with such premium declining to zero by December 15, 2016. EGC incurred underwriting and direct offering costs of $15.4 million which were capitalized and are being amortized over the life of the notes.

EGC has the right to redeem the 9.25% Senior Notes under various circumstances and is required to make an offer to repurchase the 9.25% Senior Notes upon a change of control and from the net proceeds of asset sales under specified circumstances, each of which as defined in the indenture governing the 9.25% Senior Notes.

4.14% Promissory Note

In September 2012, we entered into a promissory note of $5.5 million to acquire other property and equipment. Under this note we are required to make a monthly payment of approximately $52,000 and one lump-sum payment of $3.3 million at maturity in October 2017. This note carries an interest rate of 4.14% per annum.

Derivative Instruments Premium Financing

We finance premiums on derivative instruments that we purchase with our hedge counterparties. Substantially all of our hedge transactions are with lenders under the Revolving Credit Facility. Derivative instruments premium financing is accounted for as debt and this indebtedness is pari passu with borrowings under the Revolving Credit Facility. The derivative instruments premium financing is structured to mature when the derivative instrument settles so that we realize the value, net of derivative instrument premium financing. As of December 31, 2014 and June 30, 2014, our outstanding derivative instruments premium financing discounted at our approximate borrowing cost of 2.5% per annum totaled $20.8 million and $21.0 million, respectively.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Long-Term Debt  – (continued)

Interest Expense

For the three and six months ended December 31, 2014 and 2013, interest expense consisted of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Revolving Credit Facility	$7,482	$2,326	$14,375	$7,545
8.25% Senior Notes due 2018	10,519	—	21,038	—
6.875% Senior Notes due 2024	11,172	—	22,344	—
3.0% Senior Convertible Notes due 2018	3,024	1,267	6,049	1,267
7.50% Senior Notes due 2021	9,375	9,271	18,750	9,792
7.75% Senior Notes due 2019	4,844	4,844	9,688	9,688
9.25% Senior Notes due 2017	17,344	17,344	34,688	34,688
4.14% Promissory Note due 2017	47	52	99	104
Amortization of debt issue cost – Revolving Credit Facility	1,080	855	2,057	1,661
Amortization of fair value premium – 8.25% Senior Notes due 2018	(2,570)	—	(5,104)	—
Amortization of debt issue cost – 6.875% Senior Notes due 2024	282	—	563	—
Accretion of original debt issue discount, 3.0% Senior Convertible Notes due 2018	2,806	1,305	5,561	1,305
Amortization of debt issue cost – 3.0% Senior Convertible Notes due 2018	359	31	712	31
Amortization of debt issue cost – 7.50% Senior Notes due 2021	262	260	525	260
Amortization of debt issue cost – 7.75% Senior Notes due 2019	97	97	194	194
Amortization of debt issue cost – 9.25% Senior Notes due 2017	551	552	1,103	1,104
Derivative instruments financing and other	227	437	522	687
	$66,901	$38,641	$133,164	$68,326

Note 8 — Notes Payable

On June 3, 2014, we entered into a note with AFCO Credit Corporation to finance a portion of our insurance premiums. The note was for a total face amount of $22.0 million and bears interest at an annual rate of 1.723%. The note amortizes over the remaining term of the insurance, which matures May 3, 2015. The balance outstanding as of December 31, 2014 was $10.0 million.

On July 1, 2014 and on August 1, 2014, we entered into two notes with AFCO Credit Corporation to finance a portion of our insurance premiums. The notes were for a total face amount of $4.2 million and bear interest at an annual rate of 1.923%. The notes amortize over the remaining term of the insurance, which mature May 1, 2015. The balance outstanding as of December 31, 2014 was $2.2 million.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Asset Retirement Obligations

The following table describes the changes to our asset retirement obligations (in thousands):

Balance at June 30, 2014	$559,834
Liabilities incurred and true-up to liabilities settled	21,912
Liabilities settled	(53,960)
Liabilities sold	(3,307)
Accretion expense	25,617
Total balance at December 31, 2014	550,096
Less current portion	79,573
Long-term balance at December 31, 2014	$470,523

Note 10 — Derivative Financial Instruments

We enter into hedging transactions with a diversified group of investment-grade rated counterparties, primarily financial institutions, to reduce the concentration of exposure to any individual counterparty and to reduce exposure to fluctuations in the price of crude oil and natural gas. We use financially settled crude oil and natural gas puts, put spreads, swaps, zero-cost collars and three-way collars. We designate a majority of our derivative financial instruments as cash flow hedges. No components of the cash flow hedging instruments are excluded from the assessment of hedge ineffectiveness. Any gains or losses resulting from the change in fair value from hedging transactions that are determined to be ineffective are recorded as a loss (gain) on derivative financial instruments, whereas gains and losses from the settlement of cash flow hedging contracts are recorded in crude oil and natural gas revenue in the same period during which the hedged transactions are settled.

When we discontinue cash flow hedge accounting because it is no longer probable that an anticipated transaction will occur in the originally expected period, changes in fair value in accumulated other comprehensive income (“AOCI”) are recognized immediately into earnings.

With a financially settled purchased put, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the hedged price of the transaction. A put spread is a combination of a bought put and a sold put. If the settlement price is below the sold put strike price, we receive the difference between the two strike prices. If the settlement price is below the bought put strike price but above the sold put strike price, we receive the difference between the bought put strike price and the settlement price. There is no settlement if the underlying price settles above the bought put strike price. With a swap, the counterparty is required to make a payment to us if the settlement price for a settlement period is below the hedged price for the transaction, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the hedged price for the transaction. With a zero-cost collar, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price of the collar, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price for the collar. A three-way collar is a combination of options consisting of a sold call, a purchased put and a sold put. The sold call establishes a maximum price we will receive for the volumes under contract. The purchased put establishes a minimum price unless the market price falls below the sold put, at which point the minimum price would be the reference price (i.e., NYMEX WTI and/or BRENT, IPE) plus the difference between the purchased put and the sold put strike price.

Most of our crude oil production is Heavy Louisiana Sweet (“HLS”). We include contracts indexed to ICE Brent futures and Argus-LLS futures in our hedging portfolio to closely align and manage our exposure to the associated price risk.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Derivative Financial Instruments  – (continued)

The energy markets have historically been very volatile, and there can be no assurances that crude oil and natural gas prices will not be subject to wide fluctuations in the future. While the use of hedging arrangements helps to limit the downside risk of adverse price movements, they may also limit future gains from favorable price movements.

Subsequent to the EPL Acquisition, we assumed EPL’s existing hedges with contract terms beginning in June 2014 through December 2015. EPL’s oil contracts were primarily swaps and benchmarked to Argus-LLS and Brent. During the quarter ended December 31, 2014, we monetized all the calendar 2015 Brent swap contracts keeping one natural gas contract intact.

During the quarters ended September 30, 2014 and December 31, 2014, we monetized certain of our hedge positions and received proceeds of $3.4 million and $26 million, respectively. These monetized amounts received along with $4.8 million of financed premiums payable related to the monetized contracts and a $2.9 million positive change in fair value of the monetized EPL Brent contracts have been recorded in stockholders’ equity as part of AOCI and will be recognized in income over the contract life of the underlying hedge contracts through December 31, 2015. As of December 31, 2014, we had $26.3 million of monetized amounts remaining in AOCI of which $7.6 million, $7.9 million, $5.6 million and $5.2 million will be recognized in income during the quarters ending March 31, 2015, June 30, 2015, September 30, 2015, and December 31, 2015, respectively.

During the three months ended December 31, 2014, we recognized approximately $1.2 million of monetized amounts in net income and during the three and six months ended December 31, 2013, we recognized approximately $5.1 million and $10.3 million, respectively, of monetized amounts in net income.

During January 2015, we monetized our existing calendar 2015 ICE Brent three-way collars and Argus-LLS put spreads for total net proceeds of approximately $73.1 million; further, we repositioned our calendar 2015 hedging portfolio by entering into Argus-LLS three-way collars, and we entered into NYMEX WTI collars to hedge a portion of our calendar 2016 production at the current commodity prices.

As of December 31, 2014, we had the following net open crude oil derivative positions:

				Weighted Average Contract Price
			Volumes (MBbls)	Collars/Put Spreads
Remaining Contract Term	Type of Contract	Index		Sub Floor	Floor	Ceiling
January 2015 – December 2015	Three-Way Collars	Oil-Brent-IPE	3,650	$71.00	$91.00	$113.75
January 2015 – December 2015	Collars	ARGUS-LLS	1,825		80.00	123.38
January 2015 – December 2015	Puts	NYMEX-WTI	405		86.11
January 2015 – December 2015	Put Spreads	ARGUS-LLS	2,555	70.00	80.00
January 2015 – December 2015	Collars	NYMEX-WTI	548		75.00	85.00
January 2015 – December 2015	Bought Put	NYMEX-WTI	1,593		89.15
January 2015 – December 2015	Sold Put	NYMEX-WTI	(1,593)		(89.15)
January 2016 – December 2016	Collars	NYMEX-WTI	732		70.00	90.55

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Derivative Financial Instruments  – (continued)

As of December 31, 2014, we had the following net open natural gas derivative position:

Remaining Contract Term	Type of Contract	Index	Volumes (MMBtu)	Swaps Fixed Price
January 2015 – December 2015	Swaps	NYMEX-HH	1,570	$4.31

The fair values of derivative instruments in our consolidated balance sheets were as follows (in thousands):

	Asset Derivative Instruments				Liability Derivative Instruments
	December 31, 2014		June 30, 2014		December 31, 2014		June 30, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity Derivative Instruments designated as hedging instruments:
Derivative financial instruments	Current	$287,172	Current	$16,829	Current	$137,146	Current	$47,912
	Non-Current	10,670	Non-Current	9,595	Non-Current	2,293	Non-Current	10,866
Commodity Derivative Instruments not designated as hedging instruments:
Derivative financial instruments	Current	—	Current	551	Current	—	Current	—
	Non-Current	—	Non-Current	—	Non-Current	—	Non-Current	—
Total Gross Derivative Commodity Instruments subject to enforceable master netting agreement		297,842		26,975		139,439		58,778
Derivative financial instruments	Current	(137,146)	Current	(15,955)	Current	(137,146)	Current	(15,955)
	Non-Current	(2,293)	Non-Current	(6,560)	Non-Current	(2,293)	Non-Current	(6,560)
Gross amounts offset in Balance Sheets		(139,439)		(22,515)		(139,439)		(22,515)
Net amounts presented in Balance Sheets	Current	150,026	Current	1,425	Current	—	Current	31,957
	Non-Current	8,377	Non-Current	3,035	Non-Current	—	Non-Current	4,306
		$158,403		$4,460		$—		$36,263

The effect of derivative instruments on our consolidated statements of operations was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Location of (Gain) Loss in Income Statement
Cash Settlements, net of amortization of purchased put premiums:
Oil sales	$(44,947)	$1,397	$(43,293)	$3,134
Natural gas sales	(1,300)	(3,448)	(1,469)	(6,227)
Total cash settlements	(46,247)	(2,051)	(44,762)	(3,093)

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Derivative Financial Instruments  – (continued)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Commodity Derivative Instruments designated as hedging instruments:
(Gain) loss on derivative financial instruments
Ineffective portion of commodity derivative instruments	(942)	6,112	(4,691)	7,674
Commodity Derivative Instruments not designated as hedging instruments:
(Gain) loss on derivative financial instruments
Realized mark to market (gain) loss	95	(645)	343	(1,219)
Unrealized mark to market (gain) loss	(39)	255	179	708
Total (gain) loss on derivative financial instruments	(886)	5,722	(4,169)	7,163
Total (gain) loss	$(47,133)	$3,671	$(48,931)	$4,070

The cash flow hedging relationship of our derivative instruments was as follows (in thousands):

Location of (Gain) Loss	Amount of (Gain) Loss on Derivative Instruments Recognized in Other Comprehensive (Income) Loss, net of tax (Effective Portion)	Amount of (Gain) Loss on Derivative Instruments Reclassified from Other Comprehensive (Income) Loss, net of tax (Effective Portion)	Amount of (Gain) Loss on Derivative Instruments Reclassified from Other Comprehensive (Income) Loss (Ineffective Portion)
Three Months Ended December 31, 2014
Commodity Derivative Instruments	$(93,848)	$—	$—
Revenues	—	(33,296)	—
Gain on derivative financial instruments	—	—	(942)
Total (gain) loss	$(93,848)	$(33,296)	$(942)
Three Months Ended December 31, 2013
Commodity Derivative Instruments	$11,300
Revenues		$(5,432)
Loss on derivative financial instruments			$6,112
Total (gain) loss	$11,300	$(5,432)	$6,112
Six Months Ended December 31, 2014
Commodity Derivative Instruments	$(129,601)	$—	$—
Revenues	—	(34,589)	—
Gain on derivative financial instruments	—	—	(4,691)
Total (gain) loss	$(129,601)	$(34,589)	$(4,691)
Six Months Ended December 31, 2013
Commodity Derivative Instruments	$31,008
Revenues		$(10,208)
Loss on derivative financial instruments			$7,674
Total (gain) loss	$31,008	$(10,208)	$7,674

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Derivative Financial Instruments  – (continued)

Components of Other Comprehensive Income representing all of the reclassifications out of AOCI to net income for the periods presented (in thousands):

	Before Tax	After Tax	Location Where Consolidated Net Income is Presented
Three months ended December 31, 2014
Unrealized gain on derivatives at beginning of period	$(23,505)	$(15,278)
Unrealized change in fair value	(194,665)	(126,532)
Ineffective portion reclassified to earnings during the period	(942)	(612)	(Gain) Loss on derivative financial instruments
Realized amounts reclassified to earnings during the period	51,225	33,296	Revenues
Unrealized gain on derivatives at the end of period	(167,887)	(109,126)
Three months ended December 31, 2013
Unrealized gain on derivatives at beginning of period	$(10,529)	$(6,844)
Unrealized change in fair value	2,916	1,895
Ineffective portion reclassified to earnings during the period	6,112	3,973	(Gain) Loss on derivative financial instruments
Realized amounts reclassified to earnings during the period	8,357	5,432	Revenues
Unrealized loss on derivatives at end of period	$6,856	$4,456
Six months ended December 31, 2014
Unrealized loss on derivatives at beginning of period	$31,500	$20,475
Unrealized change in fair value	(247,910)	(161,141)
Ineffective portion reclassified to earnings during the period	(4,691)	(3,049)	(Gain) Loss on derivative financial instruments
Realized amounts reclassified to earnings during the period	53,214	34,589	Revenues
Unrealized gain on derivatives at the end of period	(167,887)	(109,126)
Six months ended December 31, 2013
Unrealized gain on derivatives at beginning of period	$(40,851)	$(26,552)
Unrealized change in fair value	24,328	15,812
Ineffective portion reclassified to earnings during the period	7,674	4,988	(Gain) Loss on derivative financial instruments
Realized amounts reclassified to earnings during the period	15,705	10,208	Revenues
Unrealized loss on derivatives at end of period	$6,856	$4,456

The amount expected to be reclassified from AOCI to net income in the next 12 months is a gain of $159.4 million ($103.6 million net of tax) on our commodity hedges. The estimated and actual amounts are likely to vary significantly due to changes in market conditions.

We monitor the creditworthiness of our counterparties. However, we are not able to predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Possible actions would be to transfer our position to another counterparty or request a voluntary termination of the derivative contracts resulting in a cash settlement. Should one of our financial counterparties not perform, we may not realize the benefit of some of our derivative instruments under lower commodity prices and could incur a loss. At December 31, 2014, we had no deposits for collateral with our counterparties.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 — Income Taxes

We are a Bermuda company and are generally not subject to income tax in Bermuda. We operate through our various subsidiaries in the United States; accordingly, income taxes have been provided based upon U.S. tax laws and rates as they apply to our current ownership structure. We estimate our annual effective tax rate for the current fiscal year and apply it to interim periods. However, in the current period, we have recorded a goodwill impairment charge of $329 million (see Note 4 — Goodwill of Notes to Consolidated Financial Statements in this Quarterly Report). In light of the form of the transaction related to the acquisition of EPL on June 3, 2014, the goodwill recognized as a result of the EPL Acquisition during fiscal year 2014 did not have tax basis. Therefore, the goodwill impairment is nondeductible for federal and state income tax purposes. Currently, our estimated annual effective tax/(benefit) rate is approximately 33.1% excluding the effect of the goodwill impairment charge. For purposes of computing our interim provision (benefit) for income taxes, the goodwill impairment charge is treated as a discrete item in the quarter in which it occurred. Our actual effective tax/(benefit) rates for the three and six months ended December 31, 2014 were (2.2)% and (3.9)%, respectively. The variance from the U.S. statutory rate of 35% is primarily due to two elements: (i) the impairment of goodwill and (ii) a decrease to the statutory rate due to the presence of common permanent difference items (such as non-deductible compensation, meals and entertainment expenses) and non-U.S. activity in our Bermuda parent that is ineligible for U.S. tax benefit. Additionally, our Bermuda companies continue to record income tax expense reflecting 30% U.S. withholding tax on any interest (and interest equivalent) accrued on indebtedness of the U.S. companies held by the Bermuda companies. We have accrued an additional withholding obligation of $5.2 million for the six months ended December 31, 2014.

Under Louisiana law, companies are required to file tax returns on a separate company basis; as such, EPL and EGC will not file a combined nor consolidated Louisiana income tax return. Our valuation allowance of $22.5 million relates to Energy XXI’s separate company Louisiana net operating loss (“NOL”) carryovers that we do not currently believe, on a more likely-than-not basis, will be realized in future years due to the current focus on offshore operations. No valuation allowance has been (or is expected to be) recorded with respect to any Louisiana NOLs generated by EPL, or on consolidated U.S. federal NOL carryovers. Management believes that there is sufficient future taxable income available arising from the future reversal of existing temporary differences recorded due to the excess of the book carrying value of oil and gas properties over their corresponding tax bases. Management is not relying on other sources of taxable income in concluding that no valuation allowance is needed on EPL’s Louisiana NOLs or consolidated U.S federal NOL carryovers.

During the six months ended December 31, 2014, we made cash withholding tax payments of $0.6 million on management fees paid to our Bermuda entities. While we have not made a cash income tax payment during the six months ended December 31, 2014, in light of expected income in this fiscal year and subsequent years, estimated tax payments for Alternative Minimum Tax (“AMT”) in subsequent quarters may be required. We expect any AMT payment to be fully creditable against future regular tax obligations; thus, these AMT payments have no impact on our estimated annual effective tax rate.

On May 13, 2014, the U.S. Internal Revenue Service (“IRS”) notified us of their intent to examine the Company’s U.S. federal income tax return (Form 1120) for the year ended June 30, 2013. Subsequently, on October 16, 2014, the IRS notified us that their review was complete and that they were proposing no changes for the tax year ended June 30, 2013. We received final, formal notification from the IRS dated January 12, 2015 that their review was complete and no changes were made to the reported tax for the tax year ended June 30, 2013.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 — Stockholders’ Equity

Common Stock

Our common stock trades on the NASDAQ under the symbol “EXXI.” Our shareholders are entitled to one vote for each share of common stock held on all matters to be voted on by shareholders. We have 200,000,000 authorized common shares, par value of $0.005 per share.

At the Annual General Meeting of our Shareholders held on November 4, 2014, our Shareholders approved changing the name of the Company from Energy XXI (Bermuda) Limited to Energy XXI Ltd and authorized our Board of Directors, at its discretion, to effect a cancellation of the admission of our common shares, par value $0.005 per share to the Alternative Investment Market of the London Stock Exchange (“AIM”). We successfully delisted from AIM on December 15, 2014 but continue to be listed on the NASDAQ.

We paid quarterly cash dividends of $0.12 per share to holders of our common stock during the three and six months ended December 31, 2014 and 2013.

Pursuant to the stock repurchase program approved by our Board of Directors in May 2013, through June 30, 2014, we paid $166.8 million to repurchase 6,639,363 shares of our common stock at a weighted average price per share, excluding fees, of $25.14. As of December 31, 2014, $83.2 million remains available for repurchase under the share repurchase program. We do not intend to repurchase any additional shares of our common stock at this time.

In addition, concurrently with the offering of our 3.0% Senior Convertible Notes in November 2013, one of the Company’s wholly-owned subsidiaries repurchased 2,776,200 shares of the Company’s common stock for approximately $76 million, at a weighted average price per share, excluding fees of $27.39.

In February 2014, we retired 2,087,126 shares of our common stock, resulting in 7,329,100 shares of common stock being held in treasury. On June 3, 2014, we reissued the entire 7,329,100 shares of common stock in treasury as part of our common stock issued to EPL stockholders upon merger.

As discussed in Note 7 — Long-Term Debt of Notes to Consolidated Financial Statements in this Quarterly Report, in November 2013, we sold $400 million of 3.0% Senior Convertible Notes. The $63.4 million allocated to the equity portion of the 3.0% Senior Convertible Notes, less offering costs of $1.4 million, were recorded as an increase in additional paid in capital.

As discussed in Note 3 — Acquisitions and Dispositions of Notes to Consolidated Financial Statements in this Quarterly Report, upon closing of the EPL Acquisition, we issued 23,320,955 shares of our common stock, including the treasury shares, as noted above, as part of the Merger Consideration.

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

Dividends on both the 5.625% Preferred Stock and the 7.25% Preferred Stock may be paid in cash, shares of our common stock, or a combination thereof. If we elect to make payment in shares of common stock, such shares shall be valued for such purposes at 95% of the market value of our common stock as determined on the second trading day immediately prior to the record date for such dividend.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 — Stockholders’ Equity  – (continued)

The 5.625% Preferred Stock is convertible into 9.8353 shares of the Company’s common stock at the conversion rate and price in effect on the conversion date. The conversion rate is subject to adjustment as set forth in Section 7 of the 5.625% Preferred Stock Certificate of Designation. On or after December 15, 2013, the Company may cause the 5.625% Preferred Stock to be automatically convertible into common stock at the then prevailing conversion rate if, for at least 20 trading days in a period of 30 consecutive trading days, the daily average price of the Company’s common stock equals or exceeds 130% of the then-prevailing conversion price.

The 7.25% Preferred Stock is convertible into 8.77192 shares of the Company’s common stock at the conversion rate and price in effect on the conversion date. The conversion rate is subject to adjustment as set forth in Section 7 of the 7.25% Preferred Stock Certificate of Designation. On or after December 15, 2014, the Company may cause the 7.25% Preferred Stock to be automatically convertible into common stock at the then prevailing conversion rate if, for at least 20 trading days in a period of 30 consecutive trading days, the daily average price of the Company’s common stock equals or exceeds 150% of the then-prevailing conversion price.

Conversions of Preferred Stock

During the six months ended December 31, 2014, we canceled and converted a total of 5,000 shares of our 7.25% Preferred Stock into a total of 46,472 shares of common stock using a conversion rate of 9.2940 common shares per preferred share. During the six months ended December 31, 2014, we also canceled and converted one share of our 5.625% Preferred Stock into 11 shares of common stock using a conversion rate of 10.2409 common shares per preferred share.

During the six months ended December 31, 2013, we canceled and converted a total of 428 shares of our 5.625% Preferred Stock into a total of 4,288 shares of common stock using a conversion rate ranging from 10.0147 to 10.0579 common shares per preferred share.

Note 13 — Supplemental Cash Flow Information

The following table presents our supplemental cash flow information (in thousands):

	Six Months Ended December 31,
	2014	2013
Cash paid for interest	$117,342	$60,917
Cash paid for income taxes	560	3,122

The following table presents our non-cash investing and financing activities (in thousands):

	Six Months Ended December 31,
	2014	2013
Financing of insurance premiums	$2,148	$2,355
Derivative instruments premium financing	7,305	3,493
Additions to property and equipment by recognizing asset retirement obligations	21,912	28,050

Note 14 — Employee Benefit Plans

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14 — Employee Benefit Plans  – (continued)

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

Time-Based Performance Units.  The amount due to the employee at the vesting date is equal to the grant date unit value of $5.00 plus the appreciation in the stock price over the performance period, multiplied by the number of units that vest. For the fiscal years 2012, 2013 and 2014 grants, the initial stock prices were $33.20, $24.50 and $22.48, respectively.

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

Changes for Fiscal 2015 Performance Unit Grants.  For the performance unit awards granted in fiscal 2015, the Remuneration Committee of the Board of Directors has determined to change the performance measure within the Incentive Plan from absolute TSR to relative TSR compared to a performance peer group. Under this plan, executives will receive no payout for TSR performance below the 25th percentile, a 50% payout for TSR performance at the 25th percentile, a 100% payout for TSR performance at the median, and 200% payout for performance at or above the 75th percentile. Payouts under this plan will be capped at target if absolute total shareholder return is negative. In addition, the Remuneration Committee has decided to eliminate the use of a $5 notional unit and instead will denominate units based on the stock price on the grant date. The Remuneration Committee also decided to eliminate the make-up feature for the fiscal 2015 awards. The awards for fiscal 2015 have continued to be granted 25% in the form of Time-Based Performance Unit awards and 75% in the form of TSR Performance-Based Unit awards.

We recognized compensation expense (benefit) related to our outstanding Restricted Stock Units and Performance Units as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Restricted Stock Units	$3,008	$2,893	$3,978	$8,329
Performance Units	(433)	476	(5,608)	12,828
Total compensation expense (benefit) recognized	$2,575	$3,369	$(1,630)	$21,157

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14 — Employee Benefit Plans  – (continued)

As of December 31, 2014, we had 2,452,642 unvested Restricted Stock Units and 2,469,250 Time-Based Performance Units and 822,000 TSR Performance Based Units.

Non-Executive Director Compensation.  On November 7, 2011, the Remuneration Committee approved the director compensation program which provides for an annual stock award of $175,000 worth of shares. The equity retainer is paid in Common Shares in an amount equivalent to $175,000 using our closing stock price on the date of the Annual General Meeting, which represents the grant date fair value computed in accordance with FASB Accounting Standards Codification Topic 718. For the fiscal year 2015, each director (except our two recently appointed directors) was awarded 26,396 Common Shares based on a $6.63 closing price on the date of the 2014 Annual General Meeting. Our two recently appointed directors were awarded a pro-rated amount based on their service as directors beginning on December 15, 2014, which awards totaled 63,406 Common Shares each based on a $2.45 closing price on the date of appointment of December 15, 2014. The shares will vest on the date of the 2015 Annual General Meeting.

Note 15 — Related Party Transactions

We have a 20% interest in EXXI M21K and account for this investment using the equity method. EXXI M21K is the guarantor of a $100 million line of credit entered into by M21K. See Note 6 — Equity Method Investments of Notes to Consolidated Financial Statements in this Quarterly Report.

We have provided a guarantee related to the payment of asset retirement obligations and other liabilities by M21K for EP Energy Property acquisition estimated at $65 million and $1.8 million, respectively. For the LLOG Exploration acquisition, we guaranteed payment of asset retirement obligations by M21K estimated at $36.7 million. For the Eugene Island 330 and South Marsh Island 128 properties purchase, we guaranteed payment of asset retirement obligation by M21K estimated at $18.6 million. For these guarantees, M21K has agreed to pay us $6.3 million, $3.3 million and $1.7 million, respectively, over a period of three years from the respective acquisition dates. For the three and six months ended December 31, 2014, we have received $1.0 million and $1.9 million, respectively, related to such guarantees. For the three and six months ended December 31, 2013, we received $0.8 million and $1.4 million, respectively, related to such guarantees.

Prior to the LLOG Exploration acquisition, EGC received a management fee of $0.83 per BOE produced for the EP Energy property acquisition for providing administrative assistance in carrying out M21K operations. In conjunction with the LLOG Exploration acquisition, on September 1, 2013, this fee was increased to $1.15 per BOE produced. However, after the Eugene Island 330 and South Marsh Island 128 properties were purchased on April 1, 2014, this fee was reduced to $0.98 per BOE produced. For the three and six months ended December 31, 2014, EGC received management fees of $0.5 million and $1.4 million, respectively. For the three and six months ended December, 31, 2013, EGC received management fees of $1.1 million and $1.8 million, respectively.

On April 1, 2014, EXXI GOM sold its interest in the Eugene Island 330 and the South Marsh Island 128 properties to M21K and on June 3, 2014, it sold 100% of its interests in the South Pass 49 field to EPL. See Note 3 — Acquisitions and Dispositions of Notes to Consolidated Financial Statements in this Quarterly Report.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16 — Earnings (Loss) per Share

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net income (loss)	$(373,879)	$10,495	$(380,282)	$53,634
Preferred stock dividends	2,870	2,872	5,742	5,745
Net income (loss) available for common stockholders	$(376,749)	$7,623	$(386,024)	$47,889
Weighted average shares outstanding for basic EPS	93,993	73,964	93,913	74,873
Add dilutive securities	—	89	—	83
Weighted average shares outstanding for diluted EPS	93,993	74,053	93,913	74,956
Earnings (loss) per share
Basic	$(4.01)	$0.10	$(4.11)	$0.64
Diluted	$(4.01)	$0.10	$(4.11)	$0.64

For the three and six months ended December 31, 2014, 8,542,361 and 8,543,120 common stock equivalents, respectively, were excluded from the diluted average shares due to an anti-dilutive effect. For the three and six months ended December 31, 2013, 8,246,990 and 8,248,849 common stock equivalents, respectively, were excluded from the diluted average shares due to an anti-dilutive effect.

Note 17 — Commitments and Contingencies

Litigation.  We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our consolidated financial position, results of operations or cash flows.

Litigation Related to Merger

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

Plaintiffs alleged a variety of causes of action challenging the Agreement and Plan of Merger between Energy XXI, OpCo, Merger Sub, and EPL (the “merger agreement”), which provided for the acquisition of EPL by Energy XXI. Plaintiffs alleged that (a) EPL’s directors allegedly breached fiduciary duties in connection with the merger and (b) Energy XXI, OpCo, Merger Sub, and EPL allegedly aided and abetted in these alleged breaches of fiduciary duties. Plaintiffs sought to have the merger agreement rescinded and also sought damages and attorneys’ fees.

On January 16, 2015, plaintiffs filed a voluntary notice of dismissal. On January 20, 2015, the Court of Chancery of the State of Delaware entered an order dismissing the lawsuit in its entirety without prejudice.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

For cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities and notes payable, the carrying amounts approximate fair value due to the short-term nature or maturity of the instruments. For the 9.25% Senior Notes, 8.25% Senior Notes, 7.75% Senior Notes, 7.5% Senior Notes, 6.875% Senior Notes and 3.0% Senior Convertible Notes, the fair value is estimated based on quoted prices in a market that is not an active market, which are Level 2 inputs within the fair value hierarchy. The carrying value of the Revolving Credit Facility approximates its fair value because the interest rate is variable and reflective of market rates, which are Level 2 inputs within the fair value hierarchy.

Our commodity derivative instruments consist of financially settled crude oil and natural gas puts, swaps, put spreads, zero-cost collars and three way collars. We estimate the fair values of these instruments based on published forward commodity price curves, market volatility and contract terms as of the date of the estimate. The discount rate used in the discounted cash flow projections is based on published LIBOR rates. The fair values of commodity derivative instruments in an asset position include a measure of counterparty nonperformance risk, and the fair values of commodity derivative instruments in a liability position include a measure of our own nonperformance risk, each based on the current published issuer-weighted corporate default rates. See Note 10 — Derivative Financial Instruments.

The fair values of our stock based units are based on the period-end stock price for our Restricted Stock Units and Time-Based Performance Units and the results of the Monte Carlo simulation model are used for our TSR Performance-Based Units. The Monte Carlo simulation model uses inputs relating to stock price, unit value expected volatility and expected rate of return. A change in any input can have a significant effect on the valuation of the TSR Performance-Based Units.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18 — Fair Value of Financial Instruments  – (continued)

During the six months ended December 31, 2014, we did not have any transfers from or to Level 3. The following table sets forth our Level 1 and Level 2 financial assets and liabilities that are accounted for at fair value on a recurring basis (in thousands):

	Level 1		Level 2
	As of December 31, 2014	As of June 30, 2014	As of December 31, 2014	As of June 30, 2014
Assets:
Oil and natural gas derivatives	$—	$—	$297,842	$26,975
Liabilities:
Oil and natural gas derivatives	$—	$—	$139,439	$58,778
Restricted stock units	1,355	9,425	—	—
Time-based performance units	986	3,698	—	—
Total liabilities	$2,341	$13,123	$139,439	$58,778

The following table sets forth the carrying values and estimated fair values of our long-term indebtedness which are classified as Level 2 financial instruments (in thousands):

	December 31, 2014		June 30, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit facility	$941,309	$941,309	$689,000	$689,000
8.25% Senior Notes due 2018	545,462	416,290	550,566	545,700
6.875% Senior Notes due 2024	650,000	359,130	650,000	663,000
3.0% Senior Convertible Notes due 2018	348,547	112,000	342,986	396,780
7.5% Senior Notes due 2021	500,000	276,450	500,000	541,250
7.75% Senior Notes due 2019	250,000	152,750	250,000	269,480
9.25% Senior Notes due 2017	750,000	502,500	750,000	806,630
	$3,985,318	$2,760,429	$3,732,552	$3,911,840

The following table describes the changes in our Level 3 financial instruments (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Liabilities:
Performance-based performance units
Balance at beginning of period	$841	$6,778	$6,910	$6,778
Vested	—	(7,188)	—	(7,188)
Grants charged to general and administrative expense	(732)	(559)	(6,801)	10,487
Balance at end of period	$109	$(969)	$109	$10,077

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 19 — Prepayments and Accrued Liabilities

Prepayments and accrued liabilities consist of the following (in thousands):

	December 31, 2014	June 30, 2014
Prepaid expenses and other current assets
Advances to joint interest partners	$8,477	$10,336
Insurance	16,993	37,088
Inventory	7,030	7,020
Royalty deposit	10,263	12,262
Other	7,415	5,824
Total prepaid expenses and other current assets	$50,178	$72,530
Accrued liabilities
Advances from joint interest partners	2,961	2,667
Employee benefits and payroll	18,690	43,480
Interest payable	36,764	26,490
Accrued hedge payable	—	7,874
Undistributed oil and gas proceeds	23,988	34,473
Severance taxes payable	1,510	8,014
Other	7,752	10,528
Total accrued liabilities	$91,665	$133,526

Note 20 — Supplemental Guarantor Information

Our indirect, 100% wholly owned subsidiary, EGC, issued $650 million of its 6.875% Senior Notes due 2024 on May 27, 2014, $500 million of its 7.5% Senior Notes due 2021 on September 26, 2013, $750 million of its 9.25% Senior Notes due 2017 on December 17, 2010 and $250 million of its 7.75% Senior Notes due 2019 on February 25, 2011. These notes are jointly, severally, fully and unconditionally guaranteed by the Bermuda parent company and each of EGC’s existing and future material domestic subsidiaries other than EPL and its subsidiaries, except that a guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the above senior note indentures. These customary circumstances include: when a guarantor is declared “unrestricted” for covenant purposes, when the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied, when the guarantor is sold or sells all of its assets or the guarantor no longer guarantees any obligations under EGC’s Revolving Credit Facility. When securities that are guaranteed are issued in a registered offering, Rule 3-10 of Regulation S-X of the SEC requires the issuer and guarantors to file separate financial statements. We meet the conditions in Rule 3-10 to report information about the assets, results of operations and comprehensive income (loss) and cash flows of the parent, subsidiary issuer and subsidiary guarantors using an alternative approach, which is to include in a footnote to our financial statements, condensed consolidating financial information for the same periods as those presented in our financial statements.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 20 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)

	December 31, 2014
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
ASSETS
Current Assets
Cash and cash equivalents	$102,034	$—	$—	$1,491	$(2,241)	$101,284
Accounts receivable
Oil and natural gas sales	—	—	76,150	33,211	(6,479)	102,882
Joint interest billings	—	1,940	—	17,194	(36)	19,098
Other	—	19,649	—	11,459	(380)	30,728
Prepaid expenses and other current assets	701	22,446	213	26,818	—	50,178
Deferred income taxes	—	—	—	11,235	—	11,235
Derivative financial instruments	—	148,022	—	2,004	—	150,026
Total Current Assets	102,735	192,057	76,363	103,412	(9,136)	465,431
Property and Equipment
Oil and natural gas properties, net	—	—	3,370,167	3,107,657	164,741	6,642,565
Other property and equipment, net	—	—	—	23,833	—	23,833
Total Property and Equipment, net	—	—	3,370,167	3,131,490	164,741	6,666,398
Other Assets
Derivative financial instruments	—	8,377	—	—	—	8,377
Equity investments	1,502,798	2,641,307	—	5,561,183	(9,677,603)	27,685
Intercompany receivables	112,374	1,810,092	—	—	(1,922,466)	—
Restricted cash	—	—	—	6,024	—	6,024
Other assets and debt issuance costs, net	177,585	40,036	1	3,506	(171,000)	50,128
Total Other Assets	1,792,757	4,499,812	1	5,570,713	(11,771,069)	92,214
Total Assets	$1,895,492	$4,691,869	$3,446,531	$8,805,615	$(11,615,464)	$7,224,043
LIABILITIES
Current Liabilities
Accounts payable	$—	$44,753	$144,630	$132,514	$(9,329)	$312,568
Accrued liabilities	1,702	23,157	17,843	121,277	(72,314)	91,665
Notes payable	—	12,175	—	—	—	12,175
Deferred income taxes	—	—	—	—	—	—
Asset retirement obligations	—	—	39,742	39,831	—	79,573
Current maturities of long-term debt	—	20,752	—	—	950	21,702
Total Current Liabilities	1,702	100,837	202,215	293,622	(80,693)	517,683
Long-term debt, less current maturities	348,547	2,551,309	—	1,262,016	(171,950)	3,989,922
Deferred income taxes	21,693	219,351	—	472,692	—	713,736
Asset retirement obligations	—	50	252,156	218,317	—	470,523
Intercompany payables	—	—	1,756,216	93,937	(1,850,153)	—
Other liabilities	—	—	—	8,629	—	8,629
Total Liabilities	371,942	2,871,547	2,210,587	2,349,213	(2,102,796)	5,700,493
Stockholders’ Equity
Preferred stock
7.25% Convertible perpetual preferred stock	—	—	—	—	—	—
5.625% Convertible perpetual preferred stock	1	—	—	—	—	1
Common stock	471	1	—	12	(13)	471
Additional paid-in capital	1,842,152	2,072,556	273,130	7,098,198	(9,443,884)	1,842,152
Accumulated earnings (deficit)	(428,200)	(361,129)	962,814	(756,907)	155,222	(428,200)
Accumulated other comprehensive (loss) income	109,126	108,894	—	115,099	(223,993)	109,126
Total Stockholders’ Equity	1,523,550	1,820,322	1,235,944	6,456,402	(9,512,668)	1,523,550
Total Liabilities and Stockholders’ Equity	$1,895,492	$4,691,869	$3,446,531	$8,805,615	$(11,615,464)	$7,224,043

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 20 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2014
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
ASSETS
Current Assets
Cash and cash equivalents	$135,703	$3,723	$—	$6,380	$—	$145,806
Accounts receivable
Oil and natural gas sales	—	—	127,773	50,990	(11,688)	167,075
Joint interest billings	—	1,833	—	11,065	—	12,898
Other	10	3,452	517	1,460	(1)	5,438
Prepaid expenses and other current assets	230	27,705	350	44,245	—	72,530
Deferred income taxes	—	27,424	—	25,163	—	52,587
Derivative financial instruments	—	1,425	—	—	—	1,425
Total Current Assets	135,943	65,562	128,640	139,303	(11,689)	457,759
Property and Equipment
Oil and natural gas properties, net	—	—	3,324,923	3,197,765	1,914	6,524,602
Other property and equipment, net	—	—	—	19,760	—	19,760
Total Property and Equipment, net	—	—	3,324,923	3,217,525	1,914	6,544,362
Other Assets
Goodwill	—	—	—	329,293	—	329,293
Derivative financial instruments	—	3,035	—	—	—	3,035
Equity investments	1,744,908	2,969,070	—	2,110,608	(6,783,943)	40,643
Intercompany receivables	102,489	1,627,931	—	60,562	(1,790,982)	—
Restricted cash	—	—	325	6,025	—	6,350
Other assets and debt issuance costs, net	178,299	42,155	—	7,940	(171,000)	57,394
Total Other Assets	2,025,696	4,642,191	325	2,514,428	(8,745,925)	436,715
Total Assets	$2,161,639	$4,707,753	$3,453,888	$5,871,256	$(8,755,700)	$7,438,836
LIABILITIES
Current Liabilities
Accounts payable	$—	$64,533	$150,909	$214,215	$(11,881)	$417,776
Accrued liabilities	1,640	12,501	28,750	154,587	(63,952)	133,526
Notes payable	—	21,967	—	—	—	21,967
Deferred income taxes	19,185	—	—	—	(19,185)	—
Asset retirement obligations	—	—	39,819	39,830	—	79,649
Derivative financial instruments	—	5,517	—	26,440	—	31,957
Current maturities of long-term debt	—	14,093	—	927	—	15,020
Total Current Liabilities	20,825	118,611	219,478	435,999	(95,018)	699,895
Long-term debt, less current maturities	342,986	2,305,906	—	1,266,732	(171,000)	3,744,624
Deferred income taxes	—	211,055	—	470,798	19,185	701,038
Asset retirement obligations	—	49	247,272	232,864	—	480,185
Derivative financial instruments	—	2,166	—	2,140	—	4,306
Intercompany payables	—	—	1,736,240	—	(1,736,240)	—
Other liabilities	—	—	—	10,958	—	10,958
Total Liabilities	363,811	2,637,787	2,202,990	2,419,491	(1,983,073)	5,641,006
Stockholders’ Equity
Preferred stock
7.25% Convertible perpetual preferred stock	—	—	—	—	—	—
5.625% Convertible perpetual preferred stock	1	—	—	—	—	1
Common stock	468	1		10	(11)	468
Additional paid-in capital	1,837,462	2,092,439	273,129	3,580,005	(5,945,573)	1,837,462
Accumulated earnings (deficit)	(19,628)	(2,040)	977,769	(101,522)	(874,205)	(19,626)
Accumulated other comprehensive (loss) income	(20,475)	(20,434)		(26,728)	47,162	(20,475)
Total Stockholders’ Equity	1,797,828	2,069,966	1,250,898	3,451,765	(6,772,627)	1,797,830
Total Liabilities and Stockholders’ Equity	$2,161,639	$4,707,753	$3,453,888	$5,871,256	$(8,755,700)	$7,438,836

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 20 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended December 31, 2014
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenues
Crude oil sales	$—	$22,552	$158,883	$143,220	$—	$324,655
Natural gas sales	—	457	19,253	13,390	—	33,100
Total Revenues	—	23,009	178,136	156,610	—	357,755
Costs and Expenses
Lease operating	—	86	62,828	56,452	—	119,366
Production taxes	—	2	957	1,304	—	2,263
Gathering and transportation	—	—	4,771	—	—	4,771
Depreciation, depletion and amortization	—	—	100,639	89,361	(12,667)	177,333
Accretion of asset retirement obligations	—	—	6,700	6,098	—	12,798
Goodwill impairment	—	—	—	475,155	(145,862)	329,293
General and administrative expense	2,348	1,939	25,655	(2,197)	—	27,745
Loss (gain) on derivative financial instruments	—	(912)	—	26	—	(886)
Total Costs and Expenses	2,348	1,115	201,550	626,199	(158,529)	672,683
Operating Income (Loss)	(2,348)	21,894	(23,414)	(469,589)	158,529	(314,928)
Other Income (Expense)
Income from equity method investees	(368,959)	(354,522)	—	(362,046)	1,083,908	(1,619)
Other income (expense) – net	5,144	485	—	3,611	(8,249)	991
Interest expense	(6,188)	(48,273)	(1,419)	(29,324)	18,303	(66,901)
Total Other Expense	(370,003)	(402,310)	(1,419)	(387,759)	1,093,962	(67,529)
Income (Loss) Before Income Taxes	(372,351)	(380,416)	(24,833)	(857,348)	1,252,491	(382,457)
Income Tax Expense (Benefit)	1,528	(19,989)	—	9,883	—	(8,578)
Net Income (Loss)	(373,879)	(360,427)	(24,833)	(867,231)	1,252,491	(373,879)
Preferred Stock Dividends	2,870	—	—	—	—	2,870
Net Income (Loss) Available for Common Stockholders	$(376,749)	$(360,427)	(24,833)	$(867,231)	$1,252,491	$(376,749)
Comprehensive Income (Loss)	—	—	—	—	—
Net Income (Loss)	$(373,879)	$(360,427)	(24,833)	$(867,231)	$1,252,491	$(373,879)
Other Comprehensive Income (Loss), net	93,848	92,635	—	1,213	(93,848)	93,848
Comprehensive Income (Loss)	$(280,031)	$(267,792)	$(24,833)	$(866,018)	$1,158,643	$(280,031)

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 20 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended December 31, 2013
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenues
Crude oil sales	$—	$(1,397)	$263,627	$—	$—	$262,230
Natural gas sales	—	3,448	31,138	—	—	34,586
Total Revenues	—	2,051	294,765	—	—	296,816
Costs and Expenses
Lease operating	—	(613)	94,402	—	—	93,789
Production taxes	—	12	1,177	—	—	1,189
Gathering and transportation	—	—	5,978	—	—	5,978
Depreciation, depletion and amortization	—	—	102,512	1,001	—	103,513
Accretion of asset retirement obligations	—	—	7,425	—	—	7,425
General and administrative expense	1,264	522	14,641	1,271	—	17,698
Loss (gain) on derivative financial instruments	—	5,722	—	—	—	5,722
Total Costs and Expenses	1,264	5,643	226,135	2,272	—	235,314
Operating Income (Loss)	(1,264)	(3,592)	68,630	(2,272)	—	61,502
Other Income (Expense)
Income from equity method investees	11,083	55,491	—	(52,340)	(16,855)	(2,621)
Other income (expense) – net	5,110	487	—	72,587	(77,271)	913
Interest expense	(2,729)	(34,321)	(1,516)	(18,418)	18,343	(38,641)
Total Other Income (Expense)	13,464	21,657	(1,516)	1,829	(75,783)	(40,349)
Income (Loss) Before Income Taxes	12,200	18,065	67,114	(443)	(75,783)	21,153
Income Tax Expense (Benefit)	1,705	2,666	—	6,287	—	10,658
Net Income (Loss)	10,495	15,399	67,114	(6,730)	(75,783)	10,495
Preferred Stock Dividends	2,872	—	—	—	—	2,872
Net Income (Loss) Available for Common Stockholders	$7,623	$15,399	$67,114	$(6,730)	$(75,783)	$7,623
Comprehensive Income (Loss)
Net Income (Loss)	$10,495	$15,399	$67,114	$(6,730)	$(75,783)	$10,495
Other Comprehensive Income (Loss), net	(11,300)	(10,450)	—	(850)	11,300	(11,300)
Comprehensive Income (Loss)	$(805)	$4,949	$67,114	$(7,580)	$(64,483)	$(805)

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 20 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Six Months Ended December 31, 2014
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenues
Crude oil sales	$—	$18,885	$370,723	$303,548	$—	$693,156
Natural gas sales	—	800	39,860	27,170	—	67,830
Total Revenues	—	19,685	410,583	330,718	—	760,986
Costs and Expenses
Lease operating	—	—	148,574	113,377	—	261,951
Production taxes	—	16	2,078	3,262	—	5,356
Gathering and transportation	—	—	13,959	—	—	13,959
Depreciation, depletion and amortization	—	—	193,829	163,844	(19,074)	338,599
Accretion of asset retirement obligations	—	—	13,338	12,279	—	25,617
Goodwill impairment	—	—	—	475,155	(145,862)	329,293
General and administrative expense	3,495	3,710	30,265	16,699	—	54,169
Loss (gain) on derivative financial instruments	—	(4,225)	—	56	—	(4,169)
Total Costs and Expenses	3,495	(499)	402,043	784,672	(164,936)	1,024,775
Operating Income (Loss)	(3,495)	20,184	8,540	(453,954)	164,936	(263,789)
Other Income (Expense)
Income from equity method investees	(371,713)	(307,735)	—	(359,081)	1,037,791	(738)
Other income (expense) – net	10,316	969	—	8,960	(18,303)	1,942
Interest expense	(12,321)	(95,926)	(2,914)	(40,306)	18,303	(133,164)
Total Other Expense	(373,718)	(402,692)	(2,914)	(390,427)	1,037,791	(131,960)
Income (Loss) Before Income Taxes	(377,213)	(382,508)	5,626	(844,381)	1,202,727	(395,74)
Income Tax Expense (Benefit)	3,069	(24,166)	—	5,630	—	(15,467)
Net Income (Loss)	(380,282)	(358,343)	5,626	(850,011)	1,202,727	(380,282)
Preferred Stock Dividends	5,742					5,742
Net Income (Loss) Available for Common Stockholders	$(386,024)	$(358,342)	$5,626	$(850,011)	$1,202,727	$(386,024)
Comprehensive Income (Loss)
Net Income (Loss)	$(380,282)	$(358,343)	$5,626	$(850,011)	$1,202,727	$(380,282)
Other Comprehensive Income (Loss), net	129,601	114,969	—	14,632	(129,601)	129,601
Comprehensive Income (Loss)	$(250,681)	$(243,373)	$5,626	$(835,379)	$1,073,126	$(250,681)

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 20 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Six Months Ended December 31, 2013
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenues
Crude oil sales	$—	$(3,134)	$554,593	$—	$—	$551,459
Natural gas sales	—	6,227	63,722	—	—	69,949
Total Revenues	—	3,093	618,315	—	—	621,408
Costs and Expenses
Lease operating	—	(856)	180,408	—	—	179,552
Production taxes	—	27	2,560	—	—	2,587
Gathering and transportation	—	—	11,323	—	—	11,323
Depreciation, depletion and amortization	—	—	201,973	1,756	—	203,729
Accretion of asset retirement obligations	—	—	14,751	—	—	14,751
General and administrative expense	2,888	317	36,175	1,990	—	41,370
Loss (gain) on derivative financial instruments	—	7,163	—	—	—	7,163
Total Costs and Expenses	2,888	6,651	447,190	3,746	—	460,475
Operating Income (Loss)	(2,888)	(3,558)	171,125	(3,746)	—	160,933
Other Income (Expense)
Income from equity method investees	52,541	164,029	—	(6,419)	(214,565)	(4,414)
Other income (expense) – net	9,833	970	—	77,075	(86,443)	1,435
Interest expense	(2,730)	(62,409)	(3,032)	(18,498)	18,343	(68,326)
Total Other Income (Expense)	59,644	102,590	(3,032)	52,158	(282,665)	(71,305)
Income (Loss) Before Income Taxes	56,756	99,032	168,093	48,412	(282,665)	89,628
Income Tax Expense (Benefit)	3,122	35,920	—	(3,048)	—	35,994
Net Income (Loss)	53,634	63,112	168,093	51,460	(282,665)	53,634
Preferred Stock Dividends	5,745	—	—	—	—	5,745
Net Income (Loss) Available for Common Stockholders	$47,889	$63,112	$168,093	$51,460	$(282,665)	$47,889
Comprehensive Income (Loss)
Net Income (Loss)	$53,634	$63,112	$168,093	$51,460	$(282,665)	$53,634
Other Comprehensive Income (Loss), net	(31,008)	(28,585)	—	(2,423)	31,008	(31,008)
Comprehensive Income (Loss)	$22,626	$34,527	$168,093	$49,037	$(251,657)	$22,626

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 20 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended December 31, 2014
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
Cash Flows From Operating Activities
Net income (loss)	$(380,282)	$(358,342)	$5,626	$(850,011)	$1,202,727	$(380,282)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	—	193,829	163,844	(190,074)	338,599
Goodwill impairment	—	—	—	475,155	(145,862)	329,293
Deferred income tax expense	2,508	(24,165)	—	5,630	—	(16,027)
Change in derivative financial instruments
Proceeds from sale of derivative instruments	—	24,677	—	4,559	—	29,236
Other – net	—	(4,251)	—	(1,198)	—	(5,449)
Accretion of asset retirement obligations	—	—	13,338	12,279	—	25,617
Loss from equity method investees	371,713	307,735	—	359,081	(1,037,791)	738
Amortization and write-off of debt issuance costs and other	6,274	4,421	—	(5,080)	—	5,615
Stock-based compensation	2,632	—	—	—	—	2,632
Changes in operating assets and liabilities						—
Accounts receivable	10	(20,454)	52,556	1,707	—	33,819
Prepaid expenses and other current assets	(470)	5,259	137	17,557	—	22,483
Settlement of asset retirement obligations	—	—	(53,960)	—	—	(53,960)
Accounts payable and accrued liabilities	(9,821)	(188,612)	(18,207)	(105,125)	150,759	(171,006)
Net Cash Provided by (Used in) Operating Activities	(7,436)	(253,732)	193,319	78,398	150,759	161,308
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	—	—	(287)	—	—	(287)
Capital expenditures	—	—	(200,304)	(248,810)	—	(449,114)
Change in equity method investments	—	—	—	12,642	—	12,642
Intercompany investment	—	—	—	153,000	(153,000)	—
Transfers from restricted cash	—	—	325	—	—	325
Proceeds from the sale of properties	—	—	6,947	—	—	6,947
Other	—	—	—	95	—	95
Net Cash (Used in) Investing Activities	—	—	(193,319)	(83,073)	(153,000)	(429,392)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	2,059	—	—	—	—	2,059
Dividends to shareholders – common	(22,548)	—	—	—	—	(22,548)
Dividends to shareholders – preferred	(5,744)	—	—	—	—	(5,744)
Proceeds from long-term debt	—	1,011,948	—	—	—	1,011,948
Payments on long-term debt	—	(759,637)	—	(214)	—	(759,851)
Debt issuance costs	—	(2,302)	—	—	—	(2,302)
Other	—	—	—	—	—	—
Net Cash Provided by (Used in) Financing Activities	(26,233)	250,009	—	(214)	—	223,562
Net Decrease in Cash and Cash Equivalents	(33,669)	(3,723)	—	(4,889)	(2,241)	(44,522)
Cash and Cash Equivalents, beginning of period	135,703	3,723	—	6,380	—	145,806
Cash and Cash Equivalents, end of period	$102,034	$—	$—	$1,491	$(2,241)	$101,284

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 20 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended December 31, 2013
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
Cash Flows From Operating Activities
Net income (loss)	$53,634	$63,112	$168,093	$51,460	$(282,665)	$53,634
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	—	201,973	1,756	—	203,729
Deferred income tax expense	—	35,920	—	(3,048)	—	32,872
Change in derivative financial instruments
Other – net	—	(364)	—	—	—	(364)
Accretion of asset retirement obligations	—	—	14,751	—	—	14,751
Loss from equity method investees	(52,541)	(164,029)	—	6,419	214,565	4,414
Amortization and write-off of debt issuance costs and other	1,463	3,071	—	21	—	4,555
Stock-based compensation	3,971	—	—	—	—	3,971
Changes in operating assets and liabilities
Accounts receivable	—	11,294	6,735	(1,030)	—	16,999
Prepaid expenses and other current assets	(364)	6,561	(95)	117	—	6,219
Settlement of asset retirement obligations	—	—	(34,038)	—	—	(34,038)
Accounts payable and accrued liabilities	(20,158)	(267,354)	60,740	112,159	69,571	(45,042)
Net Cash Provided by (Used in) Operating Activities	(13,995)	(311,789)	418,159	167,854	1,471	261,700
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	—	—	(12,564)	—	—	(12,564)
Capital expenditures	—	19,618	(406,597)	(1,248)	—	(388,227)
Change in equity method investments	—	—	—	(11,694)	—	(11,694)
Transfers to restricted cash	—	—	(746)	—	—	(746)
Proceeds from the sale of properties	—	—	1,748	—	—	1,748
Other	—	—	—	(72)	—	(72)
Net Cash Used in (Provided by) Investing Activities	—	19,618	(418,159)	(13,014)	—	(411,555)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	3,405	—	—	—	—	3,405
Discount on convertible debt allocated to additional paid-in capital	63,432	—	—	—	—	63,432
Repurchase of company common stock	—	—	—	(153,491)	—	(153,491)
Dividends to shareholders – common	(17,798)	—	—	—	—	(17,798)
Dividends to shareholders – preferred	(5,745)	—	—	—	—	(5,745)
Proceeds from long-term debt	336,568	1,428,117	—	—	—	1,764,685
Payments on long-term debt	—	(1,127,673)	—	(206)	—	(1,127,879)
Debt issuance costs	(9,166)	(9,757)	—	—	—	(18,923)
Other	—	—	—	(3)	—	(3)
Net Cash Provided by (Used in) Financing Activities	370,696	290,687	—	(153,700)	—	507,683
Net Increase (Decrease) in Cash and Cash Equivalents	356,701	(1,484)	—	1,140	1,471	357,828
Cash and Cash Equivalents, beginning of period	1,334	—	—	137	(1,471)	—
Cash and Cash Equivalents, end of period	$358,035	$(1,484)	$—	$1,277	$—	$357,828

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 21 — Subsequent Events

On January 27, 2015 the Board of Directors declared a dividend of $.01 per common share payable on March 13, 2015 to holders of record on February 27, 2015.

During January 2015, we monetized our existing calendar 2015 ICE Brent three-way collars and Argus-LLS put spreads for total net proceeds of approximately $73.1 million;, further, we repositioned our calendar 2015 hedging portfolio by entering into Argus-LLS three-way collars, and we entered into NYMEX WTI collars to hedge a portion of our calendar 2016 production at the current commodity prices.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Energy XXI Ltd and its wholly owned subsidiaries (“Energy XXI”, “us”, “we”, “our”, or “the Company”) is an independent oil and natural gas exploration and production company. We were originally formed and incorporated in July 2005 as an exempted company under the laws of Bermuda to serve as a vehicle for the acquisition of oil and gas reserves and related assets. In October 2005, we completed a $300 million initial public offering of our common stock and warrants on the Alternative Investment Market of the London Stock Exchange (“AIM”). On August 1, 2007, our common stock was admitted for trading on The NASDAQ Capital Market and on August 12, 2011, our common stock was admitted for trading on the Nasdaq Global Select Market (“NASDAQ”).

At the Annual General Meeting of our Shareholders held on November 4, 2014, our Shareholders approved changing the name of the Company from Energy XXI (Bermuda) Limited to Energy XXI Ltd and authorized our Board of Directors, at its discretion, to effect a cancellation of the admission of our common shares, par value $0.005 per share to AIM. We successfully delisted from AIM on December 15, 2014.

With our principal operating subsidiary headquartered in Houston, Texas, we are engaged in the acquisition, development, operation and exploration of oil and natural gas properties onshore in Louisiana and Texas and in the Gulf of Mexico Shelf (“GoM Shelf”). We intend to strengthen our position as the largest publicly traded independent operator on the GoM Shelf in a safe environment with a focus on delivering value for our shareholders.

We are focused on development drilling on our existing core properties to enhance production and ultimate recovery of reserves, supplemented by strategic acquisitions from time to time. Our acquisition strategy is to target mature, oil-producing properties on the GoM Shelf and the U.S. Gulf Coast that have not been thoroughly exploited by prior operators. We believe these activities will provide us with an inventory of low-risk recompletion and extension opportunities in our geographic area of expertise.

Our acquisitions since our inception in 2005 have been primarily oil-focused and have provided us access to 767,445 net acres, ownership in 258 blocks, existing infrastructure to facilitate our growth and 16,036 square miles of 3D seismic data. The acquisition of EPL Oil & Gas, Inc. (“EPL”) on June 3, 2014 (the “EPL Acquisition”) significantly increased our scope of operation. The EPL assets are located on the GoM Shelf, which we expect to integrate well with our existing portfolio on the GoM Shelf.

We exploit our properties through production optimization, technology application, infill drilling, and extensive field studies of the primary reservoirs to maximize production and identify oil weighed opportunities that enable us to maintain a large inventory of exploitation opportunities while continuing to drill in these prolific large oil reservoirs.

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

We are actively engaged in a hedging program designed to manage our commodity price risk and enhance cash flow certainty and predictability, as described in greater detail further below in “— Outlook”, in “Item 3. Quantitative and Qualitative Disclosures about Market Risk,” and in Note 10 — Derivative Financial Instruments of Notes to Consolidated Financial Statements in this Quarterly Report.

Outlook

Consistent with our business strategy, we intend to invest the capital necessary to maintain our production at existing levels over the long-term, provided that it is economical to do so based on the commodity price environment. Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. Oil prices declined severely during the second quarter of our 2015 fiscal year, with continued lower prices in the third fiscal quarter of 2015. The posted price per barrel for West

Texas intermediate light sweet crude oil, or WTI, for the period from January 1, 2014 to December 31, 2014 ranged from a high of $107.26 to a low of $53.27 in the last calendar quarter of the year, a decrease of 50.3%, and the NYMEX natural gas price per MMBtu for the period January 1, 2014 to December 31, 2014 ranged from a high of $6.15 to a low of $2.89, a decrease of 53%. As of January 30, 2015, the spot market price for WTI declined further to $48.24. During January 2015, we monetized our existing calendar 2015 ICE Brent three-way collars and Argus-LLS put spreads for total net proceeds of approximately $73.1 million; further, we repositioned our calendar 2015 hedging portfolio by putting on Argus-LLS three-way collars, and we entered into NYMEX WTI collars to hedge a portion of our calendar 2016 production at the current commodity prices, which will provide us price protection against further decline in oil prices. Subsequent to these transactions, we have substantial price protection on approximately 72% of our estimated crude oil production volumes through December 2015 and price protection on approximately 39% of our estimated crude oil production volumes in calendar 2016 under our hedging portfolio, which includes financially settled puts, put spreads, zero-cost collars and three-way collars. See Note 10 — Derivative Financial Instruments of Notes to Consolidated Financial Statements in this Quarterly Report for a detailed discussion of our hedging program.

The recent declines in oil prices have adversely affected our financial position and results of operations and sustained periods of low prices for oil and natural gas are likely to materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital. If the current downward trend in oil prices continues, there is a reasonable likelihood that we could incur impairment to our full cost pool in calendar 2015 based on the average oil and natural gas price calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the previous 12-month period under the SEC pricing methodology. The decline in commodity prices, if sustained, may result in a reduction of our borrowing base under our Revolving Credit Facility, which would adversely affect our working capital available to fund our capital spending program as well as potentially require us to repay certain of our outstanding indebtedness. The next borrowing base redetermination is expected during the quarter ended June 30, 2015, although an earlier redetermination is possible under our Revolving Credit Facility. In addition, a continued low commodity price environment and the negative impact to our cash flow from operations, when combined with our significant indebtedness, will impair our ability to comply in future quarters with our debt instruments unless we are able to improve our liquidity position or take other mitigating actions.

In connection with and following the EPL Acquisition, we have taken several actions to reduce our capital needs, improve our liquidity position and allow us to focus on our core business and the integration of EPL, including:

•	reduced our expected fiscal 2015 capital expenditure budget to approximately $680 million from our initial 2015 capital budget of $875 million, primarily comprised of reductions in exploration, development and facilities spending;
•	canceled our plans to expand overseas in Malaysia and terminated our joint venture with Ping Petroleum Limited;
•	suspended the stock repurchase program;
•	sold certain non-operated interests in the Eugene Island 330 and South Marsh Island 128 fields;
•	reduced the quarterly dividend on our common stock to $0.01 per common share; and
•	monetized certain of our hedging contracts and repositioned our current hedging portfolio.

We intend to continue to focus on integrating operations to realize consolidation benefits and maximize returns on existing assets by deploying capital resources on lower risk development drilling in the fields where we have previously enjoyed success, and reducing capital commitments on exploration and other activities that do not provide incremental production, while we seek to improve cash flow and pay down debt. To further accelerate the reduction in leverage, we are pursuing potential arrangements with third parties to monetize certain midstream assets or sell certain non-core oil and gas properties to enable us to further reduce the amount of required capital commitments. We are also evaluating various alternatives with respect to our

Revolving Credit Facility and other indebtedness. There can be no assurance any of these discussions or transactions will prove successful. Absent success in these pursuits, a resultant breach of the covenants under our Revolving Credit Facility would cause a default under such facility, potentially resulting in acceleration of all amounts outstanding under our Revolving Credit Facility. Certain payment defaults or an acceleration under our Revolving Credit Facility could cause a cross-default or cross-acceleration of all of our other outstanding indebtedness. Such a cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we may not have sufficient liquidity to repay all of our outstanding indebtedness.

Operational Highlights

Ultra-Deep and Salt Play Activity

Our partnership with the operator Freeport McMoRan Oil & Gas, LLC (formerly McMoRan Exploration Company and now acquired by Freeport-McMoRan, Inc.) retains a leading acreage position in the emerging Inboard Lower Tertiary and Cretaceous gas trend, located in the GoM Shelf and onshore South Louisiana. We have participated in eight projects to date, both offshore and onshore, with our participations ranging from approximately 9% to 20%. This emerging exploration trend focuses on the subsalt Lower Wilcox and Cretaceous sections. The operator announced on December 24, 2014, that the Highlander well completed a successful production test. The production test, which was performed in the Cretaceous/Tuscaloosa section, indicated a flow rate of approximately 43.5 million cubic feet of natural gas per day (MMCf/d), on a  22/64th choke with flowing tubing pressure of 11,880 pounds per square inch. The operator and its partners expect to begin production in the quarter ending March 31, 2015, utilizing the facilities in the immediate area. The Davy Jones No. 2 well was determined to be non-commercial in the Tuscaloosa and Wilcox Sands area and is being temporarily plugged and abandoned.

On February 1, 2013, we entered into an Exploration Agreement (the “Exploration Agreement”) with Apache Corporation (“Apache”) to jointly participate in exploration of oil and gas pay sands associated with salt dome structures on the central GoM Shelf. We have a 25% participation interest in the Exploration Agreement, which expires on February 1, 2018. The area of mutual interest under this Exploration Agreement includes several salt domes within a 135 block area. Our share of cost to acquire seismic data over a two-year seismic shoot phase is currently estimated to be approximately $37.5 million of which approximately $33.7 million was incurred through December 31, 2014. We expect to complete 3D wide azimuth (“WAZ”) seismic data analysis in February 2015.

Leasehold Acquisitions

On March 19, 2014, we were the high bidder in twenty-nine shallow-water blocks in the Central Gulf of Mexico Lease Sale 231, with a total investment of approximately $10.8 million. Ten blocks were bid solely by us and included acreage in Ship Shoal, South Pass, West Delta, Grand Isle, Eugene Island, Main Pass and South Timbalier. Two blocks were jointly bid with Fieldwood Energy, LLC (“Fieldwood”) and Apache in Viosca Knoll and Main Pass. Our bids were focused on areas adjacent to existing operations, which could provide near-term development opportunities. These bids were accepted by the Bureau of Ocean Energy Management (“BOEM”) in May and June 2014.

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

We have contracted with an emergency and spill response management consultant to provide management expertise, personnel and equipment, under our supervision, in the event of an incident requiring a coordinated response. Additionally, we are a member of Clean Gulf Associates (“CGA”), a not-for-profit association of producing and pipeline companies operating in the Gulf of Mexico that has capabilities to simultaneously respond to multiple spills. CGA has chartered its marine equipment to the Marine Spill Response Corporation (“MSRC”), a private, not-for-profit marine spill response organization which is funded by the Marine Preservation Association, a member-supported, not-for-profit organization created to assist the petroleum and energy-related industries by addressing problems caused by oil spills on water. In the event of a spill, MSRC mobilizes appropriate equipment to CGA members. In addition, CGA maintains a contract with Airborne Support Inc., which provides aircraft and dispersant capabilities for CGA member companies.

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

Operational Information

	Quarter Ended
Operating Highlights	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
	(In thousands, except per unit amounts)
Operating revenues
Crude oil sales	$279,163	$370,155	$294,974	$254,641	$263,626
Natural gas sales	32,345	34,561	34,508	37,562	31,138
Hedge gain (loss)	46,247	(1,485)	(5,348)	(7,020)	2,052
Total revenues	357,755	403,231	324,134	285,183	296,816
Percentage of operating revenues from crude oil
Prior to hedge gain (loss)	90%	91%	90%	87%	89%
Including hedge gain (loss)	91%	91%	89%	88%	88%
Operating expenses
Lease operating expense
Insurance expense	11,233	11,022	8,357	6,410	7,920
Workover and maintenance	13,130	29,416	14,408	17,797	19,690
Direct lease operating expense	95,003	102,147	79,806	59,417	66,179
Total lease operating expense	119,366	142,585	102,571	83,624	93,789
Production taxes	2,263	3,093	1,750	1,090	1,189
Gathering and transportation	4,771	9,188	6,509	5,700	5,978
DD&A	177,333	161,266	119,691	99,899	103,513
Goodwill impairment	329,293	—	—	—	—
General and administrative	27,745	26,424	30,824	24,208	17,698
Other – net	11,912	9,536	8,112	5,861	13,147
Total operating expenses	672,683	352,092	269,457	220,382	235,314
Operating income (loss)	$(314,928)	$51,139	54,677	64,801	61,502
Sales volumes per day
Natural gas (MMcf)	96.5	100.7	84.8	83.7	89.3
Crude oil (MBbls)	41.8	41.8	32.0	28.4	30.2
Total (MBOE)	57.9	58.6	46.1	42.3	45.1
Percent of sales volumes from crude oil	72%	71%	69%	67%	67%
Average sales price
Natural gas per Mcf	3.64	$3.73	4.47	4.98	3.79
Hedge gain (loss) per Mcf	0.09	0.02	(0.02)	(0.31)	0.42

	Quarter Ended
Operating Highlights	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
	(In thousands, except per unit amounts)
Total natural gas per Mcf	$3.73	$3.75	$4.45	$4.67	$4.21
Crude oil per Bbl	72.56	96.28	101.45	99.71	94.85
Hedge gain (loss) per Bbl	11.82	(0.43)	(1.78)	(1.83)	(0.50)
Total crude oil per Bbl	$84.38	$95.85	$99.67	$97.88	$94.35
Total hedge gain (loss) per BOE	8.68	$(0.28)	$(1.28)	$(1.83)	$0.49
Operating revenues per BOE	$67.15	$74.84	$77.28	$74.85	$71.54
Operating expenses per BOE
Lease operating expense
Insurance expense	2.11	2.05	1.99	1.68	1.91
Workover and maintenance	2.46	5.46	3.44	4.67	4.75
Direct lease operating expense	17.83	18.96	19.03	15.59	15.95
Total lease operating expense per BOE	22.40	26.47	24.46	21.94	22.61
Production taxes	0.42	0.57	0.42	0.29	0.29
Gathering and transportation	0.90	1.71	1.55	1.50	1.44
DD&A	33.29	29.93	28.54	26.22	24.95
Goodwill impairment	61.81	—	—	—	—
General and administrative	5.21	4.90	7.35	6.35	4.27
Other – net	2.23	1.77	1.93	1.54	3.17
Total operating expenses per BOE	126.26	65.35	64.25	57.84	56.73
Operating income (loss) per BOE	$(59.11)	$9.49	$13.03	$17.01	$14.81

Results of Operations

Three Months Ended December 31, 2014 Compared With the Three Months Ended December 31, 2013.

Our consolidated net loss available for common stockholders for the three months ended December 31, 2014 was $376.7 million or $4.01 diluted net loss per common share (“per share”) as compared to consolidated net income available for common stockholders of $7.6 million or $0.10 per share for the three months ended December 31, 2013. This decrease was primarily due to higher costs and expenses including impairment of goodwill, lower oil and natural gas sales prices and higher interest expense partially offset by higher crude oil and natural gas sales volumes.

Revenue Variances

	Three Months Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
	(In thousands)
Crude oil(1)	$324,655	$262,230	$62,425	23.8%
Natural gas(1)	33,100	34,586	(1,486)	(4.3)%
Total Revenues	$357,755	$296,816	$60,939	20.5%

(1)	Includes the impact of hedging activities.

Revenues

Our consolidated revenues increased $60.9 million in the second quarter of fiscal 2015 as compared to the same period in the prior fiscal year. Higher revenues were primarily due to higher crude oil sales volumes as a result of the EPL Acquisition partially offset by lower commodity sales prices. Revenue variances related to commodity prices and sales volumes are presented in the following table and described below.

Price and Volume Variances

	Three Months Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)	Revenue Increase (Decrease)
	2014	2013
					(In thousands)
Price Variance(1)
Crude oil sales prices (per Bbl)(1)	$84.38	$94.35	$(9.97)	(10.6)%	$(27,676)
Natural gas sales prices (per Mcf)(1)	3.73	4.21	(0.48)	(11.4)%	(3,983)
Total price variance					(31,659)
Volume Variance
Crude oil sales volumes (MBbls)	3,848	2,779	1,069	38.5%	90,101
Natural gas sales volumes (MMcf)	8,881	8,218	663	8.1%	2,497
BOE sales volumes (MBOE)	5,328	4,149	1,179	28.4%
Percent of BOE from crude oil	72%	67%
Total volume variance					92,598
Total price and volume variance					$60,939

(1)	Includes the impact of hedging activities.

Price Variances

Commodity prices are one of the key drivers of our earnings and net operating cash flow. Lower commodity prices decreased revenues by $31.7 million in the second quarter of fiscal 2015 as compared to the same period in the prior fiscal year. Average crude oil prices, including an $11.82 gain per barrel related to hedging activities, decreased $9.97 per barrel in the second quarter of fiscal 2015, resulting in lower revenues of $27.7 million. Average natural gas prices, including a $0.09 gain per Mcf related to hedging activities, decreased $0.48 per Mcf during the second quarter of fiscal 2015, resulting in lower revenues of $4.0 million. Commodity prices are affected by many factors that are outside of our control and we cannot accurately predict future commodity prices. Depressed commodity prices over an extended period of time could result in reduced cash from operating activities, potentially causing us to further reduce our capital expenditure program. Reductions in our capital expenditures could result in a reduction of production volumes.

Volume Variances

Sales volumes are another key driver of our earnings and net operating cash flow. Crude oil sales volumes increased 11.6 MBbls per day in the second quarter of fiscal 2015 as compared to the same period in the prior fiscal year, resulting in higher revenues of $90.1 million. Natural gas sales volumes were slightly higher in the second quarter of 2015. The increase in crude oil sales volumes in the second quarter of fiscal 2015 was primarily due to production from assets acquired in the EPL Acquisition.

Costs and Expenses and Other (Income) Expense

	Three Months Ended December 31,				Increase (Decrease) Total $
	2014		2013
	Total $	Per BOE	Total $	Per BOE
	(In thousands, except per unit amounts)
Cost and expenses
Lease operating expense
Insurance expense	$11,233	$2.11	$7,920	$1.91	$3,313
Workover and maintenance	13,130	2.46	19,690	4.75	(6,560)
Direct lease operating expense	95,003	17.83	66,179	15.95	28,824
Total lease operating expense	119,366	22.40	93,789	22.61	25,577
Production taxes	2,263	0.42	1,189	0.29	1,074
Gathering and transportation	4,771	0.90	5,978	1.44	(1,207)
DD&A	177,333	33.29	103,513	24.95	73,820
Accretion of asset retirement obligations	12,798	2.40	7,425	1.79	5,373
Goodwill impairment	329,293	61.81	—	—	329,293
General and administrative	27,745	5.21	17,698	4.27	10,047
(Gain) loss on derivative financial instruments	(886)	(0.17)	5,722	1.38	(6,608)
Total costs and expenses	$672,683	$126.26	$235,314	$56.73	$437,369
Other (income) expense
(Income) loss from equity method investees	$1,619	$0.30	$2,621	$0.63	$(1,002)
Other income-net	(991)	(0.19)	(913)	(0.22)	(78)
Interest expense	66,901	12.56	38,641	9.31	28,260
Total other (income) expense	$67,529	$12.67	$40,349	$9.72	$27,180

Costs and expenses increased $437.4 million in the second quarter of fiscal 2015 as compared to the same period in the prior fiscal year, principally due to the impairment of goodwill, higher DD&A expense, higher lease operating expense and higher general and administrative expenses and higher accretion of ARO. The increases in these expenses were principally due to the EPL Acquisition and other factors discussed further below.

As of December 31, 2014, we performed a goodwill impairment test after assessing relevant events and circumstances, primarily the decline in oil prices since September 30, 2014. In the first step of the goodwill impairment test, we determined that the estimated fair value of our reporting unit was less than its carrying amount, including goodwill, primarily due to price deterioration in forward pricing curves and an increase in our weighted average cost of capital, both factors which adversely impacted the fair value of our estimated reserves. Therefore, we performed the second step of the goodwill impairment test, which led us to conclude that there would be no remaining implied fair value attributable to goodwill. As a result, we recorded a non-cash impairment charge of $329.3 million to reduce the carrying value of goodwill to zero at December 31, 2014.

DD&A expense increased $73.8 million in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. DD&A expense increased $39.2 million as a result of higher net production. This was coupled with an increase in the DD&A per BOE rate of $8.34, which increased DD&A expense by $34.6 million. The increase in the DD&A rate in the second quarter of fiscal 2015 was due to the EPL Acquisition, the reclassification of exploratory wells in progress to evaluated properties during the quarter and a reduction in proved reserve estimates.

Accretion of asset retirement obligations increased $5.4 million in the second quarter of fiscal 2015. This increase was principally due to accretion of asset retirement obligations assumed in connection with the EPL Acquisition.

General and administrative expense increased $10.0 million in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, primarily due to executive severance costs totaling approximately $13.2 million, partially offset by a reduction in stock-based compensation primarily due to the decline in our stock price.

Interest expense increased $28.3 million in the second quarter of fiscal 2015 as compared to the same period in the prior fiscal year, principally due to the debt incurred and assumed in connection with the EPL Acquisition. On a per unit of production basis, interest expense increased 34.9%, from $9.31 per BOE to $12.56 per BOE.

Income Tax Expense

The income tax expense in the second quarter of fiscal 2015 is computed based on our estimated annual effective tax/(benefit) rate for the full fiscal year. This effective rate excludes the effect of the goodwill impairment charge recorded in the second quarter of fiscal 2015 which is treated as a discrete item for purposes of computing our interim provision (benefit) for income taxes. In light of the form of the transaction related to the acquisition of EPL on June 3, 2014, the goodwill recognized as a result of the EPL Acquisition during fiscal year 2014 did not have tax basis. Therefore, the goodwill impairment is nondeductible for federal and state income tax purposes. Income tax expense decreased $19.2 million in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. The effective income tax/(benefit) rate (excluding the discrete item from pre-tax book loss) for the second quarter of fiscal 2015 was 16.1% as compared to 50.4% for the second quarter of fiscal 2014. The decrease in the tax rate is primarily due to two elements: (i) the decrease in pre-tax net income and (ii) the decrease in common permanent difference items (such as non-deductible compensation, meals and entertainment expenses) and non-U.S. activity in our Bermuda parent that is ineligible for U.S. tax benefit. See Note 11 — Income Taxes of Notes to Consolidated Financial Statements in this Quarterly Report.

Six Months Ended December 31, 2014 Compared With the Six Months Ended December 31, 2013.

Our consolidated net loss available for common stockholders for the six months ended December 31, 2014 was $386.0 million or $4.11 diluted net loss per share as compared to consolidated net income available for common stockholders of $47.9 million or $0.64 per share for the six months ended December 31, 2013. This decrease was primarily due to higher costs and expenses including impairment of goodwill, lower oil and natural gas sales prices and higher interest expense partially offset by higher crude oil and natural gas sales volumes.

Revenue Variances

	Six Months Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
	(In thousands)
Crude oil(1)	$693,156	$551,459	$141,697	25.7%
Natural gas(1)	67,830	69,949	(2,119)	(3.0)%
Total Revenues	$760,986	$621,408	$139,578	22.5%

(1)	Includes the impact of hedging activities.

Revenues

Our consolidated revenues increased $139.6 million in the first six months of fiscal 2015 as compared to the same period in the prior fiscal year. Higher revenues were primarily due to higher crude oil sales volumes as a result of the EPL Acquisition partially offset by lower commodity sales prices. Revenue variances related to commodity prices and sales volumes are presented in the following table and described below.

Price and Volume Variances

	Six Months Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)	Revenue Increase (Decrease)
	2014	2013
					(In thousands)
Price Variance(1)
Crude oil sales prices (per Bbl)(1)	$90.11	$99.96	$(9.85)	(9.9)%	$(54,313)
Natural gas sales prices (per Mcf)(1)	3.74	4.00	(0.26)	(6.5)%	(4,519)
Total price variance					(58,832)
Volume Variance
Crude oil sales volumes (MBbls)	7,692	5,516	2,176	39.4%	196,010
Natural gas sales volumes (MMcf)	18,141	17,495	646	3.7%	2,400
BOE sales volumes (MBOE)	10,716	8,432	2,284	27.1%
Percent of BOE from crude oil	72%	65%
Total volume variance					198,410
Total price and volume variance					$139,578

(1)	Includes the impact of hedging activities.

Price Variances

Lower commodity prices decreased revenues by $58.8 million in the first six months of fiscal 2015 as compared to the same period in the prior fiscal year. Average crude oil prices, including a $5.70 gain per barrel related to hedging activities, decreased $9.85 per barrel in the first six months of fiscal 2015, resulting in lower revenues of $54.3 million. Average natural gas prices, including a $0.05 gain per Mcf related to hedging activities, decreased $0.26 per Mcf during the first six months of fiscal 2015, resulting in lower revenues of $4.5 million.

Volume Variances

Crude oil sales volumes increased 11.8 MBbls per day in the first six months of fiscal 2015, resulting in higher revenues of $196.0 million. Natural gas sales volumes were slightly higher in the six months ended December 31, 2014. The increase in crude oil sales volumes in the first six months of fiscal 2015 was primarily due to production from assets acquired in the EPL Acquisition.

Costs and Expenses and Other (Income) Expense

	Six Months Ended December 31,				Increase (Decrease) Total $
	2014		2013
	Total $	Per BOE	Total $	Per BOE
	(In thousands, except per unit amounts)
Cost and expenses
Lease operating expense
Insurance expense	$22,255	$2.08	$16,416	$1.95	$5,839
Workover and maintenance	42,546	3.97	34,276	4.06	8,270
Direct lease operating expense	197,150	18.40	128,860	15.28	68,290
Total lease operating expense	261,951	24.45	179,552	21.29	82,399

	Six Months Ended December 31,				Increase (Decrease) Total $
	2014		2013
	Total $	Per BOE	Total $	Per BOE
	(In thousands, except per unit amounts)
Production taxes	5,356	0.50	2,587	0.31	2,769
Gathering and transportation	13,959	1.30	11,323	1.34	2,636
DD&A	338,599	31.60	203,729	24.16	134,870
Accretion of asset retirement obligations	25,617	2.39	14,751	1.75	10,866
Goodwill impairment	329,293	30.73	—	—	329,293
General and administrative	54,169	5.06	41,370	4.91	12,799
(Gain) loss on derivative financial instruments	(4,169)	(0.39)	7,163	0.85	(11,332)
Total costs and expenses	$1,024,775	$95.64	$460,475	$54.61	$564,300
Other (income) expense
(Income) loss from equity method investees	$738	$0.07	$4,414	$0.52	$(3,676)
Other income-net	(1,942)	(0.18)	(1,435)	(0.17)	(507)
Interest expense	133,164	12.43	68,326	8.10	64,838
Total other (income) expense	$131,960	$12.32	$71,305	$8.45	$60,655

Costs and expenses increased $564.3 million in the first six months of fiscal 2015 as compared to the same period in the prior fiscal year, principally due to the impairment of goodwill, higher DD&A expense, higher lease operating expense, higher general and administrative expenses and higher accretion of asset retirement obligations. The increases in these expenses were principally due to the EPL Acquisition and other factors discussed further below.

As of December 31, 2014, we performed a goodwill impairment test after assessing relevant events and circumstances, primarily the decline in oil prices since September 30, 2014. In the first step of the goodwill impairment test, we determined that the fair value of our reporting unit was less than its carrying amount, including goodwill, primarily due to price deterioration in forward pricing curves and an increase in our weighted average cost of capital, both factors which adversely impacted the fair value of our estimated reserves. Therefore, we performed the second step of the goodwill impairment test, which led us to conclude that there would be no remaining implied fair value attributable to goodwill. As a result, we recorded a non-cash impairment charge of $329.3 million to reduce the carrying value of goodwill to zero at December 31, 2014.

DD&A expense increased $134.9 million in the first six months of fiscal 2015 compared to the first six months of fiscal 2014. DD&A expense increased $72.2 million as a result of higher net production. This was coupled with an increase in the DD&A per BOE rate of $7.44, which increased DD&A expense by $62.7 million. The increase in the DD&A rate in the first six months of fiscal 2015 was due to the EPL Acquisition, the reclassification of exploratory wells in progress to evaluated properties during the quarter ended December 31, 2014 and a reduction in proved reserve estimates.

Accretion of asset retirement obligations increased $10.9 million in the first six months of fiscal 2015. This increase was principally due to accretion of asset retirement obligations assumed in connection with the EPL Acquisition.

General and administrative expense increased $12.8 million in the first six months of fiscal 2015 as compared to the same period in the prior fiscal year, primarily due to executive severance costs totaling approximately $16.2 million, partially offset by a reduction in stock-based compensation primarily due to the decline in our stock price.

Interest expense increased $64.8 million in the first six months of fiscal 2015 compared to the first six months of fiscal 2014, principally due to the debt incurred and assumed in connection with the EPL Acquisition. On a per unit of production basis, interest expense increased 53.5%, from $8.10 per BOE to $12.43 per BOE.

Income Tax Expense

The income tax expense/(benefit) in the first six months of fiscal 2015 is computed based on our estimated annual effective tax/(benefit) rate for the full fiscal year. This effective rate excludes the effect of the goodwill impairment charge recorded in the second quarter of fiscal 2015 which is treated as a discrete item for purposes of computing our interim provision (benefit) for income taxes. In light of the form of the transaction related to the acquisition of EPL on June 3, 2014, the goodwill recognized as a result of the EPL Acquisition during fiscal year 2014 did not have tax basis. Therefore, the goodwill impairment is nondeductible for federal and state income tax purposes. Income tax expense/(benefit) decreased by $51.5 million in the first six months of fiscal 2015 compared to the first six months of fiscal 2014. The effective income tax/(benefit) rate (excluding the discrete item from pre-tax book loss) for the first six months of fiscal 2015 was 23.3% as compared to 40.2% for the first six months of fiscal 2014. The decrease in the tax rate is primarily due to two elements: (i) the decrease in pre-tax net income and (ii) the decrease in common permanent difference items (such as non-deductible compensation, meals and entertainment expenses) and non-U.S. activity in our Bermuda parent that is ineligible for U.S. tax benefit. See Note 11 — Income Taxes of Notes to Consolidated Financial Statements in this Quarterly Report.

Liquidity and Capital Resources

Overview

As of December 31, 2014, we had approximately $333 million of available borrowing capacity under our Revolving Credit Facility, which has a borrowing base of $1,500 million. We had approximately $941 million in borrowings and $226 million in letters of credit issued under the facility. At December 31, 2014, we had cash and cash equivalents of approximately $101.3 million.

We have historically funded our operations primarily through cash flows from operations, borrowings under our Revolving Credit Facility, and the issuance of debt and equity securities. However, future cash flows are subject to a number of variables, including the level of crude oil and natural gas production and prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of calendar 2014 and have continued to decline into the first month of calendar 2015. These declines in commodity prices have negatively impacted revenues, earnings and cash flows and sustained low oil and natural gas prices could have a material and adverse effect on our liquidity position.

Our Indebtedness and Available Credit

As of December 31, 2014, Energy XXI Gulf Coast, Inc. (“EGC”), our wholly owned indirect subsidiary, had $941.3 million in borrowings and $226.3 million in letters of credit issued under our First Lien Credit Agreement, which had a borrowing base of $1,500 million and a maturity date (if certain conditions are met) of April 9, 2018. Our credit facility is comprised of a syndicate of large domestic and international banks, with no single lender providing more than 5% of the overall commitment amount. On September 5, 2014, EGC, entered into the Ninth Amendment (the “Ninth Amendment”) to the First Lien Credit Agreement. The Ninth Amendment provides for, among other things, an adjustment to the total leverage ratio covenant under the First Lien Credit Agreement. Under the Ninth Amendment, the total leverage of EGC and its consolidated subsidiaries may not exceed 4.25 times the amount of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of EGC and its consolidated subsidiaries for the fiscal quarters ended June 30, 2014, September 30, 2014, December 31, 2014 and March 31, 2015 and may not exceed 4.00 times the amount of EBITDA for each fiscal quarter ending June 30, 2015 and thereafter. The Ninth Amendment also provides for a further covenant of EGC and its subsidiaries to limit the amount of their secured debt to an amount not to exceed 1.75 times the EBITDA of EGC and its consolidated subsidiaries for the fiscal quarters ended September 30, 2014, December 31, 2014 and March 31, 2015 and 1.50 times EBITDA for any fiscal quarter ending June 30, 2015 and thereafter. Pursuant to the terms of the Ninth Amendment, the lenders under the First Lien Credit Agreement also maintained the borrowing base for EGC at $1,500 million of which such amount $475 million is the borrowing base for EPL under the sub-facility established for EPL under the First Lien Credit Agreement.

If current commodity prices do not improve prior to our next borrowing base redetermination which is expected during the quarter ended June 30, 2015, although an earlier redetermination is possible, our borrowing base under our Revolving Credit Facility may be reduced which would impact the working capital available to fund our capital spending program. In addition, we would have to repay any outstanding indebtedness in excess of any reduced borrowing base.

As of December 31, 2014, we were in compliance with all of the covenants under our First Lien Credit Agreement. Based on projected market conditions and lower commodity prices, we currently expect that we will not be in compliance with certain covenants under this agreement in certain future periods. We are focused on reducing our leverage and are pursuing arrangements with third parties to monetize certain midstream assets or sell certain non-core oil and natural gas properties to enable us to further reduce the amount of required capital commitments. We are also evaluating various alternatives with respect to our First Lien Credit Agreement, including other sources of financing, although any such alternative sources of financing likely would be at higher cost than our current Revolving Credit Facility.

In order to enhance our ability to pursue alternative financing structures, the Board has appointed one of its members, James LaChance, to serve as our interim Chief Strategic Officer. In that position, Mr. LaChance will pursue discussions with the Company’s lenders and noteholders to improve the Company’s available capital, leverage ratios and average debt maturity, as directed by our Chief Executive Officer, in consultation with the Board. We believe that Mr. LaChance’s experience and relationships developed as a portfolio manager specializing in high-yield bonds for over 20 years will provide valuable insight to the Company in exploring financing alternatives and will permit the Company’s senior management team to continue to focus on the Company’s operations. In light of the significant increase in the amount of time Mr. LaChance will be required to spend performing in this new role, the board is presently negotiating an interim Chief Strategic Officer consulting agreement with Mr. LaChance. Mr. LaChance’s duties as interim Chief Strategic Officer will be separate from, and in addition to, Mr. LaChance’s responsibilities to the Company as a member of the Board, and as a result of payments expected to be received for that role, Mr. LaChance will no longer be considered an independent director.

There can be no assurance any of these discussions without lenders and noteholders or alternate financing transactions will prove successful. Absent success in these pursuits, a resultant breach of the covenants under our Revolving Credit Facility would cause a default under such facility, potentially resulting in acceleration of all amounts outstanding under the Revolving Credit Facility. Certain payment defaults or an acceleration under our revolving credit facility could cause a cross-default or cross-acceleration of all of our other outstanding indebtedness. Such a cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we may not have sufficient liquidity to repay all of our outstanding indebtedness.

At December 31, 2014, principal amounts of our other outstanding indebtedness and related maturity dates were as follows:

•	9.25% Senior Notes due 2017 — $750 million;
•	8.25% Senior Notes due 2018 — $510 million;
•	7.75% Senior Notes due 2019 — $250 million;
•	7.5% Senior Notes due 2021 — $500 million;
•	6.875% Senior Notes due 2024 — $650 million; and
•	3.0% Senior Convertible Notes due 2018 — $400 million.

Our ability to pay the principal and interest on our long-term debt and to satisfy our other liabilities will depend upon oil and natural gas prices, the success of our development activities, our ability to maintain and grow reserves and our ability to refinance our debt as it becomes due. Our future operating performance and ability to refinance will be affected by the results of our operations, economic and capital market conditions, oil and natural gas prices and other factors, many of which are beyond our control. For example, constraints in the credit markets may increase the rates we are charged for utilizing these markets. Based on our current production levels and prices for oil and natural gas, our liquidity and capital resource alternatives may not be sufficient to meet our funding requirements through December 31, 2015, without further reductions in capital expenditures or sales of non-core assets.

As a lessee and operator of oil and natural gas leases on the federal Outer Continental Shelf (OCS), we maintain approximately $7.5 million in lease and/or area bonds issued to the BOEM that assures our commitment to comply with the terms and conditions of those leases. We also maintain approximately $163 million in bonds issued to predecessor third party assignors of certain of the wells and facilities on these leases pursuant to a contractual commitment made by us to those third parties at the time of assignment with respect to the eventual decommissioning of those wells and facilities. Notwithstanding these bonds currently in place, the BOEM has the authority to require OCS operators such as us to obtain and maintain supplemental bonds issued to the agency that serve to further assure compliance with lease obligations, most notably, decommissioning obligations including the permanent plugging of wells and removal of platforms, pipelines and related facilities. Should the BOEM determine that supplemental bonding is required for decommissioning activities on one or more offshore leases, the agency generally will require the obligated lessee to obtain and maintain these supplemental bonds, which are issued to the BOEM. Alternatively, the BOEM may waive this requirement to obtain and maintain supplemental bonds if the agency determines that the operator meets certain demonstrations of financial strength and reliability. While we believe that the BOEM has waived the obligation to provide supplemental bonding based on such demonstrations, the BOEM retains the right to re-evaluate our decommissioning obligations or our market capitalization and asset impairments or otherwise amend the criteria that must be satisfied by an operator to qualify for waiver from supplemental bonding on the basis of financial strength and reliability and, as a result, determine that we no longer qualify for such waiver from the supplemental bonding requirements. For example, in August 2014, the BOEM published an Advance Notice of Proposed Rulemaking, pursuant to which it seeks to bolster its current bonding requirements for offshore oil and gas operations. The costs of satisfying supplemental bonding requirements could be substantial and there is no assurance that bonds or other surety could be obtained in all cases. In addition, we may be required to provide letters of credit to support the issuance of these bonds or other surety. Such a letter of credit would likely be issued under our Revolving Credit Facility, which would reduce the amount of borrowings available under such facility in the amount of any such letter of credit obligations. If we are unable to obtain any additional required bonds or assurances, the BOEM may require any of our operations on federal leases to be suspended or terminated, which would materially and adversely affect our financial condition, cash flows and results of operations.

Capital Expenditures

For fiscal 2015, our capital expenditures, excluding any potential acquisitions, are now estimated at $680 million. During the six months ended December 31, 2014, our capital expenditures totaled approximately $500 million, of which approximately $411 million was spent on development of our core properties, $42 million on exploration of our core properties and $47 million on other assets. Approximately 79% of our 2015 capital expenditures is expected to be focused on development of our core properties and the remainder on other assets. We intend to fund our capital expenditure program and contractual commitments, including settlement of derivative contracts, from cash on hand, cash flows from operations and borrowings under our Revolving Credit Facility. If oil and natural gas prices remain at current levels or continue to decline, we may be required to further reduce our capital expenditure budget in 2015 and the future, which in turn may affect our liquidity and results of operations in future periods. If our cash flows from operations and availability under our Revolving Credit Facility are not sufficient to fund our capital program, we may further reduce our capital spending or otherwise fund our capital needs with proceeds from additional debt and equity or the sale of non-core assets. There is no guarantee that we can access debt and equity capital markets or sell non-core assets at attractive terms. Our capital expenditures and the scope of our drilling activities for fiscal year 2015 may change as a result of several factors, including, but not limited to, changes in oil and natural gas sales prices, costs of drilling and completion operations, drilling results and changes in the borrowing base under our Revolving Credit Facility.

Cash Flows

The following table sets forth selected historical information from our statement of cash flows:

	Six Months Ended December 31,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$161,308	$261,700
Net cash used in investing activities	(429,392)	(411,555)
Net cash provided by financing activities	223,562	507,683
Net increase (decrease) in cash and cash equivalents	$(44,522)	$357,828

Operating Activities

Net cash provided by operating activities for the six months ended December 31, 2014 was $161.3 million as compared to $261.7 million provided by operating activities for the six months ended December 31, 2013. The decrease was due in part to higher production costs partially offset by higher crude oil production volumes. Changes in operating assets and liabilities contributed $112.8 million to the decrease in operating cash flow during the first six months of fiscal 2015, primarily due to changes in accounts payable and accrued liabilities.

Investing Activities

For the six months ended December 31, 2014 and 2013, our investments in properties were $429.4 million and $411.6 million, respectively. The increase in cash used in investing activities in the first six months of fiscal 2015 compared to the first six months of fiscal 2014 was primarily due to increased investments in properties, partially offset by distributions from equity investees.

Financing Activities

Cash provided by financing activities was $223.6 million for the six months ended December 31, 2014 as compared to cash provided by financing activities of $507.7 million for the six months ended December 31, 2013. Financing activities during the six months ended December 31, 2014 included net borrowings on our Revolving Credit Facility of approximately $252.1 million. Financing activities during the six months ended December 31, 2013 included the $500 million 7.5% Senior Notes offering in September 2013 and the $400 million 3% Senior Convertible Notes offering in November 2013. The net proceeds from these offerings were approximately $491.5 million and $390.8 million, respectively, after deducting fees and expenses. During the six months ended December 31, 2013, net proceeds from our borrowings were $636.8 million and purchases of our common shares under our share repurchase program were $153.5 million.

Contractual Obligations

Our contractual obligations at December 31, 2014 did not change materially from those disclosed in Item 7 of our 2014 Annual Report, other than as disclosed in Note 7 — Long-Term Debt to Consolidated Financial Statements in this Quarterly Report.

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

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we were a party at December 31, 2014, and from which we may incur future gains or losses from changes in market interest rates or commodity prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Credit Risk

We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through the sale of our oil and natural gas production, which we market to energy marketing companies and refineries and to a lesser extent our derivative counterparties. We monitor our exposure to these counterparties primarily by reviewing credit ratings, financial statements and payment history. We extend credit terms based on our evaluation of each counterparty’s creditworthiness. Although we have not generally required our counterparties to provide collateral to support their obligations to us, we may, if circumstances dictate, require collateral in the future. In this manner, we reduce credit risk.

Commodity Price Risk

Our major market risk exposure continues to be the pricing applicable to our oil and natural gas production. Our revenues, profitability and future rate of growth depend substantially upon the market prices of oil and natural gas, which are volatile and may fluctuate widely. Oil and natural gas price declines such as the recent declines adversely affect our revenues, cash flows and profitability.

Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. We have incurred debt under the borrowing base of our Revolving Credit Facility. This borrowing base is subject to periodic redetermination based in part on changing expectations of future prices. Recently, commodity prices have deteriorated materially. If commodity prices do not improve prior to our next borrowing base redetermination, the borrowing base will be reduced, which would require us to repay that portion, if any, of our outstanding indebtedness under the facility in excess of the new borrowing base. The energy markets have historically been very volatile, and there can be no assurance that crude oil and natural gas prices will improve.

We utilize commodity-based derivative instruments with major financial institutions to reduce exposure to fluctuations in the price of crude oil and natural gas. We also use financially settled crude oil and natural gas puts, put spreads, swaps, zero-cost collars and three-way collars. Any gains or losses resulting from the change in fair value from hedging transactions that are determined to be ineffective are recorded in income, whereas gains and losses from the settlement of hedging contracts are recorded in crude oil and natural gas revenues.

With a financially settled purchased put, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the hedged price of the transaction. A put spread is a combination of a bought put and a sold put. If the settlement price is below the sold put strike price, we receive the difference between the two strike prices. If the settlement price is below the bought put strike price but above the sold put strike price, we receive the difference between the bought put strike price and the settlement price. There is no settlement if the underlying price settles above the bought put strike price. With a swap, the counterparty is required to make a payment to us if the settlement price for a settlement period is below the hedged price for the transaction, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the hedged price for the transaction. With a zero-cost collar, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price of the collar, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price for the collar. A three-way collar is a combination of options consisting of a sold call, a purchased put and a sold put. The sold call establishes a maximum price we will receive for the volumes under contract. The purchased put establishes a minimum price unless the market price falls below the sold put, at which point the minimum price would be the reference price (i.e., NYMEX WTI and/or BRENT, IPE) plus the difference between the purchased put and the sold put strike price.

As of December 31, 2014, we had the following net open crude oil derivative positions:

				Weighted Average Contract Price
			Volumes (MBbls)	Collars/Put Spreads
Remaining Contract Term	Type of Contract	Index		Sub Floor	Floor	Ceiling
January 2015 – December 2015	Three-Way Collars	Oil-Brent-IPE	3,650	$71.00	$91.00	$113.75
January 2015 – December 2015	Collars	ARGUS-LLS	1,825		80.00	123.38
January 2015 – December 2015	Puts	NYMEX-WTI	405		86.11
January 2015 – December 2015	Put Spreads	ARGUS-LLS	2,555	70.00	80.00
January 2015 – December 2015	Collars	NYMEX-WTI	548		75.00	85.00
January 2015 – December 2015	Bought Put	NYMEX-WTI	1,593		89.15
January 2015 – December 2015	Sold Put	NYMEX-WTI	(1,593)		(89.15)
January 2016 – December 2016	Collars	NYMEX-WTI	732		70.00	90.55

As of December 31, 2014, we had the following net open natural gas derivative position:

Remaining Contract Term	Type of Contract	Index	Volumes (MMBtu)	Swaps Fixed Price
January 2015 – December 2015	Swaps	NYMEX-HH	1,570	$4.31

At December 31, 2014, our crude oil contracts outstanding were in an asset position of $156.4 million. A 10% increase in crude oil prices would reduce the fair value by approximately $26.1 million, while a 10% decrease in crude oil prices would increase the fair value by approximately $24.2 million. Also at December 31, 2014, our natural gas contract outstanding was in an asset position of $2.0 million. A 10% increase in natural gas prices would reduce the fair value by approximately $0.5 million, while a 10% decrease in natural gas prices would increase the fair value by approximately $0.5 million. These fair value changes assume volatility based on prevailing market parameters at December 31, 2014. For a complete discussion of our open commodity derivatives as of December 31, 2014, please see Note 10 — Derivative Financial Instruments of Notes to Consolidated Financial Statements in this Quarterly Report.

Our ultimate realized gain or loss with respect to commodity price fluctuations will depend on the future exposures that arise during the period, our hedging strategies at the time and commodity prices at the time.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our variable rate debt obligations. Specifically, we are exposed to changes in interest rates as a result of borrowings under our Revolving Credit Facility, and the terms of such facility require us to pay higher interest rate margins as we utilize a larger percentage of our available borrowing base. We manage our interest rate exposure by limiting our variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 77% of our debt. As of December 31, 2014, total debt included $941 million of floating-rate debt. As a result, our period-end interest costs will fluctuate based on short-term interest rates on approximately 23% of our total debt outstanding as of December 31, 2014. A 10 percent change in floating interest rates on period-end floating debt balances would change quarterly interest expense by approximately

$44,000. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates. However, to reduce our future exposure to changes in interest rates, we may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues.

We generally invest cash equivalents in high-quality credit instruments consisting primarily of money market funds with maturities of 90 days or less. We do not expect any material loss from cash equivalents and therefore we believe our interest rate exposure on invested funds is not material.

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

Changes in Internal Control over Financial Reporting

Since the acquisition of EPL on June 3, 2014, the Company has been aligning EPL’s controls to the Company’s existing control environment. As this process was ongoing as of December 31, 2014, it was not possible for the Company to perform an assessment of EPL’s internal control over financial reporting as of December 31, 2014. Management expects that EPL’s controls will be aligned and integrated into the Company’s control environment within one year of the date of the acquisition and will include EPL in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2015. EPL is our wholly-owned indirect subsidiary whose total assets and total revenues represent 44% and 43%, respectively, of the related consolidated financial statement amounts as of and for the six months ended December 31, 2014.

Other than the change noted above, there was no change in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarterly period ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Plaintiffs alleged a variety of causes of action challenging the Agreement and Plan of Merger between Energy XXI, OpCo, Merger Sub, and EPL (the “merger agreement”), which provided for the acquisition of EPL by Energy XXI. Plaintiffs alleged that (a) EPL’s directors allegedly breached fiduciary duties in connection with the merger and (b) Energy XXI, OpCo, Merger Sub, and EPL allegedly aided and abetted in these alleged breaches of fiduciary duties. Plaintiffs sought to have the merger agreement rescinded and also sought damages and attorneys’ fees.

On January 16, 2015, plaintiffs filed a voluntary notice of dismissal. On January 20, 2015, the Court of Chancery of the State of Delaware entered an order dismissing the lawsuit in its entirety without prejudice.

ITEM 1A. Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings, could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our common stock, please refer to the section entitled “Item 1A. Risk Factors” in our 2014 Annual Report. There have been no material changes in the risk factors set forth in our 2014 Annual Report other than those set forth below.

Oil and natural gas prices are volatile, and a substantial or extended decline in oil and natural gas prices would adversely affect our financial results and impede our growth.

Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future. For example, oil prices declined severely during the second quarter of our 2015 fiscal year with continued lower prices in the third fiscal quarter of 2015. The WTI crude oil price per barrel for the period from January 1, 2014 to December 31, 2014 ranged from a high of $107.26 to a low of $53.27 in the last calendar quarter of the year, a decrease of 50.3%, and the NYMEX natural gas price per MMBtu for the period January 1, 2014 to December 31, 2014 ranged from a high of $6.15 to a low of $2.89, a decrease of 53%. As of January 30, 2015, the spot market price for WTI declined further to $48.24. Prices for oil and natural gas fluctuate widely in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors beyond our control, such as:

•	domestic and foreign supplies of oil and natural gas;
•	price and quantity of foreign imports of oil and natural gas;
•	actions of the Organization of Petroleum Exporting Countries and other state-controlled oil companies relating to oil and natural gas price and production controls;
•	level of consumer product demand, including as a result of competition from alternative energy sources;

•	level of global oil and natural gas exploration and production activity;
•	domestic and foreign governmental regulations;
•	level of global oil and natural gas inventories;
•	political conditions in or affecting other oil-producing and natural gas-producing countries, including the current conflicts in the Middle East and conditions in South America and Russia;
•	weather conditions;
•	technological advances affecting oil and natural gas production and consumption;
•	overall U.S. and global economic conditions; and
•	price and availability of alternative fuels.

Our financial condition, revenues, profitability and the carrying value of our properties depend upon the prevailing prices and demand for oil and natural gas. The speed and severity of the decline in oil prices during the second quarter of our 2015 fiscal year and the continued lower prices in the third fiscal quarter of our fiscal year 2015 has materially affected our results of operations. Any sustained periods of low prices for oil and natural gas are likely to materially and adversely affect our financial position, the quantities of natural gas and oil reserves that we can economically produce, our cash flow available for capital expenditures and our ability to access funds under our Revolving Credit Facility and through the capital markets.

Our credit facility has substantial restrictions and financial covenants which we may not be in compliance with in future periods. We may have difficulty obtaining additional credit, which could adversely affect our operations and financial position.

We depend on our Revolving Credit Facility for a portion of our future capital needs. The amount available for borrowing under our Revolving Credit Facility is subject to a borrowing base, which is determined by our lenders taking into account our estimated proved reserves and is subject to semi-annual redeterminations based on pricing models determined by the lenders at such time. If oil and natural gas commodity prices do not improve, the revised borrowing base under our Revolving Credit Facility will be reduced. As a result, we may be unable to obtain adequate funding under our Revolving Credit Facility or even be required to pay down amounts outstanding under our Revolving Credit Facility to reduce our level of borrowing. If funding is not available when needed, or is available only on unfavorable terms, it could adversely affect our exploration and development plans as currently anticipated, which could have a material adverse effect on our production, revenues and results of operations.

Our current Revolving Credit Facility restricts our ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations. We also are, and expect to continue to be, required to comply with certain financial covenants and ratios. Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. Our cash flow is highly dependent on the prices we receive for oil and natural gas, which have declined significantly in the quarter ended December 31, 2014 and declined further in the current quarter. Based on projected market conditions and commodity prices, we currently expect that we will not be in compliance with certain covenants under our Revolving Credit Facility in certain future periods. We are evaluating various alternatives with respect to our Revolving Credit Facility, but there is no certainty that we will be able to implement any alternatives or otherwise resolve our covenant issues. Certain payment defaults or an acceleration under our Revolving Credit Facility could cause a cross-default or cross-acceleration of all of our other outstanding indebtedness. Such a cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we may not have sufficient liquidity to repay all of our outstanding indebtedness. Acceleration of debt of this magnitude likely could result in a reorganization or other restructuring.

We and our subsidiaries may need to obtain bonds or other surety in order to maintain compliance with those regulations promulgated by the U.S. Bureau of Ocean Energy Management, which, if required, could be costly and reduce borrowings available under our bank credit facility.

To cover the various obligations of lessees on the OCS of the Gulf of Mexico, such as the cost to plug and abandon wells and decommission and remove platforms and pipelines at the end of production, the BOEM generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be met. We maintain approximately $7.5 million in lease and/or area bonds issued to the BOEM that assures our commitment to comply with the terms and conditions of those leases. We also maintain approximately $163 million in bonds issued to predecessor third party assignors of certain of the wells and facilities on these leases pursuant to a contractual commitment made by us to those third parties at the time of assignment with respect to the eventual decommissioning of those wells and facilities. Notwithstanding these bonds currently in place, the BOEM has the authority to require OCS operators such as us to obtain and maintain supplemental bonds issued to the agency that serve to further assure compliance with lease obligations, most notably, decommissioning obligations including the permanent plugging of wells and removal of platforms, pipelines and related facilities. While we believe that the BOEM has waived the obligation to provide supplemental bonding based on such demonstrations, the BOEM retains the right to re-evaluate our decommissioning obligations or our market capitalization and asset impairments or otherwise amend the criteria that must be satisfied by an operator to qualify for waiver from supplemental bonding on the basis of financial strength and reliability and, as a result, determine that we no longer qualify for such waiver from the supplemental bonding requirements. For example, in August 2014, the BOEM published an Advance Notice of Proposed Rulemaking, pursuant to which it seeks to bolster its current bonding requirements for offshore oil and gas operations. The costs of satisfying supplemental bonding requirements could be substantial and there is no assurance that bonds or other surety could be obtained in all cases. In addition, we may be required to provide letters of credit to support the issuance of these bonds or other surety. Such a letter of credit would likely be issued under our revolving credit facility, which would reduce the amount of borrowings available under such facility in the amount of any such letter of credit obligations. If we are unable to obtain any additional required bonds or assurances, the BOEM may require any of our operations on federal leases to be suspended or terminated, which would materially and adversely affect our financial condition, cash flows and results of operations.

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

ENERGY XXI LTD
By: /S/ BRUCE W. BUSMIRE Bruce W. Busmire Duly Authorized Officer and Chief Financial Officer
By: /S/ HUGH A. MENOWN Hugh A. Menown Duly Authorized Officer and Executive Vice President and Chief Accounting Officer

Date: February 9, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to the Following
3.1	Altered Memorandum of Association of Energy XXI Ltd	3.1 to the Company’s Form 8-K filed on November 9, 2011
3.2	Bye-Laws of Energy XXI Ltd	3.2 to the Company’s Form 8-K filed on November 9, 2011
10.1	Release and Separation Agreement, by and between David West Griffin and Energy XXI Ltd, dated December 4, 2014.	10.1 to the Company’s Form 8-K filed on December 5, 2014
10.2	Release and Separation Agreement, by and between Benjamin Marchive and Energy XXI (Bermuda) Limited, dated August 20, 2014.	Furnished herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith
101.DEF	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith
101.LAB	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith