Form 10-Q
period 2015-03-31
Energy XXI Ltd
filed 2015-05-08
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, there were 94,434,156 shares outstanding of the registrant’s common stock, par value $0.005 per share.

ENERGY XXI LTD

i

GLOSSARY OF TERMS

Below is a list of terms that are common to our industry and used throughout this Quarterly Report on Form 10-Q for the quarter and nine months ended March 31, 2015 (“Quarterly Report”):

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to those summarized below:

•	our business strategy;
•	further or sustained declines in the prices we receive for our oil and gas production;
•	our future financial condition, results of operations, revenues, cash flows and expenses;
•	our future levels of indebtedness, liquidity and compliance with debt covenants;
•	our inability to obtain additional financing necessary to fund our operations, capital expenditures, and to meet our other obligations;
•	our ability to successfully integrate the operations of EPL Oil & Gas, Inc. with our operations;
•	economic slowdowns that can adversely affect consumption of oil and gas by businesses and consumers;
•	the need to take ceiling test impairments due to lower commodity prices;
•	hedging activities exposing us to pricing and counterparty risk;
•	uncertainties in estimating our oil and gas reserves;
•	replacing our oil and gas reserves;
•	uncertainties in exploring for and producing oil and gas;
•	our ability to make acquisitions and to integrate acquisitions;
•	our ability to establish production on our acreage prior to the expiration of related leaseholds;
•	availability of drilling and production equipment, field service providers and transportation;
•	disruption of operations and damages due to hurricanes or tropical storms;
•	availability, cost and adequacy of insurance coverage;
•	competition in the oil and gas industry;
•	our inability to retain and attract key personnel;
•	the effects of government regulation and permitting and other legal requirements;
•	costs associated with perfecting title for mineral rights in some of our properties; and
•	estimates of proved reserve quantities and net present values of those reserves.

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

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

ENERGY XXI LTD

CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)

	March 31, 2015	June 30, 2014
	(Unaudited)
Current Assets
Cash and cash equivalents	$602,024	$145,806
Accounts receivable
Oil and natural gas sales	83,919	167,075
Joint interest billings	16,176	12,898
Other	25,244	5,438
Prepaid expenses and other current assets	39,608	72,530
Deferred income taxes	16,959	52,587
Derivative financial instruments	52,822	1,425
Total Current Assets	836,752	457,759
Property and Equipment
Oil and natural gas properties, net – full cost method of accounting, including $680.0 million and $1,165.7 million of unevaluated properties not being amortized at March 31, 2015 and June 30, 2014, respectively	5,772,316	6,524,602
Other property and equipment, net	22,759	19,760
Total Property and Equipment, net of accumulated depreciation, depletion, amortization and impairment	5,795,075	6,544,362
Other Assets
Goodwill	—	329,293
Derivative financial instruments	9,767	3,035
Equity investments	25,050	40,643
Restricted Cash	6,024	6,350
Other assets and debt issuance costs, net of accumulated amortization	83,158	57,394
Total Other Assets	123,999	436,715
Total Assets	$6,755,826	$7,438,836
LIABILITIES
Current Liabilities
Accounts payable	$192,472	$417,776
Accrued liabilities	117,574	133,526
Notes payable	4,949	21,967
Asset retirement obligations	68,392	79,649
Derivative financial instruments	—	31,957
Current maturities of long-term debt	17,282	15,020
Total Current Liabilities	400,669	699,895
Long-term debt, less current maturities	4,595,770	3,744,624
Deferred income taxes	369,685	701,038
Asset retirement obligations	469,033	480,185
Derivative financial instruments	71	4,306
Other liabilities	8,168	10,958
Total Liabilities	5,843,396	5,641,006

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI LTD

CONSOLIDATED BALANCE SHEETS – (continued)
(In Thousands, except share information)

	March 31, 2015	June 30, 2014
	(Unaudited)
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Preferred stock, $0.001 par value, 7,500,000 shares authorized at March 31, 2015 and June 30, 2014	—	—
7.25% Convertible perpetual preferred stock, 3,000 and 8,000 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	—	—
5.625% Convertible perpetual preferred stock, 812,759 and 812,760 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	1	1
Common stock, $0.005 par value, 200,000,000 shares authorized and 94,428,557 and 93,719,570 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	471	468
Additional paid-in capital	1,842,919	1,837,462
Accumulated deficit	(1,016,322)	(19,626)
Accumulated other comprehensive income (loss), net of income taxes	85,361	(20,475)
Total Stockholders’ Equity	912,430	1,797,830
Total Liabilities and Stockholders’ Equity	$6,755,826	$7,438,836

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI LTD

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Revenues
Crude oil sales	$232,520	$249,955	$925,676	$801,414
Natural gas sales	27,672	35,228	95,502	105,177
Total Revenues	260,192	285,183	1,021,178	906,591
Costs and Expenses
Lease operating	108,110	83,624	370,061	263,176
Production taxes	1,537	1,090	6,893	3,677
Gathering and transportation	3,726	5,700	17,685	17,023
Depreciation, depletion and amortization	190,174	99,899	528,773	303,628
Accretion of asset retirement obligations	12,106	6,066	37,723	20,817
Impairment of oil and natural gas properties	739,941	—	739,941	—
Goodwill impairment	—	—	329,293	—
General and administrative expense	37,121	24,208	91,290	65,578
(Gain) loss on derivative financial instruments	1,932	(205)	(2,237)	6,958
Total Costs and Expenses	1,094,647	220,382	2,119,422	680,857
Operating Income (Loss)	(834,455)	64,801	(1,098,244)	225,734
Other Income (Expense)
Loss from equity method investees	(2,646)	(1,111)	(3,384)	(5,525)
Other income – net	1,231	867	3,173	2,302
Interest expense	(85,039)	(42,700)	(218,203)	(111,026)
Total Other Expense	(86,454)	(42,944)	(218,414)	(114,249)
Income (Loss) Before Income Taxes	(920,909)	21,857	(1,316,658)	111,485
Income Tax Expense (Benefit)	(336,592)	14,565	(352,059)	50,559
Net Income (Loss)	(584,317)	7,292	(964,599)	60,926
Preferred Stock Dividends	2,862	2,872	8,605	8,617
Net Income (Loss) Available for Common Stockholders	$(587,179)	$4,420	$(973,204)	$52,309
Earnings (Loss) per Share
Basic	$(6.22)	$0.06	$(10.34)	$0.71
Diluted	$(6.22)	$0.06	$(10.34)	$0.71
Weighted Average Number of Common Shares Outstanding
Basic	94,408	70,437	94,076	73,415
Diluted	94,408	70,502	94,076	73,493

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI LTD

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net Income (Loss)	$(584,317)	$7,292	$(964,599)	$60,926
Other Comprehensive Income (Loss)
Crude Oil and Natural Gas Cash Flow Hedges
Unrealized change in fair value net of ineffective portion	24,410	(4,142)	277,010	(36,141)
Effective portion reclassified to earnings during the period	(60,973)	3,622	(114,186)	(12,083)
Total Other Comprehensive Income (Loss)	(36,563)	(520)	162,824	(48,224)
Income Tax (Expense) Benefit	12,797	182	(56,988)	16,878
Net Other Comprehensive Income (Loss)	(23,766)	(338)	105,836	(31,346)
Comprehensive Income (Loss)	$(608,083)	$6,954	$(858,763)	$29,580

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net income (loss)	$(964,599)	$60,926
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	528,773	303,628
Impairment of oil and natural gas properties	739,941	—
Goodwill impairment	329,293	—
Deferred income tax expense (benefit)	(352,899)	47,197
Change in derivative financial instruments
Proceeds from sale of derivative instruments	102,354	—
Other – net	(24,478)	(549)
Accretion of asset retirement obligations	37,723	20,817
Loss from equity method investees	3,384	5,525
Amortization and write-off of debt issuance costs and other	17,942	9,715
Stock-based compensation	3,271	5,292
Changes in operating assets and liabilities
Accounts receivable	62,163	20,551
Prepaid expenses and other assets	32,938	28,130
Settlement of asset retirement obligations	(77,235)	(46,269)
Accounts payable and accrued liabilities	(278,239)	(9,047)
Net Cash Provided by Operating Activities	160,332	445,916
Cash Flows from Investing Activities
Acquisitions	(301)	(35,082)
Capital expenditures	(512,302)	(574,824)
Insurance payments received	2,669	—
Change in equity method investments	12,642	(11,694)
Transfer from (to) restricted cash	325	(325)
Proceeds from the sale of properties	7,093	1,748
Other	185	624
Net Cash Used in Investing Activities	(489,689)	(619,553)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	2,187	3,844
Discount on convertible debt allocated to additional paid-in capital	—	63,432
Repurchase of company common stock	—	(184,263)
Dividends to shareholders – common	(23,492)	(26,238)
Dividends to shareholders – preferred	(8,605)	(8,617)
Proceeds from long-term debt	2,586,572	2,039,759
Payments on long-term debt	(1,729,355)	(1,391,379)
Debt issuance costs	(41,732)	(19,199)
Net Cash Provided by Financing Activities	785,575	477,339
Net Increase in Cash and Cash Equivalents	456,218	303,702
Cash and Cash Equivalents, beginning of period	145,806	—
Cash and Cash Equivalents, end of period	$602,024	$303,702

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization and Summary of Significant Accounting Policies

Nature of Operations.  Energy XXI Ltd was incorporated in Bermuda on July 25, 2005. References in this report to “us,” “we,” “our,” “the Company,” or “Energy XXI” are to Energy XXI Ltd and its wholly-owned subsidiaries. With our principal operating subsidiary headquartered in Houston, Texas, we are engaged in the acquisition, exploration, development and operation of oil and natural gas properties onshore in Louisiana and Texas and in the Gulf of Mexico Shelf (“GoM Shelf”). We are listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “EXXI”.

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

Note 2 — Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. ASU No. 2014-09 is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are evaluating the impact of the pending adoption of ASU No. 2014-09 on our financial position and results of operations and have not yet determined the method that will be adopted.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The ASU is effective for public entities for annual periods beginning after December 15, 2015, and interim periods within those annual reporting periods. Early adoption is permitted for financial statements that have not been previously issued. The guidance will be applied on a retrospective basis. We are currently evaluating the provisions of ASU 2015-03 and assessing the impact it may have on our consolidated financial position, results of operations or cash flows.

Note 3 — Acquisitions and Dispositions

Black Elk Interest

On December 20, 2013, we acquired certain offshore Louisiana interests in the West Delta 30 field (“West Delta 30 Interests”) from Black Elk Energy Offshore Operations, LLC for total cash consideration of $10.4 million. This acquisition was effective as of October 1, 2013, and we are currently the operator of these properties.

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

Walter Oil & Gas Corporation Oil and Gas Properties Interests

On March 7, 2014, we closed on the acquisition of certain interests in the South Timbalier 54 Block (“South Timbalier 54 Interests”) from Walter Oil & Gas Corporation for total cash consideration of approximately $22.8 million. This acquisition was effective as of January 1, 2014, and we are currently the operator of these properties.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Acquisitions and Dispositions  – (continued)

We have accounted for our acquisitions using the acquisition method of accounting, and therefore, we have estimated the fair value of the assets acquired and liabilities assumed as of their respective acquisition dates. In the estimation of fair values of evaluated and unevaluated oil and natural gas properties and asset retirement obligations for the above acquisitions, management used valuation techniques that convert future cash flows to single discounted amounts. Inputs to the valuation of oil and gas properties include estimates of: (1) oil and gas reserves; (2) future operating and development costs; (3) future oil and natural gas prices; and (4) a discount factor used to calculate the discounted cash flow amount. Inputs into the valuation of the asset retirement obligations include estimates of: (1) plugging and abandonment costs per well and related facilities; (2) remaining life per well and facilities; (3) an inflation factor; and (4) a credit adjusted risk-free interest rate. Fair value is based on subjective estimates and assumptions, which are inherently subject to significant uncertainties which are beyond our control. These assumptions represent Level 3 inputs, as further discussed in Note 18 — Fair Value of Financial Instruments.

EPL Oil & Gas, Inc. (“EPL”)

We acquired EPL on June 3, 2014 (the “EPL Acquisition”). The acquisition was accounted for under the acquisition method, with Energy XXI as the acquirer. EPL is now a wholly owned subsidiary of Energy XXI Gulf Coast, Inc. (“EGC”). Subsequent to the merger, we elected to change EPL’s fiscal year end to June 30 to coincide with our fiscal year end.

In connection with the EPL Acquisition, each EPL stockholder had the right to elect to receive, for each share of EPL common stock held by that stockholder, $39.00 in cash (“Cash Election”), or 1.669 shares of Energy XXI common stock (“Stock Election”) or a combination of $25.35 in cash and 0.584 of a share of Energy XXI common stock (“Mixed Election” and together with the Cash Election and the Stock Election, the “Merger Consideration”), subject to proration with respect to the Stock Election and the Cash Election so that approximately 65% of the aggregate Merger Consideration was paid in cash and approximately 35% was paid in Energy XXI common stock. Accordingly, EPL stockholders making a timely Cash Election received $25.92 in cash and 0.5595 of a share of Energy XXI common stock for each EPL common share. Under the merger agreement, EPL stockholders who did not make an election prior to the May 30th deadline were treated as having made a Mixed Election. In addition to the outstanding EPL shares, each outstanding stock option to purchase shares of EPL common stock was deemed exercised pursuant to a cashless exercise and was converted into the right to receive the cash portion of the Merger Consideration pursuant to the Cash Election, without being subject to proration. As a result, in accordance with the merger agreement, 836,311 net exercise shares were converted into $39.00 per share in cash, without proration. Based on the final results of the Merger Consideration elections and as set forth in the merger agreement, we issued 23.3 million shares of Energy XXI common stock and paid approximately $1,012 million in cash.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Acquisitions and Dispositions  – (continued)

The following table summarizes the preliminary purchase price allocation for the EPL Acquisition as of June 3, 2014 (in thousands):

	EPL Historical	Fair Value Adjustment	Total
		(Unaudited)
Current assets (excluding deferred income taxes)	$301,592	$1,274	$302,866
Oil and natural gas properties(a)
Evaluated (Including net ARO assets)	1,919,699	112,624	2,032,323
Unevaluated	41,896	859,886	901,782
Other property and equipment	7,787	—	7,787
Other assets	16,227	(9,002)	7,225
Current liabilities (excluding ARO)	(314,649)	(2,058)	(316,707)
ARO (current and long-term)	(260,161)	(13,211)	(273,372)
Debt (current and long-term)	(973,440)	(52,967)	(1,026,407)
Deferred income taxes(b)	(118,359)	(340,645)	(459,004)
Other long-term liabilities	(2,242)	797	(1,445)
Total fair value, excluding goodwill	618,350	556,698	1,175,048
Goodwill(c),(d)	—	329,293	329,293
Less cash acquired	—	—	206,075
Total purchase price	$618,350	$885,991	$1,298,266

(a)	EPL oil and gas properties were accounted for under the successful efforts method of accounting prior to the merger. After the merger, we are accounting for these oil and gas properties under the full cost method of accounting, which is consistent with our accounting policy.
(b)	Deferred income taxes have been recognized based on the estimated fair value adjustments to net assets using a 37% tax rate, which reflected the 35% federal statutory rate and a 2% weighted-average of the applicable statutory state tax rates (net of federal benefit).
(c)	See Note 4 — Goodwill for more information regarding goodwill impairment at December 31, 2014.
(d)	On April 2, 2013, EPL sold certain shallow water GoM Shelf oil and natural gas interests located within the non-operated Bay Marchand field to Chevron U.S.A. Inc. (“Chevron”) with an effective date of January 1, 2013. In September 2014, we were informed by Chevron that the final settlement statement did not reflect a portion of the related production in the months of January 2013 and February 2013 totaling approximately $2.1 million. After review of relevant supporting documents, we agreed to reimburse Chevron approximately $2.1 million. This resulted in an increase in liabilities assumed in the EPL Acquisition and a corresponding increase in goodwill of approximately $2.1 million. Accordingly, the June 30, 2014 comparative information has been retrospectively adjusted to increase the value of goodwill.

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

The EPL Acquisition resulted in goodwill primarily because the combined company resulted in a significantly increased enterprise value and this increased scale provided us with opportunities to increase our equity market liquidity, lower insurance costs, achieve operating efficiencies by utilizing EPL’s existing infrastructure and lower costs through optimization of offshore transport vehicles and consolidation of shore bases, lowering general and administrative expenditures by consolidating corporate support functions and utilizing complementary strengths and expertise of the technical staff of the two companies to timely identify and drill prospects. We can utilize the latest drilling and seismic acquisition technologies, namely dump-floods, horizontal drilling, WAZ and Full Azimuth Nodal (“FAN”) seismic technologies licensed by EPL, which enhance production and assist in identifying deep-seated structures in the shallow waters over a significantly broader asset portfolio concentrated in the GoM Shelf. In addition, goodwill also resulted from the requirement to recognize deferred taxes on the difference between the fair value and the tax basis of the acquired assets. During the quarter ended December 31, 2014, we recorded a goodwill impairment charge of $329.3 million to reduce the carrying value of goodwill to zero at December 31, 2014. See Note 4 — Goodwill for more information regarding the impairment of goodwill at December 31, 2014.

In the year ended June 30, 2014, costs associated with the EPL Acquisition totaled approximately $13.6 million and were expensed as incurred. For the quarter ended March 31, 2015, our Consolidated Statement of Operations includes EPL’s operating revenues of $87.3 million and net loss of $50.5 million. For the nine months ended March 31, 2015, our Consolidated Statement of Operations includes EPL’s operating revenues of $418.0 million and net loss of $366.0 million.

The following supplemental unaudited pro forma financial information has been prepared to reflect the EPL Acquisition as if the merger had occurred on July 1, 2012. The supplemental unaudited pro forma financial information is based on the historical consolidated statements of income of Energy XXI and EPL for the three and nine months ended March 31, 2014 (in thousands, except per share amounts).

	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2014
Revenues	$445,744	$1,419,621
Net income	6,303	27,036
Net income available to Energy XXI common stockholders	3,431	18,419
Net income per share available to Energy XXI common stockholders:
Basic	$0.04	$0.19
Diluted	$0.04	$0.19

The above supplemental unaudited pro forma financial information has been prepared for illustrative purposes only and is not intended to be indicative of the results of operations that actually would have occurred had the acquisition occurred on July 1, 2012, nor is such information indicative of any expected results of operations in future periods. The most significant pro forma adjustments for the three and nine months ended March 31, 2014, were the following:

a.	Exclude $5.0 million and $22.0 million, respectively, of EPL’s exploration costs, impairment expense and gain on sales of assets accounted for under the successful efforts method of accounting to correspond with EXXI’s full cost method of accounting.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Acquisitions and Dispositions  – (continued)

b.	Increase DD&A expense by $18.2 million and $58.7 million, respectively, for the EPL properties to correspond with EXXI’s full cost method of accounting.
c.	Increase interest expense by $12.8 million and $39.0 million, respectively, to reflect interest on the $650 million 6.875% unsecured senior notes due 2024 (the “6.875% Senior Notes”) and on additional borrowings under EXXI’s revolving credit facility. Decrease interest expense $3.4 million and $10.0 million, respectively, to reflect non-cash premium amortization due to the adjustment to fair value associated with the $510 million 8.25% senior notes due 2018 (the “8.25% Senior Notes”) assumed in the EPL Acquisition.

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

At December 31, 2014, we conducted a qualitative goodwill impairment assessment by examining relevant events and circumstances that could have a negative impact on our goodwill, such as macroeconomic conditions, industry and market conditions, cost factors that have a negative effect on earnings and cash flows, overall financial performance, dispositions and acquisitions, and any other relevant events or circumstances. After assessing the relevant events and circumstances for the qualitative impairment assessment, we determined that performing a quantitative goodwill impairment test was necessary. In the first step of the goodwill impairment test, we determined that the fair value of our reporting unit was less than its carrying amount, including goodwill, primarily due to price deterioration in forward pricing curves for oil and natural gas and an increase in our weighted average cost of capital, both factors which adversely impacted the fair value of our estimated reserves. Therefore, we performed the second step of the goodwill impairment test, which led us to conclude that there would be no remaining implied fair value attributable to goodwill. As a result, we recorded a goodwill impairment charge of $329.3 million to reduce the carrying value of goodwill to zero at December 31, 2014.

In estimating the fair value of our reporting unit and our estimated reserves, we used an income approach which estimated fair value primarily based on the anticipated cash flows associated with our estimated reserves, discounted using a weighted average cost of capital. The estimation of the fair value of our reporting unit and our estimated reserves includes the use of significant inputs not observable in the market, such as estimates of reserves quantities, the weighted average cost of capital (discount rate), future pricing and future capital and operating costs. The use of these unobservable inputs results in the fair value estimate being classified as a Level 3 measurement. Although we believe the assumptions and estimates used in the fair value

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 — Goodwill  – (continued)

calculation of our reporting unit were reasonable and appropriate, different assumptions and estimates could materially impact the analysis and resulting conclusions.

Note 5 — Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31, 2015	June 30, 2014
Oil and gas properties
Proved properties	$9,246,556	$8,247,352
Less: accumulated depreciation, depletion, amortization and impairment	4,154,289	2,888,451
Proved properties, net	5,092,267	5,358,901
Unevaluated properties	680,049	1,165,701
Oil and gas properties, net	5,772,316	6,524,602
Other property and equipment	45,809	39,272
Less: accumulated depreciation	23,050	19,512
Other property and equipment, net	22,759	19,760
Total property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$5,795,075	$6,544,362

At March 31, 2015, the Company’s investment in unevaluated properties primarily relates to the fair value of unproved oil and gas properties acquired in oil and gas property acquisitions (primarily the EPL Acquisition). Costs associated with unevaluated properties are transferred to evaluated properties upon the earlier of 1) a determination as to whether there are any proved reserves related to the properties, or 2) amortization over a period of time of not more than four years.

At June 30, 2014, our unevaluated properties included exploratory wells in progress of $185.3 million in costs related to our participation in several prospects in the ultra-deep shelf and onshore area in the Gulf of Mexico with Freeport-McMoRan, Inc. who operates the properties. Based on information from Freeport-McMoRan and our internal assessment of ongoing exploratory wells, we concluded the following: 1) the Lomond North project resulted in a successful production test with commercial production commencing in the quarter ending March 31, 2015; 2) the Davy Jones project to be non-commercial in the Tuscaloosa and Wilcox Sands area, and it was temporarily plugged and abandoned; 3) we presently do not intend to participate in completion activities related to the Davy Jones project; and 4) the lease related to the Blackbeard East project expired. Accordingly, we transferred $208.2 million of accumulated exploratory costs associated with these projects included in unevaluated properties to evaluated properties during the nine months ended March 31, 2015.

Under the full cost method of accounting at the end of each financial reporting period, we compare the present value of estimated future net cash flows from proved reserves (computed using the unweighted arithmetic average of the first-day-of-the-month historical price, net of applicable differentials, for each month within the previous 12-month period discounted at 10%, plus the lower of cost or fair market value of unproved properties and excluding cash flows related to estimated abandonment costs) to the net full cost pool of oil and natural gas properties, net of related deferred income taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of these oil and natural gas properties exceed the estimated discounted future net cash flows, we are required to write-down the value of our oil and natural gas properties to the value of the discounted cash flows. At March 31, 2015, our ceiling test computation resulted in an impairment of our oil and natural gas properties of $739.9 million. If the current low commodity price

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Property and Equipment  – (continued)

environment or downward trend in oil prices continues, there is a reasonable likelihood that we could incur further impairment to our full cost pool in fiscal 2015 and 2016 based on the average oil and natural gas price calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the previous 12-month period under the SEC pricing methodology.

The ceiling test computation takes into account the impact of our cash flow hedges at the end of each financial reporting period. Our ceiling test computation would have resulted in an impairment of our oil and natural gas properties of $710.5 million had the effects of the cash flow hedges not been considered in the computation.

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

Since its inception in February 2012, M21K has completed three acquisitions for aggregate cash consideration of approximately $284.1 million. In July 2012, it acquired oil and gas interests from EP Energy E&P Company, L.P. for approximately $80.4 million. In August 2013, it acquired oil and gas interests from LLOG Exploration Offshore, L.L.C. for approximately $80.8 million. In April 2014, it acquired oil and gas interests from EXXI GOM for approximately $122.9 million. We have provided a guarantee related to the payment of asset retirement obligations and other liabilities by M21K related to these acquisitions.

EXXI M21K is a guarantor of a $100 million first lien credit facility agreement entered into by M21K, under which $31.0 million in loans and $1.2 million in letters of credit were outstanding as of March 31, 2015. M21K is currently in default due to a breach of certain covenants under this agreement and is currently in negotiations with its bank group to amend the credit facility.

The provisions of the M21K Limited Liability Company Agreement (“LLC Agreement”) provide that M21K can make acquisitions subject to the commitment of its partners. While it is envisioned that M21K will eventually be sold to a third party to monetize returns from the investments, the M21K LLC Agreement does provide for a put and a call that can occur starting July 19, 2016, subject to an earlier option if there is a change of control of Energy XXI. Pursuant to the exercise of the put option, we may be required to pay the fair value calculated on the basis of the current proved reserves as determined by a duly appointed reserve engineering firm utilizing then prevailing forward pricing and cost curves, however we will have no obligation to purchase any partnership interests if both: (i) the put value exceeds the lesser of: (a) $100 million or (b) 20% of the aggregate capital contributions; and (ii) the put right was not triggered by the occurrence of a change of control.

As of March 31, 2015, our investment in EXXI M21K was approximately $25.1 million. We recorded an equity loss of $2.6 million and $3.4 million for the three and nine months ended March 31, 2015, respectively. We recorded an equity loss of $1.1 million and $4.3 million for the three and nine months ended March 31, 2014, respectively.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2015	June 30, 2014
Revolving Credit Facility	$150,000	$689,000
11.0% Senior Secured Second Lien Notes due 2020	1,450,000	—
8.25% Senior Notes due 2018	510,000	510,000
6.875% Senior Notes due 2024	650,000	650,000
3.0% Senior Convertible Notes due 2018	400,000	400,000
7.5% Senior Notes due 2021	500,000	500,000
7.75% Senior Notes due 2019	250,000	250,000
9.25% Senior Notes due 2017	750,000	750,000
4.14% Promissory Note due 2017	4,452	4,774
Debt premium, 8.25% Senior Notes due 2018(1)	32,855	40,566
Original issue discount, 11.0% Notes due 2020	(53,043)	—
Original issue discount, 3.0% Senior Convertible Notes due 2018	(48,658)	(57,014)
Derivative instruments premium financing	16,461	21,000
Capital lease obligations	985	1,318
Total debt	4,613,052	3,759,644
Less current maturities	17,282	15,020
Total long-term debt	$4,595,770	$3,744,624

(1)	Represents unamortized premium on the 8.25% Senior Notes assumed in the EPL Acquisition.

Maturities of long-term debt as of March 31, 2015 are as follows (in thousands):

Twelve Months Ended March 31,
2016	$17,282
2017	752
2018	753,864
2019	1,060,000
2020	1,700,000
Thereafter	1,150,000
4,681,898
Less: Net original issue discount & debt premium	(68,846)
Total debt	$4,613,052

Revolving Credit Facility

On March 3, 2015, EGC and EPL entered into the Tenth Amendment (the “Tenth Amendment”) to their second amended and restated first lien credit agreement (the “First Lien Credit Agreement” or “Revolving Credit Facility”) in connection with the issuance of $1.45 billion of senior secured second lien notes as described below under “11.0% Senior Secured Second Lien Notes Due 2020.” Under the Tenth Amendment, the following changes, among others, to the First Lien Credit Agreement became effective:

•	reduction of the maximum facility amount to $500 million and establishment of the borrowing base at such $500 million, of which such amount $150 million is the borrowing base for EPL under the sub-facility established for EPL under the First Lien Credit Agreement;
•	addition of provisions to permit EGC to make a loan to EPL in the amount of $325 million using proceeds from the incurrence of additional permitted second lien or third lien indebtedness of EGC and for EPL and its subsidiaries to secure such loan by providing liens on substantially all of their

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Long-Term Debt  – (continued)

assets that are second in priority to the liens of the lenders under the First Lien Credit Agreement pursuant to the terms of an intercreditor agreement and restricting the transfer of EGC’s rights in respect of such loan or making any prepayment or otherwise making modifications of the terms of such arrangements;
•	change in the definition of the stated maturity date of the First Lien Credit Agreement so that it accelerates from April 9, 2018 (the scheduled date of maturity) to a date 210 days prior to the date of maturity of EGC’s outstanding 9.25% unsecured notes due December 2017 (the “9.25% Senior Notes”) if such notes are not prepaid, redeemed or refinanced prior to such prior date, or to a date 210 days prior to the date of maturity of EPL’s outstanding 8.25% Senior Notes due February 2018 if such notes are not prepaid, redeemed or refinanced prior to such prior date, or otherwise to a date that is 180 days prior to the date of maturity of any other permitted second lien or permitted third lien indebtedness or certain permitted unsecured indebtedness or any refinancings of such indebtedness if such indebtedness would come due prior to April 9, 2018;
•	elimination, addition, or modification of certain financial covenants;
•	setting the applicable commitment fee under the First Lien Credit Agreement at 0.50% and providing that outstanding amounts drawn under the First Lien Credit Agreement bear interest at either the applicable London Interbank Offered Rate (“LIBOR”), plus applicable margins ranging from 2.75% to 3.75% or an alternate base rate based on the federal funds effective rate plus applicable margins ranging from 1.75% to 2.75%;
•	increase of the threshold requirement for oil and gas properties required to be secured by mortgages to 90% of the value of EGC and its subsidiaries’ (other than EPL and its subsidiaries until they become guarantors of the EGC indebtedness under the First Lien Credit Agreement) proved reserves and proved developed producing reserves, but allowing the threshold for such properties of EPL and its subsidiaries (until they become guarantors of the EGC indebtedness under the First Lien Credit Agreement) to remain at 85%;
•	addition of certain further restrictions on the prepayment and repayment of outstanding note indebtedness of EGC and its subsidiaries, including the prohibition on using proceeds from credit extensions under the First Lien Credit Agreement for any such prepayment or repayment and the requirement that EGC have net liquidity at the time thereof of at least $250 million;
•	modification to the restricted payment covenant to substantially limit the ability of EGC to make distributions and dividends to parent entities, provided that a distribution of the Grand Isle gathering system (the “Grand Isle Assets”) and related equipment and other assets is permitted;
•	qualification on the ability of EGC and its subsidiaries to refinance outstanding indebtedness by requiring that EGC have pro forma net liquidity of $250 million at the time of such refinancing; and
•	modification of the asset disposition covenant to require lender consent for any such disposition that would have the effect of reducing the borrowing base by more than $5 million in the aggregate; provided, however, that such provision is expressly deemed not to be applicable to certain sales relating to the Grand Isle Assets that are the subject of current marketing efforts of EGC, as long as EGC and its subsidiaries meet certain obligations, such as, among others, maintaining the proceeds from such sales in accounts that are subject to the liens of the lenders.

During the quarter ended March 31, 2015, as a result of the reduction in the borrowing capacity under our Revolving Credit Facility pursuant to the Tenth Amendment, we wrote off $8.9 million of previously capitalized debt issue costs.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Long-Term Debt  – (continued)

The First Lien Credit Agreement, as amended, requires EGC and EPL to maintain certain financial covenants separately for so long as the 8.25% Senior Notes remain outstanding. EGC is subject to the following financial covenant on a consolidated basis: a minimum current ratio of no less than 1.0 to 1.0. In addition, EGC is subject to the following financial covenants on a stand-alone basis: (a) a consolidated maximum net first lien leverage ratio of 1.25 to 1.0 and (b) a consolidated maximum net secured leverage ratio of no more than 3.75 to 1.0. In addition, EPL is subject to the following financial covenants on a stand-alone basis: (a) a consolidated maximum first lien leverage ratio of 1.25 to 1.0 and (b) a consolidated maximum secured leverage ratio of no more than 3.75 to 1.0. If the EPL Notes are no longer outstanding and certain other conditions are met, EGC and EPL will be subject to the following financial covenants on a consolidated basis: (a) a consolidated maximum net first lien leverage ratio of 1.25 to 1.0, (b) a consolidated maximum net secured leverage ratio of no more than 3.75 to 1.0, provided that if the 8.25% Senior Notes are refinanced with new secured debt, the liens of which are junior in priority to the Revolving Credit Facility indebtedness, then the maximum ratio permitted would be 4.25 to 1.0, and (c) a minimum current ratio of no less than 1.0 to 1.0.

Under the First Lien Credit Agreement, as amended under the Tenth Amendment, EGC’s rights to make distributions to its shareholders (including ultimately to Energy XXI) are substantially reduced. Generally, under the Tenth Amendment, EGC is only permitted to make such distributions for income tax liabilities arising for such other entities that relate to the income attributable to EGC and its subsidiaries, general and administrative expenses not to exceed $2 million in any fiscal year and for payment of insurance premiums in regards to affiliated party insurance agreements.

As of March 31, 2015, EGC was in compliance with all covenants and had $150.0 million in borrowings and $226.0 million in letters of credit issued under the First Lien Credit Agreement.

11.0% Senior Secured Second Lien Notes Due 2020

On March 12, 2015, EGC issued $1.45 billion in aggregate principal amount of 11.0% senior secured second lien notes due March 15, 2020 (the “11.0% Notes”) pursuant to the Purchase Agreement (the “Purchase Agreement”) by and among EGC, Energy XXI Ltd, our ultimate parent company (the “Parent”), Energy XXI USA, Inc. (“EXXI USA”) and certain of EGC’s wholly owned subsidiaries (together with the Parent and EXXI USA, the “Guarantors”), and Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC and Imperial Capital, LLC, as representatives of the initial purchasers named therein (the “Initial Purchasers”). EGC received net proceeds of approximately $1.35 billion in the offering after deducting the Initial Purchasers’ discount and direct offering costs. The 11.0% Notes were sold to investors at a discount of 96.313% of principal, for a yield to maturity at issuance of 12.000%. The 11.0% Notes were offered and sold in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) and were resold to qualified institutional buyers in reliance on Rule 144A of the Securities Act. As such, the 11.0% Notes and the related guarantees have not been, and will not be, registered under the Securities Act or the securities laws of any other jurisdiction. The 11.0% Notes bear interest from the date of their issuance at an annual rate of 11.0% with interest due semi-annually, in arrears, on March 15th and September 15th, beginning September 15, 2015. EGC incurred underwriting and direct offering costs of $41.7 million which have been capitalized and are being amortized over the life of the 11.0% Notes. The effective interest rate on the 11.0% Notes is approximately 12.8%, reflecting amortization of the Initial Purchasers’ discount of $53.5 million as well as the direct offering costs.

The 11.0% Notes were issued pursuant to an indenture, dated March 12, 2015 (the “2015 Indenture”), among EGC, the Guarantors and U.S. Bank National Association, as trustee (the “Trustee”). The 11.0% Notes are secured by second-priority liens on substantially all of EGC and its subsidiary guarantors’ assets and all of EXXI USA’s equity interests in EGC and its interests in certain assets related to the Grand Isle Assets, in each

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Long-Term Debt  – (continued)

case to the extent such assets secure our Revolving Credit Facility. In the future, the 11.0% Notes may be guaranteed by certain of EGC’s material domestic restricted subsidiaries that incur or guarantee certain indebtedness, including, upon the occurrence of certain events, some or all of EPL and its subsidiaries. The liens securing the 11.0% Notes and the related guarantees are contractually subordinated to the liens on such assets securing our Revolving Credit Facility and any other priority lien debt, to the extent of the value of the collateral securing such obligations, pursuant to the terms of an intercreditor agreement, and to certain other secured indebtedness, to the extent of the value of the assets subject to the liens securing such indebtedness.

The 11.0% Notes are fully and unconditionally guaranteed on a senior basis by the Guarantors and by certain of EGC’s future subsidiaries, except that a guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the 2015 Indenture. EXXI USA also guaranteed the notes on a non-recourse basis limited to the value of equity interests in EGC that it pledges to secure its guarantee and the Grand Isle Assets in which it grants a security interest in to secure its guarantee. Although the 11.0% Notes are guaranteed by the Parent and EXXI USA, the Parent and EXXI USA will not, subject to certain exceptions, be subject to the restrictive covenants in the 2015 Indenture.

On or after September 15, 2017, EGC will have the right to redeem all or some of the 11.0% Notes at specified redemption prices (initially 108.25% of the principal amount, declining to par on or after July 15, 2019), plus accrued and unpaid interest. Prior to September 15, 2017, EGC may redeem up to 35% of the aggregate principal amount of the 11.0% Notes originally issued at a price equal to 111.0% of the aggregate principal amount in an amount not greater than the proceeds of certain equity offerings. In addition, prior to September 15, 2017, EGC may redeem all or part of the 11.0% Notes at a price equal to 100% of their aggregate principal amount plus a make-whole premium and accrued and unpaid interest. EGC will be required to offer to purchase all outstanding 11.0% Notes if a “triggering event” occurs, at a price of 100% of the principal amount of the 11.0% Notes purchased plus accrued and unpaid interest to the date of purchase. For this purpose, a “triggering event” will be deemed to occur (i) on the 30th day prior to the stated maturity date of the 9.25% Senior Notes, if on such date the aggregate outstanding principal amount of all such notes that have not been repurchased, redeemed, discharged, defeased or called for redemption under specified arrangements, exceeds $250.0 million, or (ii) on the 30th day prior to the stated maturity date of the 8.25% Senior Notes, if on such date the aggregate outstanding principal amount of the 8.25% Senior Notes that shall not have been repurchased, redeemed, discharged, defeased or called for redemption under specified arrangements, exceeds $250.0 million. If a change of control, as defined in the 2015 Indenture, occurs, each holder of the 11.0% Notes will have the right to require EGC to repurchase all or any part of their 11.0% Notes at a price equal to 101% of the aggregate principal amount plus accrued and unpaid interest.

The 2015 Indenture restricts EGC’s ability and the ability of its restricted subsidiaries to: (i) transfer or sell assets; (ii) make loans or investments; (iii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iv) incur or guarantee additional indebtedness or issue disqualified capital stock; (v) create or incur certain liens; (vi) incur dividend or other payment restrictions affecting certain subsidiaries; (vii) consummate a merger, consolidation or sale of all or substantially all of EGC’s assets; (viii) enter into transactions with affiliates; and (ix) engage in business other than the oil and gas business. These covenants are subject to a number of important exceptions and qualifications.

8.25% Senior Notes Due 2018

On June 3, 2014, EGC assumed the 8.25% Senior Notes in the EPL Acquisition which consist of $510 million in aggregate principal amount issued under an indenture dated as of February 14, 2011 (the “2011 Indenture”). The 8.25% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis initially by each of EPL’s existing direct and indirect domestic subsidiaries. The 8.25% Senior Notes will mature on February 15, 2018. On April 18, 2014, EPL entered into a supplemental indenture (the “Supplemental Indenture”) to the 2011 Indenture, by and among EPL, the guarantors party

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Long-Term Debt  – (continued)

thereto, and U.S. Bank National Association, as trustee, governing EPL’s 8.25% Senior Notes. EPL entered into the Supplemental Indenture after the receipt of the requisite consents from the holders of the 8.25% Senior Notes in accordance with the Supplemental Indenture. The Supplemental Indenture amended the terms of the 2011 Indenture governing the 8.25% Senior Notes to waive EPL’s obligation to make and consummate an offer to repurchase the 8.25% Senior Notes at 101% of the principal amount thereof plus accrued and unpaid interest. We paid an aggregate cash payment of $1.2 million (equal to $2.50 per $1,000 principal amount of 8.25% Senior Notes for which consents were validly delivered and unrevoked). The 8.25% Senior Notes are callable at 104.125% starting February 15, 2015 with such premium declining to zero by February 15, 2017.

6.875% Senior Notes Due 2024

On May 27, 2014, EGC issued the 6.875% Senior Notes which consist of $650 million in aggregate principal amount due March 15, 2024. On November 25, 2014, we filed a registration statement with the Securities and Exchange Commission (“SEC”) for an offer to exchange the 6.875% Senior Notes with a new series of freely tradable notes having substantially identical terms as the 6.875% Senior Notes. On May 1, 2015, we filed Amendment No. 1 to the registration statement and the registration statement was declared effective by the SEC. The exchange offer commenced on May 4, 2015, and we currently expect to complete the exchange offer in June 2015. EGC incurred underwriting and direct offering costs of approximately $11 million which were capitalized and are being amortized over the life of the 6.875% Senior Notes.

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

3.0% Senior Convertible Notes Due 2018

On November 18, 2013, the Parent sold $400 million face value of 3.0% Senior Convertible Notes due 2018 (the “3.0% Senior Convertible Notes”). The Parent incurred underwriting and direct offering costs of $7.6 million which have been capitalized and are being amortized over the life of the 3.0% Senior Convertible Notes. The 3.0% Senior Convertible Notes are convertible into cash, shares of common stock or a combination of cash and shares of common stock, at the election of the Parent, based on an initial conversion rate of 24.7523 shares of common stock per $1,000 principal amount of the 3.0% Senior Convertible Notes (equivalent to an initial conversion price of approximately $40.40 per share of common stock). The

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Long-Term Debt  – (continued)

conversion rate, and accordingly the conversion price, may be adjusted under certain circumstances as described in the indenture governing the 3.0% Senior Convertible Notes.

Upon conversion, the Parent will be obligated to pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at its election. If the conversion obligation is satisfied solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of common stock, the amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value (as described in the indenture governing the 3.0% Senior Convertible Notes) calculated on a proportionate basis for each trading day in a 25 consecutive trading-day conversion period (as described in the indenture governing the 3.0% Senior Convertible Notes). Upon any conversion, subject to certain exceptions, holders of the 3.0% Senior Convertible Notes will receive interest payable in cash, shares of common stock or a combination of cash and shares of common stock paid or delivered, as the case may be.

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

If the Parent undergoes a fundamental change (as defined in the indenture governing the 3.0% Senior Convertible Notes) prior to maturity, holders of the 3.0% Senior Convertible Notes will have the right, at their option, to require the Parent to repurchase for cash some or all of their notes at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest (including additional interest, if any) to, but excluding, the fundamental change repurchase date.

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

The 7.75% Senior Notes are callable at 103.875% starting June 15, 2015, with such premium declining to zero on June 15, 2017. EGC incurred underwriting and direct offering costs of $3.1 million which were capitalized and are being amortized over the life of the notes.

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

4.14% Promissory Note

In September 2012, we entered into a promissory note of $5.5 million to acquire other property and equipment. Under this note, we are required to make a monthly payment of approximately $52,000 and one lump-sum payment of $3.3 million at maturity in October 2017. This note carries an interest rate of 4.14% per annum.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Long-Term Debt  – (continued)

Derivative Instruments Premium Financing

We finance premiums on derivative instruments that we purchase with our hedge counterparties. Substantially all of our hedge transactions are with lenders under the Revolving Credit Facility. Derivative instruments premium financing is accounted for as debt and this indebtedness is pari passu with borrowings under the Revolving Credit Facility. The derivative instruments premium financing is structured to mature when the derivative instrument settles so that we realize the value, net of derivative instrument premium financing. As of March 31, 2015 and June 30, 2014, our outstanding derivative instruments premium financing discounted at our approximate borrowing cost of 2.5% per annum totaled $16.5 million and $21.0 million, respectively.

Interest Expense

For the three and nine months ended March 31, 2015 and 2014, interest expense consisted of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Revolving Credit Facility	$7,526	$2,782	$21,901	$10,327
11.0% Senior Secured Second Lien Notes due 2020	8,740	—	8,740	—
8.25% Senior Notes due 2018	10,518	—	31,556	—
6.875% Senior Notes due 2024	11,172	—	33,516	—
3.0% Senior Convertible Notes due 2018	2,959	3,000	9,008	4,267
7.50% Senior Notes due 2021	9,375	9,375	28,125	19,167
7.75% Senior Notes due 2019	4,843	4,844	14,531	14,531
9.25% Senior Notes due 2017	17,343	17,344	52,031	52,031
4.14% Promissory Note due 2017	47	53	146	157
Amortization of debt issue cost – Revolving Credit Facility	9,845	603	11,902	2,264
Accretion of original debt issue discount, 11.0% Notes due 2020	418	—	418	—
Amortization of debt issue cost – 11.0% Notes due 2020	327	—	327	—
Amortization of fair value premium – 8.25% Senior Notes due 2018	(2,608)	—	(7,712)	—
Amortization of debt issue cost – 6.875% Senior Notes due 2024	282	—	845	—
Accretion of original debt issue discount, 3.0% Senior Convertible Notes due 2018	2,794	3,132	8,355	4,438
Amortization of debt issue cost – 3.0% Senior Convertible Notes due 2018	358	516	1,070	547
Amortization of debt issue cost – 7.50% Senior Notes due 2021	263	260	788	520
Amortization of debt issue cost – 7.75% Senior Notes due 2019	97	97	291	291
Amortization of debt issue cost – 9.25% Senior Notes due 2017	552	551	1,655	1,655
Derivative instruments financing and other	188	143	710	831
	$85,039	$42,700	$218,203	$111,026

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 — Notes Payable

On June 3, 2014, we entered into a note with AFCO Credit Corporation to finance a portion of our insurance premiums. The note was for a total face amount of $22.0 million and bears interest at an annual rate of 1.723%. The note amortizes over the remaining term of the insurance, which matures May 3, 2015. The balance outstanding as of March 31, 2015 was $4.0 million.

On July 1, 2014 and on August 1, 2014, we entered into two notes with AFCO Credit Corporation to finance a portion of our insurance premiums. The notes were for a total face amount of $4.2 million and bear interest at an annual rate of 1.923%. The notes amortize over the remaining term of the insurance, which mature May 1, 2015. The balance outstanding as of March 31, 2015 was $0.9 million.

Note 9 — Asset Retirement Obligations

The following table describes the changes to our asset retirement obligations (in thousands):

Balance at June 30, 2014	$559,834
Liabilities incurred and true-up to liabilities settled	20,411
Liabilities settled	(77,235)
Liabilities sold	(3,308)
Accretion expense	37,723
Total balance at March 31, 2015	537,425
Less current portion	68,392
Long-term balance at March 31, 2015	$469,033

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

Monetized amounts are recorded in stockholders’ equity as part of AOCI and are recognized in income over the contract life of the underlying hedge contracts.

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

During fiscal year 2015, we monetized certain of our hedge positions and received cash proceeds of approximately $102.4 million and recorded approximately $99.5 million in AOCI as follows (in thousands):

Quarter Ended	Cash Proceeds	Unamortized Premium	Positive Change in Fair Value	Realized Ineffectiveness Gain on Monetization	Amount Recorded in AOCI on Monetization
September 30, 2014	$3,364	$—	$—	$—	$3,364
December 31, 2014	25,873	(4,717)	2,944	—	24,100
March 31, 2015	73,117	—	—	(1,128)	71,989
	$102,354	$(4,717)	$2,944	$(1,128)	$99,453

During the three and nine months ended March 31, 2015, we recognized the following monetized amounts in revenues (in thousands):

Quarter Ended	Three Months	Nine Months
March 31, 2015	$20,223	$21,422
March 31, 2014	$—	$10,300

As of March 31, 2015, we had approximately $78.0 million of monetized amounts remaining in AOCI which will be recognized in income as follows (in thousands):

Quarter Ended	Amount
June 30, 2015	$27,495
September 30, 2015	25,419
December 31, 2015	25,117
$78,031

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Derivative Financial Instruments  – (continued)

As of March 31, 2015, we had the following net open crude oil derivative positions:

				Weighted Average Contract Price
			Volumes (MBbls)	Collars/Put
Remaining Contract Term	Type of Contract	Index		Sub Floor	Floor	Ceiling
April 2015 – December 2015	Three-Way Collars	ARGUS-LLS	5,500	$32.50	$45.00	$75.00
April 2015 – December 2015	Collars	ARGUS-LLS	1,375		80.00	123.38
April 2015 – December 2015	Collars	NYMEX-WTI	413		75.00	85.00
April 2015 – December 2015	Bought Put	NYMEX-WTI	1,053		90.00
April 2015 – December 2015	Sold Put	NYMEX-WTI	(1,053)		90.00
January 2016 – December 2016	Collars	NYMEX-WTI	5,124		51.43	74.70

As of March 31, 2015, we had the following net open natural gas derivative position:

Remaining Contract Term	Type of Contract	Index	Volumes (MMBtu)	Swaps Fixed Price
April 2015 – December 2015	Swaps	NYMEX-HH	1,183	$4.31

The fair values of derivative instruments in our consolidated balance sheets were as follows (in thousands):

	Asset Derivative Instruments				Liability Derivative Instruments
	March 31, 2015		June 30, 2014		March 31, 2015		June 30, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity Derivative Instruments designated as hedging instruments:
Derivative financial instruments	Current	$104,660	Current	$16,829	Current	$51,838	Current	$47,912
	Non-Current	20,860	Non-Current	9,595	Non-Current	11,164	Non-Current	10,866
Commodity Derivative Instruments not designated as hedging instruments:
Derivative financial instruments	Current	—	Current	551	Current	—	Current	—
	Non-Current	—	Non-Current	—	Non-Current	—	Non-Current	—
Total Gross Derivative Commodity Instruments subject to enforceable master netting agreement		125,520		26,975		63,002		58,778
Derivative financial instruments	Current	(51,838)	Current	(15,955)	Current	(51,838)	Current	(15,955)
	Non-Current	(11,093)	Non-Current	(6,560)	Non-Current	(11,093)	Non-Current	(6,560)
Gross amounts offset in Balance Sheets		(62,931)		(22,515)		(62,931)		(22,515)
Net amounts presented in Balance Sheets	Current	52,822	Current	1,425	Current	—	Current	31,957
	Non-Current	9,767	Non-Current	3,035	Non-Current	71	Non-Current	4,306
		$62,589		$4,460		$71		$36,263

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Derivative Financial Instruments  – (continued)

The effect of derivative instruments on our consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Location of (Gain) Loss in Income Statement
Cash Settlements, net of amortization of purchased put premiums:
Oil sales	$(54,915)	$4,686	$(98,208)	$7,819
Natural gas sales	(659)	2,334	(2,128)	(3,893)
Total cash settlements	(55,574)	7,020	(100,336)	3,926
Commodity Derivative Instruments designated as hedging instruments:
(Gain) loss on derivative financial instruments
Ineffective portion of commodity derivative instruments	3,060	(268)	(1,631)	7,407
Commodity Derivative Instruments not designated as hedging instruments:
(Gain) loss on derivative financial instruments
Realized mark to market (gain) loss	(1,128)	70	(785)	(1,150)
Unrealized mark to market (gain) loss	—	(7)	179	701
Total (gain) loss on derivative financial instruments	1,932	(205)	(2,237)	6,958
Total (gain) loss	$(53,642)	$6,815	$(102,573)	$10,884

The cash flow hedging relationship of our derivative instruments was as follows (in thousands):

Location of (Gain) Loss	Amount of (Gain) Loss on Derivative Instruments Recognized in Other Comprehensive (Income) Loss, net of tax (Effective Portion)	Amount of (Gain) Loss on Derivative Instruments Reclassified from Other Comprehensive (Income) Loss, net of tax (Effective Portion)	Amount of (Gain) Loss on Derivative Instruments Reclassified from Other Comprehensive (Income) Loss (Ineffective Portion)
Three Months Ended March 31, 2015
Commodity Derivative Instruments	$23,766	$—	$—
Revenues	—	(39,632)	—
Gain on derivative financial instruments	—	—	3,060
Total (gain) loss	$23,766	$(39,632)	$3,060
Three Months Ended March 31, 2014
Commodity Derivative Instruments	$338	$—	$—
Revenues	—	2,354	—
Loss on derivative financial instruments	—	—	(268)
Total (gain) loss	$338	$2,354	$(268)

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Derivative Financial Instruments  – (continued)

Location of (Gain) Loss	Amount of (Gain) Loss on Derivative Instruments Recognized in Other Comprehensive (Income) Loss, net of tax (Effective Portion)	Amount of (Gain) Loss on Derivative Instruments Reclassified from Other Comprehensive (Income) Loss, net of tax (Effective Portion)	Amount of (Gain) Loss on Derivative Instruments Reclassified from Other Comprehensive (Income) Loss (Ineffective Portion)
Nine Months Ended March 31, 2015
Commodity Derivative Instruments	$(105,836)	$—	$—
Revenues	—	(74,221)	—
Gain on derivative financial instruments	—	—	(1,631)
Total (gain) loss	$(105,836)	$(74,221)	$(1,631)
Nine Months Ended March 31, 2014
Commodity Derivative Instruments	$31,346	$—	$—
Revenues	—	(7,854)	—
Loss on derivative financial instruments	—	—	7,407
Total (gain) loss	$31,346	$(7,854)	$7,407

Components of Other Comprehensive Income representing all of the reclassifications out of AOCI to net income for the periods presented (in thousands):

	Before Tax	After Tax	Location Where Consolidated Net Income is Presented
Three months ended March 31, 2015
Unrealized gain on derivatives at beginning of period	$(167,887)	$(109,126)
Unrealized change in fair value	(27,470)	(17,856)
Ineffective portion reclassified to earnings during the period	3,060	1,989	(Gain) Loss on derivative financial instruments
Realized amounts reclassified to earnings during the period	60,973	39,632	Revenues
Unrealized gain on derivatives at the end of period	$(131,324)	$(85,361)
Three months ended March 31, 2014
Unrealized loss on derivatives at beginning of period	$6,856	$4,456
Unrealized change in fair value	3,874	2,518
Ineffective portion reclassified to earnings during the period	268	174	(Gain) Loss on derivative financial instruments
Realized amounts reclassified to earnings during the period	(3,622)	(2,354)	Revenues
Unrealized loss on derivatives at end of period	$7,376	$4,794

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Derivative Financial Instruments  – (continued)

	Before Tax	After Tax	Location Where Consolidated Net Income is Presented
Nine months ended March 31, 2015
Unrealized loss on derivatives at beginning of period	$31,500	$20,475
Unrealized change in fair value	(275,378)	(178,996)
Ineffective portion reclassified to earnings during the period	(1,632)	(1,061)	(Gain) Loss on derivative financial instruments
Realized amounts reclassified to earnings during the period	114,186	74,221	Revenues
Unrealized gain on derivatives at the end of period	$(131,324)	$(85,361)
Nine months ended March 31, 2014
Unrealized gain on derivatives at beginning of period	$(40,851)	$(26,552)
Unrealized change in fair value	28,734	18,677
Ineffective portion reclassified to earnings during the period	7,407	4,815	(Gain) Loss on derivative financial instruments
Realized amounts reclassified to earnings during the period	12,086	7,854	Revenues
Unrealized loss on derivatives at end of period	$7,376	$4,794

The amount expected to be reclassified from AOCI to net income in the next 12 months is a gain of $120.3 million ($78.2 million net of tax) on our commodity hedges. The estimated and actual amounts are likely to vary significantly due to changes in market conditions.

We monitor the creditworthiness of our counterparties. However, we are not able to predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Possible actions would be to transfer our position to another counterparty or request a voluntary termination of the derivative contracts resulting in a cash settlement. Should one of our financial counterparties not perform, we may not realize the benefit of some of our derivative instruments under lower commodity prices and could incur a loss. At March 31, 2015, we had no deposits for collateral with our counterparties.

Note 11 — Income Taxes

We are a Bermuda company and are generally not subject to income tax in Bermuda. We operate through our various subsidiaries in the United States; accordingly, income taxes have been provided based upon U.S. tax laws and rates as they apply to our current ownership structure. We estimate our annual effective tax rate for the current fiscal year and apply it to interim periods; however, during the second quarter of fiscal year 2015, we recorded a goodwill impairment charge of $329 million (see Note 4 — Goodwill of Notes to Consolidated Financial Statements in this Quarterly Report). In light of the form of the transaction related to the EPL Acquisition on June 3, 2014, the goodwill recognized as a result of the EPL Acquisition during fiscal year 2014 did not have tax basis. Therefore, the goodwill impairment is nondeductible for federal and state income tax purposes. Currently, our estimated annual effective tax/(benefit) rate is approximately (35.3)% excluding the effect of the goodwill impairment charge. For purposes of computing our interim provision (benefit) for income taxes, the goodwill impairment charge is treated as a discrete item in the quarter in which it occurred. Our actual effective tax/(benefit) rates for the three and nine months ended March 31, 2015 were (36.5)% and (26.7)%, respectively. The variance from the U.S. statutory rate of 35% is primarily due to two elements: (i) the impairment of goodwill and (ii) a decrease to the statutory rate due to the presence of common permanent difference items (such as non-deductible compensation, meals and entertainment expenses) and non-U.S. activity in our Bermuda parent that is ineligible for U.S. tax benefit. Additionally, our Bermuda companies continue to record income tax expense reflecting 30% U.S. withholding tax on any interest (and

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 — Income Taxes  – (continued)

interest equivalent) accrued on indebtedness of the U.S. companies held by the Bermuda companies. We have accrued an additional withholding obligation of $7.8 million for the nine months ended March 31, 2015.

Under Louisiana law, companies are required to file tax returns on a separate company basis; as such, EPL and EGC will not file a combined nor consolidated Louisiana income tax return. Our valuation allowance of $23.8 million relates to Energy XXI’s separate company Louisiana net operating loss (“NOL”) carryovers that we do not currently believe, on a more likely-than-not basis, will be realized in future years due to the current focus on offshore operations. However, an intercompany transaction generated current year Louisiana-only taxable income this period; thus we have released $3.0 million of previously recorded Louisiana valuation allowance as a discrete item this quarter. No valuation allowance has been (or is expected to be) recorded with respect to any Louisiana NOLs generated by EPL, or on consolidated U.S. federal NOL carryovers, since management believes that there is sufficient future taxable income available arising from the future reversal of existing temporary differences previously recorded attributable to the excess of the book carrying value of oil and gas properties over their corresponding tax bases. Management is not relying on other sources of possible future taxable income in concluding that no valuation allowance is needed on EPL’s Louisiana NOLs or consolidated U.S federal NOL carryovers.

During the nine months ended March 31, 2015, we made cash withholding tax payments of $0.8 million on management fees paid to our Bermuda entities. While we have not made a cash income tax payment during the nine months ended March 31, 2015, in light of expected income in this fiscal year and subsequent years, estimated tax payments for Alternative Minimum Tax (“AMT”) in subsequent quarters may be required. We expect any AMT payment to be fully creditable against future regular tax obligations; thus, these AMT payments have no impact on our estimated annual effective tax rate.

On January 12, 2015, the U.S. Internal Revenue Service (“IRS”) formally notified us that they had completed their examination of our U.S. federal income tax return for the year ended June 30, 2013, and that no changes were proposed to the tax reported (zero) or any tax attribute carried forward.

Note 12 — Stockholders’ Equity

Common Stock

Our common stock trades on the NASDAQ under the symbol “EXXI.” Our shareholders are entitled to one vote for each share of common stock held on all matters to be voted on by shareholders. We have 200,000,000 authorized common shares, par value of $0.005 per share.

We paid cash dividends of $0.01 and $0.25 per share to holders of our common stock during the three and nine months ended March 31, 2015, respectively. We paid cash dividends of $0.12 and $0.36 per share to holders of our common stock during the three and nine months ended March 31, 2014, respectively.

On May 5, 2015 the Board of Directors declared a dividend of $.01 per common share payable on June 12, 2015 to holders of record on May 29, 2015.

Pursuant to the stock repurchase program approved by our Board of Directors in May 2013, through June 30, 2014, we paid $166.8 million to repurchase 6,639,363 shares of our common stock at a weighted average price per share, excluding fees, of $25.14. As of March 31, 2015, $83.2 million remains available for repurchase under the share repurchase program. We do not intend to repurchase any additional shares of our common stock at this time.

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

The 5.625% Preferred Stock is convertible into 9.8353 shares of the Company’s common stock at the conversion rate and price in effect on the conversion date. The conversion rate is subject to adjustment as set forth in Section 7 of the 5.625% Preferred Stock Certificate of Designation. At March 31, 2015, the conversion rate was 10.4772 common shares per preferred share. On or after December 15, 2013, the Company may cause the 5.625% Preferred Stock to be automatically convertible into common stock at the then prevailing conversion rate if, for at least 20 trading days in a period of 30 consecutive trading days, the daily average price of the Company’s common stock equals or exceeds 130% of the then-prevailing conversion price.

The 7.25% Preferred Stock is convertible into 8.77192 shares of the Company’s common stock at the conversion rate and price in effect on the conversion date. The conversion rate is subject to adjustment as set forth in Section 7 of the 7.25% Preferred Stock Certificate of Designation. At March 31, 2015, the conversion rate was 9.3177 common shares per preferred share. On or after December 15, 2014, the Company may cause the 7.25% Preferred Stock to be automatically convertible into common stock at the then prevailing conversion rate if, for at least 20 trading days in a period of 30 consecutive trading days, the daily average price of the Company’s common stock equals or exceeds 150% of the then-prevailing conversion price.

Conversions of Preferred Stock

During the nine months ended March 31, 2015, we canceled and converted a total of 5,000 shares of our 7.25% Preferred Stock into a total of 46,472 shares of common stock using a conversion rate of 9.2940 common shares per preferred share. During the nine months ended March 31, 2015, we also canceled and converted one share of our 5.625% Preferred Stock into 11 shares of common stock using a conversion rate of 10.2409 common shares per preferred share.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 — Stockholders’ Equity  – (continued)

During the nine months ended March 31, 2014, we canceled and converted a total of 428 shares of our 5.625% Preferred Stock into a total of 4,288 shares of common stock using a conversion rate ranging from 10.0147 to 10.0579 common shares per preferred share.

Note 13 — Supplemental Cash Flow Information

The following table presents our supplemental cash flow information (in thousands):

	Nine Months Ended March 31,
	2015	2014
Cash paid for interest	$170,582	$64,061
Cash paid for income taxes	840	3,362

The following table presents our non-cash investing and financing activities (in thousands):

	Nine Months Ended March 31,
	2015	2014
Financing of insurance premiums	$931	$2,355
Derivative instruments premium financing	12,025	3,493
Additions to property and equipment by recognizing asset retirement obligations	20,411	38,513

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

Performance Units

Units issued through Fiscal Year 2014.  For fiscal 2014, 2013 and 2012, we also awarded performance units. Of the total performance units awarded, 25% are time-based performance units (“Time-Based Performance Units”) and 75% are Total Shareholder Return Performance-Based Units (“TSR Performance-Based Units”). Both the Time-Based Performance Units and TSR Performance-Based Units vest equally over a three-year period.

Time-Based Performance Units.  The amount due to the employee at the vesting date is equal to the grant date unit value of $5.00 plus the appreciation in the stock price over the performance period, multiplied by the number of units that vest. For the fiscal years 2012, 2013 and 2014 grants, the initial stock prices were $33.20, $24.50, and $22.48 respectively.

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

Changes for Fiscal 2015 Performance Unit Grants.  For the performance unit awards granted in fiscal 2015, the Remuneration Committee of the Board of Directors has determined to change the performance measure within the Incentive Plan from absolute TSR to relative TSR compared to a performance peer group. Under this plan, executives will receive no payout for TSR performance below the 25th percentile, a 50% payout for TSR performance at the 25th percentile, a 100% payout for TSR performance at the median, and 200% payout for performance at or above the 75th percentile. Payouts under this plan are capped at target if absolute total shareholder return is negative. In addition, the Remuneration Committee has decided to eliminate the use of a $5 notional unit and instead will denominate units based on the stock price on the grant date. The Remuneration Committee also decided to eliminate the make-up feature for the fiscal 2015 awards. The awards for fiscal 2015 have continued to be granted 25% in the form of Time-Based Performance Unit awards and 75% in the form of TSR Performance-Based Unit awards.

We recognized compensation expense (benefit) related to our outstanding Restricted Stock Units and Performance Units as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Restricted Stock Units	$6,124	$1,974	$10,102	$10,303
Performance Units	838	(1,780)	(4,770)	11,048
Total compensation expense recognized	$6,962	$194	$5,332	$21,351

As of March 31, 2015, we had 4,481,074 unvested Restricted Stock Units and 2,469,250 Time-Based Performance Units and 822,000 TSR Performance Based Units.

Non-Executive Director Compensation.  On November 7, 2011, the Remuneration Committee approved the director compensation program which provides for an annual stock award of $175,000 worth of shares. The equity retainer is paid in Common Shares in an amount equivalent to $175,000 using our closing stock price on the date of the Annual General Meeting, which represents the grant date fair value computed in accordance with FASB Accounting Standards Codification Topic 718. For the fiscal year 2015, each director (except our two recently appointed directors) was awarded 26,396 Common Shares based on a $6.63 closing price on the date of the 2014 Annual General Meeting. Our two recently appointed directors were awarded a pro-rated amount based on their service as directors beginning on December 15, 2014, which awards totaled 63,406 Common Shares each based on a $2.45 closing price on the date of appointment of December 15, 2014. The shares will vest on the date of the 2015 Annual General Meeting. See Note 15 — Related Party Transactions for information regarding Restricted Stock Units and consulting fees paid to one of the recently appointed directors for his services as our Interim Chief Strategic Officer.

Note 15 — Related Party Transactions

We have a 20% interest in EXXI M21K and account for this investment using the equity method. EXXI M21K is the guarantor of a $100 million line of credit entered into by M21K. See Note 6 — Equity Method Investments of Notes to Consolidated Financial Statements in this Quarterly Report.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15 — Related Party Transactions  – (continued)

We have provided a guarantee related to the payment of asset retirement obligations and other liabilities by M21K for the EP Energy property acquisition estimated at $65 million and $1.8 million, respectively. For the LLOG Exploration acquisition, we guaranteed payment of asset retirement obligations by M21K estimated at $36.7 million. For the Eugene Island 330 and South Marsh Island 128 properties purchase, we guaranteed payment of asset retirement obligation by M21K estimated at $18.6 million. For these guarantees, M21K has agreed to pay us $6.3 million, $3.3 million and $1.7 million, respectively, over a period of three years from the respective acquisition dates. For the three and nine months ended March 31, 2015, we have received $0.9 million and $2.8 million, respectively, related to such guarantees. For the three and nine months ended March 31, 2014, we received $0.8 million and $2.2 million, respectively, related to such guarantees.

Prior to the LLOG Exploration acquisition, EGC received a management fee of $0.83 per BOE produced for the EP Energy property acquisition for providing administrative assistance in carrying out M21K operations. In conjunction with the LLOG Exploration acquisition, on September 1, 2013, this fee was increased to $1.15 per BOE produced. However, after the Eugene Island 330 and South Marsh Island 128 properties were purchased on April 1, 2014, this fee was reduced to $0.98 per BOE produced. For the three and nine months ended March 31, 2015, EGC received management fees of $0.7 million and $2.1 million, respectively. For the three and nine months ended March 31, 2014, EGC received management fees of $1.0 million and $2.8 million, respectively.

On April 1, 2014, EXXI GOM sold its interest in the Eugene Island 330 and the South Marsh Island 128 properties to M21K and on June 3, 2014, it sold 100% of its interests in the South Pass 49 field to EPL. See Note 3 — Acquisitions and Dispositions of Notes to Consolidated Financial Statements in this Quarterly Report.

In order to enhance our ability to pursue alternative financing structures, our Board of Directors appointed one of its members, James LaChance, to serve as our interim Chief Strategic Officer. In that position, Mr. LaChance has pursued discussions with our lenders and noteholders to improve our available capital, leverage ratios and average debt maturity, as directed by our Chief Executive Officer, in consultation with the Board. In light of the significant increase in the amount of time Mr. LaChance is required to spend performing in this new role, on February 23, 2015, we and Mr. LaChance entered into an interim Chief Strategic Officer consulting agreement (the “Consulting Agreement”), with an effective date of January 15, 2015. Under the Consulting Agreement, Mr. LaChance will be paid $200,000 per month for his services as interim Chief Strategic Officer. For the three and nine months ended March 31, 2015, we paid Mr. LaChance consulting fees of $0.5 million under the Consulting Agreement.

In accordance with the Consulting Agreement and based on certain objective criteria as set forth therein, Mr. LaChance received a success fee of $5.3 million in connection with the issuance of the 11.0% Notes, which amount reflects the number of restricted stock units (“RSUs”) awarded at the closing stock price of $3.24 on March 12, 2015. In accordance with the terms of the Consulting Agreement, fifty percent of the success fee was required to be paid to Mr. LaChance in the form of cash-settled RSUs, and Mr. LaChance elected to receive the remaining 50% of the success fee in the form of RSUs on the same terms, subject to certain limitations. On March 12, 2015, Mr. LaChance was awarded 1,644,737 RSUs based on a price of $3.04 per share, which is the value weighted average price of our common stock for the period from December 1, 2014 through January 31, 2015, as defined by the Consulting Agreement. The RSUs will generally be settled in cash on the 12-month anniversary of the issuance of the 11.0% Notes. The RSUs will be settled earlier if, prior to that 12-month anniversary, a change of control occurs or, subject to certain limitations, if Mr. LaChance is no longer serving on the Board of Directors. On the RSU settlement date, Mr. LaChance will have the option to receive all or part of his RSU cash settlement in shares of our common stock, valued at the closing price on the settlement date. Additionally, the Board may award up to an additional $1 million to Mr. LaChance, based upon qualitative factors to be determined by the Board.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15 — Related Party Transactions  – (continued)

The term of the Consulting Agreement is six months unless terminated earlier upon 30 days’ notice by either party or upon the closing of financing transactions, and may be extended by mutual agreement. Mr. LaChance’s duties as interim Chief Strategic Officer are separate from, and in addition to, his responsibilities as a member of the Board of Directors, and as a result of compensation received for that role, Mr. LaChance is no longer considered an independent director.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net income (loss)	$(584,317)	$7,292	$(964,599)	$60,926
Preferred stock dividends	2,862	2,872	8,605	8,617
Net income (loss) available for common stockholders	$(587,179)	$4,420	$(973,204)	$52,309
Weighted average shares outstanding for basic EPS	94,408	70,437	94,076	73,415
Add dilutive securities	—	65	—	78
Weighted average shares outstanding for diluted EPS	94,408	70,502	94,076	73,493
Earnings (loss) per share
Basic	$(6.22)	$0.06	$(10.34)	$0.71
Diluted	$(6.22)	$0.06	$(10.34)	$0.71

For the three and nine months ended March 31, 2015, 8,777,374 and 8,582,708 common stock equivalents, respectively, were excluded from the diluted average shares due to an anti-dilutive effect. For the three and nine months ended March 31, 2014, 8,293,757 and 8,290,039 common stock equivalents, respectively, were excluded from the diluted average shares due to an anti-dilutive effect.

Note 17 — Commitments and Contingencies

Litigation.  We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our consolidated financial position, results of operations or cash flows.

Litigation Related to Merger

In March and April, 2014, three alleged EPL stockholders (the “plaintiffs”) filed three separate class action lawsuits in the Court of Chancery of the State of Delaware on behalf of EPL stockholders against EPL, its directors, Energy XXI, EGC, a Delaware corporation and an indirect wholly owned subsidiary of Energy XXI (“OpCo”), and Clyde Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of OpCo (“Merger Sub” and collectively, the “defendants”). The Court of Chancery of the State of Delaware consolidated these lawsuits on May 5, 2014. The consolidated lawsuit is styled In re EPL Oil & Gas Inc. Shareholders Litigation, C.A. No. 9460-VCN, in the Court of Chancery of the State of Delaware (the “lawsuit”).

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 17 — Commitments and Contingencies  – (continued)

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

Subsequent Event.  In April 2015, we received letters from the Bureau of Ocean Energy Management (the “BOEM”) stating that certain of our subsidiaries no longer qualify for waiver of certain supplemental bonding requirements for potential offshore decommissioning, plugging and abandonment liabilities. The letters notified us that certain of our subsidiaries must provide supplemental financial assurance and/or bonding for their offshore oil and gas leases, rights-of-way, and rights-of-use and easements that require supplemental bonding. The BOEM has indicated the amount of such required supplemental bonding totals approximately $1.0 billion, which amount is currently being negotiated by us. We are currently evaluating the impact of these BOEM letters on our future consolidated financial position, results of operations and cash flow.

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

For cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities and notes payable, the carrying amounts approximate fair value due to the short-term nature or maturity of the instruments. For the 11.0% Notes, 9.25% Senior Notes, 8.25% Senior Notes, 7.75% Senior Notes, 7.5% Senior Notes, 6.875% Senior Notes and 3.0% Senior Convertible Notes, the fair value is estimated based on quoted prices in a market that is not an active market, which are Level 2 inputs within the fair value hierarchy. The carrying value of the Revolving Credit Facility approximates its fair value because the interest rate is variable and reflective of market rates, which are Level 2 inputs within the fair value hierarchy.

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

During the nine months ended March 31, 2015, we did not have any transfers from or to Level 3. The following table sets forth our Level 1 and Level 2 financial assets and liabilities that are accounted for at fair value on a recurring basis (in thousands):

	Level 1		Level 2
	As of March 31, 2015	As of June 30, 2014	As of March 31, 2015	As of June 30, 2014
Assets:
Oil and natural gas derivatives	$—	$—	$125,520	$26,975
Liabilities:
Oil and natural gas derivatives	$—	$—	$63,002	$58,778
Restricted stock units	8,237	9,425	—	—
Time-based performance units	1,558	3,698	—	—
Total liabilities	$9,795	$13,123	$63,002	$58,778

The following table sets forth the carrying values and estimated fair values of our long-term indebtedness which are classified as Level 2 financial instruments (in thousands):

	March 31, 2015		June 30, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit facility	$150,000	$150,000	$689,000	$689,000
11% Senior Secured Second Lien Notes due 2020	1,396,957	1,384,750	—	—
8.25% Senior Notes due 2018	542,855	379,761	550,566	545,700
6.875% Senior Notes due 2024	650,000	234,000	650,000	663,000
3.0% Senior Convertible Notes due 2018	351,342	119,000	342,986	396,780
7.5% Senior Notes due 2021	500,000	192,415	500,000	541,250
7.75% Senior Notes due 2019	250,000	108,233	250,000	269,480
9.25% Senior Notes due 2017	750,000	518,295	750,000	806,630
	$4,591,154	$3,086,454	$3,732,552	$3,911,840

The 11.0% Notes, the 8.25% Senior Notes, the 6.875% Senior Notes, and the 7.5% Senior Notes each contain an option to redeem up to 35% of the aggregate principal amount of the respective notes outstanding with the net cash proceeds of certain equity offerings. Such options are considered embedded derivatives and are classified as Level 3 financial instruments for which the estimated fair values at March 31, 2015 are not material.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18 — Fair Value of Financial Instruments  – (continued)

The following table describes the changes in our Level 3 financial instruments (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Liabilities:
Performance-based performance units
Balance at beginning of period	$109	$10,077	$6,910	$6,778
Vested	—	—	—	(7,188)
Grants charged to general and administrative expense	266	(2,587)	(6,535)	7,900
Balance at end of period	$375	$7,490	$375	$7,490

Note 19 — Prepayments and Accrued Liabilities

Prepayments and accrued liabilities consist of the following (in thousands):

	March 31, 2015	June 30, 2014
Prepaid expenses and other current assets
Advances to joint interest partners	$8,219	$10,336
Insurance	7,432	37,088
Inventory	7,849	7,020
Royalty deposit	10,490	12,262
Other	5,618	5,824
Total prepaid expenses and other current assets	$39,608	$72,530
Accrued liabilities
Advances from joint interest partners	3,087	2,667
Employee benefits and payroll	27,595	43,480
Interest payable	56,220	26,490
Accrued hedge payable	1,145	7,874
Undistributed oil and gas proceeds	20,146	34,473
Severance taxes payable	892	8,014
Other	8,489	10,528
Total accrued liabilities	$117,574	$133,526

Note 20 — Supplemental Guarantor Information

Our indirect, 100% wholly owned subsidiary, EGC, issued $650 million of its 6.875% Senior Notes due 2024 on May 27, 2014, $500 million of its 7.5% Senior Notes due 2021 on September 26, 2013, $750 million of its 9.25% Senior Notes due 2017 on December 17, 2010 and $250 million of its 7.75% Senior Notes due 2019 on February 25, 2011, each of which has been registered, or in the case of the 6.875% Senior Notes due 2024, will be registered. These notes are jointly, severally, fully and unconditionally guaranteed by the Bermuda parent company and each of EGC’s existing and future material domestic subsidiaries other than EPL and its subsidiaries, except that a guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the above senior note indentures. These customary circumstances include: when a guarantor is declared “unrestricted” for covenant purposes, when the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied, when the guarantor is sold or sells all of its assets or the guarantor no longer guarantees any obligations under EGC’s Revolving Credit Facility. When securities that are guaranteed are issued in a registered offering, Rule 3-10 of Regulation S-X of the SEC requires the issuer and guarantors to file separate financial

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 20 — Supplemental Guarantor Information  – (continued)

statements. We meet the conditions in Rule 3-10 to report information about the assets, results of operations and comprehensive income (loss) and cash flows of the parent, subsidiary issuer and subsidiary guarantors using an alternative approach, which is to include in a footnote to our financial statements, condensed consolidating financial information for the same periods as those presented in our financial statements.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 20 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)

	March 31, 2015
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
ASSETS
Current Assets
Cash and cash equivalents	$48,383	$559,249	$—	$—	$(5,608)	$602,024
Accounts receivable
Oil and natural gas sales	—	—	63,105	26,083	(5,269)	83,919
Joint interest billings	—	1,949	—	14,263	(36)	16,176
Other	—	18,914	—	6,822	(492)	25,244
Prepaid expenses and other current assets	491	17,585	—	21,789	(257)	39,608
Deferred income taxes	—	—	—	16,959	—	16,959
Derivative financial instruments	—	49,916	—	2,906	—	52,822
Total Current Assets	48,874	647,613	63,105	88,822	(11,662)	836,752
Property and Equipment
Oil and natural gas properties, net	—	—	2,267,634	2,377,053	1,127,629	5,772,316
Other property and equipment, net	—	—	—	22,759	—	22,759
Total Property and Equipment, net	—	—	2,267,634	2,399,812	1,127,629	5,795,075
Other Assets
Derivative financial instruments	—	9,767	—	—	—	9,767
Equity investments	948,501	1,561,021	—	4,786,096	(7,270,568)	25,050
Intercompany receivables	117,080	1,940,761	—	—	(2,057,841)	—
Restricted cash	—	—	—	6,024	—	6,024
Deferred income taxes	—	117,157	—	288,221	(405,378)	—
Other assets and debt issuance costs, net	177,229	72,370	1	4,549	(170,991)	83,158
Total Other Assets	1,242,810	3,701,076	1	5,084,890	(9,904,778)	123,999
Total Assets	$1,291,684	$4,348,689	$2,330,740	$7,573,524	$(8,788,811)	$6,755,826
LIABILITIES
Current Liabilities
Accounts payable	$—	$43,149	$64,862	$96,001	$(11,540)	$192,472
Accrued liabilities	4,985	49,661	15,754	129,688	(82,514)	117,574
Notes payable	—	4,949	—	—	—	4,949
Deferred income taxes	—	—	—	—	—	—
Asset retirement obligations	—	—	39,969	28,423	—	68,392
Current maturities of long-term debt	—	13,285	—	3,997	—	17,282
Total Current Liabilities	4,985	111,044	120,585	258,109	(94,054)	400,669
Long-term debt, less current maturities	351,342	3,156,957	—	1,258,471	(171,000)	4,595,770
Deferred income taxes	22,927	—	—	—	346,758	369,685
Asset retirement obligations	—	50	247,677	221,306	—	469,033
Derivative financial instruments	—	71	—	—	—	71
Intercompany payables	—	21	1,845,596	299,946	(2,145,563)	—
Other liabilities	—	5,331	—	2,837	—	8,168
Total Liabilities	379,254	3,273,474	2,213,858	2,040,669	(1,968,748)	5,843,396
Stockholders’ Equity
Preferred stock
7.25% Convertible perpetual preferred stock	—	—	—	—	—	—
5.625% Convertible perpetual preferred stock	1	—	—	—	—	1
Common stock	471	1	—	12	(13)	471
Additional paid-in capital	1,842,919	2,018,666	273,129	7,144,307	(9,436,102)	1,842,919
Accumulated earnings (deficit)	(1,016,322)	(1,028,573)	(156,247)	(1,700,615)	2,885,435	(1,016,322)
Accumulated other comprehensive (loss) income	85,361	85,121	—	89,151	(174,272)	85,361
Total Stockholders’ Equity	912,430	1,075,215	116,882	5,532,855	(6,724,952)	912,430
Total Liabilities and Stockholders’ Equity	$1,291,684	$4,348,689	$2,330,740	$7,573,524	$(8,788,811)	$6,755,826

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
(Unaudited)

Note 20 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended March 31, 2015
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenues
Crude oil sales	$—	$53,745	$102,147	$78,614	$(1,986)	$232,520
Natural gas sales	—	—	14,812	12,860	—	27,672
Total Revenues	—	53,745	116,959	91,474	(1,986)	260,192
Costs and Expenses
Lease operating	—	(401)	57,943	50,513	55	108,110
Production taxes	—	9	624	904	—	1,537
Gathering and transportation	—	—	3,726	—	—	3,726
Depreciation, depletion and amortization	—	—	106,824	76,093	7,257	190,174
Accretion of asset retirement obligations	—	—	6,537	5,569	—	12,106
Impairment of oil and natural gas properties	—	—	870,520	300,280	(430,859)	739,941
General and administrative expense	1,246	5,285	15,897	14,693	—	37,121
Loss (gain) on derivative financial instruments	—	1,353	—	579	—	1,932
Total Costs and Expenses	1,246	6,246	1,062,071	448,631	(423,547)	1,094,647
Operating Income (Loss)	(1,246)	47,499	(945,112)	(357,157)	421,561	(834,455)
Other Income (Expense)
Income from equity method investees	(580,532)	(907,233)	—	(670,088)	2,155,207	(2,646)
Other income (expense) – net	5,085	5,220	—	4,437	(13,511)	1,231
Interest expense	(6,111)	(70,832)	—	(21,607)	13,511	(85,039)
Total Other Expense	(581,558)	(972,845)	—	(687,258)	2,155,207	(86,454)
Income (Loss) Before Income Taxes	(582,804)	(925,346)	(945,112)	(1,044,415)	2,576,768	(920,909)
Income Tax Expense (Benefit)	1,513	(257,903)	—	(549,362)	469,160	(336,592)
Net Income (Loss)	(584,317)	(667,443)	(945,112)	(495,053)	2,107,608	(584,317)
Preferred Stock Dividends	2,862	—	—	—	—	2,862
Net Income (Loss) Available for Common Stockholders	$(587,179)	$(667,443)	$(945,112)	$(495,053)	$2,107,608	$(587,179)
Comprehensive Income (Loss)	—	—	—	—	—
Net Income (Loss)	$(584,317)	$(667,443)	$(945,112)	$(495,053)	$2,107,608	$(584,317)
Other Comprehensive Income (Loss), net	(23,765)	(19,456)	—	(4,310)	23,765	(23,766)
Comprehensive Income (Loss)	$(608,082)	$(686,899)	$(945,112)	$(499,363)	$2,131,373	$(608,083)

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 20 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended March 31, 2014
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenues
Crude oil sales	$—	$(4,685)	$254,640	$—	$—	$249,955
Natural gas sales	—	(2,334)	37,562	—	—	35,228
Total Revenues	—	(7,019)	292,202	—	—	285,183
Costs and Expenses
Lease operating	—	(94)	83,718	—	—	83,624
Production taxes	—	11	1,079	—	—	1,090
Gathering and transportation	—	—	5,700	—	—	5,700
Depreciation, depletion and amortization	—	—	99,028	871	—	99,899
Accretion of asset retirement obligations	—	—	6,066	—	—	6,066
General and administrative expense	1,218	354	19,878	2,758	—	24,208
Loss (gain) on derivative financial instruments	—	(205)	—	—	—	(205)
Total Costs and Expenses	1,218	66	215,469	3,629	—	220,382
Operating Income (Loss)	(1,218)	(7,085)	76,733	(3,629)	—	64,801
Other Income (Expense)
Income from equity method investees	10,322	119,412	—	130,126	(260,971)	(1,111)
Other income (expense) – net	4,950	499	—	(63,709)	59,127	867
Interest expense	(6,522)	(34,589)	(1,505)	(9,057)	8,973	(42,700)
Total Other Income (Expense)	8,750	85,322	(1,505)	57,360	(192,871)	(42,944)
Income (Loss) Before Income Taxes	7,532	78,237	75,228	53,731	(192,871)	21,857
Income Tax Expense (Benefit)	1,293	12,117	—	1,155	—	14,565
Net Income (Loss)	6,239	66,120	75,228	52,576	(192,871)	7,292
Preferred Stock Dividends	2,872	—	—	—	—	2,872
Net Income (Loss) Available for Common Stockholders	$3,367	$66,120	$75,228	$52,576	$(192,871)	$4,420
Comprehensive Income (Loss)
Net Income (Loss)	$6,239	$66,120	$75,228	$52,576	$(192,871)	$7,292
Other Comprehensive Income (Loss), net	(338)	(2,497)	—	2,159	338	(338)
Comprehensive Income (Loss)	$5,901	$63,623	$75,228	$54,735	$(192,533)	$6,954

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 20 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Nine Months Ended March 31, 2015
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenues
Crude oil sales	$—	$72,630	$472,870	$382,162	$(1,986)	$925,676
Natural gas sales	—	800	54,672	40,030	—	95,502
Total Revenues	—	73,430	527,542	422,192	(1,986)	1,021,178
Costs and Expenses
Lease operating	—	(401)	206,517	163,890	55	370,061
Production taxes	—	25	2,702	4,166	—	6,893
Gathering and transportation	—	—	17,685	—	—	17,685
Depreciation, depletion and amortization	—	—	300,653	239,937	(11,817)	528,773
Accretion of asset retirement obligations	—	—	19,875	17,848	—	37,723
Impairment of oil and natural gas properties	—	—	870,520	983,148	(1,113,727)	739,941
Goodwill impairment	—	—	—	329,293	—	329,293
General and administrative expense	4,741	8,995	46,162	31,392	—	91,290
Loss (gain) on derivative financial instruments	—	(2,872)	—	635	—	(2,237)
Total Costs and Expenses	4,741	5,747	1,464,114	1,770,309	(1,125,489)	2,119,422
Operating Income (Loss)	(4,741)	67,683	(936,572)	(1,348,117)	1,123,503	(1,098,244)
Other Income (Expense)
Income from equity method investees	(952,245)	(1,214,968)	—	(1,029,169)	3,192,998	(3,384)
Other income (expense) – net	15,401	6,189	—	13,397	(31,814)	3,173
Interest expense	(18,432)	(166,758)	(2,914)	(61,913)	31,814	(218,203)
Total Other Expense	(955,276)	(1,375,537)	(2,914)	(1,077,685)	3,192,998	(218,414)
Income (Loss) Before Income Taxes	(960,017)	(1,307,854)	(939,486)	(2,425,802)	4,316,501	(1,316,658)
Income Tax Expense (Benefit)	4,582	(282,069)	—	(826,709)	752,137	(352,059)
Net Income (Loss)	(964,599)	(1,025,785)	(939,486)	(1,599,093)	3,564,364	(964,599)
Preferred Stock Dividends	8,605	—	—	—	—	8,605
Net Income (Loss) Available for Common Stockholders	$(973,204)	$(1,025,785)	$(939,486)	$(1,599,093)	$3,564,364	$(973,204)
Comprehensive Income (Loss)
Net Income (Loss)	$(964,599)	$(1,025,785)	$(939,486)	$(1,599,093)	$3,564,364	$(964,599)
Other Comprehensive Income (Loss), net	105,836	95,513	—	10,323	(105,836)	105,836
Comprehensive Income (Loss)	$(858,763)	$(930,272)	$(939,486)	$(1,588,770)	$3,458,528	$(858,763)

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 20 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Nine Months Ended March 31, 2014
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenues
Crude oil sales	$—	$(7,819)	$809,233	$—	$—	$801,414
Natural gas sales	—	3,893	101,284	—	—	105,177
Total Revenues	—	(3,926)	910,517	—	—	906,591
Costs and Expenses
Lease operating	—	(950)	264,126	—	—	263,176
Production taxes	—	38	3,639	—	—	3,677
Gathering and transportation	—	—	17,023	—	—	17,023
Depreciation, depletion and amortization	—	—	301,001	2,627	—	303,628
Accretion of asset retirement obligations	—	—	20,817	—	—	20,817
General and administrative expense	4,106	671	56,053	4,748	—	65,578
Loss (gain) on derivative financial instruments	—	6,958	—	—	—	6,958
Total Costs and Expenses	4,106	6,717	662,659	7,375	—	680,857
Operating Income (Loss)	(4,106)	(10,643)	247,858	(7,375)	—	225,734
Other Income (Expense)
Income from equity method investees	62,863	283,441	—	123,707	(475,536)	(5,525)
Other income (expense) – net	14,783	1,469	—	13,366	(27,316)	2,302
Interest expense	(9,252)	(96,998)	(4,537)	(27,555)	27,316	(111,026)
Total Other Income (Expense)	68,394	187,912	(4,537)	109,518	(475,536)	(114,249)
Income (Loss) Before Income Taxes	64,288	177,269	243,321	102,143	(475,536)	111,485
Income Tax Expense (Benefit)	4,415	48,037		(1,893)		50,559
Net Income (Loss)	59,873	129,232	243,321	104,036	(475,536)	60,926
Preferred Stock Dividends	8,617					8,617
Net Income (Loss) Available for Common Stockholders	$51,256	$129,232	$243,321	$104,036	$(475,536)	$52,309
Comprehensive Income (Loss)
Net Income (Loss)	$59,873	$129,232	$243,321	$104,036	$(475,536)	$60,926
Other Comprehensive Income (Loss), net	(31,346)	(31,082)	—	(264)	31,346	(31,346)
Comprehensive Income (Loss)	$28,527	$98,150	$243,321	$103,772	$(444,190)	$29,580

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 20 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended March 31, 2015
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
Cash Flows From Operating Activities
Net income (loss)	$(964,599)	$(1,025,785)	$(939,486)	$(1,599,093)	$3,564,364	$(964,599)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	—	300,653	239,937	(11,817)	528,773
Impairment of oil and natural gas properties	—	—	870,520	983,148	(1,113,727)	739,941
Goodwill impairment	—	—	—	329,293	—	329,293
Deferred income tax expense	3,742	(282,068)	—	(826,709)	752,136	(352,899)
Change in derivative financial instruments
Proceeds from sale of derivative instruments	—	97,794	—	4,560	—	102,354
Other – net	—	(2,775)	—	(21,703)	—	(24,478)
Accretion of asset retirement obligations	—	—	19,875	17,848	—	37,723
Loss from equity method investees	952,245	1,214,968	—	1,029,169	(3,192,998)	3,384
Amortization and write-off of debt issuance costs and other	9,426	16,173	—	(7,657)	—	17,942
Stock-based compensation	3,271	—	—	—	—	3,271
Changes in operating assets and liabilities						—
Accounts receivable	9	(17,130)	65,712	13,456	116	62,163
Prepaid expenses and other current assets	(261)	10,120	607	22,472	—	32,938
Settlement of asset retirement obligations	—	—	(38,211)	(39,024)	—	(77,235)
Accounts payable and accrued liabilities	(11,243)	(319,321)	9,527	88,011	(45,213)	(278,239)
Net Cash Provided by (Used in) Operating Activities	(7,410)	(308,024)	289,197	233,708	(47,139)	160,332
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	—	—	(301)	—	—	(301)
Capital expenditures	—	(171)	(104,383)	(407,748)	—	(512,302)
Insurance payments received	—	—	2,600	69	—	2,669
Change in equity method investments	—	—	—	12,642	—	12,642
Intercompany investment	(50,000)	50,000	—	153,000	(153,000)	—
Transfers from restricted cash	—	—	325	—	—	325
Proceeds from the sale of properties	—	—	7,093	—	—	7,093
Other	—	—	—	185	—	185
Net Cash (Used in) Investing Activities	(50,000)	49,829	(94,666)	(241,852)	(153,000)	(489,689)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	2,187	—	—	—	—	2,187
Dividends to shareholders – common	(23,492)	—	(194,531)	—	194,531	(23,492)
Dividends to shareholders – preferred	(8,605)	—	—	—	—	(8,605)
Proceeds from long-term debt	—	2,261,572	—	325,000	—	2,586,572
Payments on long-term debt	—	(1,407,209)	—	(322,146)	—	(1,729,355)
Debt issuance costs	—	(40,642)	—	(1,090)	—	(41,732)
Net Cash Provided by (Used in) Financing Activities	(29,910)	813,721	(194,531)	1,764	194,531	785,575
Net Decrease in Cash and Cash Equivalents	(87,320)	555,526	—	(6,380)	(5,608)	456,218
Cash and Cash Equivalents, beginning of period	135,703	3,723	—	6,380	—	145,806
Cash and Cash Equivalents, end of period	$48,383	$559,249	$—	$—	$(5,608)	$602,024

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 20 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended March 31, 2014
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
Cash Flows From Operating Activities
Net income (loss)	$59,873	$129,232	$243,321	$104,036	$(475,536)	$60,926
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	—	301,001	2,627	—	303,628
Deferred income tax expense	(16,883)	(25,213)	—	89,293	—	47,197
Change in derivative financial instruments
Proceeds from sale of derivative instruments	—	24,677	—	(24,677)	—	—
Other – net	—	(4,157)	—	3,608	—	(549)
Accretion of asset retirement obligations	—	—	20,817	—	—	20,817
Loss from equity method investees	(62,863)	(283,441)	—	(123,707)	475,536	5,525
Amortization and write-off of debt issuance costs and other	4,985	4,698	—	32	—	9,715
Stock-based compensation	5,292	—	—	—	—	5,292
Changes in operating assets and liabilities
Accounts receivable	—	233,460	3,453	(1,006)	(215,356)	20,551
Prepaid expenses and other current assets	(194)	26,971	(331)	1,684	—	28,130
Settlement of asset retirement obligations	—	—	(46,269)	—	—	(46,269)
Accounts payable and accrued liabilities	(6,520)	(436,388)	253,554	(36,520)	216,827	(9,047)
Net Cash Provided by (Used in) Operating Activities	(16,310)	(330,161)	775,546	15,370	1,471	445,916
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	—	—	(35,082)	—	—	(35,082)
Capital expenditures	—	16,618	(589,018)	(2,424)	—	(574,824)
Change in equity method investments	—	—	—	(11,694)	—	(11,694)
Transfers to restricted cash	—	—	(325)	—	—	(325)
Proceeds from the sale of properties	—	—	1,748	—	—	1,748
Other	—	—	570	54	—	624
Net Cash Used in (Provided by) Investing Activities	—	16,618	(622,107)	(14,064)	—	(619,553)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	3,844	—	—	—	—	3,844
Discount on convertible debt allocated to additional paid-in capital	63,432	—	—	—	—	63,432
Repurchase of company common stock	(30,824)	—	(153,439)	—	—	(184,263)
Dividends to shareholders – common	(26,238)	—	—	—	—	(26,238)
Dividends to shareholders – preferred	(8,617)	—	—	—	—	(8,617)
Proceeds from long-term debt	336,568	1,703,191	—	—	—	2,039,759
Payments on long-term debt	—	(1,391,068)	—	(311)	—	(1,391,379)
Debt issuance costs	(9,364)	(9,835)	—	—	—	(19,199)
Net Cash Provided by (Used in) Financing Activities	328,801	302,288	(153,439)	(311)	—	477,339
Net Decrease in Cash and Cash Equivalents	312,491	(11,255)	—	995	1,471	303,702
Cash and Cash Equivalents, beginning of period	1,334	—	—	137	(1,471)	—
Cash and Cash Equivalents, end of period	$313,825	$(11,255)	$—	$1,132	$—	$303,702

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Energy XXI Ltd and its wholly owned subsidiaries (“Energy XXI”, “us”, “we”, “our”, or “the Company”) is an independent oil and natural gas exploration and production company. We were originally formed and incorporated in July 2005 as an exempted company under the laws of Bermuda to serve as a vehicle for the acquisition of oil and gas reserves and related assets. In October 2005, we completed a $300 million initial public offering of our common stock and warrants on the Alternative Investment Market of the London Stock Exchange (“AIM”). On August 1, 2007, our common stock was admitted for trading on The NASDAQ Capital Market and on August 12, 2011, our common stock was admitted for trading on the Nasdaq Global Select Market (“NASDAQ”) under the symbol “EXXI”.

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

Our acquisitions since our inception in 2005 have been primarily oil-focused and have provided us access to 767,445 net acres, ownership in 258 blocks, existing infrastructure to facilitate our growth and 16,036 square miles of 3D seismic data. The acquisition of EPL Oil & Gas, Inc. (“EPL”) on June 3, 2014 (the “EPL Acquisition”) significantly increased our scope of operation. The EPL assets are located on the GoM Shelf, which we are currently integrating into our existing portfolio on the GoM Shelf.

We exploit our properties through production optimization, technology application, infill drilling, and extensive field studies of the primary reservoirs to maximize production and identify oil weighted opportunities that enable us to maintain a large inventory of exploitation opportunities while continuing to drill in these prolific large oil reservoirs.

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

Outlook

Consistent with our business strategy, we intend to invest the capital necessary to maintain our production at existing levels over the long-term, provided that it is economical to do so based on the commodity price environment. Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. Oil prices declined severely during the second quarter of our 2015 fiscal year, with continued lower prices in the third fiscal quarter of 2015. The posted price per barrel for West

Texas intermediate light sweet crude oil, or WTI, for the period from January 1, 2014 to March 31, 2015 ranged from a high of $107.95 to a low of $43.39, a decrease of 59.8%, and the NYMEX natural gas price per MMBtu for the period January 1, 2014 to March 31, 2015 ranged from a high of $6.15 to a low of $2.50, a decrease of 59.3%. As of April 30, 2015, the spot market price for WTI was $59.63.

During January 2015, we monetized our existing calendar 2015 ICE Brent three-way collars and Argus-LLS put spreads for total net proceeds of approximately $73.1 million. Additionally, we repositioned our calendar 2015 hedging portfolio by putting on Argus-LLS three-way collars, and we entered into NYMEX WTI collars to hedge a portion of our calendar 2016 production at the current commodity prices, which will provide us price protection against further decline in oil prices. Subsequent to these transactions, we have price protection under our hedging portfolio on approximately 27,000 barrels of crude oil per day representing approximately 70% of our estimated crude oil production volumes through December 2015 and price protection on approximately 14,000 barrels of crude oil per day representing approximately 40% of our estimated crude oil production volumes in calendar 2016 under our hedging portfolio, which includes financially settled puts, put spreads, zero-cost collars and three-way collars. See Note 10 — Derivative Financial Instruments of Notes to Consolidated Financial Statements in this Quarterly Report for a detailed discussion of our hedging program.

The recent declines in oil prices have adversely affected our financial position and results of operations and the quantities of oil and natural gas reserves that we can economically produce. At March 31, 2015, we recognized a ceiling test write-down of our oil and natural gas properties totaling $739.9 million. The write-down did not impact our cash flows from operating activities but did increase our net loss and reduce stockholders’ equity. If the current low commodity price environment or downward trend in oil prices continues, there is a reasonable likelihood that we could incur further impairment to our full cost pool in fiscal 2015 and 2016 based on the average oil and natural gas price calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the previous 12-month period under the SEC pricing methodology.

As of March 31, 2015, we have estimated our net proved oil and natural gas reserves using NYMEX forward strip pricing as of April 29, 2015 and estimated costs as of March 31, 2015 based, in part, on recent January and February 2015 field estimates at 216,618 MBOE as compared to 246,198 MBOE as of June 30, 2014 based on SEC pricing. These estimated reserves were prepared by our internal reservoir engineers which have not been audited by NSAI and reflect an approximate 20% reduction in capital and lease operating expenses as compared to the capital and lease operating expenses used in calculating our estimated proved reserves as of June 30, 2014, due primarily to pricing and cost reductions in response to recent declines in crude oil and natural gas prices, synergies from the EPL Acquisition and improvements in operating practices. These reserve estimates also reflect actual production for the nine months ended March 31, 2015 and the rescheduling or write off of certain of our reserves as a result of lower oil and gas prices and reductions in our capital expenditure budget as compared to our June 30, 2014 reserve report, as well as prioritization of other opportunities in 2015. Our development schedule is now more evenly weighted over five years, as opposed to the schedule assumed for the June 30, 2014 reserve report, which assumed the substantial majority of our proved undeveloped reserves would be developed in the first three years. No significant additions of new reserves subsequent to June 30, 2014 are included in our internal estimates, and we only revised our prior estimates in our internal reserves when supported by additional production data, newly acquired data, or continued field studies. We are currently in the process of finalizing our long range plan or strategic plan for the next 3 years and the estimated reserves as of March 31, 2015 may be further adjusted as warranted based on our long range plan, expected capital availability and drilling cost environment.

In addition, in April 2015, we received letters from the Bureau of Ocean Energy Management (the “BOEM”) stating that certain of our subsidiaries no longer qualify for waiver of certain supplemental bonding requirements for potential offshore decommissioning, plugging and abandonment liabilities. The letters notified us that certain of our subsidiaries must provide supplemental financial assurance and/or bonding for their offshore oil and gas leases, rights-of-way, and rights-of-use and easements that require supplemental bonding. The BOEM has indicated the amount of such required supplemental bonding totals approximately $1.0 billion, which amount is currently being negotiated by us. We are currently evaluating the impact of the BOEM letters on our future consolidated financial position, results of operations and cash flow.

We intend to continue to work with the BOEM staff to resolve this matter, and we have already undertaken a number of initiatives to mitigate our potential liability resulting from the waiver disqualification and to limit the amount of required supplemental bonding by ensuring we have received credit for all of the plugging and abandonment work completed to date as well as counting our existing bonds with third parties and certain letters of credit against the BOEM bonding request. If we are unable to obtain the additional required bonds or assurances requested, the BOEM may require any of our operations on federal leases to be suspended or terminated, which would materially and adversely affect our financial condition, cash flows and results of operations.

If we experience sustained periods of low prices for oil and natural gas, it will likely have a further material adverse effect on our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.

We recently have taken several actions to improve our liquidity position. On March 12, 2015, our wholly-owned subsidiary, Energy XXI Gulf Coast, Inc. (“EGC”) closed its private placement of $1.45 billion in aggregate principal amount of 11.0% Senior Secured Second Lien Notes due 2020 (the “11.0% Notes”) for net proceeds of $1.35 billion, after deducting the initial purchasers’ discount and direct offering costs paid by us. Of the net proceeds, $836 million was used to reduce our outstanding borrowings on our second amended and restated first lien credit agreement (the “First Lien Credit Agreement” or “Revolving Credit Facility”) to $150 million, with the remaining amount available for general corporate purposes, including funding a portion of our capital expenditure program for fiscal year 2015. In connection with the issuance of the 11.0% Notes, we amended our Revolving Credit Facility, to, among other things, reduce the total borrowing base availability to $500 million and make certain modifications to the existing financial covenants. See “— Liquidity and Capital Resources” for more information regarding our Revolving Credit Facility.

In addition, in connection with and following the EPL Acquisition, we have taken several actions to reduce our capital needs, improve our liquidity position and allow us to focus on our core business and the integration of EPL, including:

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

We intend to continue to focus on integrating operations to realize consolidation benefits and maximize returns on existing assets by deploying capital resources on lower risk development drilling in the fields where we have previously enjoyed success, and reducing capital commitments on exploration and other activities that do not provide incremental production, while we seek to improve cash flow and pay down debt. We have also seen a significant and continuing reduction in rig rates and drilling costs, which should allow us to spend less capital drilling our development wells than in prior periods. Jack-up rig rates, for example, have fallen by 35 – 50% in recent months and other service providers are similarly cutting their rates. We believe that these reduced costs and our improved liquidity as a result of our $1.45 billion private bond offering will allow us to sustain a significant capital program in the near to medium term.

In addition, to further accelerate the reduction in leverage, we are pursuing potential arrangements with third parties to monetize certain midstream assets. There can be no assurance any of these discussions or transactions will prove successful.

Operational Highlights

Ultra-Deep and Salt Play Activity

Our partnership with the operator Freeport McMoRan Oil & Gas, LLC (formerly McMoRan Exploration Company and now acquired by Freeport-McMoRan, Inc.) retains a leading acreage position in the emerging Inboard Lower Tertiary and Cretaceous gas trend, located in the GoM Shelf and onshore South Louisiana. We have participated in eight projects to date, both offshore and onshore, with our participations ranging from approximately 9% to 23%. This emerging exploration trend focuses on the subsalt Lower Wilcox and Cretaceous sections. The operator announced on December 24, 2014, that the Highlander well completed a successful production test. The production test, which was performed in the Cretaceous/Tuscaloosa section, indicated a flow rate of approximately 43.5 million cubic feet of natural gas per day (“MMCf/d”), on a  22/64th choke with flowing tubing pressure of 11,880 pounds per square inch. The operator and its partners commenced production in late February 2015. On February 20, 2015, the operator announced the results of additional testing on the Highlander discovery. The production test performed in the Cretaceous/Tuscaloosa section, utilized expanded testing equipment and indicated a flow rate of 75 MMCf/d. The operator announced on March 16, 2015, that following production testing, independent reserve engineers provided estimates of gross proved reserves totaling approximately 38 billion cubic feet (“Bcf”) of natural gas associated with the initial well. Independent reserve engineers estimates of proved, probable and possible reserves for the initial well totaled approximately 197 Bcf gross of natural gas. In addition, based on work performed to date, independent reserve engineers estimate additional gross resources for the Highlander field exceeding 2 trillion cubic feet gross. A second well location has been identified and future plans will be determined pending review of performance of the first well. The operator has identified multiple prospects in the Highlander area which provide opportunities for future development of the field and controls rights to more than 50,000 gross acres. The Highlander discovery well was drilled to a total depth of approximately 29,400 feet in the third quarter of our fiscal year 2014. Wireline log and core data obtained from the Wilcox and Cretaceous sand packages indicated favorable reservoir characteristics with approximately 150 feet of net pay.

The Davy Jones No. 2 well was determined to be non-commercial in the Tuscaloosa and Wilcox Sands area and is temporarily plugged and abandoned.

On February 1, 2013, we entered into an Exploration Agreement (the “Exploration Agreement”) with Apache Corporation (“Apache”) to jointly participate in exploration of oil and gas pay sands associated with salt dome structures on the central GoM Shelf. We have a 25% participation interest in the Exploration Agreement, which expires on February 1, 2018. The area of mutual interest under this Exploration Agreement includes several salt domes within a 135 block area. Our share of cost to acquire seismic data over a two-year seismic shoot phase is currently estimated to be approximately $37.5 million of which approximately $33.7 million was incurred through March 31, 2015. We expect to complete 3D wide azimuth (“WAZ”) seismic data processing and take delivery of final products in June 2015.

Known Trends and Uncertainties

Ceiling Test Write-down.  During the three months ended March 31, 2015, we recognized a write-down of our oil and natural gas properties. If the current low commodity price environment or downward trend in oil prices continues, there is a reasonable likelihood that we could incur further impairment to our full cost pool in fiscal 2015 and 2016.

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

Operational Information

	Quarter Ended
Operating Highlights	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(In thousands, except per unit amounts)
Operating revenues
Crude oil sales	$177,606	$279,163	$370,155	$294,974	$254,641
Natural gas sales	27,012	32,345	34,561	34,508	37,562
Hedge gain (loss)	55,574	46,247	(1,485)	(5,348)	(7,020)
Total revenues	260,192	357,755	403,231	324,134	285,183
Percentage of operating revenues from crude oil
Prior to hedge gain (loss)	87%	90%	91%	90%	87%
Including hedge gain (loss)	89%	91%	91%	89%	88%
Operating expenses
Lease operating expense
Insurance expense	8,828	11,233	11,022	8,357	6,410
Workover and maintenance	10,773	13,130	29,416	14,408	17,797
Direct lease operating expense	88,509	95,003	102,147	79,806	59,417
Total lease operating expense	108,110	119,366	142,585	102,571	83,624
Production taxes	1,537	2,263	3,093	1,750	1,090
Gathering and transportation	3,726	4,771	9,188	6,509	5,700
DD&A	190,174	177,333	161,266	119,691	99,899
Impairment of oil and natural gas properties	739,941	—	—	—	—
Goodwill impairment	—	329,293	—	—	—
General and administrative	37,121	27,745	26,424	30,824	24,208
Other – net	14,038	11,912	9,536	8,112	5,861
Total operating expenses	1,094,647	672,683	352,092	269,457	220,382
Operating income (loss)	$(834,455)	$(314,928)	$51,139	54,677	64,801
Sales volumes per day
Natural gas (MMcf)	110.4	96.5	100.7	84.8	83.7
Crude oil (MBbls)	41.6	41.8	41.8	32.0	28.4
Total (MBOE)	60.0	57.9	58.6	46.1	42.3
Percent of sales volumes from crude oil	69%	72%	71%	69%	67%
Average sales price
Natural gas per Mcf	2.72	3.64	$3.73	4.47	4.98
Hedge gain (loss) per Mcf	0.06	0.09	0.02	(0.02)	(0.31)
Total natural gas per Mcf	$2.78	$3.73	$3.75	$4.45	$4.67

	Quarter Ended
Operating Highlights	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(In thousands, except per unit amounts)
Crude oil per Bbl	47.49	72.56	96.28	101.45	99.71
Hedge gain (loss) per Bbl	14.68	11.82	(0.43)	(1.78)	(1.83)
Total crude oil per Bbl	$62.17	$84.38	$95.85	$99.67	$97.88
Total hedge gain (loss) per BOE	10.30	8.68	$(0.28)	$(1.28)	$(1.83)
Operating revenues per BOE	$48.22	$67.15	$74.84	$77.28	$74.85
Operating expenses per BOE
Lease operating expense
Insurance expense	1.64	2.11	2.05	1.99	1.68
Workover and maintenance	2.00	2.46	5.46	3.44	4.67
Direct lease operating expense	16.40	17.83	18.96	19.03	15.59
Total lease operating expense per BOE	20.04	22.40	26.47	24.46	21.94
Production taxes	0.28	0.42	0.57	0.42	0.29
Gathering and transportation	0.69	0.90	1.71	1.55	1.50
DD&A	35.24	33.29	29.93	28.54	26.22
Impairment of oil and natural gas properties	137.12	—	—	—	—
Goodwill impairment	—	61.81	—	—	—
General and administrative	6.88	5.21	4.90	7.35	6.35
Other – net	2.60	2.23	1.77	1.93	1.54
Total operating expenses per BOE	202.85	126.26	65.35	64.25	57.84
Operating income (loss) per BOE	$(154.63)	$(59.11)	$9.49	$13.03	$17.01

Results of Operations

Three Months Ended March 31, 2015 Compared With the Three Months Ended March 31, 2014.

Our consolidated net loss available for common stockholders for the three months ended March 31, 2015 was $587.2 million or $6.22 diluted net loss per common share (“per share”) as compared to consolidated net income available for common stockholders of $4.4 million or $0.06 per share for the three months ended March 31, 2014. This decrease was primarily due to higher costs and expenses including impairment of oil and natural gas properties, lower oil and natural gas sales prices and higher interest expense partially offset by higher crude oil and natural gas sales volumes.

Revenue Variances

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2015	2014
		(In thousands)
Crude oil(1)	$232,520	$249,955	$(17,435)	-7.0%
Natural gas(1)	27,672	35,228	(7,556)	(21.4)%
Total Revenues	$260,192	$285,183	$(24,991)	-8.8%

(1)	Includes the impact of hedging activities.

Revenues

Our consolidated revenues decreased $25.0 million in the third quarter of fiscal 2015 as compared to the same period in the prior fiscal year. Lower revenues were primarily due to lower commodity sales prices partially offset by higher sales volumes as a result of the EPL Acquisition. Revenue variances related to commodity prices and sales volumes are presented in the following table and described below.

Price and Volume Variances

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)	Revenue Increase (Decrease)
	2015	2014
					(In thousands)
Price Variance(1)
Crude oil sales prices (per Bbl)(1)	$62.17	$97.88	$(35.71)	(36.5)%	$(90,985)
Natural gas sales prices (per Mcf)(1)	2.78	4.67	(1.89)	(40.5)%	(14,217)
Total price variance					(105,202)
Volume Variance
Crude oil sales volumes (MBbls)	3,740	2,554	1,186	46.4%	73,550
Natural gas sales volumes (MMcf)	9,938	7,537	2,401	31.9%	6,661
BOE sales volumes (MBOE)	5,396	3,810	1,586	41.6%
Percent of BOE from crude oil	69%	67%
Total volume variance					80,211
Total price and volume variance					$(24,991)

(1)	Includes the impact of hedging activities.

Price Variances

Commodity prices are one of the key drivers of our earnings and net operating cash flow. Lower commodity prices decreased revenues by $105.2 million in the third quarter of fiscal 2015 as compared to the same period in the prior fiscal year. Average crude oil prices, including a $14.68 gain per barrel related to hedging activities, decreased $35.71 per barrel in the third quarter of fiscal 2015, resulting in lower revenues of $91.0 million. Average natural gas prices, including a $0.06 gain per Mcf related to hedging activities, decreased $1.89 per Mcf during the third quarter of fiscal 2015, resulting in lower revenues of $14.2 million. Commodity prices are affected by many factors that are outside of our control and we cannot accurately predict future commodity prices. Depressed commodity prices over an extended period of time could result in reduced cash from operating activities, potentially causing us to further reduce our capital expenditure program. Reductions in our capital expenditures could result in a reduction of production volumes.

Volume Variances

Sales volumes are another key driver of our earnings and net operating cash flow. Crude oil sales volumes increased 13.2 MBbls per day in the third quarter of fiscal 2015 as compared to the same period in the prior fiscal year, resulting in higher revenues of $73.6 million. Natural gas sales volumes were also higher in the third quarter of 2015, increasing 26.7 MMcf per day in the third quarter of fiscal 2015 as compared to the same period in the prior fiscal year, resulting in higher revenues of $6.7 million. The increase in sales volumes in the third quarter of fiscal 2015 was primarily due to production from assets acquired in the EPL Acquisition.

Costs and Expenses and Other (Income) Expense

	Three Months Ended March 31,				Increase (Decrease) Total $
	2015		2014
	Total $	Per BOE	Total $	Per BOE
	(In thousands, except per unit amounts)
Cost and expenses
Lease operating expense
Insurance expense	$8,828	$1.64	$6,410	$1.68	$2,418
Workover and maintenance	10,773	2.00	17,797	4.67	(7,024)
Direct lease operating expense	88,509	16.40	59,417	15.59	29,092
Total lease operating expense	108,110	20.04	83,624	21.94	24,486
Production taxes	1,537	0.28	1,090	0.29	447
Gathering and transportation	3,726	0.69	5,700	1.50	(1,974)
DD&A	190,174	35.24	99,899	26.22	90,275
Accretion of asset retirement obligations	12,106	2.24	6,066	1.59	6,040
Impairment of oil and natural gas properties	739,941	137.12	—	—	739,941
General and administrative	37,121	6.88	24,208	6.35	12,913
(Gain) loss on derivative financial instruments	1,932	0.36	(205)	(0.05)	2,137
Total costs and expenses	$1,094,647	$202.85	$220,382	$57.84	$874,265
Other (income) expense
Loss from equity method investees	$2,646	$0.49	$1,111	$0.29	$1,535
Other income-net	(1,231)	(0.23)	(867)	(0.23)	(364)
Interest expense	85,039	15.76	42,700	11.21	42,339
Total other (income) expense	$86,454	$16.02	$42,944	$11.27	$43,510

Costs and expenses increased $874.3 million in the third quarter of fiscal 2015 as compared to the same period in the prior fiscal year, principally due to the impairment of oil and gas properties of $739.9 million. We also had higher DD&A expense, lease operating expense, general and administrative expense and accretion of asset retirement obligations, principally due to the EPL Acquisition and other factors discussed further below.

At the end of each quarter, we compare the present value of estimated future net cash flows from proved reserves (computed using the unweighted arithmetic average of the first-day-of-the-month historical price for each month within the previous 12-month period discounted at 10%, plus the lower of cost or fair market value of unproved properties and excluding cash flows related to estimated abandonment costs) to our full cost pool of oil and natural gas properties, net of related deferred taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of these oil and gas properties exceed the estimated discounted future net cash flows, we are required to write-down the value of our oil and natural gas properties to the value of the discounted cash flows. As a result of our ceiling test at March 31, 2015, we recognized a ceiling test impairment of our oil and natural gas properties totaling $739.9 million.

DD&A expense increased $90.3 million in the third quarter of fiscal 2015 as compared to the same period in the prior fiscal year. DD&A expense increased $55.9 million as a result of higher net production. This was coupled with an increase in the DD&A per BOE rate of $9.02, which increased DD&A expense by $34.4 million. The increase in the DD&A rate in the third quarter of fiscal 2015 was due to the EPL Acquisition, the reclassification of exploratory wells in progress to evaluated properties during the quarter and a reduction in proved reserve estimates.

Accretion of asset retirement obligations increased $6.0 million in the third quarter of fiscal 2015 as compared to the same period in the prior fiscal year. This increase was principally due to accretion of asset retirement obligations assumed in connection with the EPL Acquisition.

General and administrative expense increased $12.9 million in the third quarter of fiscal 2015 as compared to the same period in the prior fiscal year, primarily due to employee-related costs including stock-based compensation and consulting fees associated with the integration of EPL.

Interest expense increased $42.3 million in the third quarter of fiscal 2015 as compared to the same period in the prior fiscal year, principally due to debt incurred and assumed in connection with the EPL Acquisition, the issuance of the 11.0% Notes and the write-off of a portion of the deferred debt issue costs associated with our Revolving Credit Facility. On a per unit of production basis, interest expense increased 40.6%, from $11.21 per BOE to $15.76 per BOE.

Income Tax Expense

The income tax expense in the third quarter of fiscal 2015 is computed based on our estimated annual effective tax/(benefit) rate for the full fiscal year. Excluded from the annual estimated effective rate is the effect of the goodwill impairment charge recorded in the second quarter of fiscal 2015 which is treated as a discrete item for purposes of computing our interim provision (benefit) for income taxes. We recorded income tax benefit of $336.6 million in the third quarter of fiscal 2015 compared to income tax expense of $14.6 million in the third quarter of fiscal 2014. The effective income tax/(benefit) rate for the third quarter of fiscal 2015 is (36.5%) as compared to 66.6% for the third quarter of fiscal 2014. The decrease in the tax rate is primarily due to the decrease in common permanent difference items (such as non-deductible compensation, meals and entertainment expenses) and non-U.S. activity in our Bermuda parent that is ineligible for U.S. tax benefit. See Note 11 — Income Taxes of Notes to Consolidated Financial Statements in this Quarterly Report.

Nine Months Ended March 31, 2015 Compared With the Nine Months Ended March 31, 2014.

Our consolidated net loss available for common stockholders for the nine months ended March 31, 2015 was $973.2 million or $10.34 diluted net loss per share as compared to consolidated net income available for common stockholders of $52.3 million or $0.71 per share for the nine months ended March 31, 2014. This decrease was primarily due to higher costs and expenses including impairment of oil and gas properties, impairment of goodwill, lower oil and natural gas sales prices and higher interest expense partially offset by higher crude oil and natural gas sales volumes.

Revenue Variances

	Nine Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2015	2014
		(In thousands)
Crude oil(1)	$925,676	$801,414	$124,262	15.5%
Natural gas(1)	95,502	105,177	(9,675)	(9.2)%
Total Revenues	$1,021,178	$906,591	$114,587	12.6%

(1)	Includes the impact of hedging activities.

Revenues

Our consolidated revenues increased $114.6 million in the first nine months of fiscal 2015 as compared to the same period in the prior fiscal year. Higher revenues were primarily due to higher crude oil sales volumes as a result of the EPL Acquisition partially offset by lower commodity sales prices. Revenue variances related to commodity prices and sales volumes are presented in the following table and described below.

Price and Volume Variances

	Nine Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)	Revenue Increase (Decrease)
	2015	2014
					(In thousands)
Price Variance(1)
Crude oil sales prices (per Bbl)(1)	$80.97	$99.30	$(18.33)	(18.5)%	$(147,867)
Natural gas sales prices (per Mcf)(1)	3.40	4.20	(0.80)	(19.0)%	(20,044)
Total price variance					(167,911)
Volume Variance
Crude oil sales volumes (MBbls)	11,432	8,070	3,362	41.7%	272,129
Natural gas sales volumes (MMcf)	28,079	25,032	3,047	12.2%	10,369
BOE sales volumes (MBOE)	16,112	12,242	3,870	31.6%
Percent of BOE from crude oil	71%	66%
Total volume variance					282,498
Total price and volume variance					$114,587

(1)	Includes the impact of hedging activities.

Price Variances

Lower commodity prices decreased revenues by $167.9 million in the first nine months of fiscal 2015 as compared to the same period in the prior fiscal year. Average crude oil prices, including a $8.64 gain per barrel related to hedging activities, decreased $18.33 per barrel in the first nine months of fiscal 2015, resulting in lower revenues of $147.9 million. Average natural gas prices, including a $0.06 gain per Mcf related to hedging activities, decreased $0.80 per Mcf during the first nine months of fiscal 2015, resulting in lower revenues of $20.0 million.

Volume Variances

Crude oil sales volumes increased 12.3 MBbls per day in the first nine months of fiscal 2015, resulting in higher revenues of $272.1 million. Natural gas sales volumes were also higher in the first nine months of fiscal 2015, increasing 11.1 MMcf per day in the first nine months of fiscal 2015 as compared to the same period in the prior fiscal year, resulting in higher revenues of $10.4 million. The increase in sales volumes in the first nine months of fiscal 2015 was primarily due to production from assets acquired in the EPL Acquisition.

Costs and Expenses and Other (Income) Expense

	Nine Months Ended March 31,				Increase (Decrease) Total $
	2015		2014
	Total $	Per BOE	Total $	Per BOE
	(In thousands, except per unit amounts)
Cost and expenses
Lease operating expense
Insurance expense	$31,083	$1.93	$22,826	$1.86	$8,257
Workover and maintenance	53,319	3.31	52,073	4.25	1,246
Direct lease operating expense	285,659	17.73	188,277	15.38	97,382
Total lease operating expense	370,061	22.97	263,176	21.49	106,885
Production taxes	6,893	0.43	3,677	0.30	3,216
Gathering and transportation	17,685	1.10	17,023	1.39	662
DD&A	528,773	32.82	303,628	24.80	225,145
Accretion of asset retirement obligations	37,723	2.34	20,817	1.70	16,906
Impairment of oil and natural gas properties	739,941	45.93	—	—	739,941
Goodwill impairment	329,293	20.44	—	—	329,293
General and administrative	91,290	5.67	65,578	5.36	25,712
(Gain) loss on derivative financial instruments	(2,237)	(0.14)	6,958	0.57	(9,195)
Total costs and expenses	$2,119,422	$131.56	$680,857	$55.61	$1,438,565
Other (income) expense
(Income) loss from equity method investees	$3,384	$0.21	$5,525	$0.45	$(2,141)
Other income-net	(3,173)	(0.20)	(2,302)	(0.19)	(871)
Interest expense	218,203	13.54	111,026	9.07	107,177
Total other (income) expense	$218,414	$13.55	$114,249	$9.33	$104,165

Costs and expenses increased $1,438.6 million in the first nine months of fiscal 2015 as compared to the same period in the prior fiscal year, principally due to the impairment of oil and gas properties and the impairment of goodwill. We also had higher DD&A expense, lease operating expense, general and administrative expenses and accretion of asset retirement obligations, principally due to the EPL Acquisition and other factors discussed further below.

As a result of our ceiling test at March 31, 2015, we recognized a ceiling test impairment of our oil and natural gas properties totaling $739.9 million during the nine months ended March 31, 2015.

During the nine months ended March 31, 2015, we recorded a non-cash impairment charge of $329.3 million to reduce the carrying value of goodwill to zero as of December 31, 2014. At December 31, 2014, we performed a goodwill impairment test after assessing relevant events and circumstances, primarily the decline in oil prices since September 30, 2014. In the first step of the goodwill impairment test, we determined that the fair value of our reporting unit was less than its carrying amount, including goodwill, primarily due to price deterioration in forward pricing curves and an increase in our weighted average cost of capital, both factors which adversely impacted the fair value of our estimated reserves. Therefore, we performed the second step of the goodwill impairment test, which led us to conclude that there would be no remaining implied fair value attributable to goodwill at December 31, 2014.

DD&A expense increased $225.1 million in the first nine months of fiscal 2015 as compared to the same period in the prior fiscal year. DD&A expense increased $127.0 million as a result of higher net production. This was coupled with an increase in the DD&A per BOE rate of $8.02, which increased DD&A expense by

$98.2 million. The increase in the DD&A rate in the first nine months of fiscal 2015 was due to the EPL Acquisition, the reclassification of exploratory wells in progress to evaluated properties and a reduction in proved reserve estimates.

Accretion of asset retirement obligations increased $16.9 million in the first nine months of fiscal 2015 as compared to the same period in the prior fiscal year. This increase was principally due to accretion of asset retirement obligations assumed in connection with the EPL Acquisition.

General and administrative expense increased $25.7 million in the first nine months of fiscal 2015 as compared to the same period in the prior fiscal year, primarily due to executive severance costs totaling approximately $16.2 million and consulting fees associated with the integration of EPL.

Interest expense increased $107.2 million in the first nine months of fiscal 2015 as compared to the same period in the prior fiscal year, principally due to the debt incurred and assumed in connection with the EPL Acquisition, the issuance of the 11.0% Notes and the write-off of a portion of the deferred debt issue costs associated with our Revolving Credit Facility. On a per unit of production basis, interest expense increased 49.3%, from $9.07 per BOE to $13.54 per BOE.

Income Tax Expense

The income tax expense/(benefit) in the first nine months of fiscal 2015 is computed based on our estimated annual effective tax/(benefit) rate for the full fiscal year, adjusted for discrete items recognized during previous interim periods. Excluded from the annual estimated effective rate is the effect of the goodwill impairment charge recorded in the second quarter of fiscal 2015, which is treated as a discrete item for purposes of computing our year-to-date provision (benefit) for income taxes. In light of the form of the transaction related to the acquisition of EPL on June 3, 2014, the goodwill recognized as a result of the EPL Acquisition during fiscal year 2014 did not have tax basis. Therefore, the goodwill impairment is nondeductible for federal and state income tax purposes. We recorded income tax benefit of $352.1 million in the first nine months of fiscal 2015 compared to income tax expense of $50.6 million in the first nine months of fiscal 2014. The effective income tax/(benefit) rate (excluding the discrete item from pre-tax book loss) for the first nine months of fiscal 2015 was (35.7%) as compared to 45.4% for the first nine months of fiscal 2014. The decrease in the tax rate is primarily due to the decrease in common permanent difference items (such as non-deductible compensation, meals and entertainment expenses) and non-U.S. activity in our Bermuda parent that is ineligible for U.S. tax benefit. See Note 11 — Income Taxes of Notes to Consolidated Financial Statements in this Quarterly Report.

Liquidity and Capital Resources

Overview

As of March 31, 2015, we had approximately $124 million of available borrowing capacity under our Revolving Credit Facility, which has a borrowing base of $500 million. We had approximately $150 million in borrowings and $226 million in letters of credit issued under the facility. At March 31, 2015, we had cash and cash equivalents of approximately $602 million.

We have historically funded our operations primarily through cash flows from operations, borrowings under our Revolving Credit Facility, and the issuance of debt and equity securities. However, future cash flows are subject to a number of variables, including the level of crude oil and natural gas production and prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of calendar 2014 and have continued to decline into the first quarter of calendar 2015. These declines in commodity prices have negatively impacted revenues, earnings and cash flows, and sustained low oil and natural gas prices could have a material and adverse effect on our liquidity position.

We recently have taken several actions to improve our liquidity position. On March 12, 2015, EGC closed its private placement of $1.45 billion in aggregate principal amount of the 11.0% Notes for net proceeds of $1.35 billion, after deducting the initial purchasers’ discount and direct offering costs paid by us. Of the net proceeds $836 million was used to reduce our outstanding borrowings on our Revolving Credit Facility to $150 million, with the remaining amount available for general corporate purposes, including funding a portion of our capital expenditure program for fiscal year 2015. In connection with the issuance of the 11.0% Notes, we amended our Revolving Credit Facility, to, among other things, reduce the total borrowing base availability to $500 million and make certain modifications to the existing financial covenants.

Our Indebtedness and Available Credit

During March 2015, the Tenth Amendment to the First Lien Credit Agreement dated as of March 3, 2015 (the “Tenth Amendment”) became effective. Pursuant to the terms of the Tenth Amendment, the lenders under the First Lien Credit Agreement reduced the borrowing base from $1,500 million to $500 million, of which such amount $150 million is the borrowing base for EPL under the sub-facility established for EPL under the First Lien Credit Agreement. As of March 31, 2015, we had $150.0 million in borrowings and $226.0 million in letters of credit issued under our First Lien Credit Agreement. The maturity date of the First Lien Credit Agreement remains April 9, 2018, if certain conditions are met. Our Revolving Credit Facility is comprised of a syndicate of large domestic and international banks, with no single lender providing more than 5% of the overall commitment amount.

The First Lien Credit Agreement, as amended, requires EGC and EPL to maintain certain financial covenants separately for so long as the 8.25% Senior Notes remain outstanding. EGC is subject to the following financial covenant on a consolidated basis: a minimum current ratio of no less than 1.0 to 1.0. In addition, EGC is subject to the following financial covenants on a stand-alone basis: (a) a consolidated maximum net first lien leverage ratio of 1.25 to 1.0 and (b) a consolidated maximum net secured leverage ratio of no more than 3.75 to 1.0. In addition, EPL is subject to the following financial covenants on a stand-alone basis: (a) a consolidated maximum first lien leverage ratio of 1.25 to 1.0 and (b) a consolidated maximum secured leverage ratio of no more than 3.75 to 1.0. If the EPL Notes are no longer outstanding and certain other conditions are met, EGC and EPL will be subject to the following financial covenants on a consolidated basis: (a) a consolidated maximum net first lien leverage ratio of 1.25 to 1.0, (b) a consolidated maximum net secured leverage ratio of no more than 3.75 to 1.0, provided that if the 8.25% Senior Notes are refinanced with new secured debt, the liens of which are junior in priority to the Revolving Credit Facility indebtedness, then the maximum ratio permitted would be 4.25 to 1.0, and (c) a minimum current ratio of no less than 1.0 to 1.0. As of March 31, 2015, we were in compliance with all of the covenants under our First Lien Credit Agreement. As a result of the Tenth Amendment, we expect to remain in compliance with the financial covenants thereunder for the foreseeable future.

As a result of the reduction in our borrowing base availability to $500 million and the resulting increased asset coverage for the Revolving Credit Facility, we do not currently anticipate any further borrowing base reductions in connection with our semi-annual borrowing base redeterminations. However, it is possible if commodity prices were to decline significantly from current levels, our borrowing base under our Revolving Credit Facility may be further reduced which would impact the working capital available to fund our capital spending program. In addition, we would have to repay any outstanding indebtedness in excess of any reduced borrowing base.

At March 31, 2015, in addition to the indebtedness outstanding under the First Lien Credit Agreement previously described, principal amounts of our other outstanding indebtedness and related maturity dates were as follows:

•	4.14% Promissory Note due 2017 — $4.5 million;
•	9.25% Senior Notes due 2017 — $750 million;
•	8.25% Senior Notes due 2018 — $510 million;
•	3.0% Senior Convertible Notes due 2018 — $400 million;
•	7.75% Senior Notes due 2019 — $250 million;
•	11.0% Notes due 2020 — $1.45 billion;
•	7.5% Senior Notes due 2021 — $500 million;
•	6.875% Senior Notes due 2024 — $650 million;

For more information regarding our outstanding indebtedness, see Note 7 — Long Term Debt of Notes to Consolidated Financial Statements in this Quarterly Report.

Our ability to pay the principal and interest on our long-term debt and to satisfy our other liabilities will depend upon oil and natural gas prices, the success of our development activities, our ability to maintain and grow reserves and our ability to refinance our debt as it becomes due. Our future operating performance and ability to refinance will be affected by the results of our operations, economic and capital market conditions, oil and natural gas prices and other factors, many of which are beyond our control. For example, constraints in the credit markets may increase the rates we are charged for utilizing these markets. Currently, we believe that our liquidity and capital resource alternatives available to us will be adequate to meet our funding requirements through March 31, 2016.

As a lessee and operator of oil and natural gas leases on the federal Outer Continental Shelf (OCS), we maintain approximately $7.5 million in lease and/or area bonds issued to the BOEM that assures our commitment to comply with the terms and conditions of those leases. We also maintain approximately $162.5 million in bonds issued to predecessor third party assignors of certain of the wells and facilities on these leases pursuant to a contractual commitment made by us to those third parties at the time of assignment with respect to the eventual decommissioning of those wells and facilities. In April 2015, we received letters from the BOEM stating that certain of our subsidiaries no longer qualify for waiver of certain supplemental bonding requirements for potential offshore decommissioning, plugging and abandonment liabilities. The letters notified us that certain of our subsidiaries must provide supplemental financial assurance and/or bonding for their offshore oil and gas leases, rights-of-way, and rights-of-use and easements that require supplemental bonding. The BOEM has indicated the amount of such required supplemental bonding totals approximately $1.0 billion, which amount is currently being negotiated by us. We are currently evaluating the impact of the BOEM letters on our future consolidated financial position, results of operations and cash flow. We intend to continue to work with the BOEM staff to resolve this matter, and we have already undertaken a number of initiatives to mitigate our potential liability resulting from the waiver disqualification and to limit the amount of required supplemental bonding by ensuring we have received credit for all of the plugging and abandonment work completed to date as well as counting our existing bonds with third parties and certain letters of credit against the BOEM bonding request. The costs of satisfying these supplemental bonding requirements could be substantial and there is no assurance that bonds or other surety could be obtained in all cases. In addition, we may be required to provide letters of credit or other collateral to support the issuance of any required bonds or other surety. Such letters of credit would likely be issued under our Revolving Credit Facility, which would reduce the amount of borrowings available under such facility in the amount of any such letter of credit obligations. If we are unable to obtain the additional required bonds or assurances requested, the BOEM may require any of our operations on federal leases to be suspended or terminated, which would materially and adversely affect our financial condition, cash flows and results of operations.

Potential Divestitures

We are pursuing potential arrangements with third parties to monetize certain midstream assets. The Grand Isle gathering system was deregulated on February 1, 2015, and we continue to evaluate and pursue the monetization of the Grand Isle Assets. Additionally, we may decide to divest of certain non-core assets from time to time. There can be no assurance any of these discussions or transactions will prove successful. We cannot provide any assurance that we will be able to sell these assets on satisfactory terms, if at all.

Capital Expenditures

For fiscal 2015, our capital expenditures, excluding any potential acquisitions, are now estimated to range from $640 million to $660 million. During the nine months ended March 31, 2015, our capital expenditures totaled approximately $572 million, of which approximately $460 million was spent on development of our core properties, $35 million on exploration of our core properties and $77 million on other assets. Approximately 80% of our 2015 capital expenditures is expected to be focused on development of our core properties and the remainder on other assets. We intend to fund our capital expenditure program and contractual commitments, including settlement of derivative contracts, from cash on hand, cash flows from operations, and borrowings under our Revolving Credit Facility. If oil and natural gas prices remain at current levels or continue to decline, we may be required to further reduce our capital expenditure budget in 2015 and the future, which in turn may affect our liquidity and results of operations in future periods. If our cash on hand, cash flows from operations and availability under our Revolving Credit Facility are not sufficient to fund our capital program, we may further reduce our capital spending or otherwise fund our capital needs with proceeds from additional debt and equity or the sale of non-core assets. There is no guarantee that we can access debt and equity capital markets or sell non-core assets at attractive terms. Our capital expenditures and the scope of our drilling activities for fiscal year 2015 may change as a result of several factors, including, but not limited to, changes in oil and natural gas sales prices, costs of drilling and completion operations and drilling results.

Cash Flows

The following table sets forth selected historical information from our statement of cash flows:

	Nine Months Ended March 31,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$160,332	$445,916
Net cash used in investing activities	(489,689)	(619,553)
Net cash provided by financing activities	785,575	477,339
Net increase in cash and cash equivalents	$456,218	$303,702

Operating Activities

Net cash provided by operating activities for the nine months ended March 31, 2015 was $160.3 million as compared to $445.9 million provided by operating activities for the nine months ended March 31, 2014. The decrease was due in part to lower oil and natural gas prices and higher production costs, partially offset by higher production volumes and proceeds from sale of derivative instruments. Changes in operating assets and liabilities contributed $253.7 million to the decrease in operating cash flow during the first nine months of fiscal 2015, primarily due to changes in accounts payable and accrued liabilities.

Investing Activities

For the nine months ended March 31, 2015 and 2014, our investments in properties were $512.6 million and $609.9 million, respectively. The decrease in cash used in investing activities in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014 was primarily due to decreased investments in properties combined with distributions from equity investees.

Financing Activities

Cash provided by financing activities was $785.6 million for the nine months ended March 31, 2015 as compared to $477.3 million for the nine months ended March 31, 2014. Financing activities during the nine months ended March 31, 2015 include net proceeds of $1.35 billion from the issuance of the 11.0% Notes (after payment of $41.7 million of debt issuance costs) and net repayments on our Revolving Credit Facility of $539.0 million. Financing activities during the nine months ended March 31, 2014 included the $500 million 7.5% Senior Notes offering in September 2013 and the $400 million 3% Senior Convertible Notes offering in November 2013. The net proceeds from these offerings were approximately $491.5 million and $390.8 million, respectively, after deducting fees and expenses. During the nine months ended March 31, 2014, net repayments on our Revolving Credit Facility were $172.0 million and purchases of our common shares under our share repurchase program were $184.3 million.

Contractual Obligations

Our contractual obligations at March 31, 2015 did not change materially from those disclosed in Item 7 of our 2014 Annual Report, other than as disclosed in Note 7 — Long-Term Debt to Consolidated Financial Statements in this Quarterly Report.

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

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we were a party at March 31, 2015, and from which we may incur future gains or losses from changes in market interest rates or commodity prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. We have incurred debt under the borrowing base of our Revolving Credit Facility. This borrowing base is subject to periodic redetermination based in part on changing expectations of future prices. Recently, commodity prices have deteriorated materially. As a result of the reduction in our borrowing base availability to $500 million and the resulting increased asset coverage for the Revolving Credit Facility, we do not currently anticipate any further borrowing base reductions in connection with our semi-annual borrowing base redeterminations. However, it is possible if commodity prices were to decline significantly from current levels, our borrowing base under our Revolving Credit Facility may be further reduced which would require us to repay that portion, if any, of our outstanding indebtedness under the facility in excess of the new borrowing base. The energy markets have historically been very volatile, and there can be no assurance that crude oil and natural gas prices will improve.

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

As of March 31, 2015, we had the following net open crude oil derivative positions:

Remaining Contract Term	Type of Contract	Index	Volumes (MBbls)	Weighted Average Contract Price
				Collars/Put
				Sub Floor	Floor	Ceiling
April 2015 – December 2015	Three-Way Collars	ARGUS-LLS	5,500	$32.50	$45.00	$75.00
April 2015 – December 2015	Collars	ARGUS-LLS	1,375		80.00	123.38
April 2015 – December 2015	Collars	NYMEX-WTI	413		75.00	85.00
April 2015 – December 2015	Bought Put	NYMEX-WTI	1,053		90.00
April 2015 – December 2015	Sold Put	NYMEX-WTI	(1,053)		90.00
January 2016 – December 2016	Collars	NYMEX-WTI	5,124		51.43	74.70

As of March 31, 2015, we had the following net open natural gas derivative position:

Remaining Contract Term	Type of Contract	Index	Volumes (MMBtu)	Swaps Fixed Price
April 2015 – December 2015	Swaps	NYMEX-HH	1,183	$4.31

At March 31, 2015, our crude oil contracts outstanding were in an asset position of $60.9 million. A 10% increase in crude oil prices would reduce the fair value by approximately $32.6 million, while a 10% decrease in crude oil prices would increase the fair value by approximately $30.5 million. Also at March 31, 2015, our natural gas contract outstanding was in an asset position of $1.6 million. A 10% increase in natural gas prices would reduce the fair value by approximately $0.3 million, while a 10% decrease in natural gas prices would increase the fair value by approximately $0.3 million. These fair value changes assume volatility based on prevailing market parameters at March 31, 2015. For a complete discussion of our open commodity derivatives as of March 31, 2015, please see Note 10 — Derivative Financial Instruments of Notes to Consolidated Financial Statements in this Quarterly Report.

Our ultimate realized gain or loss with respect to commodity price fluctuations will depend on the future exposures that arise during the period, our hedging strategies at the time and commodity prices at the time.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our variable rate debt obligations. Specifically, we are exposed to changes in interest rates as a result of borrowings under our Revolving Credit Facility, and the terms of such facility require us to pay higher interest rate margins as we utilize a larger percentage of our available borrowing base. We manage our interest rate exposure by limiting our variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 96.8%

of our debt. As of March 31, 2015, total debt included $150 million of floating-rate debt. As a result, our period-end interest costs will fluctuate based on short-term interest rates on approximately 3.2% of our total debt outstanding as of March 31, 2015. A 10 percent change in floating interest rates on period-end floating debt balances would change quarterly interest expense by approximately $6,750. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates. However, to reduce our future exposure to changes in interest rates, we may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues.

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

Changes in Internal Control over Financial Reporting

Since the acquisition of EPL on June 3, 2014, the Company has been aligning EPL’s controls to the Company’s existing control environment. As this process was ongoing as of March 31, 2015, it was not possible for the Company to perform an assessment of EPL’s internal control over financial reporting as of March 31, 2015. Management expects that EPL’s controls will be aligned and integrated into the Company’s control environment within one year of the date of the acquisition and will include EPL in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2015. EPL is our wholly-owned indirect subsidiary whose total assets and total revenues represent 49% and 41%, respectively, of the related consolidated financial statement amounts as of and for the nine months ended March 31, 2015.

Other than the change noted above, there was no change in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarterly period ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our financial position or results of operations.

Litigation Related to the Merger

In March and April 2014, three alleged EPL stockholders (the “plaintiffs”) filed three separate class action lawsuits in the Court of Chancery of the State of Delaware on behalf of EPL stockholders against EPL, its directors, Energy XXI, EGC, a Delaware corporation and an indirect wholly owned subsidiary of Energy XXI (“OpCo”), and Clyde Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of OpCo (“Merger Sub” and collectively, the “defendants”). The Court of Chancery of the State of Delaware consolidated these lawsuits on May 5, 2014. The consolidated lawsuit is styled In re EPL Oil & Gas Inc. Shareholders Litigation, C.A. No. 9460-VCN, in the Court of Chancery of the State of Delaware (the “lawsuit”).

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

Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future. For example, oil prices declined severely during the second quarter of our 2015 fiscal year with continued lower prices in the third fiscal quarter of 2015. The WTI crude oil price per barrel for the period from January 1, 2014 to March 31, 2015 ranged from a high of $107.95 to a low of $43.39, a decrease of 59.8%, and the NYMEX natural gas price per MMBtu for the period January 1, 2014 to March 31, 2015 ranged from a high of $6.15 to a low of $2.50, a decrease of 59.3%. As of April 30, 2015, the spot market price for WTI was $59.63. Prices for oil and natural gas fluctuate widely in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors beyond our control, such as:

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

Our Revolving Credit Facility has substantial restrictions and financial covenants which we may not be in compliance with in future periods. We may have difficulty obtaining additional credit, which could adversely affect our operations and financial position.

We depend on our Revolving Credit Facility for a portion of our future capital needs. The amount available for borrowing under our Revolving Credit Facility is subject to a borrowing base, which is determined by our lenders taking into account our estimated proved reserves and is subject to semi-annual redeterminations based on pricing models determined by the lenders at such time. If oil and natural gas commodity prices were to decline significantly from current levels, the borrowing base under our Revolving Credit Facility may be reduced. As a result, we may be unable to obtain adequate funding under our Revolving Credit Facility or even be required to pay down amounts outstanding under our Revolving Credit Facility to reduce our level of borrowing. If funding is not available when needed, or is available only on unfavorable terms, it could adversely affect our exploration and development plans as currently anticipated, which could have a material adverse effect on our production, revenues and results of operations.

Our current Revolving Credit Facility restricts our ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations. We also are, and expect to continue to be, required to comply with certain financial covenants and ratios. Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. Our cash flow is highly dependent on the prices we receive for oil and natural gas, which have declined significantly in fiscal 2015, and we continue to experience a low commodity price environment.

We and our subsidiaries have been asked by the U.S. Bureau of Ocean Energy Management (the “BOEM”) to obtain bonds or other surety in order to maintain compliance with BOEM regulations, which may be costly and could potentially reduce borrowings available under our Revolving Credit Facility.

To cover the various obligations of lessees on the OCS of the Gulf of Mexico, such as the cost to plug and abandon wells and decommission and remove platforms and pipelines at the end of production, the BOEM generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be met. We maintain approximately $7.5 million in lease and/or area bonds issued to the BOEM that assures our commitment to comply with the terms and conditions of those leases. We also maintain approximately $162.5 million in bonds issued to predecessor third party assignors of certain of the wells and facilities on these leases pursuant to a contractual commitment made by us to those third parties at the time of assignment with respect to the eventual decommissioning of those wells and facilities. In

April 2015, we received letters from the BOEM stating that certain of our subsidiaries no longer qualify for waiver of certain supplemental bonding requirements for potential offshore decommissioning, plugging and abandonment liabilities. The letters notified us that certain of our subsidiaries must provide supplemental financial assurance and/or bonding for their offshore oil and gas leases, rights-of-way, and rights-of-use and easements that require supplemental bonding. The BOEM has indicated the amount of such required supplemental bonding totals approximately $1.0 billion, which amount is currently being negotiated by us. We are currently evaluating the impact of the BOEM letters on our future consolidated financial position, results of operations and cash flow. We intend to continue to work with the BOEM staff to resolve this matter, and we have already undertaken a number of initiatives to mitigate our potential liability resulting from the waiver disqualification and to limit the amount of required supplemental bonding by ensuring we have received credit for all of the plugging and abandonment work completed to date as well as counting our existing bonds with third parties and certain letters of credit against the BOEM bonding request. The costs of satisfying these supplemental bonding requirements could be substantial and there is no assurance that bonds or other surety could be obtained in all cases. In addition, we may be required to provide letters of credit or other collateral to support the issuance of any required bonds or other surety. Such letters of credit would likely be issued under our Revolving Credit Facility, which would reduce the amount of borrowings available under such facility in the amount of any such letter of credit obligations. If we are unable to obtain the additional required bonds or assurances requested, the BOEM may require any of our operations on federal leases to be suspended or terminated, which would materially and adversely affect our financial condition, cash flows and results of operations.

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

ENERGY XXI LTD
By: /S/ BRUCE W. BUSMIRE Bruce W. Busmire Duly Authorized Officer and Chief Financial Officer
By: /S/ HUGH A. MENOWN Hugh A. Menown Duly Authorized Officer and Executive Vice President and Chief Accounting Officer

Date: May 7, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to the Following
3.1	Altered Memorandum of Association of Energy XXI Ltd	3.1 to the Company’s Form 8-K filed on November 9, 2011
3.2	Bye-Laws of Energy XXI Ltd	3.2 to the Company’s Form 8-K filed on November 9, 2011
4.1	Indenture, dated as of March 12, 2015, by and among Energy XXI Gulf Coast, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee	10.1 to the Company’s Form 8-K filed on March 17, 2015
10.1	Interim Chief Strategic Officer Agreement, dated as of February 23, 2015, between Energy XXI Services, LLC and James LaChance.	10.1 to the Company’s Form 8-K filed on February 25, 2015
10.2*	Tenth Amendment to Second Amended and Restated First Lien Credit Agreement, dated as of March 3, 2015	Filed herewith
10.3	Purchase Agreement, dated March 5, 2015, by and between Energy XXI Gulf Coast, Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC and Imperial Capital, LLC, as representatives of the Initial Purchasers, and the Guarantors named therein	10.1 to the Company’s Form 8-K filed on March 9, 2015
10.4	Intercreditor Agreement, dated as of March 12, 2015, by and between U.S. Bank National Association, as Collateral Trustee, and the Royal Bank of Scotland plc, as Priority Lien Agent	10.1 to the Company’s Form 8-K filed on March 17, 2015
10.5	Collateral Trust Agreement, dated as of March 12, 2015, by and among Energy XXI Gulf Coast, Inc., the Guarantors from time to time party thereto, U.S. Bank National Association, as Trustee, the other Parity Lien Debt Representatives from time to time party thereto and U.S. Bank National Association, as Collateral Trustee	10.2 to the Company’s Form 8-K filed on March 17, 2015
10.6	Second Lien Pledge and Security Agreement and Irrevocable Proxy, dated as of March 12, 2015, by and among Energy XXI Gulf Coast, Inc., each Subsidiary Guarantor (as defined in the Indenture) party thereto and U.S. Bank National Association, as Collateral Trustee	10.3 to the Company’s Form 8-K filed on March 17, 2015
10.7	Second Lien Pledge Agreement and Irrevocable Proxy, dated as of March 12, 2015, by and between Energy XXI USA, Inc. and U.S. Bank National Association, as Collateral Trustee	10.4 to the Company’s Form 8-K filed on March 17, 2015
10.8	Second Lien Security Agreement relating to the Grand Isle Gathering System Assets, dated as of March 12, 2015, by and between Energy XXI USA, Inc. and U.S. Bank National Association, as Collateral Trustee	10.5 to the Company’s Form 8-K filed on March 17, 2015

Exhibit Number	Exhibit Description	Incorporated by Reference to the Following
10.9	Secured Second Lien Promissory Note, dated as of March 12, 2015, issued by EPL Oil & Gas, Inc., as the Maker, in favor of Energy XXI Gulf Coast, Inc., as the Payee	10.6 to the Company’s Form 8-K filed on March 17, 2015
10.10	Guaranty, dated as of March 12, 2015, issued by the subsidiaries of EPL Oil & Gas, Inc., in favor of Energy XXI Gulf Coast, Inc., as Lender	10.7 to the Company’s Form 8-K filed on March 17, 2015
10.11	Second Lien Pledge and Security Agreement and Irrevocable Proxy, dated as of March 12, 2015, by EPL Oil & Gas, Inc. and each Subsidiary Guarantor Party thereto, in favor of Energy XXI Gulf Coast, Inc., as Lender	10.8 to the Company’s Form 8-K filed on March 17, 2015
10.12	Intercompany Intercreditor Agreement, dated as of March 12, 2015, between the Royal Bank of Scotland plc, as Priority Lien Agent and Energy XXI Gulf Coast, Inc.	Filed herewith
10.13	Transportation Agreement, dated as of March 11, 2015, between Energy XXI Gulf Coast, Inc. and Energy XXI USA, Inc.	Filed herewith
10.14	Assignment and Bill of Sale, dated March 11, 2015, by and among Energy XXI GOM, LLC, Energy XXI Pipeline, LLC, Energy XXI Pipeline II, LLC, and Energy XXI USA, Inc.	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Originally filed as an exhibit to the Company’s Form 8-K filed on March 6, 2015. However, due to a clerical error, the original filing of the Tenth Amendment was missing a required signature. The Company is submitting this revised filing herewith solely for the purposes of including the additional signature previously omitted.