Form 10-K
period 2015-06-30
Energy XXI Ltd
filed 2015-09-29
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $224,982,321 based on the closing sale price of $3.26 per share as reported on The NASDAQ Global Select Market on December 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding on September 18, 2015 was 94,966,655.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2015 Annual Meeting of Shareholders, which will be filed within 120 days of June 30, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Exploratory well is a well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir. Generally, an exploratory well is any well that is not a development well or a service well.

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

Net acreage and net oil and gas wells are obtained by multiplying gross acreage and gross oil and gas wells by the fractional working interest owned in the properties.

Oil includes crude oil, condensate and natural gas liquids.

Operating costs include direct and indirect expenses, including general and administrative expenses, incurred to manage, operate and maintain wells and related equipment and facilities.

ii

Plugging and abandonment refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from a stratum will not escape into another or to the surface. Regulations of many states and the federal government require the plugging of abandoned wells.

Production costs are costs incurred to operate and maintain our wells and related equipment and facilities. For a complete definition of production costs, please refer to Rule 4-10(a)(20) of Regulation S-X as promulgated by the SEC.

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

Reserve acquisition cost The total consideration paid for an oil and natural gas property or set of properties, which includes the cash purchase price and any value ascribed to units issued to a seller adjusted for any post-closing items.

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

iii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K (this “Form 10-K) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments as well as other factors the Company believes are appropriate under the circumstances and their potential effect on us. While management believes that these forward-looking statements are reasonable, such statements are not guarantees of future performance and the actual results or developments anticipated may not be realized or, even if substantially realized, may not have the expected consequences to or effects on the Company’s business or results. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to those summarized below:

•	our business strategy;
•	further or sustained declines in the prices we receive for our oil and gas production;
•	our future financial condition, results of operations, revenues, cash flows and expenses;
•	our future levels of indebtedness, liquidity and compliance with debt covenants;
•	our inability to obtain additional financing necessary to fund our operations, capital expenditures, and to meet our other obligations;
•	economic slowdowns that can adversely affect consumption of oil and gas by businesses and consumers;
•	uncertainties in estimating our oil and gas reserves and net present values of those reserves;
•	the need to take ceiling test impairments due to lower commodity prices;
•	hedging activities exposing us to pricing and counterparty risks;
•	replacing our oil and gas reserves;
•	geographic concentration of our assets;
•	uncertainties in exploring for and producing oil and gas, including exploitation, development, drilling and operating risks;
•	our ability to make acquisitions and to integrate acquisitions;
•	our ability to establish production on our acreage prior to the expiration of related leaseholds;
•	availability of drilling and production equipment, facilities, field service providers, gathering, processing and transportation;
•	disruption of operations and damages due to capsizing, collisions, hurricanes or tropical storms;
•	environmental risks;
•	availability, cost and adequacy of insurance coverage;
•	competition in the oil and gas industry;
•	our inability to retain and attract key personnel;
•	the effects of government regulation and permitting and other legal requirements;

•	costs associated with perfecting title for mineral rights in some of our properties; and
•	weakness in our internal controls.

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please read (1) Part I, Item 1A. “Risk Factors” and elsewhere in this Form 10-K, (2) our reports and registration statements filed from time to time with the Securities and Exchange Commission and (3) other public announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date upon which they are made, whether as a result of new information, future events or otherwise.

EXPLANATORY NOTE — RESTATEMENT OF FINANCIAL INFORMATION

In connection with preparing this Form 10-K, we determined that the contemporaneous formal documentation that we had historically prepared to support our initial designations of derivative financial instruments as cash flow hedges in connection with our crude oil and natural gas hedging program did not meet the technical requirements to qualify for cash flow hedge accounting treatment in accordance with ASC Topic 815, Derivatives and Hedging. The primary reason for this determination was that the formal hedge documentation lacked specificity of the hedged items and, therefore, the designations failed to meet hedge documentation requirements for cash flow hedge accounting treatment. Consequently, unrealized gains or losses resulting from those derivative financial instruments should have been recorded in our consolidated statements of operations as a component of earnings. Under the cash flow hedge accounting treatment previously applied, we had recorded unrealized gains or losses resulting from changes in the fair value of our derivative financial instruments, net of the related tax impact, in accumulated other comprehensive income or loss until the production month when the associated hedge contracts were settled, at which time gains or losses associated with the settled contracts were reclassified to revenues. As a result, we concluded that certain of our previously issued consolidated financial statements should no longer be relied upon and would need to be restated.

This Form 10-K for the year ended June 30, 2015 includes (1) a restated balance sheet as of June 30, 2014, (2) restated consolidated statements of operations, consolidated statements of cash flows, and consolidated statements of stockholders’ equity (deficit) for the years ended June 30, 2014 and 2013, (3) restated quarterly consolidated financial statements for the quarters ended September 30, 2014 and 2013, December 31, 2014 and 2013, March 31, 2015 and 2014, (4) restated quarterly consolidated financial information for the quarter ended June 30, 2014, and (5) restated selected financial data for the years ended June 30, 2014, 2013, 2012, and 2011. See Item 6, “Selected Financial Data,” Item 8, “Financial Statements and Supplementary Data,” and Item 9A, “Controls and Procedures,” in Part II of this Form 10-K, including Notes 22 and 23 of the notes to the Consolidated Financial Statements, for more information concerning these restatements. The consolidated financial statements for prior periods presented in this report have been restated primarily to reflect the recognition of gains and losses on derivative financial instruments previously included in accumulated other comprehensive income (loss) as gain (loss) on derivative financial instruments in earnings as a component of revenues and the reclassification of amounts associated with settled contracts previously included in oil and gas sales revenues to gain (loss) on derivative financial instruments as a result of not qualifying for cash flow hedge accounting treatment. The restatement also reflects resulting adjustments to net oil and natural gas properties, impairment of oil and natural gas properties and depreciation, depletion and amortization due to the previous inclusion of the value of the cash flow hedges in our full cost ceiling tests, which is only permitted if the derivative instruments qualify for cash flow hedge accounting. Additionally, resulting adjustments to deferred income taxes and income tax expense (benefit) are also reflected in the restatement.

We do not plan to amend previously filed reports in connection with the restatement. The consolidated financial statements that have been previously filed or otherwise reported for these periods are superseded by the information in this Form 10-K. Unless otherwise stated, all financial and accounting information contained in this Form 10-K is presented on a restated basis.

PART I

Item 1. Business

Overview

Energy XXI Ltd, including its wholly-owned subsidiaries (“Energy XXI,” “us,” “we,” “our,” or “the Company”), is an independent oil and natural gas exploration and production company. We were originally formed and incorporated in July 2005 as an exempted company under the laws of Bermuda to serve as a vehicle for the acquisition of oil and gas reserves and related assets. In October 2005, we completed a $300 million initial public offering of our common stock and warrants on the Alternative Investment Market of the London Stock Exchange (“AIM”). On August 1, 2007, our common stock was admitted for trading on The NASDAQ Capital Market, and on August 12, 2011, our common stock was admitted for trading on the Nasdaq Global Select Market (“NASDAQ”) under the symbol “EXXI.”

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

With our principal operating subsidiary headquartered in Houston, Texas, we are engaged in the acquisition, development, operation and exploration of oil and natural gas properties onshore in Louisiana and Texas and on the Gulf of Mexico Shelf (“GoM Shelf”). Based on production volume, we are the largest publicly traded independent operator on the GoM Shelf.

Since our inception in 2005, we have completed six major acquisitions for aggregate cash consideration of approximately $5.0 billion. In February 2006, we acquired Marlin Energy, L.L.C. (“Marlin”) for total cash consideration of approximately $448.4 million. In June 2006, we acquired Louisiana Gulf Coast producing properties from affiliates of Castex Energy, Inc. (“Castex”) for approximately $312.5 million in cash (the “Castex Acquisition”). In June 2007, we purchased certain GoM Shelf properties (the “Pogo Properties”) from Pogo Producing Company (“Pogo”) for approximately $415.1 million (the “Pogo Acquisition”). In November 2009, we acquired certain GoM Shelf oil and natural gas interests from MitEnergy Upstream LLC (“MitEnergy”), a subsidiary of Mitsui & Co., Ltd., for total cash consideration of $276.2 million (the “Mit Acquisition”). On December 17, 2010, we acquired certain shallow-water GoM Shelf oil and natural gas interests from affiliates of Exxon Mobil Corporation (“ExxonMobil”) for cash consideration of $1.01 billion (the “ExxonMobil Acquisition”). On June 3, 2014, we completed the acquisition of EPL Oil & Gas, Inc. (“EPL”) for approximately $2.5 billion, including the assumption of debt (the “EPL Acquisition”). The assets acquired in the EPL Acquisition are located on the GoM Shelf. Please see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K for detailed information on the EPL Acquisition.

Our acquisitions have been primarily oil-focused at an average reserve acquisition cost of approximately $21.35 per barrel of oil equivalent (“BOE”) and have provided us access to 742,197 net acres, ownership in 258 blocks, existing infrastructure to facilitate our growth and 16,766 square miles of 3D seismic data. We own and operate 9 of the largest GoM Shelf oil fields ranked by total cumulative oil production to date and utilize various techniques to increase the recovery factor and thus increase the total oil recovered. The techniques utilized by us include:

•	reviewing historical files to identify situations where partially depleted or overlooked reservoirs were determined to be uneconomic and abandoned in previous lower price environments but which now offer economic exploitation opportunities in the current price environment;
•	performing field studies, reservoir simulations and other analysis to identify previously overlooked, missed or under-appreciated opportunities to recover incremental oil reserves;
•	drilling horizontal wells that enable us to recover a higher percentage of the original oil in place per well drilled versus a vertical well by providing for a more efficient sweep mechanism that minimizes water coning;

•	optimizing gas lift and other standard production techniques to optimize recovery from existing wellbores;
•	utilizing reprocessed 3D seismic and Wide Azimuth (“WAZ”) seismic data to better image near salt domes and improve production at existing wellbores and identify new opportunities where we can drill closer to salt domes to recover additional oil; and
•	injecting water through dump floods or water injection wells to increase reservoir pressure and facilitate moving additional water through the reservoir to sweep incremental oil.

The above techniques enable us to continually identify new oil weighted opportunities and maintain a large inventory of exploitation opportunities while continuing to drill in these prolific large oil reservoirs.

Our geographic concentration on the GoM Shelf enables us to realize service cost synergies. By having operations in a geographically concentrated area, we can optimize helicopter and boat charters to more efficiently service our operations. In addition, our size provides us opportunities to place service work out to bid to obtain better services and prices.

As of June 30, 2015, our estimated net proved reserves were 183.5 MMBOE, of which 75% was oil and 68% was proved developed. Natural gas liquids comprised 5% of our oil reserves. Production for the first fiscal quarter of 2016 is averaging 58,300 BOE per day, of which 71% is oil.

Business Strategy

Our goal is to strengthen our position as the largest publicly traded independent operator on the GoM Shelf, with a focus on delivering value for our shareholders. We are focused on developing high quality oil-producing assets with low production decline rates. During the second quarter of fiscal year 2015, oil prices began a substantial and rapid decline which has continued into the fiscal year 2016. In response to that decline, we initiated a series of financial and operational activities highlighted below.

•	Our fiscal year 2016 capital budget has been substantially reduced to a current planned amount of $130 to $150 million, as compared to actual capital expenditures in fiscal year 2015 (excluding acquisition activity) of approximately $649 million, and our fiscal year 2016 budget is focused on recompletion opportunities and lower risk development drilling opportunities in fields where we have had previous success, and eliminating capital commitments on exploration and other activities that do not provide incremental production.
•	We have reduced field level operating costs, bringing lease operating costs per barrel down by approximately 30% from fourth quarter of fiscal year 2014, and we have reduced general and administrative costs per barrel by approximately 36% from fourth quarter of fiscal year 2014 primarily through efficiencies and headcount reductions and continue to focus on operational and cost efficiencies.
•	We have suspended dividends on our common stock for the foreseeable future.
•	On March 12, 2015, we closed our private placement of $1.45 billion in aggregate principal amount of the 11.0% Senior Secured Second Lien Notes due 2020 (the “11.0% Notes”) for net proceeds of $1.35 billion, after deducting the initial purchasers’ discount and direct offering costs paid by us. Of the net proceeds, $836 million was used to reduce our outstanding borrowings under our revolving credit facility to $150 million, with the remaining amount available for general corporate purposes, including funding a portion of our capital expenditure program for fiscal year 2015 and for fiscal year 2016.
•	In connection with the issuance of the 11.0% Notes, we amended our revolving credit facility, to, among other things, reduce the total borrowing base availability to $500 million and make certain modifications to the existing financial covenants.
•	On June 30, 2015, we sold the Grand Isle Gathering System (“GIGS”) for $245 million in cash, plus the assumption of an estimated $12.5 million asset retirement obligation associated with the decommissioning costs of the GIGS. In connection with the closing of the sale of the GIGS, we entered into a triple-net lease with Grand Isle Corridor, a subsidiary of CorEnergy Infrastructure Trust, Inc., pursuant to which we will continue to operate the GIGS.
•	In addition, on June 30, 2015, we sold our interest in the East Bay field for cash consideration of $21 million, plus the assumption of asset retirement obligations totaling approximately $55.1 million. The cash consideration is payable in two installments with $5 million received at closing and the remainder due on or before October 31, 2015. We retained a 5% overriding royalty interest (applicable only during calendar months if and when the WTI for such month averages over $65) on these assets for a period not to exceed 5 years from the closing date or $7 million whichever occurs first, and we also retained 50% of the deep rights associated with the East Bay field.
•	During January 2015, we monetized our existing calendar 2015 ICE Brent three-way collars and Argus-LLS put spreads for total net proceeds of approximately $73.1 million. Additionally, we repositioned our calendar 2015 hedging portfolio by putting on Argus-LLS three-way collars, and we entered into NYMEX WTI collars to hedge a portion of our calendar 2016 production at the current commodity prices, which will provide us some price protection against further decline in oil prices. Subsequent to these transactions, we have some price protection under our hedging portfolio on approximately 27,000 barrels of crude oil per day representing approximately 70% of our estimated crude oil production volumes through December 2015 and some price protection on approximately 14,000 barrels of crude oil per day representing approximately 40% of our estimated crude oil production volumes in calendar 2016 under our hedging portfolio, which includes financially settled puts, put spreads, zero-cost collars and three-way collars. See Note 10 — “Derivative Financial Instruments” to our Consolidated Financial Statements in this Form 10-K for a detailed discussion of our hedging program.

Due to the uncertainty regarding future commodity prices, we plan to manage our operating activities and financial liquidity carefully. We expect to fund the current fiscal year 2016 capital program with cash on hand and operating cash flow. We do not expect production from our fiscal year 2016 capital program to entirely offset production declines, resulting in slight decreases to our production and related cash flows. We plan to continuously evaluate our level of operating activity in light of both actual commodity prices and changes we are able to make to our costs of operations and make further adjustments to our capital spending program as appropriate, including potentially expanding our development drilling as commodity prices rebound. In addition, we expect to continue to regularly review acquisition opportunities, and we intend to evaluate and pursue potential asset sales of non-core assets to generate additional liquidity. Our acquisition strategy is to target mature, oil-producing properties on the GoM Shelf and the U.S. Gulf Coast that have not been thoroughly exploited by prior operators. We believe these activities will provide us with an inventory of low-risk recompletion and extension opportunities in our geographic area of expertise.

In addition, in light of current commodity prices and our leverage position, we continue to analyze a variety of transactions and mechanisms designed to reduce debt, including the retirement or purchase of outstanding debt securities through cash purchases and/or exchanges for equity or other Company securities in open market purchases, privately negotiated transactions or otherwise. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Business Strengths

To effectively execute our business strategy, we have assembled a team of engineers with an average of 19 years of industry experience and a team of geologic and geophysical experts with an average of 34 years of industry experience. Our technical staff has specific expertise in developing our core properties. Additionally, the members of our senior management team average 35 years of operating experience on the GoM Shelf.

Due to significant technological advancements in drilling and completion techniques, we believe our high percentage of oil reserves compared to our overall reserve base provides us with an economic advantage and enhances shareholder value. Additionally, the production decline curve for oil in our GoM Shelf fields is typically lower than a comparable natural gas decline curve, resulting in longer term production of current reserves.

All our assets are located on the U.S. Gulf Coast or on the GoM Shelf and we currently operate 97% of our proved reserves. As the operator of a property, we are afforded greater control of the optimization of production, the timing and amount of capital expenditures and the costs of our projects.

General Information on Properties

Below are descriptions of our significant properties at June 30, 2015. These properties represent approximately 81% of our net proved reserves and are ranked based on highest proved reserves as of June 30, 2015.

West Delta 73 Field.  We operate and have a 100% working interest in the West Delta 73 field, located 28 miles offshore of Grand Isle, Louisiana in approximately 175 feet of water on the OCS. The field, which was first discovered in 1962 by Humble Oil and Refining, is a large low relief faulted anticline. The field produces from Pleistocene through Upper Miocene aged sands trapped structurally on the high side closures over the large anticlinal feature from 1,500 feet to 13,000 feet. The field has produced in excess of 384 MMBOE. There are seven production platforms and 44 active wells located throughout the field. The field’s net production for the month of June 2015 of 6.7 MBOE/Day (“MBOED”) accounted for approximately 11% of our net production. Net proved reserves for the field, which is our largest field based upon net proved reserves, were 86% oil at June 30, 2015.

West Delta 30 Field.  We operate and have a 100% working interest in the West Delta 27, 28, 29 and 30 blocks, located 21 miles offshore of Grand Isle, Louisiana in approximately 45 feet of water on the Outer Continental Shelf (“OCS”). Blocks 27, 28 and 29 were acquired through the EPL Acquisition. The field, which was discovered in 1948 by Humble Oil and Refining, is a large salt dome. Productive sands range from 2,000 feet to 17,500 feet in depth and generally produce via strong water drive. Minor faulting that is secondary to the major normal fault separates hydrocarbon accumulations into compartments. The field has produced in excess of 746 MMBOE. There are 45 production structures and 98 active wells located throughout the field. The field’s net production for the month of June 2015 of 7.7 MBOED accounted for approximately 13% of our net production. Net proved reserves for the field were 84% oil at June 30, 2015. This field is the third largest oil field on the GoM Shelf, based on cumulative production to date.

South Timbalier 54 Field.  We operate and have a 100% working interest in the South Timbalier 54 field, located 36 miles offshore of Lafourche Parish, Louisiana in approximately 67 feet of water on the OCS. The field was originally discovered in 1955 by Humble Oil and Refining. The field is at the confluence of regional and counter-regional fault systems. Pleistocene through Miocene sands are trapped from 4,800 feet to 17,000 feet in shallow low relief structures over a deeper seated salt dome and in combinations of structural and stratigraphic traps against salt at depth. Minor faulting separates hydrocarbon accumulations into individual compartments. The field has produced in excess of 149 MMBOE. There are six production platforms and 28 active wells located throughout the field. The field’s net production for the month of June 2015 of 3.2 MBOED accounted for approximately 5% of our net production. Net proved reserves for the field were 71% oil at June 30, 2015.

Main Pass 61 Field.  We operate and have a 100% working interest in the Main Pass 61 field, located near the mouth of the Mississippi River in approximately 90 feet of water on OCS blocks Main Pass 60, 61, 62 and 63. The field was discovered by Pogo in 2000, and has produced in excess of 63 MMBOE since production first began in 2002, from four Upper Miocene sands. The primary producer is the J-6 Sand, which consists of a series of stratigraphic traps, located along a regional south dip. The two larger J-6 Sand stratigraphic pods are oil reservoirs that are being waterflooded to maximize recovery. There are 34 producing wells and three major production platforms located throughout the field. The field’s net production for the month of June 2015 of 7.0 MBOED accounted for approximately 12% of our net production. Net proved reserves for the field were 86% oil at June 30, 2015.

Ship Shoal 208 Field.  We operate and have a 100% working interest in the Ship Shoal 208 Field, located 110 miles southwest of New Orleans, Louisiana in approximately 100 feet of water on OCS blocks

Ship Shoal 208, 209 and 215. The field was acquired through the EPL Acquisition. The Ship Shoal 208 Field surrounds a large salt dome and produces from over 30 Upper Pliocene through Upper Miocene reservoirs. The field was discovered by Kerr-McGee Corporation in 1961 and has produced in excess of 455 MMBbls and 1,300 BCF since production first began in 1963. We have 13 platforms and 31 active wells throughout the field. The field’s net production for the month of June 2015 of 4.8 MBOED accounted for approximately 8% of our net production. Net proved reserves for the field were 70% oil at June 30, 2015.

South Pass 49 Field.  We operate and have a 100% working interest in the South Pass 49 field, which is located near the mouth of the Mississippi River in approximately 400 feet of water. Additional interest in the field was acquired through the EPL Acquisition. The field was discovered by Gulf Oil in 1974. The field produces from Lower Pliocene sands, which consist of the Discorbis 20 thru Discorbis 70 sands, ranging in depths from 7,600 feet to 9,400 feet, on OCS blocks South Pass 33, 48, and 49. There are 14 active wells located throughout the field. The field is produced from one central production platform and has produced in excess of 121 MMBOE. The field’s net production for the month of June 2015 of 4.6 MBOED accounted for approximately 8% of our net production. Net proved reserves for the field were 62% oil at June 30, 2015.

South Pass 78.  We operate and have 100% working interest in the South Pass 78 complex. Additional interest in the field was acquired through the EPL Acquisition. The complex is located 86 miles southeast of New Orleans. It contains 31 producing wells in water depths ranging from approximately 140 to 190 feet in four lease blocks. The field was discovered in 1972 by Pennzoil Energy Co. and has produced in excess of 253 MMBOE. There are four major production platforms, three of which have producing wells, located throughout the field. The field’s net production for the month of June 2015 of 4.2 MBOED accounted for approximately 7% of our net production. Net proved reserves for the field were 52% oil at June 30, 2015.

South Timbalier 21.  We operate and have a 100% working interest in the South Timbalier 21 area, located six to ten miles offshore of Lafourche Parish, Louisiana in approximately 55 feet of water on OCS blocks South Timbalier 21, 22, 23, 26, 27, 28 and 41, as well as on two state leases. Block 26 and 41 were acquired through the EPL Acquisition. The South Timbalier 21 area, discovered by Gulf Oil Company and Shell Oil Company in the late 1950s and 1960s, has produced in excess of 488 MMBOE since production began in 1957 with the exception of South Timbalier 41, discovered by EPL in 2004, which has produced in excess of 24 MMBOE. The field is bounded on the north by a major Miocene expansion fault. Miocene sands are trapped structurally and stratigraphically from 7,000 feet to 15,000 feet in depth. A large counter-regional fault, along with salt and smaller faults, creates traps and separates hydrocarbon accumulations into individual compartments. There are 22 major production platforms and 35 smaller structures located throughout the fields and 58 active wells. The area’s net production for the month of June 2015 of 2.7 MBOED accounted for approximately 5% of our net production. Net proved reserves for the field were 94% oil at June 30, 2015. This field is the tenth largest oil field on the GoM Shelf.

Ultra Deep.  With our partner Freeport McMoRan Oil & Gas, LLC, we have participated in eight projects to date, both offshore and onshore, with our participation interests ranging from approximately 9% to 23%. The operator announced on December 24, 2014, that the Highlander well completed a successful production test, which was performed in the Cretaceous/Tuscaloosa section. The operator and its partners commenced production in late February 2015. A second well location has been identified and future plans will be determined pending review of performance of the first well. The operator has identified multiple prospects in the Highlander area which provide opportunities for future development of the field and controls rights to more than 50,000 gross acres. The field’s net production for the month of June 2015 of 0.5 MBOED accounted for approximately 1% of our net production. Net proved reserves for the field were 100% gas at June 30, 2015.

Reserve Estimation Procedures and Internal Controls over Reserve Estimates

For fiscal year 2015, proved reserves were estimated and compiled for reporting purposes by our reservoir engineers and audited by Netherland, Sewell & Associates, Inc., independent oil and gas consultants (“NSAI”), as described in further detail under “Third Party Reserves Audit” below.

Our internal controls policies over recording of reserves estimates require reserves to be in compliance with the definitions and regulations for proved reserves set forth in Regulation S-X Rule 4-10(a) and subsequent Securities and Exchange Commission (“SEC”) staff interpretations and guidance and conform to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 932, Extractive Activities — Oil and Gas. Our internal controls over reserves estimates include, but are not limited to the following:

•	NSAI is engaged by the Board of Director Audit Committee (“Audit Committee”) to perform an audit of our processes and the reasonableness of our estimates of proved reserves and has direct access to the Audit Committee;
•	Prior to issuance of the final reserves report, the Board of Directors meets with a representative of NSAI to review material variances, if any, between NSAI’s estimates and our estimates and to discuss any issues with the reserves evaluation process;
•	Lease operating statements of the previous twelve months are analyzed to determine actual historical expenses and realized prices to be used in the economic analysis. Data entered into the reserves database is checked against data determined by the lease operating statement analysis;
•	Updated capital costs are supplied by our Operations and Drilling Departments and entered by our reservoir engineers;
•	Internal reserves estimates are prepared by the area asset reservoir engineers and reviewed by asset team management;
•	Ownership interests, working interests and net revenue interests used in the net reserves calculation are compared against the Well Master to ensure accuracy;
•	Proved undeveloped property drilling (and/or development) schedules are reviewed and approved by the Audit Committee and certain members of senior management;
•	Senior management regularly reviews our drilling schedule and, after consultation and updates from the respective departments of the Company, approves any changes made to the existing long range plan and the related development plan. In addition, a comparison of actual proved undeveloped properties drilled (or developed) versus the associated previous fiscal year-end reserve report schedule is reviewed by the Board on a quarterly basis. This information is considered prior to approval of the current fiscal-year development schedule and associated reserves estimates.
•	Material reserve variances are reviewed and approved by the Director of Reserves, or his designates, to ensure compliance and accuracy;
•	All relevant data is compiled in a computer database application, to which only authorized personnel are given access rights consistent with their assigned job function;
•	All reserves estimates have appropriate back-up documentation;
•	Reserve estimates are finally reviewed and approved by our Director of Reserves and certain members of senior management;
•	The Audit Committee reviews significant changes in our reserve estimates on an annual basis.

Qualifications of Primary Internal Engineer and Third Party Engineers

Our Director of Reserves, Lee I. Williams, is the technical person primarily responsible for overseeing the preparation of our internal reserves estimates and for coordinating reserves audits conducted by NSAI. He has 15 years of industry experience with positions of increasing responsibility and has over 10 years’ experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1998 with a Bachelor of Science Degree in Petroleum Engineering.

The reserves estimates shown herein have been independently audited by NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional

Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for auditing the estimates set forth in the NSAI audit letter incorporated herein are Mr. Connor B. Riseden and Mr. Shane M. Howell. Mr. Riseden has been practicing consulting petroleum engineering at NSAI since 2006. Mr. Riseden is a Licensed Professional Engineer in the State of Texas (No. 100566) and has over 13 years of practical experience in petroleum engineering, with over 13 years’ experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 2001 with a Bachelor of Science Degree in Petroleum Engineering and from Tulane University in 2005 with a Master of Business Administration Degree. Mr. Howell has been practicing consulting petroleum geology at NSAI since 2005. Mr. Howell is a Licensed Professional Geoscientist in the State of Texas, Geology (No. 11276) and has over 17 years of practical experience in petroleum geosciences, with over 10 years’ experience in the estimation and evaluation of reserves. He graduated from San Diego State University in 1997 with a Bachelor of Science Degree in Geological Sciences and in 1998 with a Master of Science Degree in Geological Sciences. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines. The technical work was conducted by a team of nine NSAI petroleum engineers and geoscientists having an average industry experience of 17 years.

Technologies Used in Reserve Estimation

The SEC allows use of techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. The term “reasonable certainty” is defined by the SEC as “much more likely to be produced than not” and “much more likely to increase or remain constant than to decrease.” Our internal reservoir engineers employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps, seismic data, well test data, production data, pressure data and reservoir simulation.

Third-Party Reserves Audit

The estimate of reserves disclosed in this Form 10-K for fiscal 2015 is prepared by our reservoir engineers, and we are responsible for the adequacy and accuracy of those estimates. We engaged NSAI to perform an audit of our processes and the reasonableness of our estimates of proved reserves. NSAI audited 100% of our proved reserves.

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

When compared on a well by well basis, some of our estimates are greater and some are less than the estimates of NSAI. Given the inherent uncertainties and judgments that go into estimating proved reserves, differences between internal and external estimates are to be expected. NSAI determined that our estimates of reserves have been prepared in accordance with the definitions and regulations of the SEC Rule 4-10(a)(24) of Regulation S-X. NSAI issued an unqualified audit opinion on our proved reserves as of June 30, 2015, based upon their evaluation concluding that our estimates of proved reserves were, in the aggregate, reasonable and have been prepared in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. NSAI’s letter is attached as Exhibit 99.1 to this Form 10-K.

Summary of Oil and Gas Reserves at June 30, 2015

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

	Summary of Oil and Gas Reserves as of June 30, 2015 Based on Average Fiscal-Year Prices
	Oil MMBbls	NGLs MMBbls	Natural Gas Bcf	MMBOE	Percent of Total Proved	PV-10 (in thousands)(1)
Proved
Developed	88.6	5.4	188.0	125.3	68%	$1,950,353
Undeveloped	41.0	2.1	90.5	58.2	32%	884,083
Total proved	129.6	7.5	278.5	183.5		2,834,436
Future income taxes						168,655
Less present value discount at 10%						91,629
Future income taxes discounted at 10%						77,026
Standardized measure of future discounted net cash flows						$2,757,410

(1)	We refer to “PV-10” as the present value of estimated future net revenues of estimated proved reserves using a discount rate of 10%. This amount includes projected revenues less estimated production costs, abandonment costs and development costs. PV-10 is not a financial measure prescribed under accounting principles generally accepted in the U.S. (“U.S. GAAP”); therefore, the table reconciles this amount to the standardized measure of discounted future net cash flows, which is the most directly comparable U.S. GAAP financial measure. Management believes that the non-U.S. GAAP financial measure of PV-10 is relevant and useful for evaluating the relative monetary significance of oil and natural gas properties. PV-10 is used internally when assessing the potential return on investment related to oil and natural gas properties and in evaluating acquisition opportunities. We believe the use of this pre-tax measure is valuable because there are unique factors that can impact an individual company when estimating the amount of future income taxes to be paid. Management believes that the presentation of PV-10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and natural gas companies. PV-10 is not a measure of financial or operating performance under U.S. GAAP, nor is it intended to represent the current market value of our estimated oil and natural gas reserves. PV-10 should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under U.S. GAAP. Average prices (calculated using the average of the first-day-of-the-month commodity prices during the 12-month period ending on June 30, 2015) used in determining future net revenues were $68.17 per barrel of oil for West Texas Intermediate benchmark plus $5.62 per barrel for crude quality and location differentials, for a total of $73.79 per barrel. For NGL’s, the average price used was $29.54 per barrel. For natural gas, the average price used was $3.08 per MMBtu.

Changes in Proved Reserves

Our proved developed reserve estimates decreased by 24.6 MMBOE or 16% to 125.3 MMBOE at June 30, 2015 from 149.9 MMBOE at June 30, 2014. The decrease was primarily due to:

•	Downward revision of 12.8 MMBOE, primarily due to the effect of reduced oil and gas prices,
•	Divestiture of 11.7 MMBOE, and
•	Production of 21.5 MMBOE.

Offset by:

•	Additions of 8.5 MMBOE, primarily from drilling, recompletions, and wells returned to production that were not previously booked, more than 80% of which are from six fields: South Pass 78, Lomond North, West Delta 73, Main Pass 61, South Timbalier 54 and South Pass 49, and
•	Conversion of 12.9 MMBOE from proved undeveloped to proved developed reserves.

Our proved undeveloped reserve estimates decreased by 38.1 MMBOE or 40% to 58.2 MMBOE at June 30, 2015 from 96.3 MMBOE at June 30, 2014. The decrease was primarily due to:

•	Downward revisions of 33.6 MMBOE comprised of (i) 7.3 MMBOE due to the effect of reduced oil and gas prices, (ii) 7.0 MMBOE due to certain wells that were no longer scheduled for development within five years, and (iii) 19.3 MMBOE due to new data and field studies. Of the 19.3 MMBOE of downward revisions due to new data and field studies, more than 80% occurred in the following seven fields: Grand Isle 16, Ship Shoal 208, South Timbalier 21, South Timbalier 26, Vermilion 164, West Delta 30 and West Delta 73, and
•	Conversion of 12.9 MMBOE from proved undeveloped to proved developed reserves.

Offset by:

•	Additions of 8.8 MMBOE, primarily from additional drilling locations to make up for the lower throughput per well in West Delta 73, a replacement location at Bayou Carlin, and from the identification of new proved undeveloped reserves locations in West Delta 30 and Main Pass 73.

Development of Proved Undeveloped Reserves

Our proved undeveloped (“PUD”) reserves at June 30, 2015 were 58.2 MMBOE. Future development costs associated with our PUD reserves at June 30, 2015 totaled approximately $823 million. In the fiscal year ended June 30, 2015, we developed approximately 13.4% of our PUD reserves included in our June 30, 2014 reserve report, consisting of 21 gross, 21 net wells at a net cost of approximately $237 million.

We update and approve our reserves development plan on an annual basis, which includes our program to drill PUD locations. Updates to our reserves development plan are based upon long range criteria, including top value projects, maximization of present value, cash flow and production volumes, drilling obligations, five-year rule requirements, and anticipated availability of certain rig types. The relative portion of total PUD reserves that we develop over the next five years will not be uniform from year to year, but will vary by year depending on several factors; including financial targets such as reducing debt and/or drilling within cash flow, drilling obligatory wells and the inclusion of newly acquired proved undeveloped reserves. As scheduled in our long range plan, all of our PUD locations will be developed within five years from the time they are first recognized as proved undeveloped locations in our reserve report, with the exception of four locations totaling 3,560 MBOE or 6.1% of our PUD reserves. These four locations are to be sidetracked from existing wellbores which are still producing economically and thus cannot be drilled until the proved developed producing zones deplete.

Although the schedule for development of our PUDs has historically changed based on external factors such as changes in commodity prices, the availability of capital, acquisitions, regulatory matters and the availability of drilling rigs that are capable of drilling in a given area, and our current PUD schedule is also subject to change due to external factors, we believe our PUDs will be converted in a timely manner given our enhanced focus on development drilling in our long range plan and current availability of capital to execute that plan. Senior management continuously monitors our development drilling plan to ensure that there is reasonable certainty of proceeding with our development plans and is required to approve any changes made to the existing long range plan and the related development plan. The following table presents the percentage of PUD reserves scheduled to be developed by fiscal year, in accordance with our long range plan.

Year Ending June 30,	Percentage of PUD Reserves Scheduled to be Developed
2016	2.0%
2017	17.4%
2018	40.0%
2019	24.2%
2020	11.3%
2021 – 2029	5.1%
Total	100.0%

The following table discloses our progress toward the development of PUD reserves during the fiscal year ended June 30, 2015.

	Oil and Natural Gas	Future Development Costs
	(MBOE)	(in thousands)
Proved undeveloped reserves at June 30, 2014	96,256	$1,430,491
Extensions and discoveries	8,798	171,060
Revisions of previous estimates	(30,218)	(288,697)
Changes in prices and costs	(3,338)	(240,002)
Sales of reserves	(402)	(12,400)
Conversions to proved developed reserves	(12,945)	(237,173)
Total reduction in proved undeveloped reserves	(38,105)	(607,212)
Proved undeveloped reserves at June 30, 2015	58,151	$823,279

Drilling Activity

The following table sets forth our drilling activity for each of the three years ended June 30, 2015, 2014 and 2013:

	Year Ended June 30,
	2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net
Productive wells drilled
Development	21.0	21.0	12.0	12.0	23.0	19.7
Exploratory	3.0	1.7	—	—	1.0	0.1
Total	24.0	22.7	12.0	12.0	24.0	19.8
Nonproductive wells drilled
Development	1.0	1.0	—	—	3.0	3.0
Exploratory	1.0	0.6	1.0	1.0	3.0	2.2
Total	2.0	1.6	1.0	1.0	6.0	5.2

Present Activities

As of June 30, 2015, 1 gross well, representing approximately 1 net well, was being drilled.

Delivery Commitments

We had no delivery commitments in the three years ended June 30, 2015.

Productive Wells

Our working interests in productive wells at June 30, 2015, and 2014 were as follows:

	June 30,
	2015		2014
	Gross	Net	Gross	Net
Natural gas	86	65	176	137
Crude oil	481	438	808	713
Total	567	503	984	850

Acreage

Working interests in developed and undeveloped acreage at June 30, 2015 were as follows:

	June 30, 2015
	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Onshore	13,232	4,655	206,204	88,869	219,436	93,524
Offshore	515,654	383,544	457,603	265,129	973,257	648,673
Total	528,886	388,199	663,807	353,998	1,192,693	742,197

The following table summarizes potential expiration of our onshore and offshore undeveloped acreage for the years ending June 30, 2016, 2017 and 2018.

	Year Ended June 30,
	2016		2017		2018
	Gross	Net	Gross	Net	Gross	Net
Onshore	54,852	30,878	12,264	7,517	2,092	680
Offshore	—	—	11,063	11,063	236,275	80,451
Total	54,852	30,878	23,327	18,580	238,367	81,131

Capital Expenditures, Including Acquisitions and Costs Incurred

The supplementary data presented reflects information for all of our oil and natural gas producing activities. Costs incurred for oil and natural gas property acquisition, exploration and development activities are as follows:

	Year Ended June 30,
	2015	2014	2013
	(in thousands)
Property acquisitions
Proved	$—	$2,046,879	$108,825
Unevaluated	2,304	924,882	52,339
Exploration costs	38,183	153,136	168,512
Development cost	608,605	632,262	633,868

Oil and Natural Gas Production and Prices

Our average daily production represents our net ownership and includes royalty interests and net profit interests owned by us. Our average daily production and average sales prices follow.

	Year Ended June 30,
	2015	2014	2013
Sales Volumes per Day
Natural gas (MMcf)	102.7	89.7	88.6
NGLs (MBbls)	2.7	2.4	2.3
Crude oil (MBbls)	39.1	27.7	26.0

	Year Ended June 30,
	2015	2014	2013
Total (MBOE)	58.9	45.0	43.1
Percent of BOE from crude oil and NGLs	71%	67%	66%
Average Sales Price
Natural gas per Mcf	$3.13	$4.15	$3.48
NGLs per Bbl	$28.09	$40.78	$38.38
Crude oil per Bbl	$71.82	$105.86	$109.12
Sales price per BOE	$54.41	$75.44	$75.14

Oil and Natural Gas Production, Prices and Production Costs — Significant Fields

The following field contains 15% or more of our total proved reserves as of June 30, 2015. Our average daily production, average sales prices and production costs are as follows:

	Year Ended June 30,
	2015	2014	2013
West Delta 73
Sales Volumes per Day
Natural gas (MMcf)	4.3	7.5	9.0
NGLs (MBbls)	0.1	0.1	0.1
Crude oil (MBbls)	4.9	4.1	3.5
Total (MBOE)	5.8	5.5	5.1
Percent of BOE from crude oil and NGLs	86%	75%	71%
Average Sales Price
Natural gas per Mcf	$3.46	$4.22	$3.46
NGLs per Bbl	$25.18	$40.74	$33.50
Crude oil per Bbl	$68.63	$105.06	$109.11
Production cost per BOE	$19.91	$19.76	$18.54

Production Unit Costs

Our production unit costs follow. Production costs include lease operating expense and production taxes.

	Year Ended June 30,
	2015	2014	2013
Average Cost per BOE
Production costs
Lease operating expense
Insurance expense	$1.86	$1.90	$2.08
Workover and maintenance	3.05	4.04	4.15
Direct lease operating expense	16.64	16.31	15.23
Total lease operating expense	21.55	22.25	21.46
Production taxes	0.39	0.33	0.33
Total production costs	$21.94	$22.58	$21.79
Gathering and transportation	$0.98	$1.43	$1.54
Depreciation, depletion and amortization rates	$32.81	$25.19	$23.16

Derivative Activities

We are actively engaged in a hedging program designed to manage our commodity price risk and enhance cash flow certainty and predictability. For further information regarding our risk management activities, please read Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.

Marketing and Customers

We market substantially all of our oil and natural gas production from the properties we operate. We also market more than half of our oil and natural gas production from the fields we do not operate. The majority of our operated oil and gas production is sold to a variety of purchasers under short-term (less than 12 months) contracts at market-based prices.

Shell Trading Company (“Shell”) accounted for approximately 29%, 45%, and 35% of our total oil and natural gas revenues during the years ended June 30, 2015, 2014 and 2013, respectively. ExxonMobil accounted for approximately 26%, 43%, and 37% of our total oil and natural gas revenues during the years ended June 30, 2015, 2014 and 2013, respectively. Chevron USA (“Chevron”) accounted for approximately 24% of our total oil and natural gas revenues during the year ended June 30, 2015. J.P. Morgan Ventures Energy Corporation accounted for 12% of our total oil and natural gas revenues during the year ended June 30, 2013. Beginning July 1, 2015, Trafigura Trading, LLC (“Trafigura”) replaced ExxonMobil and is expected to account for approximately 20 – 25% of our total oil and gas revenue from July 1, 2015 through December 31, 2015. We also sell our production to a number of other customers, and we believe that those customers, along with other purchasers of oil and natural gas, would purchase all or substantially all of our production in the event that Shell or Chevron curtailed their purchases.

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

Outer Continental Shelf Regulations.  Our operations on federal oil and gas leases in the Gulf of Mexico are subject to regulation by the Bureau of Safety and Environmental Enforcement (“BSEE”) and the Bureau of Ocean Energy Management (“BOEM”). These leases contain relatively standardized terms and require compliance with detailed BSEE and BOEM regulations and orders issued pursuant to various federal laws, including the Outer Continental Shelf Lands Act (“OCSLA”). These laws and regulations are subject to change, and many new requirements were imposed by the BSEE and BOEM subsequent to the April 2010 Deepwater Horizon incident. For offshore operations, lessees must obtain BOEM approval for exploration, development and production plans prior to the commencement of such operations. In addition to permits required from other agencies such as the U.S. Environmental Protection Agency (the “EPA”), lessees must obtain a permit from the BSEE prior to the commencement of drilling and comply with regulations governing, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells on the OCS, calculation of royalty payments and the valuation of production for this purpose, and removal of facilities.

To cover the various obligations of lessees on the OCS, such as the cost to plug and abandon wells and decommission and remove platforms and pipelines at the end of production, the BOEM generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met, unless the BOEM exempts the lessee from such financial assurance requirements. As a result of the bankruptcy of ATP Oil and Gas, the BOEM indicated that it may review the estimated cost of future plugging, abandonment, decommissioning and removal obligations of other OCS operators, may evaluate any waivers or exemptions for such financial assurance obligations, and may increase the amount of financial assurance required with respect to these obligations. In April 2015, we received letters from the BOEM stating that certain of our subsidiaries no longer qualify for waiver of certain supplemental bonding requirements for potential offshore decommissioning, plugging and abandonment liabilities. The letters notified us that certain of our subsidiaries must provide approximately $1.0 billion in supplemental financial assurance and/or bonding for their offshore oil and gas leases, rights-of-way, and rights-of-use and easements. In June 2015, we reached agreements with the BOEM pursuant to which we provided $150 million of supplemental bonds issued to the BOEM, and the BOEM agreed to withdraw its orders with regard to supplemental bonding and postpone until November 15, 2015 the issuance of further requirements of us related to these supplemental bonding obligations. On June 30, 2015, we sold the East Bay field and the $1.0 billion of requested supplemental bonding was reduced by approximately $178 million.

We currently maintain approximately $218.0 million in lease and/or area bonds issued to the BOEM and approximately $161.7 million in bonds issued to predecessor third party assignors including certain state regulatory bodies of certain wells and facilities on leases pursuant to a contractual commitment made by us to those third parties at the time of assignment with respect to the eventual decommissioning of those wells and facilities. Thus, our total supplemental bonding is approximately $379.7 million, with an annual premium expense of $5.9 million, and approximately $12 million in collateral posted. We also maintain $226 million in letters of credit to third parties on additional assets in the Gulf of Mexico. In addition, since June 2015, we have received additional letters from the BOEM in which the BOEM requests additional supplemental bonding for other certain properties previously exempt from supplemental bonding, generally as a result of exempt co-owners either losing their exemptions or no longer owning an interest in the property. Furthermore, we anticipate our supplemental bonding requirements to increase as we further develop or acquire additional properties subject to the BOEM’s financial assurance requirements. Although we believe we are currently in compliance with the supplemental bonding requirements, the BOEM may in the future continue to review our plugging, abandonment, decommissioning and removal obligations; re-evaluate the adequacy of our financial assurances; and require us to provide additional supplemental bonding or other surety for most or all of our properties. Furthermore, the BOEM is actively seeking to adjust its financial assurance requirements for all companies operating in federal waters. In August 2014, the BOEM issued an Advanced Notice of Proposed Rulemaking in which the agency indicated that it was considering increasing the financial assurance requirements, and it currently plans to publish a draft rule in late 2015. The BOEM is also considering revising its supplemental bonding procedures by shifting from the current “waiver” model for self-insurance to a credit-based model, and the BOEM is planning to implement these supplemental bonding changes in a Revised Notice to Lessees in late 2015. The cost of compliance with our existing supplemental bonding requirements or any other changes to the BOEM’s current bonding requirements or regulations applicable to us or our properties could be substantial and could materially and adversely affect our financial condition, cash flows, and results of operations. Please read “Risk Factors — We and our subsidiaries have been asked by the BOEM to obtain bonds or other surety in order to maintain compliance with BOEM regulations, which may be costly and could potentially reduce borrowings available under our revolving credit facility.”

Under certain circumstances, the BSEE may require our operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect our financial condition and operations. We own certain crude oil pipelines located on the OCS. BSEE regulates terms of service on OCS pipelines to provide open and nondiscriminatory access.

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

The environmental laws and regulations applicable to us and our operations include, among others, the following United States federal laws and regulations:

•	Clean Air Act, and its amendments, which governs air emissions;
•	Clean Water Act, which governs discharges of pollutants into waters of the United States;
•	Comprehensive Environmental Response, Compensation and Liability Act, which imposes strict liability where releases of hazardous substances have occurred or are threatened to occur (commonly known as “Superfund”);
•	Resource Conservation and Recovery Act, which governs the management of solid waste;
•	Endangered Species Act, Marine Mammal Protection Act, and Migratory Bird Treaty Act, which govern the protection of animals, flora and fauna;
•	Oil Pollution Act of 1990, which imposes liabilities resulting from discharges of oil into navigable waters of the United States;
•	Emergency Planning and Community Right-to-Know Act, which requires reporting of toxic chemical inventories; and
•	Safe Drinking Water Act, which governs underground injection and disposal activities; and
•	U.S. Department of Interior regulations, which impose liability for pollution cleanup and damages.

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

Oil Pollution Act.  The Oil Pollution Act of 1990 (“OPA”) and regulations adopted pursuant to OPA impose a variety of requirements on “responsible parties” related to the prevention of and response to oil spills into waters of the United States, including the OCS. A “responsible party” includes the owner or operator of an onshore facility, pipeline or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns joint and several, strict liability, without regard to fault, to each responsible party, for all containment and cleanup costs and a variety of public and private damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters, natural resource damages and economic damages suffered by persons adversely affected by an oil spill. Although defenses exist to the liability imposed by OPA, they are limited. In addition, in December 2014, the BOEM issued a final rule, effective January 12, 2015, which raises OPA’s damages liability cap from $75 million to $133.65 million. OPA also requires owners and operators of offshore oil production facilities to establish and maintain evidence of financial responsibility to cover costs that could be incurred in responding to an oil spill. OPA currently requires a minimum financial responsibility demonstration of $35 million for companies operating on the OCS, although the Secretary of Interior may increase this amount up to $150 million in certain situations. We cannot predict at this time whether OPA will be amended or whether the level of financial responsibility required for companies operating on the OCS will be increased. In any event, if there were to occur an oil discharge or substantial threat of discharge, we may be liable for costs and damages, which costs and liabilities could be material to our results of operations and financial position.

Climate Change.  The U.S. Environmental Protection Agency (the “EPA”) has determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the Clean Air Act (“CAA”). Among the EPA’s rules regulating greenhouse gas emissions under the CAA, one requires a reduction in emissions of greenhouse gases from motor vehicles and another requires preconstruction and operating permits for certain large stationary sources of such emissions. The EPA has also adopted rules requiring the monitoring and reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including petroleum refineries and certain onshore and offshore oil and natural gas production facilities. In addition, in January 2015, the Obama Administration announced its goal to reduce methane emissions from the oil and gas sector by 40 to 45% from 2012 emission levels by 2025. As part of this announcement, the EPA announced that it will issue a proposed rule in the summer of 2015 and a final rule in 2016 setting standards for methane and volatile organic compounds emissions from new and modified oil and gas production sources and natural gas processing and transmission sources.

In addition, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances that correspond to their annual emissions of greenhouse gases. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal. As the number of emission allowances declines each year, the cost or value of such allowances is expected to escalate significantly.

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

Employees

We had 378 employees at June 30, 2015, none of which were represented by labor unions or covered by any collective bargaining agreement. We consider relations with our employees to be satisfactory and we have never experienced a work stoppage or strike. We regularly use independent consultants and contractors to perform various professional services in various areas, including in our exploration and development operations, production operations and certain administrative functions.

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

Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future. For example, oil prices declined severely during the our 2015 fiscal year with continued lower prices in the first quarter of our fiscal year 2016. The WTI crude oil price per barrel for the period from July 1, 2014 to June 30, 2015 ranged from a high of $105.34 to a low of $43.46, a decrease of 58.7%, and the NYMEX natural gas price per MMBtu for the period July 1, 2014 to June 30, 2015 ranged from a high of $4.49 to a low of $2.49, a decrease of 44.5%. As of September 22, 2015, the spot market price for WTI was $45.83. Prices for oil and natural gas fluctuate widely in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors beyond our control, such as:

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

Our financial condition, revenues, profitability and the carrying value of our properties depend upon the prevailing prices and demand for oil and natural gas. The speed and severity of the decline in oil prices during our 2015 fiscal year and the continued lower prices in the first quarter of our fiscal year 2016 has materially affected our results of operations and our estimates of our proved oil and natural gas reserves. Any sustained periods of low prices for oil and natural gas are likely to materially and adversely affect our financial position, the quantities of natural gas and oil reserves that we can economically produce, our cash flow available for capital expenditures and our ability to access funds under our revolving credit facility and through the capital markets.

We may not be able to generate sufficient cash flows to service all of our indebtedness and may be forced to take other actions in order to satisfy our obligations under our indebtedness, which may not be successful.

As of June 30, 2015, we had total indebtedness of $4,608 million and, as of September 22, 2015, we had total indebtedness of $4,185 million as a result of certain debt repurchases by the Company subsequent to June 30, 2015. Based on our current debt balance, we expect to have substantial interest payments due during fiscal year 2016, totaling $367.0 million. In addition, the majority of our outstanding indebtedness will mature within the next ten years, with a substantial portion coming due in the next five years. The maturity dates for our outstanding notes are as follows (debt amounts as of September 22, 2015, reflecting note repurchases completed by the company subsequent to June 30, 2015):

•	9.25% Senior Notes due December 15, 2017 ($750 million) (the “9.25% Senior Notes”)

•	8.25% Senior Notes due February 15, 2018 ($510 million) (the “8.25% Senior Notes”)
•	3.0% Convertible Notes due December 15, 2018 ($400 million) (the “3.0% Convertible Notes”)
•	7.75% Senior Notes due June 15, 2019 ($126.3 million) (the “7.75% Senior Notes”)
•	11.0% Senior Secured Second Lien Notes due March 15, 2020 ($1.45 billion) (the “11.0% Notes”)
•	7.5% Senior Notes due December 15, 2021 ($246.3 million) (the “7.5% Senior Notes”)
•	6.875% Senior Notes due March 15, 2024 ($599.6 million) (the “6.875% Senior Notes”)

In addition, the maturity of certain of our outstanding indebtedness may be accelerated in certain situations. Pursuant to the indenture governing our 11.0% Notes, we will be required to offer to purchase all outstanding 11.0% Notes if a “triggering event” occurs, at a price of 100% of the principal amount of the 11.0% Notes purchased plus accrued and unpaid interest to the date of purchase. For this purpose, a “triggering event” will be deemed to occur (i) on the 30th day prior to the stated maturity date of the 9.25% Senior Notes (December 15, 2017), if on such date the aggregate outstanding principal amount of all such notes exceeds $250.0 million, or (ii) on the 30th day prior to the stated maturity date of the 8.25% Senior Notes (February 15, 2018), if on such date the aggregate outstanding principal amount of the 8.25% Senior Notes exceeds $250.0 million. In addition, our revolving credit facility is scheduled to mature on April 9, 2018; however, the maturity of our revolving credit facility will accelerate if the 9.25% Senior Notes are not retired or refinanced by May 15, 2017 or the 8.25% Senior Notes are not retired or refinanced by July 15, 2017.

Our ability to make scheduled payments on, or to refinance, our debt obligations will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flows from operating activities or that future sources of capital will be available to us in an amount sufficient to permit us to service our indebtedness or repay our indebtedness as it becomes due or to fund our other liquidity needs. In addition, there can be no assurance that we will have the ability to borrow or otherwise raise the amounts necessary to repay or refinance our indebtedness as it matures. If we are unable to generate sufficient cash flow to service our debt or meet our debt obligations as they become due, we may be required to:

•	Restructure or refinance all or a portion of our debt;
•	obtain additional financing;
•	sell some of our assets or operations; or
•	reduce or delay capital expenditures, including development and exploration efforts and acquisitions.

We may be unable to restructure or refinance our debt, obtain additional financing or capital or sell assets on satisfactory terms, if at all. If we cannot make scheduled payments on our debt, we will be in default under the terms of the agreements governing our debt and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable, which would in turn trigger cross-acceleration or cross-default rights between the relevant agreements and the holders of our 11.0% Notes due March 15, 2020 could foreclose against the assets securing their notes;
•	the lenders under our revolving credit facility could terminate their commitments to lend us money and foreclose against the assets securing their borrowings; and
•	we could be forced into bankruptcy or liquidation.

Our significant level of indebtedness may limit our ability to borrow additional funds or capitalize on acquisition or other business opportunities. In addition, the covenants in the indentures governing our senior notes and our revolving credit facility impose restrictions that may limit our ability and the ability of our subsidiaries to take certain actions. Our failure to comply with these covenants could result in the acceleration of our outstanding indebtedness.

As of June 30, 2015, we had total indebtedness of $4,608 million. Our leverage and the current and future restrictions contained in the agreements governing our indebtedness may reduce our ability to incur additional indebtedness, engage in certain transactions or capitalize on acquisition or other business opportunities. Our indebtedness and other financial obligations and restrictions could have financial consequences. For example, they could:

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

In addition, our revolving credit facility contains and our indentures governing our secured notes and unsecured notes contain covenants that restrict EGC and its subsidiaries’ ability to take various actions, such as:

•	engaging in businesses other than the oil and gas business;
•	incurring or guaranteeing additional indebtedness or issuing disqualified capital stock;
•	making investments;
•	paying dividends, redeeming certain indebtedness or making other restricted payments;
•	entering into transactions with affiliates;
•	creating or incurring liens;
•	transferring or selling assets;
•	incurring dividend or other payment restrictions affecting certain subsidiaries;
•	consummating a merger, consolidation or sale of all or substantially all our assets; and
•	entering into sale/leaseback transactions.

In addition, under our revolving credit facility, there is a restriction on changes in our management. If John D. Schiller, Jr. ceases to be our chief executive officer (except as a result of his death or disability) and a reasonably acceptable successor is not appointed within 180 days, the lenders of our revolving credit facility could declare amounts outstanding thereunder immediately due and payable. In the event that Mr. Schiller ceases to be our chief executive officer, amounts outstanding under our revolving credit facility would not automatically be reclassified as current debt as it is probable that we could identify a successor within the 180 day period. Our revolving credit facility requires, and any future credit facilities may require, us to comply with specified financial ratios, including regarding interest coverage and total leverage coverage.

Our ability to comply with these covenants will likely be affected by events beyond our control and we cannot assure you that we will satisfy those requirements. A prolonged period of oil and gas prices at current levels or a further decline could further increase the risk of our inability to comply with covenants to maintain specified financial ratios. A breach of any of these provisions could result in a default under our debt instruments, which could allow all amounts outstanding thereunder to be declared immediately due and payable, which would in turn trigger cross-acceleration and cross-default rights under our other debt. In addition, our lenders could compel us to apply all of our available cash to repay our borrowings or they could prevent us from making payments on the notes in the event of acceleration of our outstanding indebtedness. In the event of such acceleration, we cannot assure that we would be able to repay our debt or obtain new financing to refinance our debt. Even if new financing was made available to us, it may not be on terms acceptable to us. We may also be prevented from taking advantage of business opportunities that arise if we fail to meet certain ratios or because of the limitations imposed on us by the restrictive covenants under these instruments.

We may be able to incur additional debt in the future. This could exacerbate the risks associated with our indebtedness.

Despite our current level of indebtedness, we may incur more debt in the future, which could further exacerbate the risks described above. The terms of the indentures governing our 11.0% Notes and our revolving credit facility would allow us to incur more secured and unsecured indebtedness, which in each case could intensify the related risks that we now face.

The indenture governing the 8.25% Senior Notes due 2018 includes restrictive covenants which adversely affect the business and operations of the combined company.

The covenants included in the indenture governing EPL’s 8.25% Senior Notes that EGC assumed in the EPL Acquisition include certain restrictive covenants that provide less operational flexibility than the covenants governing our other outstanding indebtedness. Specifically, the indenture governing the 8.25% Senior Notes, among other things, (i) will not allow pledging of EPL’s assets to secure the non-EPL tranche borrowings under our revolving credit facility, our second lien notes or any other secured indebtedness of EGC, (ii) will not permit EPL and its subsidiaries to be added as a guarantor of any notes issued by EGC or indebtedness of EGC under our revolving credit facility and (iii) restricts our ability to distribute cash from EPL to EGC or its other subsidiaries. Unless and until we are able to amend, replace or refinance the 8.25% Senior Notes, the restrictive covenants of such notes have made it more difficult to integrate our operations with EPL, rationalize our capital structure and operate the combined company in the most efficient manner. Our failure in this regard could adversely affect our future business and operations. In addition, certain defaults or an acceleration under the 8.25% Senior Notes could cause a cross-default or cross-acceleration of all of our other outstanding indebtedness.

Continued Low Commodity Prices May Impact Our Ability to Comply With Debt Covenants

Based on projected market conditions and commodity prices, we currently expect that we will be in compliance with covenants under our credit agreement at least through June 30, 2016; however, commodity prices have been extremely volatile in recent history and a protracted further decline in commodity prices could cause us to not be in compliance with certain financial covenants under our credit agreements in future periods. A breach of the covenants under the Revolving Credit Facility would cause a default under such facility, potentially resulting in acceleration of all amounts outstanding under the Revolving Credit Facility. Certain payment defaults or acceleration under our Revolving Credit Facility could cause a cross-default or cross-acceleration of all of our other outstanding indebtedness. Such a cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we may not have sufficient liquidity to repay all of our outstanding indebtedness.

We expect to have substantial capital requirements, and we may be unable to obtain needed financing on satisfactory terms.

We expect to make substantial capital expenditures related to our oil and gas properties. Our capital requirements depend on numerous factors making it difficult to predict the timing and amount of such capital expenditures. We intend to primarily finance our near term capital expenditures with cash on hand. However, if our capital requirements vary materially from those provided for in our current projections, we may require additional financing. A decrease in expected revenues or an adverse change in market conditions could make obtaining this financing economically unattractive or impossible.

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

We and our subsidiaries have been asked by the BOEM to obtain bonds or other surety in order to maintain compliance with BOEM regulations, which may be costly and could potentially reduce borrowings available under our revolving credit facility.

To cover the various obligations of lessees on the OCS, such as the cost to plug and abandon wells and decommission and remove platforms and pipelines at the end of production, the BOEM generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met, unless the BOEM exempts the lessee from such financial assurance requirements. As a result of the bankruptcy of another Gulf of Mexico operator, the BOEM indicated that it may review the estimated cost of future plugging, abandonment, decommissioning and removal obligations of other OCS operators, may evaluate any waivers or exemptions for such financial assurance obligations, and may increase the amount of financial assurance required with respect to these obligations. In April 2015, we received letters from the BOEM stating that certain of our subsidiaries no longer qualify for waiver of certain supplemental bonding requirements for potential offshore decommissioning, plugging and abandonment liabilities. The letters notified us that certain of our subsidiaries must provide approximately $1.0 billion in supplemental financial assurance and/or bonding for their offshore oil and gas leases, rights-of-way, and rights-of-use and easements. In June 2015, we reached agreements with the BOEM pursuant to which we provided $150 million of supplemental bonds issued to the BOEM, and the BOEM agreed to withdraw its orders with regard to supplemental bonding and postpone until November 15, 2015 the issuance of further requirements of us related to these supplemental bonding obligations. On June 30, 2015, we sold the East Bay field and the $1.0 billion of requested supplemental bonding was reduced by approximately $178 million.

We currently maintain approximately $218.0 million in lease and/or area bonds issued to the BOEM and approximately $161.7 million in bonds issued to predecessor third party assignors of certain wells and facilities on leases pursuant to a contractual commitment made by us to those third parties at the time of assignment with respect to the eventual decommissioning of those wells and facilities. Thus, our total supplemental bonding is approximately $379.7 million, with an annual premium expense of $5.9 million, and approximately $12 million in collateral posted. We also maintain $226 million in letters of credit to third parties on additional assets in the Gulf of Mexico. However, with respect to our existing bonds and letters of credit with third parties, we can provide no assurance that the BOEM will consider them when determining the total value of additional financial assurances and/or bonding we must provide. In addition, since June 2015, we have received additional letters from the BOEM in which the BOEM requests additional supplemental bonding for certain other properties previously exempt from supplemental bonding, generally as a result of exempt co-owners either losing their exemptions or no longer owning an interest in the property. Furthermore, we anticipate our supplemental bonding requirements to increase as we further develop or acquire additional properties subject to the BOEM’s financial assurance requirements.

Although we believe we are currently in compliance with the supplemental bonding requirements, the BOEM may in the future continue to review our plugging, abandonment, decommissioning and removal obligations; re-evaluate the adequacy of our financial assurances; and require us to provide additional supplemental bonding or other surety for most or all of our properties. Furthermore, the BOEM is actively seeking to adjust its financial assurance requirements for all companies operating in federal waters. In August 2014, the BOEM issued an Advanced Notice of Proposed Rulemaking in which the agency indicated that it was considering increasing the financial assurance requirements, and it currently plans to publish a draft rule in late 2015. The BOEM is also considering revising its supplemental bonding procedures by shifting from the current “waiver” model for self-insurance to a credit-based model, and the BOEM is planning to implement these supplemental bonding changes in a Revised Notice to Lessees in late 2015. The cost of compliance with our existing supplemental bonding requirements or any other changes to the BOEM’s current bonding requirements or regulations applicable to us or our properties could be substantial and could materially and adversely affect our financial condition, cash flows, and results of operations. In addition, we may be required to provide letters of credit to support the issuance of these bonds or other surety. Such letters of credit would likely be issued under our credit facility and would reduce the amount of borrowings available under such facility in the amount of any such letter of credit obligations. We can provide no assurance that we can continue to obtain bonds or other surety in all cases, and if we are unable to obtain the additional required bonds or assurances as requested, the BOEM may require any of our operations on federal leases to be suspended or terminated, and such action could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.

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

Moreover, the timing for pursuing restoration and removal activities has accelerated for operators in the U.S. Gulf of Mexico following the DOI’s issuance of a Notice to Lessees (“NTL”), effective October 2010, that established a more stringent regimen for the timely decommissioning of what is known as “idle iron” wells, platforms and pipelines that are no longer producing or serving exploration or support functions with respect to an operator’s lease in the U.S. Gulf of Mexico. Historically, many oil and natural gas producers in the Gulf of Mexico have delayed the plugging, abandoning or removal of idle iron until they met the final decommissioning regulatory requirement, which has been established as being within one year after the lease expires or terminates, a time period that sometimes is years after use of the idle iron has been discontinued. The idle iron NTL establishes new triggers for commencing decommissioning activities — any well that has not been used during the past five years for exploration or production on active leases and is no longer capable of producing in paying quantities must be permanently plugged or temporarily abandoned within three years’ time. Plugging or abandonment of wells may be delayed by two years if all of such wells’ hydrocarbon and sulfur zones are appropriately isolated. Similarly, platforms or other facilities no longer useful for operations must be removed within five years of the cessation of operations. The triggering of these plugging, abandonment and removal activities under what may be viewed as an accelerated schedule in comparison to historical decommissioning efforts may serve to increase, perhaps materially, our future plugging, abandonment and removal costs, which may translate into a need to increase our estimate of future asset retirement obligations required to meet such increased costs. Moreover, as a result of the implementation of this NTL, there is expected to be increased demand for salvage contractors and equipment operating in the U.S. Gulf of Mexico, resulting in increased estimates of plugging, abandonment and removal costs and associated increases in operators’ asset retirement obligations.

In addition, in August 2014, the BOEM issued an Advanced Notice of Proposed Rulemaking in which the agency indicated that it was considering increasing the financial assurance requirements, and it currently plans to publish a draft rule in late 2015. The BOEM is also considering revising its supplemental bonding procedures by shifting from the current “waiver” model for self-insurance to a credit-based model, and the BOEM is planning to implement these supplemental bonding changes in a Revised Notice to Lessees in late 2015. The cost of compliance with our existing supplemental bonding requirements or any other changes to the BOEM’s current bonding requirements or regulations applicable to us or our properties could be substantial and could materially and adversely affect our financial condition, cash flows, and results of operations. We can provide no assurance that we can continue to obtain bonds or other surety in all cases, and if we are unable to obtain the additional required bonds or assurances as requested, the BOEM may require any of our operations on federal leases to be suspended or terminated, and such action could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity. Please read “We and our subsidiaries have been asked by the BOEM to obtain bonds or other surety in order to maintain compliance with BOEM regulations, which may be costly and could potentially reduce borrowings available under our revolving credit facility.”

Lower oil and gas prices and other factors may result in ceiling test write-downs of our asset carrying values.

Under the full cost method of accounting, we are required to perform each quarter a “ceiling test” that determines a limit on the book value of our oil and natural gas properties. If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unevaluated oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10%, net of related tax effects, plus the cost of unevaluated oil and natural gas properties, the excess is charged to expense and reflected as additional accumulated depreciation, depletion and amortization. As of the reported balance sheet date, capitalized costs of an oil and gas producing company may not exceed the full cost limitation calculated under the above described rule based on the average prices for oil and natural gas. However, if prior to the balance sheet date, we enter into certain hedging arrangements for a portion of our future oil and natural gas production, thereby enabling us to receive future cash flows that are higher than the estimated future cash flows indicated, these higher hedged prices are used if they qualify as cash flow hedges.

The recent declines in oil prices have adversely affected our financial position and results of operations and the quantities of oil and natural gas reserves that we can economically produce. For the third and fourth quarters of fiscal year 2015, we recognized ceiling test write-downs of our oil and natural gas properties totaling $2,421.9 million.

Based on the average oil and natural gas price calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month for the 12 months ending September 30, 2015, we presently expect to incur a further impairment of $900 million to $1,200 million in the first fiscal quarter of 2016. If the current low commodity price environment or downward trend in oil prices continues beyond first fiscal quarter of 2016, we could incur further impairment to our full cost pool in fiscal 2016 based on the average oil and natural gas price calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the previous 12-month period under the SEC pricing methodology.

The present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated reserves.

This Form 10-K contains estimates of our future net cash flows from our proved reserves. We base the estimated discounted future net cash flows from our proved reserves on average prices for the preceding twelve-month period and costs in effect at the time of the estimate. As a result of significant recent declines in commodity prices, such average sales prices are significantly in excess of more recent prices. Unless commodity prices or reserves increase, the estimated discounted future net cash flows from our proved reserves would generally be expected to decrease as additional months with lower commodity sales prices will be included in this calculation in the future. Actual future net cash flows from our natural gas and oil properties will be affected by factors such as:

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

We have included in this Form 10-K certain estimates of our proved reserves as of June 30, 2015 prepared in a manner consistent with our interpretation of the SEC rules relating to reserve estimation and disclosure requirements for oil and natural gas companies, as well as the interpretation of our independent petroleum consultant performing an audit of our reserve estimates. Included within these SEC reserve rules is a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be classified as such if a development plan has been adopted indicating that they are scheduled to be drilled within five years of the date of booking. This rule may limit our potential to book additional proved undeveloped reserves as we pursue our drilling program. Further, if we postpone drilling of proved undeveloped reserves beyond this five-year development horizon, whether in response to a continued depressed commodity price environment or otherwise, we may have to write off reserves previously recognized as proved undeveloped. However, we cannot assure you that our long-term plans will not change based on commodity prices, costs or our liquidity in a manner that would require us to reduce our proved reserve estimate in the future due to the five-year development rule or otherwise.

The development of our proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate.

Approximately 32% of our proved reserves as of June 30, 2015 were proved undeveloped reserves and may not be ultimately developed or produced. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserves data included in the reserves engineer reports assumes that substantial capital expenditures are required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled or that the results of such development will be as estimated. In addition, there are external factors such as changes in commodity prices, the availability of capital, the availability of drilling rigs (capable of drilling in the given area), that could result in certain development plans being delayed and/or accelerated relative to the current schedule.

Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the present value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. For example, our proved reserves of 183.5 MMBOE and $2.8 billion of PV-10 as of June 30, 2015 were lower than our proved reserves of 246.2 MMBOE and $7.6 billion of PV-10 as of June 30, 2014 in part due to the rescheduling or write off of certain of our reserves as a result of lower oil and gas prices and reductions in our capital expenditure budget as compared to our June 30, 2014 reserve report. Delays in the development of these reserves could cause us to have to reclassify our proved reserves as unproved reserves. Please read “Business — Development of Proved Undeveloped Reserves.”

As of June 30, 2015, approximately 32% of our total proved reserves were undeveloped and approximately 16% of our total proved reserves were developed non-producing. There can be no assurance that all of those reserves will ultimately be developed or produced.

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

A large portion of our drilling activity is located in mature oil-producing areas of the GoM Shelf. Accordingly, increases in our future crude oil and natural gas production depend on our success in developing, finding or acquiring additional reserves that are economically recoverable. If we are unable to replace reserves through drilling or acquisitions on economic terms, our level of production and cash flows will be adversely affected. In general, production from oil and gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Our total proved reserves decline as reserves are produced unless we conduct other successful exploration and development activities or acquire properties containing proved reserves, or both. Our ability to make the necessary capital investment to maintain or expand our asset base of crude oil and natural gas reserves would be impaired to the extent cash flow from operations is reduced and external sources of capital become limited or unavailable. We may not be successful in exploring for, developing or acquiring additional reserves. We also may not be successful in raising funds to acquire additional reserves.

Production periods or reserve lives for Gulf of Mexico properties may subject us to higher reserve replacement needs and may impair our ability to reduce production during periods of low oil and natural gas prices.

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

We depend on our revolving credit facility for a portion of our future capital needs. In March 2015, we reduced the borrowing base under our revolving credit facility from $1,500 million to $500 million. As of June 30, 2015, we had borrowed $150 million and had $226 million in letters of credit issued under our revolving credit facility, with $124 million of remaining available borrowing capacity.

In the future, we may not be able to access adequate funding under our revolving credit facility as a result of (1) a decrease in our borrowing base due to the outcome of a subsequent borrowing base redetermination, or (2) an unwillingness or inability on the part of our lending counterparties to meet their funding obligations.

Our borrowing base will be redetermined semi-annually by our lenders in their sole discretion. We expect the next determination of the borrowing base under our revolving credit facility will occur in the fall of 2015, although an early redetermination is possible. In addition, the lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under our revolving credit facility. The lenders will redetermine the borrowing base based on an engineering report with respect to our natural gas and oil reserves, which will take into account the prevailing natural gas and oil prices at such time. If oil and natural gas commodity prices continue to deteriorate, the revised borrowing base under our revolving credit facility may be reduced. If the borrowing base is reduced or maintained, the new borrowing base is subject to approval by banks holding not less than 67% of the lending commitments under our revolving credit facility, and the final borrowing base may be lower than the level recommended by the agent for the bank group. Outstanding borrowings in excess of the borrowing base must be repaid immediately, or we must pledge other natural gas and oil properties as additional collateral. We do not currently have any substantial properties which could serve as additional collateral, and we may not have the financial resources in the future to make any mandatory principal prepayments required under our revolving credit facility.

As a result, we may be unable to obtain adequate funding under our revolving credit facility. If funding is not available when needed, or is available only on unfavorable terms, it could adversely affect our development plans as currently anticipated, which could have a material adverse effect on our production, revenues and results of operations.

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

We engage in exploration and development drilling activities in the GoM Shelf, which activities are inherently risky. These activities may be unsuccessful for many reasons. In addition to a failure to find oil or natural gas, drilling efforts can be affected by adverse weather conditions such as hurricanes and tropical storms in the Gulf of Mexico, cost overruns, equipment shortages and mechanical difficulties. Therefore, the successful drilling of an oil or gas well does not ensure we will realize a profit on our investment. A variety of factors, both geological and market-related, could cause a well to become uneconomic or only marginally economic. In addition to their costs, unsuccessful wells could impede our efforts to replace reserves.

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

We maintain insurance for some, but not all, of the potential risks and liabilities associated with our business. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. Due to market conditions, including with respect to commodity prices such as for oil and natural gas, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance policies are economically unavailable or available only for reduced amounts of coverage. Consistent with industry practice, we are not fully insured against all risks, including high-cost business interruption insurance and drilling and completion risks that are generally not recoverable from third parties or insurance. In addition, pollution and environmental risks generally are not fully insurable. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our financial condition and results of operations. Due to a number of catastrophic events like the terrorist attacks on September 11, 2001, Hurricanes Ivan, Katrina, Rita, Gustav and Ike, and the April 20, 2010 Deepwater Horizon incident, insurance underwriters increased insurance premiums for many of the coverages historically maintained and issued general notices of cancellation and significant changes for a wide variety of insurance coverages. The oil and natural gas industry suffered damage from Hurricanes Ivan, Katrina, Rita, Gustav and Ike. As a result, insurance costs have increased significantly from the costs that similarly situated participants in this industry have historically incurred. Insurers are requiring higher retention levels and limit the amount of insurance proceeds that are available after a major wind storm in the event that damages are incurred. If storm activity in the future is severe, insurance underwriters may no longer insure Gulf of Mexico assets against weather-related damage. In addition, we do not have, and it is unlikely we will obtain, business interruption insurance due to its high cost. If an accident or other event resulting in damage to our operations, including severe weather, terrorist acts, war, civil disturbances, pollution or environmental damage, occurs and is not fully covered by insurance or a recoverable indemnity from a vendor, it could adversely affect our financial condition and results of operations. Moreover, we may not be able to maintain adequate insurance in the future at rates we consider reasonable or be able to obtain insurance against certain risks.

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

We operate in a highly competitive environment for reviewing prospects, acquiring properties, marketing oil and gas and securing trained personnel. Many of our competitors are major or independent oil and gas companies that possess and employ financial resources that allow them to obtain substantially greater technical and personnel resources than ours. We actively compete with other companies when acquiring new leases or oil and gas properties. For example, new leases acquired from the BOEM are acquired through a “sealed bid” process and are generally awarded to the highest bidder. These additional resources can be particularly important in reviewing prospects and purchasing properties. The competitors may also have a greater ability to continue drilling activities during periods of low oil and gas prices, such as the current decline in oil prices, and to absorb the burden of current and future governmental regulations and taxation. Competitors may be able to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Competitors may also be able to pay more for productive oil and gas properties and exploratory prospects than we are able or willing to pay. Further, our competitors may be able to expend greater resources on the existing and changing technologies that we believe will impact attaining success in the industry. If we are unable to compete successfully in these areas in the future, our future revenues and growth may be diminished or restricted.

Market conditions or transportation impediments may hinder access to oil and gas markets, delay production or increase our costs.

Market conditions (including with respect to commodity prices such as for oil and natural gas), the unavailability of satisfactory oil and natural gas transportation or the remote location of our drilling operations may hinder our access to oil and natural gas markets or delay production. The availability of a ready market for oil and gas production depends on a number of factors, including the demand for and supply of oil and gas and the proximity of reserves to pipelines or trucking and terminal facilities. In deepwater operations, market access depends on the proximity of and our ability to tie into existing production platforms owned or operated by others and the ability to negotiate commercially satisfactory arrangements with the owners or operators. We may be required to shut in wells or delay initial production for lack of a market or because of inadequacy or unavailability of pipeline or gathering system capacity. Restrictions on our ability to sell our oil and natural gas may have several other adverse effects, including higher transportation costs, fewer potential purchasers (thereby potentially resulting in a lower selling price) or, in the event we were unable to market and sustain production from a particular lease for an extended time, possible loss of a lease due to lack of production. In the event that we encounter restrictions in our ability to tie our production to a gathering system, we may face considerable delays from the initial discovery of a reservoir to the actual production of the oil and gas and realization of revenues. In some cases, our wells may be tied back to platforms owned by parties with no economic interests in these wells. There can be no assurance that owners of such platforms will continue to operate the platforms. If the owners cease to operate the platforms or their processing equipment, we may be required to shut in the associated wells, which could adversely affect our results of operations.

Most of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage.

We own leasehold interests in areas not currently held by production. Unless production in paying quantities is established on units containing certain of these leases during their terms, the leases will expire. If our leases expire, we will lose our right to develop the related properties. We have leases on 54,852 gross acres (30,878 net) that could potentially expire during fiscal year 2016.

Our drilling plans for areas not currently held by production are subject to change based upon various factors. Many of these factors are beyond our control, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints and regulatory approvals. On our acreage that we do not operate, we have less control over the timing of drilling, therefore there is additional risk of expirations occurring in those sections.

We are not the operator on all of our properties and therefore are not in a position to control the timing of development efforts, the associated costs, or the rate of production of the reserves on such properties.

As we carry out our planned drilling program, we will not serve as operator of all planned wells. We operated approximately 97% of our proved reserves at June 30, 2015. As a result, we may have limited ability to exercise influence over the operations of some non-operated properties or their associated costs. Dependence on the operator and other working interest owners for these projects, and limited ability to influence operations and associated costs could prevent the realization of targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

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

Shell, ExxonMobil and Chevron each accounted for approximately 29%, 26% and 24%, respectively, of our total oil and natural gas revenues during the year ended June 30, 2015. Beginning July 1, 2015, Trafigura replaced ExxonMobil and is expected to account for approximately 20 – 25% of our total oil and gas revenue from July 1, 2015 through December 31, 2015. Our inability to continue to sell our production to Shell, Chevron or Trafigura, if not offset by sales with new or other existing customers, could have a material adverse effect on our business and operations.

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

Additionally, if John D. Schiller, Jr. ceases to be our chief executive officer (except as a result of his death or disability) and a reasonably acceptable successor is not appointed within 180 days, the lenders of our revolving credit facility could declare amounts outstanding thereunder immediately due and payable. Such an event could have a material adverse effect on our business and operations.

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

We enter into derivative contracts to reduce the impact of oil and natural gas price volatility on our cash flow from operations. Currently, we use a combination of crude oil and natural gas put, swap and collar arrangements to mitigate the volatility of future oil and natural gas prices received on our production.

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

During periods of declining commodity prices, our commodity price derivative positions increase, which increases our counterparty exposure.

Ultra-deep trend wells may require equipment that may delay development and incur longer drilling times, which may increase costs.

We have participated in eight ultra-deep wells to date with our participations ranging from approximately 9% to 23%. These projects have similar geological characteristics as deepwater prospects with a potential for significant reserves. The ultra-deep wells are some of the deepest wells ever drilled in the world and are subject to very high pressures and temperatures. The drilling, logging and completion techniques are near the limits of existing technologies. As a result, new technologies and techniques are being developed to deal with these challenges. The use of advanced drilling technologies involves a higher risk of technological failure and potentially higher costs. In addition, there can be delays in completion due to necessary equipment that is specially ordered to handle the challenges of ultra-deep wells.

Deepwater operations present special risks that may adversely affect the cost and timing of reserve development.

Currently, we have minority, non-operated interests in four deepwater fields. We may evaluate additional activity in the deepwater Gulf of Mexico in the future. Exploration for oil or natural gas in the deepwater of the Gulf of Mexico generally involves greater operational and financial risks than exploration on the shelf. Deepwater drilling generally requires more time and more advanced drilling technologies, involving a higher risk of technological failure and usually higher drilling costs. Deepwater wells often use subsea completion techniques with subsea trees tied back to host production facilities with flow lines. The installation of these subsea trees and flow lines requires substantial time and the use of advanced remote installation mechanics. These operations may encounter mechanical difficulties and equipment failures that could result in cost overruns. Furthermore, the deepwater operations generally lack the physical and oilfield service infrastructure present on the shelf. As a result, a considerable amount of time may elapse between a deepwater discovery and the marketing of the associated oil or natural gas, increasing both the financial and operational risk involved with these operations. Because of the lack and high cost of infrastructure, some reserve discoveries in the deepwater may never be produced economically.

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

We may not realize all of the anticipated benefits from our current and future acquisitions, such as increased earnings, cost savings and revenue enhancements, for various reasons, including difficulties integrating operations and personnel, higher than expected acquisition and operating costs or other difficulties, unknown liabilities, inaccurate reserve estimates and fluctuations in market prices, including with respect to commodity prices such as for oil and natural gas.

For example, following the EPL Acquisition, commodity prices significantly declined, and we have experienced a sustained low commodity price environment. As a result of the significant decline in commodity prices, we have not realized the revenue enhancements that we originally anticipated from the EPL Acquisition and have substantial additional debt to service that was incurred in connection with funding the EPL Acquisition.

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

Additional deepwater drilling laws and regulations, delays in the processing and approval of drilling permits and exploration and oil spill response plans, and other related restrictions arising after the Deepwater Horizon incident in the Gulf of Mexico may have a material adverse effect on our business, financial condition, or results of operations.

In response to the Deepwater Horizon incident in the Gulf of Mexico in April 2010, BSEE and BOEM, each agencies of the U.S. Department of the Interior, have imposed new and more stringent permitting procedures and regulatory safety and performance requirements for new wells to be drilled in federal waters. These governmental agencies have also implemented and enforced new rules, Notices to Lessees and Operators and temporary drilling moratoria that imposed safety and operational performance measures on exploration, development and production operators in the Gulf of Mexico or otherwise resulted in a temporary cessation of drilling activities. Compliance with these added and more stringent regulatory restrictions in addition to any uncertainties or inconsistencies in current decisions and rulings by governmental agencies and delays in the processing and approval of drilling permits and exploration, development and oil spill response plans could adversely affect or delay new drilling and ongoing development efforts. Moreover, these governmental agencies are continuing to evaluate aspects of safety and operational performance in the Gulf of Mexico and, as a result, are developing and implementing new, more restrictive requirements such as, for example, the 2013 amendments to the federal Workplace Safety Rule regarding the utilization of a more comprehensive safety and environmental management system, (“SEMS”), which amended rule is sometimes referred to as SEMS II, and, more recently, the August 2014 Advanced Notice of Proposed Rulemaking that ultimately seeks to bolster the offshore financial assurance and bonding program.

Among other adverse impacts, these additional measures could delay or disrupt our operations, increase the risk of expired leases due to the time required to develop new technology, result in increased supplemental bonding requirements and incurrence of associated added costs, limit operational activities in certain areas, or cause us to incur penalties, fines, or shut-in production at one or more of our facilities. If similar material spill incidents were to occur in the future, the United States or other countries could elect again to issue directives to temporarily cease drilling activities and, in any event, may from time to time issue further safety and environmental laws and regulations regarding offshore oil and natural gas exploration and development. We cannot predict the full impact of any new laws or regulations on our drilling operations or on the cost or availability of insurance to cover some or all of the risks associated with such operations.

Further, the deepwater areas of the Gulf of Mexico (as well as international deepwater locations) lack the degree of physical and oilfield service infrastructure present in shallower waters. Therefore, despite our oil spill response capabilities, it may be difficult for us to quickly or effectively execute any contingency plans related to future events similar to the Deepwater Horizon incident. The matters described above, individually or in the aggregate, could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.

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

Changes in environmental laws and regulations or how they are interpreted or applied occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our industry in general and on our own results of operations, competitive position or financial condition. Although we intend to be in compliance in all material respects with all applicable environmental laws and regulations, we cannot assure shareholders that we will be able to comply with existing or new regulations. In addition, the risk of accidental spills, leakages or other circumstances could expose us to extensive liability.

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

We have identified material weaknesses in our internal controls that, if not properly corrected, could result in material misstatements in our financial statements.

Our management has identified material weaknesses in our internal control over financial reporting as of June 30, 2015. Further, we have determined that control deficiencies existed with respect to certain aspects of our historical financial reporting and, accordingly, we have concluded that our prior reports on disclosure controls and procedures may not have been correct and prior reports on internal control over financial reporting and changes in internal control over financial reporting may have been incorrect. A material weakness is a deficiency, or combination of deficiencies in internal controls over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain properly designed controls over the contemporaneous formal documentation that we had historically prepared to support our initial designations of derivative financial instruments as cash flow hedges in connection with our crude oil and natural gas hedging program. Specifically, the controls in place relating to the documentation of hedge designations were not properly designed to provide reasonable assurance that these derivative contracts would be properly recorded and disclosed in the financial statements in accordance with U.S. GAAP. As a result, our controls failed to detect that our formal hedge documentation did not meet the technical requirements to qualify for cash flow hedge accounting treatment in accordance with ASC Topic 815, Derivatives and Hedging. The primary reason for this determination was that the formal hedge documentation lacked specificity of the hedged items and, therefore, the designations failed to meet hedge documentation requirements for cash flow hedge accounting treatment. Effective June 30, 2015, management discontinued the use of hedge accounting on all derivative contracts and does not expect the material weakness associated with hedge accounting to recur. If, in the future, we were to begin to designate our derivatives as hedges we would need to enhance our controls regarding consideration of all sources of ineffectiveness.

In addition, the Board has recently learned that, in 2007, 2009 and 2014, the Company’s Chief Executive Officer borrowed funds from personal acquaintances or their affiliates, certain of whom provided the Company with services. The Board also learned that Norman Louie, one of our directors, made a personal loan to Mr. Schiller in 2014 before Mr. Louie became a director of the Company. At the time the loan was made, Mr. Louie was a managing director at Mount Kellett Capital Management LP, which at the time, and as of June 30, 2015, owned a majority interest in Energy XXI M21K and 6.3% of the Company’s common stock. The loans made in 2014 are still outstanding. Since Mr. Schiller did not disclose the personal loans before they were made, the Board has determined that he did not comply with the procedural requirements of the Company’s Code of Business Conduct and Ethics. Upon learning of Mr. Schiller’s personal loans from affiliates of service providers, the Board engaged independent legal counsel to conduct an internal investigation, with the assistance of outside forensic accountants, to review these loans and the Company’s vendor procurement processes. The Board is still reviewing the results of the internal investigation. Although the internal investigation has not uncovered any illegal activity or any impact on the Company’s financial reporting or financial statements, the Company concluded this non-compliance to be a material weakness in its control environment given the leadership position of this officer, the visibility and importance of his actions to the Company’s overall system of controls and the significance with which the Company views this nondisclosure. As part of its review, the Board has begun the process of designing and implementing additional controls and procedures, including, but not limited to, strengthening the Company’s vendor procurement procedures to address any potential conflicts of interest that could arise from Mr. Schiller’s personal loans; revising the Code of Business Conduct and Ethics to explicitly ban any such personal loans in the future; and implementing an enhanced comprehensive training program on the Company’s Code of Business Conduct and Ethics.

If we are not able to remedy the control deficiencies in a timely manner, we may be unable to provide holders of our securities with the required financial information in a timely and reliable manner, either of which could subject us to litigation and regulatory enforcement actions.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the crude oil and natural gas that we produce.

The EPA has determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act (“CAA”). Among the EPA’s rules regulating greenhouse gas emissions under the CAA, one requires a reduction in emissions of greenhouse gases from motor vehicles and requires preconstruction and operating permits for certain large stationary sources of such emissions. The EPA has also adopted rules requiring the monitoring and reporting of greenhouse gas emissions from specified greenhouse gas emission sources in the United States, including petroleum refineries and certain onshore oil and natural gas production facilities. In addition, in January 2015, the Obama Administration announced its goal to reduce methane emissions from the oil and gas sector by 40 to 45% from 2012 emission levels by 2025. As part of this announcement, the EPA announced that it will issue a proposed rule in the summer of 2015 and a final rule in 2016 setting standards for methane and volatile organic compounds emissions from new and modified oil and gas production sources and natural gas processing and transmission sources.

In addition, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances that correspond to their annual emissions of greenhouse gases. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal. As the number of emission allowances declines each year, the cost or value of such allowances is expected to escalate significantly.

The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produced. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. Our offshore operations are particularly at risk from severe climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

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

We depend on digital technology, including information systems and related infrastructure, to process and record financial and operating data, communicate with our employees and business partners, analyze seismic and drilling information, estimated quantities of oil and gas reserves and for many other activities related to our business. Our business partners, including vendors, service providers, purchasers of our production, and financial institutions, are also dependent on digital technology. The complexity of the technologies needed to extract oil and gas in increasingly difficult physical environments, such as the ultra-deep trend, and global competition for oil and gas resources make certain information more attractive to thieves.

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

We may be taxed as a United States corporation.

Energy XXI Ltd is incorporated under the laws of Bermuda because of our long-term desire to have business interests outside the United States. Currently, legislation in the United States that penalizes domestic corporations that reincorporate in a foreign country does not affect us, but future legislation could.

We plan to purchase any U.S. assets through our wholly owned subsidiary Energy XXI, Inc. and its subsidiaries, who will pay U.S. taxes on U.S. income. Energy XXI Ltd does not currently intend to engage in any business activity in the United States. However, there is a risk that some or all of our income could be challenged, and considered as effectively connected to a U.S. trade or business, and therefore subject to U.S. taxation. In consideration of this risk, Energy XXI Ltd and its U.S. subsidiaries have implemented certain operational steps to separate the U.S. operations from our other operations. In general, employees based in the United States will be employees of our U.S. subsidiaries, and will be paid for their services by such U.S. subsidiaries. Salaries of our employees who are U.S. residents and who render services to the U.S. business activities will be allocated as expenses of the U.S. subsidiaries.

Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.

The Budget for Fiscal Year 2016 sent to Congress by President Obama on February 2, 2015, among other proposed legislation, contains recommendations that, if enacted into law, would eliminate certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include (1) the repeal of the percentage depletion allowance for oil and natural gas properties, (2) the elimination of current deductions for intangible drilling and development costs, (3) the elimination of the deduction for certain domestic production activities, and (4) an extension of the amortization period for certain geological and geophysical expenditures. Several bills have been introduced in Congress that would implement these proposals. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of this legislation or any similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such changes could have an adverse effect on our financial position, results of operations and cash flows.

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

The impact of Bermuda’s letter of commitment to the Organisation for Economic Co-operation and Development to eliminate harmful tax practices is uncertain and could affect our tax status in Bermuda.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Information regarding our properties is included in Item 1 “Business” of this Form 10-K.

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

	Unrestricted Common Stock
	High	Low
Fiscal 2014
First Quarter	$30.02	$22.17
Second Quarter	32.45	25.15
Third Quarter	25.86	21.22
Fourth Quarter	24.01	20.29
Fiscal 2015
First Quarter	23.55	11.35
Second Quarter	11.13	2.45
Third Quarter	4.83	2.33
Fourth Quarter	4.61	2.63

As of September 15, 2015, there were approximately 463 holders of record of our common stock.

Dividend Information

We paid cash dividends of $0.01 per share to holders of our common stock on March 13, 2015 and June 12, 2015. We paid cash dividends of $0.12 per share to holders of our common stock on September 12, 2014 and December 12, 2014. We paid quarterly cash dividends of $0.12 per share to holders of our common stock during the year ended June 30, 2014.

Cash dividends on our common stock were not approved and will not be paid for the first quarter of fiscal year 2016 and are not expected to be paid in the foreseeable future. The covenants in certain debt instruments to which we are a party place certain restrictions and conditions on our ability to pay dividends. Any future cash dividends would depend on contractual limitations, future earnings, capital requirements, our financial condition and other factors determined by our Board of Directors.

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

We have not made any repurchases under our repurchase program during the fiscal year ended June 30, 2015, and we have suspended the repurchase program indefinitely to reduce our capital needs.

Item 6. Selected Financial Data

The following information as of and for the years ended June 30, 2014, 2013, 2012, and 2011 has been updated to reflect the restatement to our financial statements as discussed in Note 22– Restatement of Previously Issued Consolidated Financial Statements of Notes to Consolidated Financial Statements in this Form 10-K. The amounts for prior periods presented in this report have been restated primarily to reflect the recognition of gains and losses on derivative financial instruments previously included in accumulated other comprehensive income (loss) to gain (loss) on derivative financial instruments in earnings as a component of revenues and the reclassification of amounts associated with settled contracts previously included in oil and gas sales revenues to gain (loss) on derivative financial instruments as a result of not qualifying for cash flow hedge accounting treatment. The restatement also reflects resulting adjustments to net oil and natural gas properties, impairment of oil and natural gas properties and depreciation, depletion and amortization due to the previous inclusion of the value of the cash flow hedges in our full cost ceiling test, which is only permitted if the derivative instruments qualify for cash flow hedge accounting. Additionally, resulting adjustments to deferred income taxes and income tax expense (benefit) are also reflected in the restatement. The following table sets forth a reconciliation of previously reported and restated net income (loss) and accumulated deficit as of the dates and for the periods shown (in thousands):

	Net Income (Loss)				Accumulated Deficit
	Year Ended June 30,				At June 30, 2010
	2014	2013	2012	2011
	(In thousands)
Previously reported	$59,111	$162,081	$335,827	$64,655	$(492,867)
Pre-tax adjustments:
Change in accounting for derivative financial instruments	(72,348)	(47,770)	193,980	(147,984)	42,660
Related impact on ceiling test impairment	—	—	—	—	(187,800)
Related impact on depreciation, depletion and amortization	9,293	12,433	16,894	18,926	32,916
Total pre-tax adjustments	(63,055)	(35,337)	210,874	(129,058)	(112,224)
Related income tax provision (benefit)	(22,069)	(54,039)	67,893	(51,794)	14,954
Net after-tax adjustments	(40,986)	18,702	142,981	(77,264)	(127,178)
Restated	$18,125	$180,783	$478,808	$(12,609)	$(620,045)

You should read the selected consolidated historical financial information set forth below in conjunction with our restated Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our restated audited consolidated financial statements and the notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

We have derived the following selected consolidated financial information as of June 30, 2015 and 2014 and for the years ended June 30, 2015, 2014 and 2013 from the audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data.” We have derived the selected consolidated financial information as of June 30, 2013, 2012 and 2011 and for the years ended June 30, 2012 and 2011 from our restated consolidated financial information.

We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. We have included in Part II, Item 8, “Financial Statements and Supplementary Data,” restated quarterly financial statements for the three months ended September 30, 2014 and 2013 the three and six months ended December 31, 2014 and 2013, and the three and nine months ended March 31, 2015 and 2014. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon. These historical results are not necessarily indicative of results to be expected for any future periods.

	Year Ended June 30,
	2015	2014(1) (Restated)	2013 (Restated)	2012 (Restated)	2011 (Restated)
	(In thousands, except per share amounts)
Income Statement Data
Revenues	$1,405,452	$1,153,123	$1,158,932	$1,504,611	$716,950
Depreciation, depletion and amortization (“DD&A”)	705,521	414,026	363,791	350,569	274,553
Impairment of oil and natural gas properties	2,421,884	—	—	—	—
Goodwill impairment	329,293	—	—	—	—
Operating income (loss)	(2,710,891)	217,806	326,081	694,158	79,865
Other (expense) – net	(336,297)	(164,661)	(112,704)	(108,811)	(132,006)
Net income (loss)	(2,433,838)	18,125	180,783	478,808	(12,609)
Basic earnings (loss) per common share	$(25.97)	$0.09	$2.14	$5.95	$(0.75)
Diluted earnings (loss) per common share	$(25.97)	$0.09	$1.94	$5.27	$(0.75)
Cash Flow Data
Provided by (used in)
Operating activities	$330,753	$545,460	$638,148	$785,514	$387,725
Investing activities
Acquisitions	(301)	(849,641)	(161,164)	(6,401)	(1,012,262)
Investment in properties	(723,829)	(788,676)	(816,105)	(570,670)	(281,233)
Proceeds from the sale of properties	261,931	126,265	—	2,750	38,431
Other	1,751	(32,523)	(16,734)	4,728	(8)
Total investing activities	(460,448)	(1,544,575)	(994,003)	(569,593)	(1,255,072)
Financing activities	740,737	1,144,921	238,768	(127,241)	881,530
Increase (decrease) in cash	611,042	145,806	(117,087)	88,680	14,183
Dividends Paid per Common Share	$0.26	$0.48	$0.33	$0.07	$—

	June 30,
	2015	2014 (Restated)	2013 (Restated)	2012 (Restated)	2011 (Restated)
	(In thousands)
Balance Sheet Data
Total assets	$4,690,829	$7,341,497	$3,505,080	$3,011,882	$2,662,901
Long-term debt including current maturities	4,608,432	3,759,644	1,370,045	1,018,344	1,113,387
Stockholders’ equity (deficit)	(728,722)	1,734,560	1,367,935	1,286,776	810,738
Common shares outstanding	94,643	93,720	76,486	78,838	76,203

(1)	On June 3, 2014, we completed the EPL Acquisition which significantly increased our scope of operation. See Note 3 — “Acquisitions and Dispositions” to our Consolidated Financial Statements in this Form 10-K.

	Year Ended June 30,
Operating Highlights	2015	2014 (Restated)	2013 (Restated)	2012 (Restated)	2011 (Restated)
	(In thousands, except per unit amounts)
Operating revenues
Oil sales	$1,052,731	$1,104,208	$1,067,687	$1,186,193	$777,869
Natural gas sales	117,282	135,883	112,753	88,608	101,813
Gain (loss) on derivative financial instruments	235,439	(86,968)	(21,508)	229,809	(162,732)
Total revenues	1,405,452	1,153,123	1,158,932	1,504,610	716,950
Percentage of operating revenues from crude oil
Prior to gain (loss) on derivative financial instruments	90%	89%	90%	93%	88%
Operating expenses
Lease operating expense
Insurance expense	40,046	31,183	32,737	28,521	27,876
Workover and maintenance	65,562	66,481	65,118	56,413	33,095
Direct lease operating expense	357,927	268,083	239,308	225,881	178,507
Total lease operating expense	463,535	365,747	337,163	310,815	239,478
Production taxes	8,385	5,427	5,246	7,261	3,336
Gathering and transportation	21,144	23,532	24,168	16,371	12,499
DD&A	705,521	414,026	363,791	350,569	274,553
Accretion of asset retirement obligations	50,081	30,183	30,885	39,161	32,127
Impairment of oil and natural gas properties	2,421,884	—	—	—	—
Goodwill impairment	329,293	—	—	—	—
General and administrative	116,500	96,402	71,598	86,276	75,091
Total operating expenses	4,116,343	935,317	832,851	810,453	637,084
Operating income (loss)	$(2,710,891)	$217,806	$326,081	694,157	79,866
Sales volumes per day
Natural gas (MMcf)	102.7	89.7	88.6	81.5	67.2
Crude oil (MBbls)	41.8	30.1	28.3	30.5	23.4
Total (MBOE)	58.9	45	43.1	44.1	34.6
Percent of sales volumes from crude oil	71%	67%	66%	69%	68%
Average sales price
Oil per Bbl	$68.99	$100.59	$103.48	$106.17	$90.95
Natural gas per Mcf	3.13	4.15	3.48	2.97	4.15
Gain (loss) on derivative financial instruments per BOE	10.95	(5.29)	(1.37)	14.24	(12.87)
Total revenues per BOE	65.36	70.16	73.77	93.21	56.71
Operating expenses per BOE
Lease operating expense
Insurance expense	1.86	1.90	2.08	1.77	2.21
Workover and maintenance	3.05	4.04	4.15	3.49	2.62
Direct lease operating expense	16.64	16.31	15.23	13.99	14.12
Total lease operating expense per BOE	21.55	22.25	21.46	19.25	18.95
Production taxes	0.39	0.33	0.33	0.45	0.26
Gathering and transportation	0.98	1.43	1.54	1.01	0.99
DD&A	32.81	25.19	23.16	21.72	21.72
Accretion of asset retirement obligations	2.33	1.84	1.97	2.43	2.54
Impairment of oil and natural gas properties	112.63	—	—	—	—
Goodwill impairment	15.31	—	—	—	—
General and administrative	5.42	5.87	4.56	5.34	5.94
Total operating expenses per BOE	191.42	56.91	53.02	50.20	50.40
Operating income (loss) per BOE	$(126.06)	$13.25	$20.75	$43.01	$6.31

	Quarter Ended
Operating Highlights	June 30, 2015	March 31, 2015 (Restated)	December 31, 2014 (Restated)	September 30, 2014 (Restated)	June 30, 2014 (Restated)
	(In thousands, except per unit amounts)
Operating revenues
Oil sales	$225,263	$177,605	$279,708	$370,155	$294,975
Natural gas sales	23,908	27,012	31,801	34,561	34,599
Gain (loss) on derivative financial instruments	(29,711)	16,963	191,462	56,725	(28,266)
Total revenues	219,460	221,580	502,971	461,441	301,308
Percentage of operating revenues from crude oil
Prior to gain (loss) on derivative financial instruments	90%	87%	90%	91%	90%
Operating expenses
Lease operating expense
Insurance expense	8,963	8,828	11,233	11,022	8,357
Workover and maintenance	12,243	10,773	13,130	29,416	14,408
Direct lease operating expense	72,268	88,509	95,003	102,147	79,806
Total lease operating expense	93,474	108,110	119,366	142,585	102,571
Production taxes	1,492	1,537	2,263	3,093	1,750
Gathering and transportation	3,459	3,726	4,771	9,188	6,509
DD&A	183,279	187,947	175,155	159,140	117,503
Accretion of asset retirement obligations	12,358	12,106	12,798	12,819	9,366
Impairment of oil and natural gas properties	1,852,268	569,616	—	—	—
Goodwill impairment	—	—	329,293	—	—
General and administrative	25,210	37,121	27,745	26,424	30,824
Total operating expenses	2,171,540	920,163	671,391	353,249	268,523
Operating income (loss)	$(1,952,080)	$(698,583)	$(168,420)	$108,192	32,785
Sales volumes per day
Natural gas (MMcf)	103.2	110.4	96.5	100.7	84.8
Crude oil (MBbls)	42.0	41.6	41.8	41.8	32.0
Total (MBOE)	59.3	60.0	57.9	58.6	46.1
Percent of sales volumes from crude oil	71%	69%	72%	71%	69%
Average sales price
Oil per Bbl	$58.87	$47.49	$72.70	$96.28	$101.45
Natural gas per Mcf	2.55	2.72	3.58	3.73	4.48
Gain (loss) on derivative financial instruments per BOE	(5.51)	3.14	35.94	10.53	(6.74)
Total revenues per BOE	40.70	41.06	94.40	85.64	71.84
Operating expenses per BOE
Lease operating expense
Insurance expense	1.66	1.64	2.11	2.05	1.99
Workover and maintenance	2.27	2.00	2.46	5.46	3.44
Direct lease operating expense	13.40	16.40	17.83	18.96	19.03
Total lease operating expense per BOE	17.33	20.04	22.40	26.47	24.46
Production taxes	0.28	0.28	0.42	0.57	0.42
Gathering and transportation	0.64	0.69	0.90	1.71	1.55
DD&A	33.99	34.83	32.87	29.54	28.02
Accretion of asset retirement obligations	2.29	2.24	2.40	2.38	2.23
Impairment of oil and natural gas properties	343.52	105.56	—	—	—
Goodwill impairment	—	—	61.80	—	—
General and administrative	4.68	6.88	5.21	4.90	7.35
Total operating expenses per BOE	402.73	170.52	126.00	65.57	64.03
Operating income (loss) per BOE	$(362.03)	$(129.46)	$(31.60)	$20.07	$7.81

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Known material factors that could cause or contribute to such differences include those discussed under Part I, Item 1A “Risk Factors” in this Form 10-K.

Restatement of Previously Issued Consolidated Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations have been updated to reflect the effects of the restatement described in Note 22 — Restatement of Previously Issued Consolidated Financial Statements of Notes to Consolidated Financial Statements in this Form 10-K. We have also included a discussion of restated revenues for the three unaudited quarters of fiscal 2015 and fiscal 2014 following the discussion of our results of operations for our year ended June 30, 2015 compared to the year ended June 30, 2014 below. In addition, we have also included our restated financial statements for the three unaudited quarters of fiscal 2015 following our fiscal year 2015 financial statements in Item 8, “Financial Statements and Supplementary Data — Restated Quarterly Financial Statements” in this Form 10-K.

In connection with preparing this Form 10-K, we determined that the contemporaneous formal documentation that we had historically prepared to support our initial designations of derivative financial instruments as cash flow hedges in connection with our crude oil and natural gas hedging program did not meet the technical requirements to qualify for cash flow hedge accounting treatment in accordance with ASC Topic 815, Derivatives and Hedging. The primary reason for this determination was that the formal hedge documentation lacked specificity of the hedged items and, therefore, the designations failed to meet hedge documentation requirements for cash flow hedge accounting treatment. Consequently, unrealized gains or losses resulting from those derivative financial instruments should have been recorded in our consolidated statements of operations as a component of earnings. Under the cash flow hedge accounting treatment previously applied, we had recorded unrealized gains or losses resulting from changes in the fair value of our derivative financial instruments, net of the related tax impact, in accumulated other comprehensive income or loss until the production month when the associated hedge contracts were settled, at which time gains or losses associated with the settled contracts were reclassified to revenues.

The consolidated financial statements for prior periods presented in this report have been restated primarily to reflect the recognition of gains and losses on derivative financial instruments previously included in accumulated other comprehensive income (loss) to gain (loss) on derivative financial instruments in earnings and the reclassification of amounts associated with settled contracts previously included in oil and gas sales revenues to gain (loss) on derivative financial instruments as a result of not qualifying for cash flow hedge accounting treatment as described above. The restatement also reflects resulting adjustments to net oil and natural gas properties, impairment of oil and natural gas properties and depreciation, depletion and amortization due to the previous inclusion of the value of the cash flow hedges in our full cost ceiling test, which is only permitted if the derivative instruments qualify for cash flow hedge accounting. Additionally, resulting adjustments to deferred income taxes and income tax expense (benefit) are also reflected in the restatement. While these non-cash adjustments impact revenues, net income (loss) and net income (loss) attributable to common shareholders for each period, as well as total stockholders’ equity, these adjustments do not impact the economics of the hedge transactions nor do they affect our liquidity.

Overview

Energy XXI Ltd and its wholly-owned subsidiaries (“Energy XXI,” “us,” “we,” “our,” or “the Company”) is an independent oil and natural gas exploration and production company. With our principal operating subsidiary headquartered in Houston, Texas, we are engaged in the acquisition, development, operation and exploration of oil and natural gas properties onshore in Louisiana and on the Gulf of Mexico Shelf (“GoM Shelf”). Based on production volume, we are the largest publicly traded independent operator on the GoM Shelf. We intend to strengthen our position in a safe environment with a focus on delivering value for our shareholders.

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

On June 3, 2014, we completed the EPL Acquisition, pursuant to which we acquired all of EPL’s outstanding shares for total consideration of approximately $2.5 billion, including the assumption of EPL’s debt. The aggregate consideration received by EPL shareholders was paid 65% in cash and 35% in Energy XXI common shares and consisted of approximately $1.01 billion in cash and approximately 23.3 million common shares of Energy XXI. Upon closing, Energy XXI shareholders owned approximately 75% of the combined company and EPL shareholders owned the remaining 25%. The EPL Acquisition significantly increased our scope of operation. The EPL assets are located on the GoM Shelf and have been operationally integrated into our existing portfolio on the GoM Shelf.

During the second quarter of fiscal year 2015, oil prices began a substantial and rapid decline which has continued into the fiscal year 2016. In response to that decline, we initiated a series of financial and operational activities highlighted below.

•	Our fiscal year 2016 capital budget has been substantially reduced to a current planned amount of $130 to $150 million, as compared to actual capital expenditures in fiscal year 2015 (excluding acquisition activity) of approximately $649 million, and our fiscal year 2016 budget is focused on recompletion opportunities and lower risk development drilling opportunities in fields where we have had previous success, and eliminating capital commitments on exploration and other activities that do not provide incremental production.
•	We have reduced field level operating costs, bringing lease operating costs per barrel down by 30% from fourth quarter of fiscal year 2014, and we have reduced general and administrative costs per barrel by approximately 36% from fourth quarter 2014 primarily through efficiencies and headcount reductions and continue to focus on operational and cost efficiencies.
•	We have suspended dividends on our common stock for the foreseeable future.
•	On March 12, 2015, we closed our private placement of $1.45 billion in aggregate principal amount of the 11.0% Notes for net proceeds of $1.35 billion, after deducting the initial purchasers’ discount and direct offering costs paid by us. Of the net proceeds, $836 million was used to reduce our outstanding borrowings under our revolving credit facility to $150 million, with the remaining amount available for general corporate purposes, including funding a portion of our capital expenditure program for fiscal year 2015 and for fiscal year 2016.
•	In connection with the issuance of the 11.0% Notes, we proactively amended our revolving credit facility, to, among other things, reduce the total borrowing base availability to $500 million and make certain modifications to the existing financial covenants.
•	On June 30, 2015, we sold the GIGS for $245 million in cash, plus the assumption of an estimated $12.5 million asset retirement obligation associated with the decommissioning costs of the GIGS. In connection with the closing of the sale of the GIGS, we entered into a triple-net lease with Grand Isle Corridor pursuant to which we will continue to operate the GIGS.
•	In addition, on June 30, 2015, we sold our interest in the East Bay field for cash consideration of $21 million, plus the assumption of asset retirement obligations totaling approximately $55.1 million. The cash consideration is payable in two installments with $5 million received at closing and the remainder due on or before October 31, 2015. We retained a 5% overriding royalty interest (applicable only during calendar months if and when the WTI for such month averages over $65) on these assets for a period not to exceed 5 years from the closing date or $7 million whichever occurs first, and we also retained 50% of the deep rights associated with the East Bay field.

•	During January 2015, we monetized our existing calendar 2015 ICE Brent three-way collars and Argus-LLS put spreads for total net proceeds of approximately $73.1 million. Additionally, we repositioned our calendar 2015 hedging portfolio by putting on Argus-LLS three-way collars, and we entered into NYMEX WTI collars to hedge a portion of our calendar 2016 production at the then current commodity prices, which will provide us some price protection against further decline in oil prices. Subsequent to these transactions, we have some price protection under our hedging portfolio on approximately 27,000 barrels of crude oil per day representing approximately 70% of our estimated crude oil production volumes through December 2015 and some price protection on approximately 14,000 barrels of crude oil per day representing approximately 40% of our estimated crude oil production volumes in calendar 2016 under our hedging portfolio, which includes financially settled puts, put spreads, zero-cost collars and three-way collars. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and in Note 10 — “Derivative Financial Instruments” to our Consolidated Financial Statements in this Form 10-K for a detailed discussion of our hedging program.

In addition, in light of current commodity prices and our leverage position, we continue to analyze a variety of transactions and mechanisms designed to reduce debt, including the retirement or purchase of outstanding debt securities through cash purchases and/or exchanges for equity or other Company securities in open market purchases, privately negotiated transactions or otherwise and opportunistic acquisitions. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

At June 30, 2015, our total proved reserves were 183.5 MMBOE of which 75% were oil and 68% were classified as proved developed. We operated or had an interest in 567 gross producing wells on 388,199 net developed acres, including interests in 52 producing fields. We believe operating our assets is a key to our success and approximately 97% of our proved reserves are on properties operated by us. Our geographical concentration on the GoM Shelf enables us to manage the operated fields efficiently and our high number of wellbore locations provides diversification of our production and reserves.

Acquisition and Dispositions

Sale of the Grand Isle Gathering System

On June 30, 2015, we sold certain real and personal property constituting a subsea pipeline gathering system located in the shallow GoM shelf and storage and onshore processing facilities on Grand Isle, Louisiana (altogether, and as previously defined, the “GIGS”) to Grand Isle Corridor, LP (“Grand Isle Corridor”), a wholly-owned subsidiary of CorEnergy Infrastructure Trust, Inc. (“CorEnergy) for cash consideration of $245 million, plus the assumption of an estimated $12.5 million asset retirement obligation associated with the decommissioning costs of the GIGS. The proceeds were recorded as a reduction to our oil and natural gas properties with no gain or loss being recognized. The net reduction to the full cost pool related to this sale was $248.9 million.

Additionally on June 30, 2015, in connection with the closing of the sale of the GIGS, we entered into a triple-net lease (the “GIGS Lease”) with Grand Isle Corridor pursuant to which we will continue to operate the GIGS. The primary term of the GIGS Lease is 11 years from the closing of the sale, with one renewal option, which will be the lesser of nine years or 75% of the expected remaining useful life of the GIGS. The operating lease utilizes a minimum rent plus a variable rent structure, which is linked to the oil revenues we realize from the GIGS above a predetermined oil revenue threshold. During the initial term, we will make fixed minimum monthly rental payments, which vary over the term of the lease. The aggregate annual minimum monthly payments for the first twelve months of the GIGS Lease total $31.5 million, and such payment amounts average $40.5 million per year over the life of the lease. Under the terms of the GIGS Lease, we retain any revenues generated from transporting third party volumes.

Under the terms of the GIGS Lease, we control the operation, maintenance, management and regulatory compliance associated with the GIGS, and we are responsible for, among other matters, maintaining the system in good operating condition, paying all utilities, insuring the assets, repairing the system in the event of any casualty loss, paying property and similar taxes associated with the system, and ensuring compliance with all environmental and other regulatory laws, rules and regulations. The GIGS Lease also imposes certain obligations on Grand Isle Corridor, including confidentiality of information and keeping the GIGS free of certain liens. In addition, we have, under certain circumstances, a right of first refusal during the term of the GIGS Lease and for two years thereafter to match any proposed transfer by Grand Isle Corridor of its interest as lessor under the GIGS Lease or its interest in the GIGS.

Sale of interests in the East Bay field

On June 30, 2015, we sold our interest in the East Bay field to Whitney Oil & Gas, LLC and Trimont Energy (NOW), LLC, for cash consideration of $21 million plus the assumption of asset retirement obligations estimated at $55.1 million. The cash consideration is payable in two installments with $5 million received at closing and the remainder due on or before October 31, 2015. We retained a 5% overriding royalty interest (applicable only during calendar months if and when the WTI for such month averages over $65) on these assets for a period not to exceed 5 years from the closing date or $7 million whichever occurs first, and we also retained 50% of the deep rights associated with the East Bay field. Revenues and expenses related to the field were included in our results of operations through June 30, 2015. The proceeds were recorded as a reduction to our oil and natural gas properties with no gain or loss being recognized. The net reduction to the full cost pool related to this sale was $68.9 million. We had acquired our interest in the East Bay field in the EPL Acquisition on June 3, 2014.

Purchase of interests in M21K, LLC

On August 11, 2015, we acquired all of the remaining equity interests of M21K, LLC (“M21K”) for consideration consisting of the assumption of all obligations and liabilities of M21K including approximately $25.2 million associated with M21K’s first lien credit facility, which was required to be paid at closing. Prior to this transaction, we had owned a 20% interest in M21K through our investment in EXXI M21K, LLC (“EXXI M21K”). See Note 6 — “Equity Method Investments” to our Consolidated Financial Statements in this Form 10-K. Please also see Note 3 — “Acquisitions and Dispositions” and Note 21 — “Subsequent Events” to our Consolidated Financial Statements in this Form 10-K for more information regarding these transactions.

Ultra-Deep and Salt Play Activity

Ultra Deep.  With our partner Freeport McMoRan Oil & Gas, LLC, we have participated in eight projects to date, both offshore and onshore, with our participation interests ranging from approximately 9% to 23%. The operator announced on December 24, 2014, that the Highlander well completed a successful production test, which was performed in the Cretaceous/Tuscaloosa section. The operator and its partners commenced production in late February 2015. A second well location has been identified and future plans will be determined pending review of performance of the first well. The operator has identified multiple prospects in the Highlander area which provide opportunities for future development of the field and controls rights to more than 50,000 gross acres. The field’s net production for the month of June 2015 of 0.5 MBOED accounted for approximately 1% of our net production. Net proved reserves for the field were 100% gas at June 30, 2015.

On February 1, 2013, we entered into an Exploration Agreement (the “Exploration Agreement”) with Apache Corporation (“Apache”) to jointly participate in exploration of oil and gas pay sands associated with salt dome structures on the central GoM Shelf. We have a 25% participation interest in the Exploration Agreement, which expires on February 1, 2018. The area of mutual interest under this Exploration Agreement includes several salt domes within a 135 block area. Our share of cost to acquire seismic data over a two-year seismic shoot phase is currently estimated to be approximately $37.5 million of which approximately $33.7 million was incurred through June 30, 2015. We expect to complete 3D seismic and WAZ seismic data processing in November 2015.

Known Trends and Uncertainties

Commodity Price Volatility.  Prices for oil and natural gas historically have been volatile and are expected to continue to be volatile. Oil prices declined significantly during fiscal year 2015, and our ability to maintain current production levels could be impacted by continued downward pressure on oil prices. The posted price per barrel for West Texas intermediate light sweet crude oil, or WTI, for the period from July 1,

2014 to June 30, 2015 ranged from a high of $105.34 to a low of $43.46, a decrease of 58.7%, and the NYMEX natural gas price per MMBtu for the period July 1, 2014 to June 30, 2015 ranged from a high of $4.49 to a low of $2.49, a decrease of 44.5%. As of September 22, 2015, the spot market price for WTI was $45.83. The recent declines in oil prices have adversely affected our financial position and results of operations and the quantities of oil and natural gas reserves that we can economically produce. If we experience sustained periods of low prices for oil and natural gas, it will likely have a further material adverse effect on our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.

Decreasing Service Costs.  We have also seen a significant and continuing reduction in rig rates and drilling costs, which should allow us to spend less capital drilling our development wells than in prior periods. Jack-up rig rates, for example, have fallen by 35 – 50% in recent months and other service providers are similarly cutting their rates.

Ceiling Test Write-down.   For the third and fourth quarters of our fiscal year ended June 30, 2015, we recognized ceiling test write-downs of our oil and natural gas properties of $569.6 million and $1,852.3 million, respectively. The write-downs did not impact our cash flows from operating activities but did increase our net loss and reduce stockholders’ equity. Further ceiling test write-downs may be required if oil and natural gas prices remain low or decline further, unproved property values decrease, estimated proved reserve volumes are revised downward or the net capitalized cost of proved oil and gas properties otherwise exceeds the present value of estimated future net cash flows. Based on the average oil and natural gas price calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the previous 12 months ending September 30, 2015, we presently expect to incur further impairment of $900 million to $1,200 million in the first fiscal quarter of 2016. If the current low commodity price environment or downward trend in oil prices continues beyond first fiscal quarter of 2016, we could incur further impairment to our full cost pool in fiscal 2016 based on the average oil and natural gas price calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the previous 12-month period under the SEC pricing methodology.

BOEM Bonding Requirements.  In April 2015, we received letters from the BOEM stating that certain of our subsidiaries no longer qualify for waiver of certain supplemental bonding requirements for potential offshore decommissioning, plugging and abandonment liabilities. The letters notified us that certain of our subsidiaries must provide approximately $1.0 billion in supplemental financial assurance and/or bonding for their offshore oil and gas leases, rights-of-way, and rights-of-use and easements. In June 2015, we reached agreements with the BOEM pursuant to which we provided $150 million of supplemental bonds issued to the BOEM, and the BOEM agreed to withdraw its orders with regard to supplemental bonding and postpone until November 15, 2015 the issuance of further requirements of us related to these supplemental bonding obligations. We currently maintain approximately $218.0 million in lease and/or area bonds issued to the BOEM and approximately $161.7 million in bonds issued to predecessor third party assignors including certain state regulatory bodies of certain wells and facilities on leases pursuant to a contractual commitment made by us to those third parties at the time of assignment with respect to the eventual decommissioning of those wells and facilities. Thus, our total supplemental bonding is approximately $379.7 million, with an annual premium expense of $5.9 million, and approximately $12 million in collateral posted. We also maintain $226 million in letters of credit to third parties on additional assets in the Gulf of Mexico. We are undertaking a number of initiatives to mitigate our potential additional bonding requirements resulting from any waiver disqualifications and any forthcoming requirement from the BOEM and to limit the amount of additional required supplemental bonding by ensuring we have received credit for all of the plugging and abandonment work completed to date, by accounting for recent asset divestitures and consequential reduction in related bonding requirements such as the June 2015 sale of our interest in the East Bay field, and by counting our existing bonds and letters of credit with third parties against the BOEM’s various bonding requests. However, with respect to our existing bonds and letters of credit with third parties, we can provide no assurance that the BOEM will consider them when determining the total value of additional financial assurances and/or bonding we must provide. In addition, since June 2015, we have received additional letters from the BOEM in which the BOEM requests additional supplemental bonding for other certain properties previously exempt from supplemental bonding, generally as a result of exempt co-owners either losing their exemptions or no longer owning an interest in the property. Furthermore, we anticipate our supplemental bonding requirements to increase as we further develop or acquire additional properties subject to the BOEM’s financial assurance requirements.

Although we believe we are currently in compliance with the supplemental bonding requirements, the BOEM may in the future continue to review our plugging, abandonment, decommissioning and removal obligations; re-evaluate the adequacy of our financial assurances; and require us to provide additional supplemental bonding or other surety for most or all of our properties. Furthermore, the BOEM is actively seeking to adjust its financial assurance requirements for all companies operating in federal waters. The cost of compliance with our existing supplemental bonding requirements or any other changes to the BOEM’s current bonding requirements or regulations applicable to us or our properties could be substantial and could materially and adversely affect our financial condition, cash flows, and results of operations. We can provide no assurance that we can continue to obtain bonds or other surety in all cases, and if we are unable to obtain the additional required bonds or assurances as requested, the BOEM may require any of our operations on federal leases to be suspended or terminated, and such action could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity. Please read “Risk Factors — We and our subsidiaries have been asked by the BOEM to obtain bonds or other surety in order to maintain compliance with BOEM regulations, which may be costly and could potentially reduce borrowings available under our revolving credit facility.”

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

Results of Operations

Year Ended June 30, 2015 Compared to the Restated Year Ended June 30, 2014

Our consolidated net loss attributable to common stockholders for the year ended June 30, 2015 was $2,445.7 million or $25.97 diluted net loss per common share (“per share”) as compared to consolidated net income attributable to common stockholders of $6.6 million or $0.09 diluted income per share for the year ended June 30, 2014. This decrease was primarily due to higher costs and expenses including impairment of oil and natural gas properties, impairment of goodwill, lower oil and natural gas sales prices and higher interest expense partially offset by higher crude oil and natural gas sales volumes and gain on derivative financial instruments.

Revenue Variances

	Year Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2015	2014 (Restated)
	(In thousands)
Oil	$1,052,731	$1,104,208	$(51,477)	(4.7)%
Natural gas	117,282	135,883	(18,601)	(13.7)%
Gain (loss) on derivative financial instruments	235,439	(86,968)	322,407	(370.7)%
Total Revenues	$1,405,452	$1,153,123	$252,329	21.9%

Revenues

Our consolidated revenues increased $252.3 million for the year ended June 30, 2015 as compared to the year ended June 30, 2014. Higher revenues were primarily due to higher oil sales volumes as a result of the EPL Acquisition and gain on derivative financial instruments, partially offset by lower commodity sales prices. Revenue variances related to commodity prices and sales volumes are presented in the following table and described below.

Price and Volume Variances

	Year Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)	Revenue Increase (Decrease)
	2015	2014 (Restated)
					(In thousands)
Price Variance
Oil sales prices (per Bbl)(1)	$68.99	$100.59	$(31.60)	(31.4)%	$(346,353)
Natural gas sales prices (per Mcf)(1)	3.13	4.15	(1.02)	(24.6)%	(33,336)
Gain (loss) on derivative financial instruments (per BOE)	10.95	(5.29)	16.24		322,407
Total price variance					(57,282)
Volume Variance
Oil sales volumes (MBbls)	15,259	10,978	4,281	39.0%	294,876
Natural gas sales volumes (MMcf)	37,472	32,754	4,718	14.4%	14,735
BOE sales volumes (MBOE)	21,504	16,437	5,067	30.8%
Percent of BOE from oil	71%	67%
Total volume variance					309,611
Total price and volume variance					$252,329

(1)	Commodity prices exclude the impact of derivative financial instruments.

Price Variances

Commodity prices are one of the key drivers of our earnings and net operating cash flow. Lower commodity prices decreased revenues by $379.7 million in the year ended June 30, 2015 as compared to the year ended June 30, 2014. Average oil prices decreased $31.60 per barrel in the year ended June 30, 2015, resulting in lower revenues of $346.4 million. Average natural gas prices decreased $1.02 per Mcf during the year ended June 30, 2015, resulting in lower revenues of $33.3 million. Our hedging activities partially offset the impact of the decrease in prices resulting in higher revenues of $322.4 million or $16.24 per BOE. The gain on derivatives for the year ended June 30, 2015 includes a gain on settlements and monetization of our derivative contracts of approximately $12.06 per barrel of oil compared to a loss on settlements of $1.58 per barrel of oil for the year ended June 30, 2014. Commodity prices are affected by many factors that are outside of our control, and we cannot accurately predict future commodity prices. Depressed commodity prices over an extended period of time could result in reduced cash from operating activities, potentially causing us to further reduce our capital expenditure program. Reductions in our capital expenditures could result in a reduction of production volumes.

Volume Variances

Sales volumes are another key driver of our earnings and net operating cash flow. Oil sales volumes increased 11.7 MBbls per day in the year ended June 30, 2015 as compared to the prior fiscal year, resulting in higher revenues of $294.9 million. Natural gas sales volumes were also higher in the year ended June 30, 2015, increasing 12.9 MMcf per day for fiscal year 2015 as compared to the prior fiscal year, resulting in higher revenues of $14.7 million. The increase in sales volumes in the year ended June 30, 2015 was primarily due to production from assets acquired in the EPL Acquisition partially offset by the impact of natural decline.

Costs and expenses and other (income) expense

	Year Ended June 30,				Increase (Decrease) Total $
	2015		2014 (Restated)
	Total $	Per BOE	Total $	Per BOE
	(In thousands, except per unit amounts)
Cost and expenses
Lease operating expense
Insurance expense	$40,046	$1.86	$31,183	$1.90	$8,863
Workover and maintenance	65,562	3.05	66,481	4.04	(919)
Direct lease operating expense	357,927	16.64	268,083	16.31	89,844
Total lease operating expense	463,535	21.55	365,747	22.25	97,788
Production taxes	8,385	0.39	5,427	0.33	2,958
Gathering and transportation	21,144	0.98	23,532	1.43	(2,388)
DD&A	705,521	32.81	414,026	25.19	291,495
Accretion of asset retirement obligations	50,081	2.33	30,183	1.84	19,898
Impairment of oil and natural gas properties	2,421,884	112.63	—	—	2,421,884
Goodwill impairment	329,293	15.31	—	—	329,293
General and administrative	116,500	5.42	96,402	5.87	20,098
Total costs and expenses	$4,116,343	$191.42	$935,317	$56.91	$3,181,026
Other (income) expense
(Income) loss from equity method investees	$17,165	$0.80	$5,231	$0.32	$11,934
Other income – net	(4,176)	(0.19)	(3,298)	(0.20)	(878)
Interest expense	323,308	15.03	162,728	9.90	160,580
Total other (income) expense	$336,297	$15.64	$164,661	$10.02	$171,636

Costs and expenses increased $3.2 billion in the year ended June 30, 2015 as compared to the year ended June 30, 2014, principally due to the impairment of oil and gas properties, the impairment of goodwill and higher DD&A expense. We also had higher lease operating expense, general and administrative expenses and accretion of asset retirement obligations, principally due to the EPL Acquisition and other factors discussed further below.

At the end of each quarter, we compare the present value of estimated future net cash flows from proved reserves (computed using the unweighted arithmetic average of the first-day-of-the-month historical price for each month within the previous 12-month period discounted at 10%, plus the lower of cost or fair market value of unproved properties and excluding cash flows related to estimated abandonment costs) to our full cost pool of oil and natural gas properties, net of related deferred taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of these oil and gas properties exceed the estimated discounted future net cash flows, we are required to write-down the value of our oil and natural gas properties to the value of the discounted cash flows. As a result of our ceiling test at March 31, 2015 and June 30, 2015, we recognized ceiling test impairments of our oil and natural gas properties totaling $2,421.9 million during the year ended June 30, 2015.

During the year ended June 30, 2015, we recorded a non-cash impairment charge of $329.3 million to reduce the carrying value of goodwill to zero as of December 31, 2014. At December 31, 2014, we performed a goodwill impairment test after assessing relevant events and circumstances, primarily the decline in oil prices since September 30, 2014. In the first step of the goodwill impairment test, we determined that the fair value of our reporting unit was less than its carrying amount, including goodwill, primarily due to price deterioration in forward pricing curves and an increase in our weighted average cost of capital, both factors which adversely impacted the fair value of our estimated reserves. Therefore, we performed the second step of the goodwill impairment test, which led us to conclude that there would be no remaining implied fair value attributable to goodwill at December 31, 2014.

Lease operating expense increased $97.8 million in the year ended June 30, 2015 compared to the year ended June 30, 2014. This increase was primarily due to higher direct lease operating expenses stemming from the increase in producing properties resulting from acquisitions and from our capital program, partially offset by declining service costs in the last three quarters of fiscal year 2015 resulting from the decline in commodity prices and decrease in demand for oil field services. Lease operating expense per BOE declined from $22.25 for the year ended June 30, 2014 to $21.55 for the year ended June 30, 2015.

DD&A expense increased $291.5 million in the year ended June 30, 2015 as compared to the year ended June 30, 2014. DD&A expense increased $166.2 million as a result of higher net production. This was coupled with an increase in the DD&A per BOE rate of $7.62, which increased DD&A expense by $125.3 million. The increase in the DD&A rate in the year ended June 30, 2015 was due to the EPL Acquisition, the reclassification of exploratory wells in progress to evaluated properties and a reduction in proved reserve estimates.

Accretion of asset retirement obligations increased $19.9 million in the year ended June 30, 2015 as compared to the prior fiscal year. This increase was principally due to accretion of asset retirement obligations assumed in connection with the EPL Acquisition.

General and administrative expense increased $20.1 million in the year ended June 30, 2015 as compared to the prior fiscal year, primarily due to executive and employee severance costs totaling approximately $17.6 million and consulting fees associated with the integration of EPL.

Other (income) expense increased $171.6 million in the year ended June 30, 2015 as compared to the year ended June 30, 2014, principally due to higher interest expense due to increased borrowings. Interest expense increased $160.6 million in the year ended June 30, 2015 as compared to the year ended June 30, 2014, principally due to debt incurred and assumed in connection with the EPL Acquisition, the issuance of the 11.0% Notes and the write-off of a portion of the deferred debt issue costs associated with our revolving credit facility. On a per unit of production basis, interest expense increased 51.8%, from $9.90 per BOE to $15.03 per BOE.

Income Tax Expense

We recorded income tax benefit of $613.4 million in the year ended June 30, 2015 compared to income tax expense of $35.0 million recorded in the year ended June 30, 2014. The effective income tax expense/(benefit) rate for the year ended June 30, 2015 is (20.1%) as compared to 65.9% for the year ended June 30, 2014. The decrease in the tax rate is primarily due: (i) the book loss for the year, (ii) the $329 million non-tax deductible goodwill impairment, and (iii) the $356.8 million increase in our valuation allowance. This increase in our valuation allowance was due to changes in our expectations regarding our future taxable income, consistent with net losses recorded during the current fiscal year (that are heavily influenced by oil and gas property impairments). In light of the form of the transaction related to the acquisition of EPL on June 3, 2014, the goodwill recognized as a result of the EPL Acquisition did not have tax basis; therefore, the goodwill impairment is nondeductible for tax purposes. See Note 17 — “Income Taxes” to our Consolidated Financial Statements in this Form 10-K.

Restated Quarterly Comparisons

The following table and subsequent section discuss the effect of the restatement for impacted line items on the consolidated statements of operations for the first three quarters in fiscal years 2015 and 2014. Amounts related to derivatives previously classified in accumulated other comprehensive income (loss) have been reclassified to (loss) gain on derivative financial instruments. The total impact to the income statements is shown in “Item 8. Financial Statements and Supplementary Data — Restated Quarterly Financial Statements.”

	For the Quarter Ended
	September 30,		December 31,		March 31,
	2014	2013	2014	2013	2015	2014
	(In Thousands, except per share information) (Unaudited)
Revenues – Crude oil sales:
As previously reported	$368,501	$289,229	$324,655	$262,230	$232,520	$249,955
Adjustments to revenues – crude oil sales	1,654	1,737	(44,947)	1,397	(54,915)	4,686
As restated	370,155	290,966	279,708	263,627	177,605	254,641
Revenues – natural gas sales:
As previously reported	34,730	35,363	33,100	34,586	27,672	35,228
Adjustments to revenues – natural gas sales	(169)	(2,779)	(1,299)	(3,448)	(660)	2,334
As restated	34,561	32,584	31,801	31,138	27,012	37,562
(Loss) gain on derivative financial instruments:
As previously reported	3,283	(1,441)	886	(5,722)	(1,932)	205
Adjustments to (loss) gain on derivative financial instruments	53,442	(28,962)	190,576	(15,229)	18,895	(7,554)
As restated	56,725	(30,403)	191,462	(20,951)	16,963	(7,349)
Total Revenues:
As previously reported	403,231	324,592	357,755	296,816	260,192	285,183
Adjustments to total revenues	58,210	(31,445)	145,216	(23,002)	(38,612)	(329)
As restated	461,441	293,147	502,971	273,814	221,580	284,854
Net Income (Loss):
As previously reported	(6,403)	43,139	(373,879)	10,495	(584,317)	7,292
Adjustments to net income (loss)	33,593	(17,857)	97,916	(8,567)	89,256	(974)
As restated	27,190	25,282	(275,963)	1,928	(495,061)	6,318
Earnings (Loss) per Share (Basic):
As previously reported	(0.10)	0.53	(4.01)	0.10	(6.22)	0.06
Adjustments to earnings (loss) per share (basic)	0.36	(0.23)	1.04	(0.11)	0.95	(0.01)
As restated	0.26	0.30	(2.97)	(0.01)	(5.27)	0.05
Earnings (Loss) per Share (Diluted):
As previously reported	(0.10)	0.51	(4.01)	0.10	(6.22)	0.06
Adjustments to earnings (loss) per share (diluted)	0.34	(0.24)	1.04	(0.11)	0.95	(0.01)
As restated	0.24	0.27	(2.97)	(0.01)	(5.27)	0.05

Three months ended September 30, 2014 compared with three months ended September 30, 2013

The restatement adjustment increased our consolidated net income available for common stockholders for the three months ended September 30, 2014 by $33.6 million, and decreased our consolidated net income available for common stockholders for the three months ended September 30, 2013 by $17.9 million. Our restated consolidated net income available for common stockholders for the three months ended September 30, 2014 was $24.3 million or $0.24 diluted net income per common share (“per share”) as compared to restated consolidated net income available for common stockholders of $22.4 million or $0.27 per share for the three months ended September 30, 2013. This increase was primarily due to gains on derivative instruments and higher crude oil sales volumes partially offset by lower crude oil sales prices, higher costs and expenses and higher interest expense. See “Item 8. Financial Statements and Supplementary Data — Restated Quarterly Financial Statements.”

Revenues

The restatement adjustment increased our consolidated revenues for the three months ended September 30, 2014 by $58.2 million, and decreased our consolidated revenues for the three months ended September 30, 2013 by $31.4 million. Our restated consolidated revenues increased $168.3 million in the first quarter of fiscal 2015 as compared to the same period in the prior fiscal year. Higher revenues were primarily due to higher oil sales volumes as a result of the EPL Acquisition and gain on derivative financial instruments, partially offset by lower oil sales prices. Average oil prices decreased $10.04 per barrel in the first quarter of fiscal 2015, resulting in lower revenues of $27.5 million. Average natural gas prices increased $0.22 per Mcf during the first quarter of fiscal 2015 resulting in higher revenues of $2.0 million. Our hedging activities more than offset the impact of the decrease in oil prices resulting in higher revenues of $87.1 million or $17.63 per BOE. The gain on derivatives for the quarter ended September 30, 2014 reflects a gain on settlements and monetization of our derivative contracts of approximately $0.42 per barrel of oil compared to a loss on settlements of $1.06 per barrel of oil for the quarter ended September 30, 2013.

Income Tax Expense

The restatement adjustment increased our income tax expense for the three months ended September 30, 2014 by $23.5 million, and decreased our income tax expense for the three months ended September 30, 2013 by $9.9 million. Restated income tax expense increased by $1.2 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The effective income tax rate for the three months ended September 30, 2014 decreased from the three months ended September 30, 2013 by 0.1%.

Three months ended December 31, 2014 compared with three months ended December 31, 2013

The restatement adjustment increased our consolidated net income available for common stockholders for the three months ended December 31, 2014 by $97.9 million, and decreased our consolidated net income available for common stockholders for the three months ended December 31, 2013 by $8.6 million. Our restated consolidated net loss available for common stockholders for the three months ended December 31, 2014 was $278.8 million or $2.97 diluted net loss per common share as compared to restated consolidated net loss available for common stockholders of $0.9 million or $0.01 per share for the three months ended December 31, 2013. This decrease was primarily due to higher costs and expenses including impairment of goodwill, lower oil and natural gas sales prices and higher interest expense partially offset by higher crude oil and natural gas sales volumes. See “Item 8. Financial Statements and Supplementary Data — Restated Quarterly Financial Statements.”

Revenues

The restatement adjustment increased our consolidated revenues for the three months ended December 31, 2014 by $145.2 million, and decreased our consolidated revenues for the three months ended December 31, 2013 by $23.0 million. Our restated consolidated revenues increased $229.2 million in the second quarter of fiscal 2015 as compared to the same period in the prior fiscal year. Higher revenues were primarily due to higher oil sales volumes as a result of the EPL Acquisition and gain on derivative financial instruments, partially offset by lower commodity sales prices. Average oil prices decreased $22.17 per barrel in the second quarter of fiscal 2015, resulting in lower revenues of $61.6 million. Average natural gas prices decreased $0.21 per Mcf during the second quarter of fiscal 2015, resulting in lower revenues of $1.7 million. Our hedging activities more than offset the impact of the decrease in oil and natural gas prices resulting in higher revenues of $212.4 million or $40.98 per BOE. The gain on derivatives for the quarter ended December 31, 2014 reflects a gain on settlements and monetization of our derivative contracts of approximately $17.95 per barrel of oil compared to a loss on settlements of $0.65 per barrel of oil for the quarter ended December 31, 2013.

Income Tax Expense

The restatement adjustment increased our income tax expense for the three months ended December 31, 2014 by $48.9 million, and decreased our income tax expense for the three months ended December 31, 2013 by $6.5 million. Restated income tax expense increased $36.2 million in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. The effective income tax rate (excluding the discrete item from pre-tax book loss) for the second quarter of fiscal 2015 was 43.1% as compared to 68.5% for the second quarter of fiscal 2014. The decrease in the tax rate is primarily due to two elements: (i) the increase in pre-tax net income (excluding discrete items) and (ii) the decrease in common permanent difference items (such as non-deductible compensation, meals and entertainment expenses) and non-U.S. activity in our Bermuda parent that is ineligible for U.S. tax benefit.

Six months ended December 31, 2014 compared with six months ended December 31, 2013

The restatement adjustment increased our consolidated net income available for common stockholders for the six months ended December 31, 2014 by $131.5 million, and decreased our consolidated net income available for common stockholders for the six months ended December 31, 2013 by $26.4 million. Our restated consolidated net loss available for common stockholders for the six months ended December 31, 2014 was $254.5 million or $2.71 diluted net loss per share as compared to restated consolidated net income available for common stockholders of $21.5 million or $0.29 per share for the six months ended December 31, 2013. This decrease was primarily due to higher costs and expenses including impairment of goodwill, lower oil and natural gas sales prices and higher interest expense partially offset by higher crude oil and natural gas sales volumes. See “Item 8. Financial Statements and Supplementary Data — Restated Quarterly Financial Statements.”

Revenues

The restatement adjustment increased our consolidated revenues for the six months ended December 31, 2014 by $203.4 million, and decreased our consolidated revenues for the six months ended December 31, 2013 by $54.4 million. Our restated consolidated revenues increased $397.5 million in the first six months of fiscal 2015 as compared to the same period in the prior fiscal year. Higher revenues were primarily due to higher oil sales volumes as a result of the EPL Acquisition and gain on derivative financial instruments, partially offset by lower oil sales prices. Average oil prices decreased $16.07 per barrel in the first six months of fiscal 2015, resulting in lower revenues of $88.6 million. Average natural gas prices increased $0.02 per Mcf in the first six months of fiscal 2015, resulting in higher revenues of $0.3 million. Our hedging activities more than offset the impact of the decrease in oil and natural gas prices resulting in higher revenues of $299.5 million or $29.25 per BOE. The gain on derivatives for the six months ended December 31, 2014 reflects a gain on settlements and monetization of our derivative contracts of approximately $9.19 per barrel of oil compared to a loss on settlements of $0.85 per barrel of oil for the six months ended December 31, 2013.

Income Tax Expense

The restatement adjustment increased our income tax expense for the six months ended December 31, 2014 by $72.5 million, and decreased our income tax expense for the six months ended December 31, 2013 by $16.4 million. Restated income tax expense increased by $37.4 million in the first six months of fiscal 2015 compared to the first six months of fiscal 2014. The effective income tax rate (excluding the discrete item from pre-tax book loss) for the first six months of fiscal 2015 was 41.5% as compared to 41.9% for the first six months of fiscal 2014. The decrease in the tax rate is primarily due to the decrease in common permanent difference items.

Three months ended March 31, 2015 compared with three months ended March 31, 2014

The restatement adjustment increased our consolidated net income available for common stockholders for the three months ended March 31, 2015 by $89.3 million, and decreased our consolidated net income available for common stockholders for the three months ended March 31, 2014 by $1.0 million. Our restated consolidated net loss available for common stockholders for the three months ended March 31, 2015 was $497.9 million or $5.27 diluted net loss per common share as compared to restated consolidated net income available for common stockholders of $3.4 million or $0.05 per share for the three months ended March 31, 2014. This decrease was primarily due to higher costs and expenses including impairment of oil and natural gas properties, lower oil and natural gas sales prices and higher interest expense partially offset by higher crude oil and natural gas sales volumes. See “Item 8. Financial Statements and Supplementary Data —  Restated Quarterly Financial Statements.”

Revenues

The restatement adjustment decreased our consolidated revenues for the three months ended March 31, 2015 by $38.6 million, and decreased our consolidated revenues for the three months ended March 31, 2014 by $0.3 million. Our restated consolidated revenues decreased $63.3 million in the third quarter of fiscal 2015 as compared to the same period in the prior fiscal year. Lower revenues were primarily due to lower commodity sales prices partially offset by higher sales volumes as a result of the EPL Acquisition. Average oil prices decreased $52.21 per barrel in the third quarter of fiscal 2015, resulting in lower revenues of $133.4 million. Average natural gas prices decreased $2.27 per Mcf during the third quarter of fiscal 2015, resulting in lower revenues of $17.1 million. Our hedging activities partially offset the impact of the decrease in oil and natural gas prices resulting in higher revenues of $24.3 million or $5.07 per BOE. The gain on derivatives for the quarter ended March 31, 2015 reflects a gain on settlements and monetization of our derivative contracts of approximately $29.00 per barrel of oil compared to a loss on settlements of $2.78 per barrel of oil for the quarter ended March 31, 2014.

Costs and Expenses and Other (Income) Expense

The restatement adjustment decreased our costs and expenses for the three months ended March 31, 2015 by $174.5 million, and decreased our costs and expenses for the three months ended March 31, 2014 by $2.0 million. Restated costs and expenses increased $701.8 million in the third quarter of fiscal 2015 as compared to the same period in the prior fiscal year, principally due to the restated impairment of oil and gas properties of $569.6 million.

At the end of each quarter, we compare the present value of estimated future net cash flows from proved reserves (computed using the unweighted arithmetic average of the first-day-of-the-month historical price for each month within the previous 12-month period discounted at 10%, plus the lower of cost or fair market value of unproved properties and excluding cash flows related to estimated abandonment costs) to our full cost pool of oil and natural gas properties, net of related deferred taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of these oil and gas properties exceed the estimated discounted future net cash flows, we are required to write-down the value of our oil and natural gas properties to the value of the discounted cash flows. As a result of our ceiling test at March 31, 2015, we recognized a restated ceiling test impairment of our oil and natural gas properties totaling $569.6 million. The restatement adjustment decreased our impairment of oil and natural gas properties during the three months ended March 31, 2015 by $170.3 million.

Income Tax Expense

The restatement adjustment increased our income tax expense for the three months ended March 31, 2015 by $46.6 million, and increased our income tax expense for the three months ended March 31, 2014 by $2.6 million. We recorded restated income tax benefit of $290.0 million in the third quarter of fiscal 2015 compared to restated income tax expense of $17.2 million in the third quarter of fiscal 2014. The effective income tax (benefit) rate for the third quarter of fiscal 2015 was (36.9%) as compared to 73.1% for the third quarter of fiscal 2014. The decrease in the tax rate is primarily due to (i) the significant decrease in pre-tax net income and (ii) a decrease in common permanent difference items (such as non-deductible compensation, meals and entertainment expenses) and non-U.S. activity in our Bermuda parent that is ineligible for U.S. tax benefit.

Nine months ended March 31, 2015 compared with nine months ended March 31, 2014

The restatement adjustment increased our consolidated net income available for common stockholders for the nine months ended March 31, 2015 by $220.8 million, and decreased our consolidated net income available for common stockholders for the nine months ended March 31, 2014 by $27.4 million. Our restated consolidated net loss available for common stockholders for the nine months ended March 31, 2015 was $752.4 million or $8.00 diluted net loss per share as compared to restated consolidated net income available for common stockholders of $24.9 million or $0.34 per share for the nine months ended March 31, 2014. This decrease was primarily due to higher costs and expenses including impairment of oil and gas properties, impairment of goodwill, lower oil and natural gas sales prices and higher interest expense partially offset by higher crude oil and natural gas sales volumes.

Revenues

The restatement adjustment increased our consolidated revenues for the nine months ended March 31, 2015 by $164.8 million, and decreased our consolidated revenues for the nine months ended March 31, 2014 by $54.8 million. Our restated consolidated revenues increased $334.2 million in the first nine months of fiscal 2015 as compared to the same period in the prior fiscal year. Lower revenues were primarily due to lower commodity sales prices partially offset by higher sales volumes as a result of the EPL Acquisition. Average oil prices decreased $27.90 per barrel in the first nine months of fiscal 2015, resulting in lower revenues of $225.1 million. Average natural gas prices decreased $0.72 per Mcf during the first nine months of fiscal 2015, resulting in lower revenues of $18.0 million. Our hedging activities more than offset the impact of the decrease in oil and natural gas prices resulting in higher revenues of $323.9 million or $21.25 per BOE. The gain on derivatives for the nine months ended March 31, 2015 reflects a gain on settlements and monetization of our derivative contracts of approximately $15.67 per barrel of oil compared to a loss on settlements of $1.46 per barrel of oil for the nine months ended March 31, 2014.

Costs and Expenses and Other (Income) Expense

The restatement adjustment decreased our costs and expenses for the nine months ended March 31, 2015 by $174.6 million, and decreased our costs and expenses for the nine months ended March 31, 2014 by $14.1 million. Restated costs and expenses increased $1,278.0 million in the first nine months of fiscal 2015 as compared to the same period in the prior fiscal year, principally due to the impairment of oil and gas properties and the impairment of goodwill.

As a result of our ceiling test at March 31, 2015, we recognized a restated ceiling test impairment of our oil and natural gas properties totaling $569.6 million during the nine months ended March 31, 2015. The restatement adjustment decreased our impairment of oil and natural gas properties during the three months ended March 31, 2015 by $170.3 million.

Income Tax Expense

The restatement adjustment increased our income tax expense for the nine months ended March 31, 2015 by $119.1 million, and decreased our income tax expense for the three months ended March 31, 2014 by $13.7 million. We recorded restated income tax benefit of $233.0 million in the first nine months of fiscal 2015 compared to restated income tax expense of $36.8 million in the first nine months of fiscal 2014. The effective income tax (benefit) rate (excluding the discrete item from pre-tax book loss) for the first nine months of fiscal 2015 was (36.0%) as compared to 52.4% for the first nine months of fiscal 2014. The decrease in the tax rate is primarily due to (i) the significant decrease in pre-tax net income and (ii) a decrease in common permanent difference items (such as non-deductible compensation, meals and entertainment expenses) and non-U.S. activity in our Bermuda parent that is ineligible for U.S. tax benefit.

Restated Year Ended June 30, 2014 Compared to the Restated Year Ended June 30, 2013

Our consolidated net income attributable to common stockholders for the year ended June 30, 2014 was $6.6 million or $0.09 diluted income per common share (“per share”) as compared to consolidated net income attributable to common stockholders of $169.3 million or $1.94 diluted income per share for the year ended June 30, 2013. This decrease was primarily due to lower oil sales prices and sales volumes coupled with higher costs and a higher effective income tax rate.

Revenue Variances

	Year Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2014 (Restated)	2013 (Restated)
		(In thousands)
Oil	$1,104,208	$1,067,687	$36,521	3.4%
Natural gas	135,883	112,753	23,130	20.5%
Loss on derivative financial instruments	(86,968)	(21,508)	(65,460)	304.4%
Total Revenues	$1,153,123	$1,158,932	$(5,809)	(0.5)%

Revenues

Our consolidated revenues decreased $5.8 million in the year ended June 30, 2014 as compared to the year ended June 30, 2013. Lower revenues were primarily due to the loss on derivative financial instruments and lower oil sales prices, partially offset by higher oil sales volumes and higher natural gas sales prices. Revenue variances related to commodity prices and sales volumes are presented in the following table and described below.

Sales Price and Volume Variances

	Year Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)	Revenue Increase (Decrease)
	2014 (Restated)	2013 (Restated)
					(In thousands)
Price Variance
Oil sales prices (per Bbl)(1)	$100.59	$103.48	$(2.89)	-2.8%	$(29,779)
Natural gas sales prices (per Mcf)(1)	4.15	3.48	0.67	19.3%	21,485
Loss on derivative financial instruments (per BOE)	(5.29)	(1.37)	(3.92)	286.1%	(65,460)
Total price variance					(73,754)
Volume Variance
Oil sales volumes (MBbls)	10,978	10,318	660	6.4%	66,300
Natural gas sales volumes (MMcf)	32,754	32,354	400	1.2%	1,645
BOE sales volumes (MBOE)	16,437	15,710	727	4.6%
Percent of BOE from oil	67%	66%
Total volume variance					67,945
Total price and volume variance					$(5,809)

(1)	Commodity prices exclude the impact of derivative financial instruments.

Price Variances

Lower net commodity prices decreased revenues by $8.3 million in the year ended June 30, 2014 as compared to the year ended June 30, 2013. Average oil prices decreased $2.89 per barrel in the year ended June 30, 2014, resulting in decreased revenues of $29.8 million. Average natural gas prices increased $0.67 per Mcf during the year ended June 30, 2014, resulting in increased revenues of $21.5 million. Our hedging activities resulting in lower revenues of $65.5 million or $3.92 per BOE. The loss on derivatives for the year ended June 30, 2014 includes a loss on settlements of our derivative contracts of approximately $1.58 per barrel of oil compared to a loss on settlement of $0.12 per barrel of oil for the year ended June 30, 2013.

Volume Variances

Oil sales volumes increased 660 MBbls in the year ended June 30, 2014, which resulted in higher revenues of $66.3 million. The increase in oil sales volumes in the year ended June 30, 2014 was primarily due to the results of our capital program and the EPL Acquisition, partially offset by the shut-in of production and natural decline. Natural gas sales volumes increased 400 MMcf in the year ended June 30, 2014, which resulted in improved revenues of $1.6 million. The increase in natural gas sales volumes in the year ended June 30, 2014 was primarily due to the results of our capital program and the EPL Acquisition, partially offset by the shut-in of production and natural decline.

Costs and expenses and other (income) expense

	Year Ended June 30,				Increase (Decrease) Total $
	2014 (Restated)		2013 (Restated)
	Total $	Per BOE	Total $	Per BOE
	(In thousands, except per unit amounts)
Cost and expenses
Lease operating expense
Insurance expense	$31,183	$1.90	$32,737	$2.08	$(1,554)
Workover and maintenance	66,481	4.04	65,118	4.15	1,363
Direct lease operating expense	268,083	16.31	239,308	15.23	28,775
Total lease operating expense	365,747	22.25	337,163	21.46	28,584
Production taxes	5,427	0.33	5,246	0.33	181
Gathering and transportation	23,532	1.43	24,168	1.54	(636)
DD&A	414,026	25.19	363,791	23.16	50,235
Accretion of asset retirement obligations	30,183	1.84	30,885	1.97	(702)
General and administrative	96,402	5.87	71,598	4.56	24,804
Total costs and expenses	$935,317	$56.91	$832,851	$53.02	$102,466
Other (income) expense
(Income) loss from equity method investees	$5,231	$0.32	$6,010	$0.38	$(779)
Other income-net	(3,298)	(0.20)	(1,965)	(0.13)	(1,333)
Interest expense	162,728	9.90	108,659	6.92	54,069
Total other (income) expense	$164,661	$10.02	$112,704	$7.17	$51,957

Costs and expenses increased $102.5 million in fiscal 2014 as compared to fiscal 2013. This increase in costs and expenses was due in part to higher production related expenses, higher DD&A expense and higher general and administrative expense in fiscal 2014. Below is a discussion of costs and expenses.

Lease operating expense increased $28.6 million in fiscal 2014 compared to fiscal 2013. This increase was primarily due to higher direct lease operating and workover and maintenance expenses stemming from the increase in producing properties resulting from acquisitions and from our capital program.

DD&A expense increased $50.2 million due to a higher DD&A rate ($31.9 million) and higher equivalent production ($18.3 million) in fiscal 2014 as compared to fiscal 2013.

General and administrative expense increased $24.8 million in fiscal 2014 as compared to fiscal 2013, principally as a result of approximately $13.6 million in one-time costs associated with the EPL Acquisition and higher employee related costs of approximately $11.2 million due to an increase in the number of employees in fiscal year 2014.

Other (income) expense increased $52.0 million in fiscal 2014 as compared to fiscal 2013, principally due to higher interest expense due to increased borrowings.

Income Tax Expense

Income tax expense increased $2.4 million in fiscal 2014 compared to fiscal 2013. The effective income tax rate increased to 65.9% for fiscal 2014 from 15.3% for fiscal 2013. This increase was due to: (i) the tax effect of the release of a $7.8 million valuation allowance in fiscal year 2013, which did not occur in fiscal year 2014, (ii) to the disallowance (for tax purposes) of certain transaction costs related to the EPL Acquisition, among other customary permanent differences during fiscal year 2014, and (iii) lower pre-tax income in fiscal 2014 than 2013.

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

	Year Ended June 30, 2015			Year Ended June 30, 2014
	Oil MMBbls	Natural Gas Bcf	MMBOE	Oil MMBbls	Natural Gas Bcf	MMBOE
Proved
Developed	94.0	188.0	125.3	112.8	222.9	149.9
Undeveloped	43.1	90.5	58.2	72.6	142.0	96.3
Total Proved	137.1	278.5	183.5	185.4	364.9	246.2

Our proved developed reserve estimates decreased by 24.6 MMBOE or 16% to 125.3 MMBOE at June 30, 2015 from 149.9 MMBOE at June 30, 2014. The decrease was primarily due to:

•	Downward revision of 12.8 MMBOE, primarily due to the effect of reduced oil and gas prices,
•	Divestiture of 11.7 MMBOE, and
•	Production of 21.5 MMBOE.

Offset by:

•	Additions of 8.5 MMBOE primarily from drilling, recompletions, and wells returned to production that were not previously booked, more than 80% of which are from six fields: South Pass 78, Lomond North, West Delta 73, Main Pass 61, South Timbalier 54 and South Pass 49, and
•	Conversion of 12.9 MMBOE from proved undeveloped to proved developed reserves.

Our proved undeveloped reserve estimates decreased by 38.1 MMBOE or 40% to 58.2 MMBOE at June 30, 2015 from 96.3 MMBOE at June 30, 2014. The decrease was primarily due to:

•	Downward revisions of 33.6 MMBOE comprised of (i) 7.3 MMBOE due to the effect of reduced oil and gas prices, (ii) 7.0 MMBOE due to certain wells that were no longer scheduled for development within five years, and (iii) 19.3 MMBOE due to new data and field studies. Of the 19.3 MMBOE of downward revisions due to new data and field studies, more than 80% occurred in seven fields: Grand Isle 16, Ship Shoal 208, South Timbalier 21, South Timbalier 26, Vermilion 164, West Delta 30 and West Delta 73, and
•	Conversion of 12.9 MMBOE from proved undeveloped to proved developed reserves.

Offset by:

•	Additions of 8.8 MMBOE, primarily due to additional drilling locations to make up for the lower throughput per well in West Delta 73, a replacement location at Bayou Carlin, and from the identification of new proved undeveloped reserves locations in West Delta 30 and Main Pass 73.

In the fiscal year ended June 30, 2015, we developed approximately 13.4% of our PUD reserves included in our June 30, 2014 reserve report, consisting of 21 gross, 21 net wells at a net cost of approximately $237 million.

We update and approve our reserves development plan on an annual basis, which includes our program to drill PUD locations. Updates to our reserves development plan are based upon long range criteria, including top value projects, maximization of present value and production volumes, drilling obligations, five-year rule requirements, and anticipated availability of certain rig types. The relative portion of total PUD reserves that we develop over the next five years will not be uniform from year to year, but will vary by year depending on several factors; including financial targets such as reducing debt and/or drilling within cash flow, drilling obligatory wells and the inclusion of newly acquired proved undeveloped reserves. As scheduled in our long range plan, all of our PUD locations will be developed within five years from the time they are first recognized as proved undeveloped locations in our reserve report, with the exception of four locations totaling 3,560 MBOE or 6.1% of our PUD reserves. These four locations are to be sidetracked from existing wellbores which are still producing economically, thus cannot be drilled until the proved developed producing zones deplete.

Although the schedule for development of our PUDs has historically changed based on external factors such as changes in commodity prices, the availability of capital, acquisitions, regulatory matters and the availability of drilling rigs that are capable of drilling in the given area, and our current PUD schedule is also subject to change due to external factors, we believe our PUDs will be converted in a timely manner given our enhanced focus on development drilling in our long range plan and current availability of capital to execute that plan. Senior management continuously monitors our development drilling plan to ensure that there is reasonable certainty of proceeding with our development plans and is required to approve any changes made to the existing long range plan and the related development plan.

Liquidity and Capital Resources

Overview

We have historically funded our operations primarily through cash flows from operations, borrowings under our revolving credit facility, and proceeds from the issuance of debt and equity securities. However, future cash flows are subject to a number of variables, including the level of crude oil and natural gas production and prices. Oil prices declined severely during the second quarter of our fiscal year 2015, with continued lower prices throughout the second half of fiscal year 2015. These lower commodity prices have negatively impacted revenues, earnings and cash flows, and sustained low oil and natural gas prices could have a material and adverse effect on our liquidity position.

We recently have taken several actions to improve our liquidity position. On March 12, 2015, we closed our private placement of $1.45 billion in aggregate principal amount of the 11.0% Notes, as described below, for net proceeds of $1.35 billion, after deducting the initial purchasers’ discount and direct offering costs paid by us. Of the net proceeds $836 million was used to reduce our then outstanding borrowings on our revolving credit facility to $150 million, with the remaining amount available for general corporate purposes, including funding a portion of our capital expenditure program for fiscal year 2015. In connection with the issuance of the 11.0% Notes, we proactively amended our revolving credit facility, to, among other things, reduce the total borrowing base availability to $500 million and make certain modifications to the existing financial covenants.

On June 30, 2015, we sold the Grand Isle Gathering System for $245 million in cash, plus the assumption of an estimated $12.5 million asset retirement obligation associated with the decommissioning costs of the Grand Isle Gathering System. In connection with the closing of the sale of the Grand Isle Gathering System, we entered into a triple-net lease with Grand Isle Corridor pursuant to which we will continue to operate the Grand Isle Gathering System. The primary term of the GIGS Lease is 11 years from the closing of the sale, with one renewal option, which will be the lesser of nine years or 75% of the expected remaining useful life of the Grand Isle Gathering System. The operating lease utilizes a minimum rent plus a variable rent structure, which is linked to the oil revenues we realize from the Grand Isle Gathering System above a predetermined oil revenue threshold. During the initial term, we will make fixed minimum monthly rental payments, which vary over the term of the lease. The aggregate annual minimum monthly payments for the first twelve months of the GIGS Lease total $31.5 million, and such payment amounts average $40.5 million per year over the life of the lease.

In addition, on June 30, 2015, we sold our interest in the East Bay field for cash consideration of $21 million, plus the assumption of asset retirement obligations totaling approximately $55.1 million. The cash consideration is payable in two installments with $5 million received at closing and the remainder due on or before October 31, 2015. We retained a 5% overriding royalty interest (applicable only during calendar months if and when the WTI for such month averages over $65) on these assets for a period not to exceed 5 years from the closing date or $7 million whichever occurs first, and we also retained 50% of the deep rights associated with the East Bay field.

As a result of these measures, as of June 30, 2015, we had approximately $124 million of available borrowing capacity under our revolving credit facility, which has a borrowing base of $500 million, and cash and cash equivalents of approximately $773 million, for total liquidity of $897 million. We had approximately $150 million in borrowings and $226 million in letters of credit issued under the facility.

However, we also have substantial indebtedness. As of June 30, 2015, we had total indebtedness of $4,608 million as described in greater detail under “— Our Indebtedness and Available Credit.” From July through September 2015, we repurchased approximately $253.7 million, $50.4 million and $123.7 million in aggregate principal amount of the 7.5% Senior Notes, the 6.875% Senior Notes, and the 7.75% Senior Notes respectively, in open market transactions at a total price of approximately $94.4 million. As a result, we had total indebtedness of $4,185 million as of September 22, 2015. All of our outstanding indebtedness will mature within the next ten years, with a substantial portion coming due in the next five years. The maturity dates for our outstanding notes are as follows (debt amounts as of September 22, 2015, reflecting note repurchases completed by the Company subsequent to June 30, 2015):

•	9.25% Senior Notes due December 15, 2017 ($750 million)
•	8.25% Senior Notes due February 15, 2018 ($510 million)
•	3.0% Convertible Notes due December 15, 2018 ($400 million)
•	7.75% Senior Notes due June 15, 2019 ($126.3 million)
•	11.0% Senior Secured Second Lien Notes due March 15, 2020 ($1.45 billion)
•	7.50% Senior Notes due December 15, 2021 ($246.3 million)
•	6.875% Senior Notes due March 15, 2024 ($599.6 million)

In addition, the maturity of certain of our outstanding indebtedness may be accelerated in certain situations. Pursuant to the indenture governing our 11.0% Notes, we will be required to offer to purchase all outstanding 11.0% Notes if a “triggering event” occurs, at a price of 100% of the principal amount of the 11.0% Notes purchased plus accrued and unpaid interest to the date of purchase. For this purpose, a “triggering event” will be deemed to occur (i) on the 30th day prior to the stated maturity date of the 9.25% Senior Notes (December 15, 2017), if on such date the aggregate outstanding principal amount of all such notes exceeds $250.0 million, or (ii) on the 30th day prior to the stated maturity date of the 8.25% Senior Notes (February 15, 2018), if on such date the aggregate outstanding principal amount of the 8.25% Senior Notes exceeds $250.0 million. In addition, our revolving credit facility is scheduled to mature on April 9, 2018; however, the maturity of our revolving credit facility will accelerate if the 9.25% Senior Notes are not retired or refinanced by May 15, 2017 or the 8.25% Senior Notes are not retired or refinanced by July 15, 2017.

Our ability to pay the principal and interest on our long-term debt and to satisfy our other liabilities will depend upon oil and natural gas prices, the success of our development activities, our ability to maintain and grow reserves and our ability to refinance our debt as it becomes due. Our future operating performance and ability to refinance will be affected by the results of our operations, economic and capital market conditions, oil and natural gas prices and other factors, many of which are beyond our control. For example, constraints in the credit markets may increase the rates we are charged for utilizing these markets. If we are unable to generate sufficient cash flow to service our debt or meet our debt obligations as they become due, we will have to take certain actions described in greater detail in “Risk Factors — We may not be able to generate sufficient cash flows to service all of our indebtedness and may be forced to take other actions in order to satisfy our obligations under our indebtedness, which may not be successful.” Currently, we believe that our liquidity and capital resource alternatives available to us will be adequate to meet our funding requirements at least through June 30, 2016.

Based on projected market conditions and commodity prices, we currently expect that we will be in compliance with covenants under our credit agreement at least through June 30, 2016; however, commodity prices have been extremely volatile in recent history and a protracted further decline in commodity prices could cause us to not be in compliance with certain financial covenants under our credit agreements in future periods. A breach of the covenants under the Revolving Credit Facility would cause a default under such facility, potentially resulting in acceleration of all amounts outstanding under the Revolving Credit Facility. Certain payment defaults or acceleration under our Revolving Credit Facility could cause a cross-default or cross-acceleration of all of our other outstanding indebtedness. Such a cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we may not have sufficient liquidity to repay all of our outstanding indebtedness.

In light of current commodity prices and our substantial leverage position, we continue to analyze a variety of transactions and mechanisms designed to reduce debt, including the retirement or purchase of outstanding debt securities through cash purchases and/or exchanges for equity or other Company securities in open market purchases, privately negotiated transactions or otherwise and opportunistic acquisitions. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and there can be no assurance that we will take any of these actions.

Our Indebtedness and Available Credit

Revolving Credit Facility.  During March 2015, the Tenth Amendment to the First Lien Credit Agreement dated as of March 3, 2015 (the “Tenth Amendment”) became effective. Pursuant to the terms of the Tenth Amendment, the lenders under the First Lien Credit Agreement reduced the borrowing base from $1,500 million to $500 million, of which such amount $150 million is the borrowing base for EPL under the sub-facility established for EPL under the First Lien Credit Agreement. As of June 30, 2015, we had $150.0 million in borrowings and $226.0 million in letters of credit issued under our First Lien Credit Agreement. The maturity date of the First Lien Credit Agreement is April 9, 2018, provided that certain conditions are met; however, the maturity of our revolving credit facility will accelerate if the 9.25% Senior Notes are not retired or refinanced by May 15, 2017 or the 8.25% Senior Notes are not retired or refinanced by July 15, 2017. Our revolving credit facility is comprised of a syndicate of large domestic and international banks, with no single lender providing more than 5% of the overall commitment amount.

Additionally, as of July 31, 2015, EGC and EPL entered into the Eleventh Amendment and Waiver to the First Lien Credit Agreement (the “Eleventh Amendment”), which waives certain provisions of the First Lien Credit Agreement to permit the M21K acquisition described above as well as an additional minor acquisition and the disposition of the East Cameron pipeline. Further, the Eleventh Amendment temporarily increased the letter of credit commitment amount within the facility from $300 million to a maximum amount of $305 million through August 31, 2015, after which it reduced back to $300 million. Please see Note 21 —  “Subsequent Events” to our Consolidated Financial Statements in this Form 10-K.

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

As of June 30, 2015, we were in compliance with all covenants under the First Lien Credit Agreement, other than with respect to the sale of interests in the East Bay field. Since required lender consent to the specific terms of the transaction had not been obtained, EGC and EPL were in technical default under the First Lien Credit Agreement at June 30, 2015. On July 14, 2015, we obtained a waiver to this event of default, which waiver required EPL to deposit $21 million into an account subject to a control agreement in favor of the administrative agent under the First Lien Credit Agreement. Such amount will remain on deposit until the next redetermination of the borrowing base, unless used to repay a borrowing base deficiency. Upon the next redetermination, any amounts remaining in the account will be used to make an immediate payment toward any borrowing base deficiency at the time of such redetermination, and so long as no event of default shall have occurred, any amount remaining after payment in full of any borrowing base deficiency shall be released and paid to EGC. We expect to remain in compliance with the financial covenants thereunder for at least the twelve months following the filing date of this Form 10-K.

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

11.0% Notes.  On March 12, 2015, EGC issued $1.45 billion in aggregate principal amount of the 11.0% Notes, which are senior secured second lien notes due March 15, 2020. The offering of the 11.0% Notes resulted in net proceeds of approximately $1.35 billion after deducting the original issue discount and direct offering costs. The 11.0% Notes were sold to investors at a discount of 96.313% of principal, for a yield to maturity at issuance of 12.0%. The 11.0% Notes were offered and sold in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) and were resold to qualified institutional buyers in reliance on Rule 144A of the Securities Act. As such, the 11.0% Notes and the related guarantees have not been, and will not be, registered under the Securities Act or the securities laws of any other jurisdiction. EGC incurred underwriting and direct offering costs of $41.7 million which have been capitalized and are being amortized over the life of the 11.0% Notes. The effective interest rate on the 11.0% Notes is approximately 12.8%, reflecting amortization of the original issue discount of $53.5 million as well as the direct offering costs.

The 11.0% Notes were issued pursuant to an indenture, dated March 12, 2015 (the “2015 Indenture”), among EGC, the guarantors and U.S. Bank National Association, as trustee. The 11.0% Notes are secured by second-priority liens on substantially all of EGC and its subsidiary guarantors’ assets and all of EXXI USA’s equity interests in EGC, in each case to the extent such assets secure our revolving credit facility. In the future, the 11.0% Notes may be guaranteed by certain of EGC’s material domestic restricted subsidiaries that incur or guarantee certain indebtedness, including, upon the occurrence of certain events, some or all of EPL and its subsidiaries. The liens securing the 11.0% Notes and the related guarantees are contractually subordinated to the liens on such assets securing our revolving credit facility and any other priority lien debt, to the extent of the value of the collateral securing such obligations, pursuant to the terms of an intercreditor agreement, and to certain other secured indebtedness, to the extent of the value of the assets subject to the liens securing such indebtedness.

On or after September 15, 2017, EGC will have the right to redeem all or some of the 11.0% Notes at specified redemption prices (initially 108.25% of the principal amount, declining to par on or after July 15, 2019), plus accrued and unpaid interest. Prior to September 15, 2017, EGC may redeem up to 35% of the aggregate principal amount of the 11.0% Notes originally issued at a price equal to 111.0% of the aggregate principal amount in an amount not greater than the proceeds of certain equity offerings. In addition, prior to September 15, 2017, EGC may redeem all or part of the 11.0% Notes at a price equal to 100% of their aggregate principal amount plus a make-whole premium and accrued and unpaid interest. EGC will be required to offer to purchase all outstanding 11.0% Notes if a “triggering event” occurs, at a price of 100% of the principal amount of the 11.0% Notes purchased plus accrued and unpaid interest to the date of purchase. For this purpose, a “triggering event” will be deemed to occur (i) on the 30 th day prior to the stated maturity date of the 9.25% Senior Notes, if on such date the aggregate outstanding principal amount of all such notes that have not been repurchased, redeemed, discharged, defeased or called for redemption under specified arrangements, exceeds $250.0 million, or (ii) on the 30th day prior to the stated maturity date of the 8.25% Senior Notes, if on such date the aggregate outstanding principal amount of the 8.25% Senior Notes that shall not have been repurchased, redeemed, discharged, defeased or called for redemption under specified arrangements, exceeds $250.0 million. If a change of control, as defined in the 2015 Indenture, occurs, each holder of the 11.0% Notes will have the right to require EGC to repurchase all or any part of their 11.0% Notes at a price equal to 101% of the aggregate principal amount plus accrued and unpaid interest.

8.25% Senior Notes.  On June 3, 2014, EGC assumed the 8.25% Senior Notes in the EPL Acquisition which consist of $510 million in aggregate principal amount issued under an indenture dated as of February 14, 2011 (the “2011 Indenture”). The 8.25% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis initially by each of EPL’s existing direct and indirect domestic subsidiaries. The 8.25% Senior Notes will mature on February 15, 2018. On April 18, 2014, EPL entered into a supplemental indenture (the “Supplemental Indenture”) to the 2011 Indenture, by and among EPL, the guarantors party thereto, and U.S. Bank National Association, as trustee, governing EPL’s 8.25% Senior Notes. EPL entered into the Supplemental Indenture after the receipt of the requisite consents from the holders of the 8.25% Senior Notes in accordance with the Supplemental Indenture. The Supplemental Indenture amended the terms of the 2011 Indenture governing the 8.25% Senior Notes to waive EPL’s obligation to make and consummate an offer to repurchase the 8.25% Senior Notes at 101% of the principal amount thereof plus accrued and unpaid interest. We paid an aggregate cash payment of $1.2 million (equal to $2.50 per $1,000 principal amount of 8.25% Senior Notes for which consents were validly delivered and unrevoked). The 8.25% Senior Notes are callable at 104.125% starting February 15, 2015 with such premium declining to zero by February 15, 2017.

6.875% Senior Notes.  On May 27, 2014, EGC issued the 6.875% Senior Notes which consisted of $650 million in aggregate principal amount due March 15, 2024. On November 25, 2014, we filed a registration statement with the SEC for an offer to exchange the 6.875% Senior Notes with a new series of freely tradable notes having substantially identical terms as the 6.875% Senior Notes. On May 1, 2015, we filed Amendment No. 1 to the registration statement and the registration statement was declared effective by the SEC. The exchange offer commenced on May 4, 2015, and we completed the exchange offer on June 1, 2015. On or after March 15, 2019, EGC will have the right to redeem all or a portion of the 6.875% Senior Notes at redemption prices specified in the indenture, plus accrued and unpaid interest. Prior to March 15, 2017, EGC may redeem up to 35% of the aggregate principal amount of the 6.875% Senior Notes originally issued at a price equal to 106.875% of the aggregate principal amount, plus accrued and unpaid interest, in an amount not greater than the proceeds of certain equity offerings and provided that (i) at least 65% of the aggregate principal amount of the 6.875% Senior Notes remains outstanding immediately after giving effect to such redemption; and (ii) any such redemption is made within 180 days of the date of closing of such equity offering. In addition, prior to March 15, 2019, EGC may redeem all or part of the 6.875% Senior Notes at a price equal to 100% of their aggregate principal amount plus a make-whole premium and accrued and unpaid interest. EGC is required to make an offer to repurchase the 6.875% Senior Notes upon a change of control at a purchase price in cash equal to 101% of the aggregate principal amount of the 6.875% Senior Notes repurchased plus accrued and unpaid interest and from the net proceeds of certain asset sales under specified circumstances, each of which as defined in the indenture governing the 6.875% Senior Notes.

3.0% Senior Convertible Notes.  On November 18, 2013, Energy XXI Ltd, our ultimate parent company (the “Parent”) sold $400 million face value of the 3.0% Senior Convertible Notes. The 3.0% Senior Convertible Notes are convertible into cash, shares of common stock or a combination of cash and shares of common stock, at the election of the Parent, based on an initial conversion rate of 24.7523 shares of common stock per $1,000 principal amount of the 3.0% Senior Convertible Notes (equivalent to an initial conversion price of approximately $40.40 per share of common stock). The conversion rate, and accordingly the conversion price, may be adjusted under certain circumstances as described in the indenture governing the 3.0% Senior Convertible Notes.

7.5% Senior Notes.  On September 26, 2013, EGC issued at par $500 million in aggregate principal amount of 7.5% unsecured senior notes due December 15, 2021 (the “7.5% Senior Notes”). In April 2014, we filed Amendment No. 1 to the registration statement with the SEC for an offer to exchange the 7.5% Senior Notes with a new series of freely tradable notes having substantially identical terms as the 7.5% Senior Notes. The registration statement was declared effective by the SEC on April 25, 2014 and we completed the exchange on May 23, 2014. On or after December 15, 2016, EGC will have the right to redeem all or a portion of the 7.5% Senior Notes at specified redemption prices, plus accrued and unpaid interest. Prior to December 15, 2016, EGC may redeem up to 35% of the aggregate principal amount of the 7.5% Senior Notes originally issued at a price equal to 107.5% of the aggregate principal amount in an amount not greater than the proceeds of certain equity offerings. In addition, prior to December 15, 2016, EGC may redeem all or part of the 7.5% Senior Notes at a price equal to 100% of their aggregate principal amount plus a make-whole premium and accrued and unpaid interest. EGC is required to make an offer to repurchase the 7.5% Senior Notes upon a change of control and from the net proceeds of certain asset sales under specified circumstances, each of which as defined in the indenture governing the 7.5% Senior Notes.

7.75% Senior Notes.  On February 25, 2011, EGC issued at par $250 million in aggregate principal amount of 7.75% unsecured senior notes due June 15, 2019 (the “7.75% Old Senior Notes”). On July 7, 2011, the full $250 million aggregate principal amount of the 7.75% Old Senior Notes was exchanged for $250 million aggregate principal amount of newly issued notes registered under the Securities Act (the “7.75% Senior Notes”). The 7.75% Senior Notes bear identical terms and conditions as the 7.75% Old Senior Notes. The 7.75% Senior Notes are callable at 103.875% starting June 15, 2015, with such premium declining to zero on June 15, 2017. EGC has the right to redeem the 7.75% Senior Notes under various circumstances and is required to make an offer to repurchase the 7.75% Senior Notes upon a change of control and from the net proceeds of asset sales under specified circumstances each of which as defined in the indenture governing the 7.75% Senior Notes.

9.25% Senior Notes.  On December 17, 2010, EGC issued at par $750 million in aggregate principal amount of 9.25% unsecured senior notes due December 15, 2017 (the “9.25% Old Senior Notes”). On July 8, 2011, $749 million aggregate principal amount of the 9.25% Old Senior Notes were exchanged for $749 million aggregate principal amount of newly issued notes (the “9.25% Senior Notes”) registered under the Securities Act. The 9.25% Senior Notes bear identical terms and conditions as the 9.25% Old Senior Notes. The trading restrictions on the remaining $1 million aggregate principal amount of the 9.25% Old Senior Notes were lifted on December 17, 2011. The 9.25% Senior Notes are callable at 104.625% starting December 15, 2014, with such premium declining to zero by December 15, 2016. EGC has the right to redeem the 9.25% Senior Notes under various circumstances and is required to make an offer to repurchase the 9.25% Senior Notes upon a change of control and from the net proceeds of asset sales under specified circumstances each of which as defined in the indenture governing the 9.25% Senior Notes.

4.14% Promissory Note.  In September 2012, we entered into a promissory note of $5.5 million to acquire certain other property and equipment. The terms of this note require us to make monthly payments of approximately $52,000 and a lump-sum payment of $3.3 million at maturity in October 2017. This note carries an interest rate of 4.14% per annum.

For more information regarding our outstanding indebtedness, see Note 7 — “Long Term Debt” of Notes to our Consolidated Financial Statements in this Form 10-K.

BOEM Bonding Requirements

As a lessee and operator of oil and natural gas leases on the federal OCS, we currently maintain approximately $218.0 million in lease and/or area bonds issued to the BOEM and approximately $161.7 million in bonds issued to predecessor third party assignors including certain state regulatory bodies of certain wells and facilities on leases pursuant to a contractual commitment made by us to those third parties at the time of assignment with respect to the eventual decommissioning of those wells and facilities. Thus, our total supplemental bonding is approximately $379.7 million, with an annual premium expense of $5.9 million, and approximately $12 million in collateral posted. In April 2015, we received letters from the BOEM stating that certain of our subsidiaries no longer qualify for waiver of certain supplemental bonding requirements for potential offshore decommissioning, plugging and abandonment liabilities. The letters notified us that certain of our subsidiaries must provide approximately $1.0 billion in supplemental financial assurance and/or bonding for their offshore oil and gas leases, rights-of-way, and rights-of-use and easements. In June 2015, we reached agreements with the BOEM pursuant to which we provided $150 million of supplemental bonds issued to the BOEM (which is reflected in the $157.6 million in lease and/or area bonds discussed above), and the BOEM agreed to withdraw its orders with regard to supplemental bonding and postpone until November 15, 2015 the issuance of further requirements of us related to these supplemental bonding obligations. On June 30, 2015, we sold the East Bay field and the $1.0 billion of requested supplemental bonding was reduced by approximately $178 million.

The BOEM may in the future continue to review our plugging, abandonment, decommissioning and removal obligations; re-evaluate the adequacy of our financial assurances; and require us to provide additional supplemental bonding or other surety for most or all of our properties. We also maintain $226 million in letters of credit to third parties on additional assets in the Gulf of Mexico. With respect to our existing bonds and letters of credit with third parties, we can provide no assurance that the BOEM will consider them when determining the total value of additional financial assurances and/or bonding we must provide. In addition, since June 2015, we have received additional letters from the BOEM in which the BOEM requests additional supplemental bonding for other certain properties previously exempt from supplemental bonding. Furthermore, we anticipate our supplemental bonding requirements to increase as we further develop or acquire additional properties subject to the BOEM’s financial assurance requirements. The cost of compliance with any changes in our supplemental bonding requirements could be substantial and could materially and adversely affect our financial condition, cash flows, and results of operations. In addition, we may be required to provide letters of credit to support the issuance of such bonds or other surety. Such letters of credit would likely be issued under our credit facility and would reduce the amount of borrowings available under such facility in the amount of any such letter of credit obligations. We can provide no assurance that we can continue to obtain bonds or other surety in all cases or that we will have sufficient availability under our credit facility to support such supplemental bonding requirements.

Potential Divestitures

We may decide to divest of certain non-core assets from time to time. There can be no assurance any such potential transactions will prove successful. We cannot provide any assurance that we will be able to sell these assets on satisfactory terms, if at all.

Capital Expenditures

For fiscal 2015, we incurred capital costs of approximately $649 million, of which approximately $503 million was spent on development of our core properties, $38 million on exploration of core properties and $108 million on other assets. Our initial fiscal year 2016 capital budget, excluding any potential acquisitions, is expected to be approximately $130 million to $150 million. Approximately 41% of our 2016 capital budget is expected to be focused on development of our core properties and the remainder on other assets. We intend to fund our capital expenditure program and contractual commitments, including settlement of derivative contracts, from cash on hand, cash flows from operations, and borrowings under our revolving credit facility. If oil and natural gas prices remain at current levels or continue to decline, we may be required to reduce our capital expenditure budget for fiscal year 2016 and future years, which in turn may affect our liquidity and results of operations in future periods. If our cash on hand, cash flows from operations and availability under our revolving credit facility are not sufficient to fund our capital program, we may further reduce our capital spending or otherwise fund our capital needs with proceeds from additional debt and equity or the sale of non-core assets. There is no guarantee that we can access debt and equity capital markets or sell non-core assets at attractive terms. Our capital expenditures and the scope of our drilling activities for fiscal year 2016 may change as a result of several factors, including, but not limited to, changes in oil and natural gas sales prices, costs of drilling and completion operations and drilling results.

Cash Flows

The following table sets forth selected historical information from our statement of cash flows:

	Year Ended June 30,
	2015	2014	2013
	(In thousands)
Net cash provided by operating activities	$330,753	$545,460	$638,148
Net cash used in investing activities	(460,448)	(1,544,575)	(994,003)
Net cash provided by financing activities	740,737	1,144,921	238,768
Net increase (decrease) in cash and cash equivalents	$611,042	$145,806	$(117,087)

Operating Activities.  Net cash provided by operating activities for the fiscal year 2015 was $330.8 million as compared to $545.5 million for the fiscal year 2014. The decrease was due in part to lower oil and natural gas prices and higher production costs, partially offset by higher production volumes and proceeds from sale of derivative instruments. Changes in operating assets and liabilities contributed $76.6 million to the decrease in operating cash flow during fiscal 2015, primarily due to changes in accounts payable and accrued liabilities.

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

Investing Activities.  For the fiscal years 2015 and 2014, our cash used for capital expenditures and acquisitions totaled $724.1 million and $1,638.3 million, respectively. The decrease in net cash used in investing activities in fiscal year 2015 compared to fiscal year 2014 was primarily due to the EPL Acquisition in fiscal 2014, an increase in proceeds from the sale of properties, primarily the GIGS, and a reduction in capital expenditures combined with distributions from equity investees.

Financing Activities.  Cash provided by financing activities was $761.7 million for fiscal year 2015 as compared to $1,144.9 million for fiscal year 2014. During the year ended June 30, 2015, financing activities include net proceeds of $1.35 billion from the issuance of the 11.0% Notes (after payment of $41.7 million of debt issuance costs) and net repayments on our revolving credit facility of $539.0 million. During the year ended June 30, 2014, net proceeds from our long-term borrowings were $1,341.4 million and purchases of our common shares under our share repurchase program were $184.3 million.

Contractual Obligations and Other Commitments

The table below provides estimates of the timing of future payments that, as of June 30, 2015, we are obligated to make under our contractual obligations and commitments, other than hedging contracts. We expect to fund these contractual obligations with cash on hand, cash generated from operations and borrowings available under our revolving credit facility.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(In thousands)
Contractual Obligations
Total long-term debt(1)	$4,675,859	$11,395	$1,443,923	$2,070,541	$1,150,000
Interest on long-term debt(1)	1,707,008	399,074	669,845	455,185	182,904
Operating leases(2)	478,264	35,978	76,476	81,277	284,533
Drilling rig commitments(2)	11,547	11,547	—	—	—
Total contractual obligations	6,872,678	457,994	2,190,244	2,607,003	1,617,437
Other Obligations
Asset retirement obligations(3)	487,085	36,314	88,172	41,188	321,411
Performance bond premiums(4)	23,600	4,720	9,440	9,440	—
Total obligations	$7,359,763	$494,308	$2,278,416	$2,648,191	$1,938,848

(1)	See Note 7 — “Long-Term Debt” to our Consolidated Financial Statements in this Form 10-K for details of our long-term debt.
(2)	See Note 16 — “Commitments and Contingencies” to our Consolidated Financial Statements in this Form 10-K for discussion of these commitments.
(3)	See Note 9 — “Asset Retirement Obligations” to our Consolidated Financial Statements in this Form 10-K for details of asset retirement obligations. The obligations reflected above are discounted. In addition, the table above does not include performance bonds totaling $319.2 million and letters of credit of $226 million which support our asset retirement obligations.
(4)	See Note 16 — “Commitments and Contingencies” to our Consolidated Financial Statements in this Form 10-K. As of June 30, 2015, our total annual premium expense for supplemental bonding totaled $4.7 million, which excludes the additional annual performance bond premium expense of approximately $1.2 million in connection with the acquisition of the equity interest in M21K in August 2015 as described in Note 21 — “Subsequent Events” to our Consolidated Financial Statements in this Form 10-K. The BOEM may in the future continue to review our plugging, abandonment, decommissioning and removal obligations, re-evaluate the adequacy of our financial assurances, and require us to provide additional supplemental bonding or other surety for most or all of our properties.

Off-Balance Sheet Arrangements

We may enter into off-balance sheet transactions which may give rise to material off-balance sheet liabilities. As of June 30, 2015, the material off-balance sheet transactions entered into by us include operating lease agreements and drilling rig contracts. See contractual obligations table above. In addition, as of June 30, 2015, we had provided a guarantee related to the payment of asset retirement obligations and other liabilities of M21K, and our equity method investee, EXXI M21K, was a guarantor of a $100 million first lien credit facility agreement entered into by M21K, which had a $40 million borrowing base and under which $28.0 million in loans and $1.2 million in letters of credit were outstanding as of June 30, 2015. See Note 6 — “Equity Method Investments”, Note 14 — “Related Party Transactions” and Note 21 —  “Subsequent Events” to our Consolidated Financial Statements in this Form 10-K for more information.

Other than the off-balance sheet transactions listed above, we have no other transactions, arrangements or relationships with other persons that are reasonably likely to materially affect our liquidity or availability of capital resources.

Critical Accounting Policies

We have identified the following policies as critical to the understanding of our financial condition and results of operations. This is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP, with no need for management’s judgment in selecting their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. However, certain accounting policies are important to the portrayal of our financial condition and results of operations and require management’s most subjective or complex judgments. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on historical experience, observation of trends in the industry, and information available from other outside sources, as appropriate. Our critical accounting policies and estimates are set forth below. Certain of these accounting policies and estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from our management’s current judgment. Our most sensitive estimate affecting our financial statements are our oil and gas reserves, which are highly sensitive to changes in oil and gas prices that have been volatile in recent years. Although decreases in oil and gas prices are partially offset by our hedging program, to the extent reserves are adversely impacted by reductions in oil and gas prices, we could experience increased depreciation, depletion and amortization expense and full cost ceiling impairments in future periods.

Use of Estimates.  The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates of proved reserves are key components of our depletion rate for our proved oil and natural gas properties and the full cost ceiling test limitation. Other items subject to estimates and assumptions include fair value estimates used in accounting for acquisitions and dispositions; carrying amounts of property, plant and equipment; goodwill; asset retirement obligations; deferred income taxes; and valuation of derivative financial instruments, among others. Accordingly, our accounting estimates require exercise of judgment by management in preparing such estimates. While we believe that the estimates and assumptions used in preparation of our consolidated financial statements are appropriate, actual results could differ from those estimates, and any such differences may be material.

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

Oil and Natural Gas Properties.  We use the full cost method of accounting for exploration and development activities as defined by the SEC. Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to property acquisition, exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and natural gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves.

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

In estimating the fair values of assets acquired and liabilities assumed in a business combination, we make various assumptions. The most significant assumptions relate to the estimated fair values assigned to proved and unproved oil and natural gas properties. To estimate the fair values of these properties, we prepare estimates of oil and natural gas reserves. We estimate future prices to apply to the estimated reserve quantities acquired, and estimate future operating and development costs, to arrive at estimates of future net cash flows. For estimated proved reserves, the future net cash flows are discounted using a market-based weighted average cost of capital rate determined appropriate at the time of the acquisition. The market-based weighted average cost of capital rate is subjected to additional project-specific risking factors. To compensate for the inherent risk of estimating and valuing unproved reserves, the discounted future net cash flows of probable and possible reserves are reduced by additional risk-weighting factors.

Estimated deferred taxes are based on available information concerning the tax bases of assets acquired and liabilities assumed and loss carryforwards at the acquisition date, although such estimates may change in the future as additional information becomes known.

Goodwill.  Goodwill has an indefinite useful life and is not amortized, but rather is tested for impairment at least annually during the third quarter, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a related reporting unit below its carrying value. Impairment occurs when the carrying amount of goodwill exceeds its implied fair value. Goodwill arose in the year ended June 30, 2014 with the EPL Acquisition and was recorded to our oil and gas reporting unit.

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

Derivative Instruments.  We utilize derivative instruments in the form of natural gas and crude oil put, swap and collar arrangements and combinations of these instruments in order to manage the price risk associated with future crude oil and natural gas production. Derivative instruments are recorded at fair value and included as either assets or liabilities in the consolidated balance sheets. We previously designated the majority of our derivative instruments as cash flow hedges, however, in connection with preparing our Form 10-K for the year ended June 30, 2015, we determined that the contemporaneous formal documentation that we had historically prepared to support our initial designations of derivative financial instruments as cash flow hedges related to our crude oil and natural gas hedging program did not meet the technical requirements to qualify for cash flow hedge accounting treatment in accordance with ASC Topic 815, Derivatives and Hedging. The primary reason for this determination was that the formal hedge documentation lacked specificity of the hedged items and, therefore, the designations failed to meet hedge documentation requirements for cash flow hedge accounting treatment. Accordingly, our currently outstanding derivative contracts are not accounted for as cash flow hedges. Therefore, changes in fair value of these outstanding derivative financial instruments are recognized in earnings and included in gain (loss) on derivative financial instruments as a component of revenues in the accompanying consolidated statements of operations.

Income Taxes.  Provisions for income taxes include deferred taxes resulting primarily from temporary differences due to different reporting methods for oil and natural gas properties and derivative instruments for financial reporting purposes and income tax purposes. Changes in the financial accounting method for derivative instruments caused no changes in previous tax filings or deferred tax balances related to these instruments. For financial reporting purposes, all exploratory and development expenditures are capitalized and depreciated, depleted and amortized on the unit-of-production method. For income tax purposes, only the equipment and leasehold costs relative to successful wells are capitalized and recovered through depreciation or depletion. Generally, most other exploratory and development costs are charged to expense as incurred; however, we may use certain provisions of the Internal Revenue Code which allow capitalization of intangible drilling costs where management deems appropriate.

When recording income tax expense, certain estimates are required to be made by management due to timing and to the impact of future events on when income tax expenses and benefits are recognized by us. In light of changes in our expectations regarding our future taxable income, consistent with the results of operations for the current year (heavily affected by impairments), we recorded an increase in our valuation allowance of $356.8 million resulting in a balance of $365.0 million at June 30, 2015. We recorded this increase to our valuation allowance against our net deferred tax assets due to our judgment that our existing U.S. federal and State of Louisiana net operating loss (NOL) carryforwards are not, on a more-likely-than-not basis, likely recoverable in future years. We continue to evaluate the need for the valuation allowance based on current and expected earnings and other factors, and adjust it accordingly. In light of our capital structure, U.S. withholding taxes attributable to interest due on loans from the Bermuda parent to the U.S. operating companies is provided as the interest accrues. This U.S. withholding tax at 30% is due when the interest is actually paid, and may not be offset or reduced by U.S. operating activity; although the interest expense is generally deductible in the U.S. when paid, subject to certain other limitations.

Share-Based Compensation.  Compensation cost for equity awards is based on the fair value of the equity instrument on the date of grant and is recognized over the period during which an employee is required to provide service in exchange for the award. Compensation cost for liability awards is based on the fair value of the vested award at the end of each reporting period.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. ASU No. 2014-09 is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is permitted for annual periods beginning after December 15, 2016, and interim periods therein. We are evaluating the impact of the pending adoption of ASU No. 2014-09 on our financial position and results of operations and have not yet determined the method that will be adopted.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The ASU is effective for public entities for annual periods beginning after December 15, 2015, and interim periods within those annual reporting periods. Early adoption is permitted for financial statements that have not been previously issued. The guidance will be applied on a retrospective basis. We are currently evaluating the provisions of ASU 2015-03 and assessing the impact it will have on our consolidated financial position and footnote disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

General

We are exposed to a variety of market risks including commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we were a party at June 30, 2015, and from which we may incur future gains or losses from changes in market interest rates or commodity prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

We utilize commodity-based derivative instruments with major financial institutions to reduce exposure to fluctuations in the price of crude oil and natural gas. We also use financially settled crude oil and natural gas puts, put spreads, swaps, zero-cost collars and three-way collars. Any gains or losses resulting from the change in fair value from hedging transactions and from the settlement of hedging contracts are recorded in earnings as a component of revenues.

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

As of June 30, 2015, we had the following net open crude oil derivative positions:

				Weighted Average Contract Price
				Collars/Put
Remaining Contract Term	Type of Contract	Index	Volumes (MBbls)	Sub Floor	Floor	Ceiling
July 2015 – December 2015	Three-Way Collars	ARGUS-LLS	3,680	$32.50	$45.00	$75.00
July 2015 – December 2015	Collars	ARGUS-LLS	920		80.00	123.38
July 2015 – December 2015	Collars	NYMEX-WTI	276		75.00	85.00
July 2015 – December 2015	Bought Put	NYMEX-WTI	552		90.00
July 2015 – December 2015	Sold Put	NYMEX-WTI	(552)		90.00
January 2016 – June 2016	Collars	NYMEX-WTI	2,548		51.43	74.70
July 2016 – December 2016	Collars	NYMEX-WTI	2,576		51.43	74.70

As of June 30, 2015, we had the following net open natural gas derivative position:

Remaining Contract Term	Type of Contract	Index	Volumes (MMBtu)	Swaps Fixed Price
July 2015 – December 2015	Swaps	NYMEX-HH	791	$4.31

At June 30, 2015, our crude oil contracts outstanding were in an asset position of $21.2 million. A 10% increase in crude oil prices would reduce the fair value by approximately $30.0 million, while a 10% decrease in crude oil prices would increase the fair value by approximately $24.8 million. Also at June 30, 2015, our natural gas contract outstanding was in an asset position of $0.9 million. A 10% increase in natural gas prices would reduce the fair value by approximately $0.2 million, while a 10% decrease in natural gas prices would increase the fair value by approximately $0.2 million. These fair value changes assume volatility based on prevailing market parameters at June 30, 2015.

Our ultimate realized gain or loss with respect to commodity price fluctuations will depend on the future exposures that arise during the period, our hedging strategies at the time and commodity prices at the time.

For a complete discussion of our open commodity derivatives as of June 30, 2015, please see Note 10 —  “Derivative Financial Instruments” to our Consolidated Financial Statements in this Form 10-K.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our variable rate debt obligations. Specifically, we are exposed to changes in interest rates as a result of borrowings under our revolving credit facility, and the terms of such facility require us to pay higher interest rate margins as we utilize a larger percentage of our available borrowing base. We manage our interest rate exposure by limiting our variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 96.7% of our debt. As of June 30, 2015, total debt included $150 million of floating-rate debt. As a result, our period-end interest costs will fluctuate based on short-term interest rates on approximately 3.3% of our total debt outstanding as of June 30, 2015. A 10% change in floating interest rates on period-end floating debt balances would change annual interest expense by approximately $28,125. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates. However, to reduce our future exposure to changes in interest rates, we may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues.

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

Our management, under the supervision and participation of our principal executive officer and our principal financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Prior to the issuance of this Form 10-K, management determined that the contemporaneous formal documentation that we had historically prepared to support our initial designations of derivative financial instruments as cash flow hedges in connection with our crude oil and natural gas hedging program did not meet the technical requirements to qualify for cash flow hedge accounting treatment in accordance with ASC Topic 815, Derivatives and Hedging. The primary reason for this determination was that the formal hedge documentation lacked specificity of the hedged items and, therefore, the designations failed to meet hedge documentation requirements for cash flow hedge accounting treatment. Accordingly, we restated our consolidated balance sheet as of June 30, 2014, our consolidated statements of operations, consolidated statements of cash flows, and consolidated statements of stockholders’ equity (deficit) for the years ended June 30, 2014 and 2013, and restated quarterly financial information for the quarters ended September 30, 2014 and 2013, December 31, 2014 and 2013, March 31, 2015 and 2014, and June 30, 2014.

Management evaluated the impact of this restatement on our assessment of our internal control over financial reporting. Management has concluded that the controls in place relating to the documentation of hedge designations were not properly designed to provide reasonable assurance that these derivative contracts would be properly recorded and disclosed in the financial statements in accordance with U.S. GAAP; and, that this represents a material weakness in our internal control over financial reporting as of June 30, 2015. As a result of the assessment performed and the material weakness noted, management has concluded that our internal control over financial reporting was not effective as of June 30, 2015. Further, we have determined that these control deficiencies existed with respect to certain aspects of our historical financial reporting and, accordingly, we have concluded that our prior disclosures regarding the sufficiency of our disclosure controls, internal controls and changes in internal controls may not have been correct.

In addition, the Board has recently learned that, in 2007, 2009 and 2014, the Company’s Chief Executive Officer borrowed funds from personal acquaintances or their affiliates, certain of whom provided the Company with services. The Board also learned that Norman Louie, one of our directors, made a personal loan to Mr. Schiller in 2014 before Mr. Louie became a director of the Company. At the time the loan was made, Mr. Louie was a managing director at Mount Kellett Capital Management LP, which at the time, and as of

June 30, 2015, owned a majority interest in Energy XXI M21K and 6.3% of the Company’s common stock. The loans made in 2014 are still outstanding. Since Mr. Schiller did not disclose the personal loans before they were made, the Board has determined that he did not comply with the procedural requirements of the Company’s Code of Business Conduct and Ethics. Upon learning of Mr. Schiller’s personal loans from affiliates of service providers, the Board engaged independent legal counsel to conduct an internal investigation, with the assistance of outside forensic accountants, to review these loans and the Company’s vendor procurement processes. The Board is still reviewing the results of the internal investigation. Although the internal investigation has not uncovered any illegal activity or any impact on the Company’s financial reporting or financial statements, the Company concluded this non-compliance to be a material weakness in its control environment given the leadership position of this officer, the visibility and importance of his actions to the Company’s overall system of controls and the significance with which the Company views this nondisclosure. As part of its review, the Board has begun the process of designing and implementing additional controls and procedures, including, but not limited to, strengthening the Company’s vendor procurement procedures to address any potential conflicts of interest that could arise from Mr. Schiller’s personal loans; revising the Code of Business Conduct and Ethics to explicitly ban any such personal loans in the future; and implementing an enhanced comprehensive training program on the Company’s Code of Business Conduct and Ethics.

BDO USA, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting as of June 30, 2015. This report, dated September 29, 2015, appears on the following page.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Energy XXI Ltd
Houston, Texas

We have audited Energy XXI Ltd and subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Energy XXI Ltd and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 8, Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were noted: (i) management failed to design and maintain controls over the documentation of hedge designations to provide reasonable assurance that derivative contracts would be properly recorded and disclosed in the consolidated financial statements and (ii) the Company’s Chief Executive Officer failed to disclose certain potential conflicts of interests which, given his leadership position and the visibility and importance of his actions to the Company’s overall system of controls, is considered a material weakness in the Company’s control environment. These material weaknesses have been identified and described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated September 29, 2015 on those consolidated financial statements.

In our opinion, Energy XXI Ltd and subsidiaries did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to the results of the internal investigation or to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Energy XXI Ltd and subsidiaries as of June 30, 2015, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and our report dated September 29, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas
September 29, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Energy XXI Ltd
Houston, Texas

We have audited the accompanying consolidated balance sheet of Energy XXI Ltd and subsidiaries (the “Company”) as of June 30, 2015 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) as of and for the year ended June 30, 2015. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy XXI Ltd and subsidiaries at June 30, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the related financial statement schedule as of and for the year ended June 30, 2015, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Energy XXI Ltd and subsidiaries’ internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 29, 2015 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

Houston, Texas
September 29, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Energy XXI Ltd

We have audited the accompanying consolidated balance sheet of Energy XXI Ltd (formerly Energy XXI (Bermuda) Limited, a Bermuda Corporation) and subsidiaries (the “Company”) as of June 30, 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two fiscal years in the period ended June 30, 2014. Our audit also included the financial statement schedule included in Item 15(a)(2) as of June 30, 2014, and for each of the two fiscal years in the period ended June 30, 2014. The Company’s management is responsible for these consolidated financial statements and schedule. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energy XXI Ltd and subsidiaries as of June 30, 2014, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ UHY LLP
Houston, Texas
August 25, 2014, except for the effects of the restatement disclosed in Note 22, as to which the date is September 29, 2015

ENERGY XXI LTD

CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)

	June 30, 2015	June 30, 2014 (Restated)
ASSETS
Current Assets
Cash and cash equivalents	$756,848	$145,806
Accounts receivable
Oil and natural gas sales	100,243	167,075
Joint interest billings	12,433	12,898
Other	43,513	5,438
Prepaid expenses and other current assets	24,298	72,530
Deferred income taxes	—	52,587
Restricted cash	9,359	—
Derivative financial instruments	22,229	1,425
Total Current Assets	968,923	457,759
Property and Equipment
Oil and natural gas properties, net – full cost method of accounting, including $436.4 million and $1,165.7 million of unevaluated properties not being amortized at June 30, 2015 and 2014, respectively	3,570,759	6,427,263
Other property and equipment, net	21,820	19,760
Total Property and Equipment, net of accumulated depreciation, depletion, amortization and impairment	3,592,579	6,447,023
Other Assets
Goodwill	—	329,293
Derivative financial instruments	3,898	3,035
Equity investments	10,835	40,643
Restricted cash	32,667	6,350
Other assets and debt issuance costs, net of accumulated amortization	81,927	57,394
Total Other Assets	129,327	436,715
Total Assets	$4,690,829	$7,341,497
LIABILITIES
Current Liabilities
Accounts payable	$156,339	$417,776
Accrued liabilities	155,306	133,526
Notes payable	—	21,967
Asset retirement obligations	33,286	79,649
Derivative financial instruments	2,661	31,957
Current maturities of long-term debt	11,395	15,020
Total Current Liabilities	358,987	699,895
Long-term debt, less current maturities	4,597,037	3,744,624
Deferred income taxes	—	666,969
Asset retirement obligations	453,799	480,185
Derivative financial instruments	1,358	4,306
Other liabilities	8,370	10,958
Total Liabilities	5,419,551	5,606,937

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI LTD

CONSOLIDATED BALANCE SHEETS – (continued)
(In Thousands, except share information)

	June 30, 2015	June 30, 2014 (Restated)
Commitments and Contingencies (Note 16)
Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 7,500,000 shares authorized at June 30, 2015 and 2014
7.25% Convertible perpetual preferred stock, 3,000 and 8,000 shares issued and outstanding at June 30, 2015 and 2014, respectively	$—	$—
5.625% Convertible perpetual preferred stock, 812,759 and 812,760 shares issued and outstanding at June 30, 2015 and 2014, respectively	1	1
Common stock, $0.005 par value, 200,000,000 shares authorized and 94,643,498 and 93,719,570 shares issued and outstanding at June 30, 2015 and 2014, respectively	472	468
Additional paid-in capital	1,843,918	1,837,462
Accumulated deficit	(2,573,113)	(103,371)
Total Stockholders’ Equity (Deficit)	(728,722)	1,734,560
Total Liabilities and Stockholders’ Equity (Deficit)	$4,690,829	$7,341,497

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI LTD

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share information)

	Year Ended June 30,
	2015	2014 (Restated)	2013 (Restated)
Revenues
Oil sales	$1,052,731	$1,104,208	$1,067,687
Natural gas sales	117,282	135,883	112,753
Gain (loss) on derivative financial instruments	235,439	(86,968)	(21,508)
Total Revenues	1,405,452	1,153,123	1,158,932
Costs and Expenses
Lease operating	463,535	365,747	337,163
Production taxes	8,385	5,427	5,246
Gathering and transportation	21,144	23,532	24,168
Depreciation, depletion and amortization	705,521	414,026	363,791
Accretion of asset retirement obligations	50,081	30,183	30,885
Impairment of oil and natural gas properties	2,421,884	—	—
Goodwill impairment	329,293	—	—
General and administrative expense	116,500	96,402	71,598
Total Costs and Expenses	4,116,343	935,317	832,851
Operating Income (Loss)	(2,710,891)	217,806	326,081
Other Income (Expense)
Loss from equity method investees	(17,165)	(5,231)	(6,010)
Other income, net	4,176	3,298	1,965
Interest expense	(323,308)	(162,728)	(108,659)
Total Other Expense, net	(336,297)	(164,661)	(112,704)
Income (Loss) Before Income Taxes	(3,047,188)	53,145	213,377
Income Tax Expense (Benefit)	(613,350)	35,020	32,594
Net Income (Loss)	(2,433,838)	18,125	180,783
Preferred Stock Dividends	11,468	11,489	11,496
Net Income (Loss) Attributable to Common Stockholders	$(2,445,306)	$6,636	$169,287
Earnings (Loss) per Share
Basic	$(25.97)	$0.09	$2.14
Diluted	$(25.97)	$0.09	$1.94
Weighted Average Number of Common Shares Outstanding
Basic	94,167	74,375	79,063
Diluted	94,167	74,445	87,263

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI LTD

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Preferred Stock		Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Paid-in Capital	Accumulated (Deficit) (Restated)	Total Stockholders’ Equity (Deficit) (Restated)
	5.625%	7.25%
Balance, June 30, 2012 (Restated)	$1	$—	79,147	$396	—	$—	$1,501,785	$(215,406)	$1,286,776
Common stock issued, net of direct costs	—	—	278	1	—	—	7,021	—	7,022
Common stock based compensation	—	—	—	—	—	—	3,505	—	3,505
Repurchase of company common stock	—	—	—	—	2,939	(72,663)	—	—	(72,663)
Common stock dividends	—	—	—	—	—	—	—	(25,992)	(25,992)
Preferred stock dividends	—	—	—	—	—	—	—	(11,496)	(11,496)
Net Income	—	—	—	—	—	—	—	180,783	180,783
Balance, June 30, 2013 (Restated)	1	—	79,425	397	2,939	(72,663)	1,512,311	(72,111)	1,367,935
Common stock issued, net of direct costs	—	—	16,382	81	—	—	341,478	—	341,559
Common stock based compensation	—	—	—	—	—	—	6,711	—	6,711
Repurchase of company common stock	—	—	—	—	6,477	(170,266)	—	—	(170,266)
Treasury stock retired	—	—	(2,087)	(10)	(2,087)	52,966	(52,956)	—	—
Common stock reissued	—	—	—	—	(7,329)	189,963	(32,030)	(3,216)	154,717
Discount on convertible debt	—	—	—	—	—	—	61,948	—	61,948
Common stock dividends	—	—	—	—	—	—	—	(34,680)	(34,680)
Preferred stock dividends	—	—	—	—	—	—	—	(11,489)	(11,489)
Net Income	—	—	—	—	—	—	—	18,125	18,125
Balance, June 30, 2014 (Restated)	1	—	93,720	468	—	—	1,837,462	(103,371)	1,734,560
Common stock issued, net of direct costs	—	—	923	4	—	—	2,332	—	2,336
Common stock based compensation	—	—	—	—	—	—	4,124	—	4,124
Common stock dividends	—	—	—	—	—	—	—	(24,436)	(24,436)
Preferred stock dividends	—	—	—	—	—	—	—	(11,468)	(11,468)
Net Loss	—	—	—	—	—	—	—	(2,433,838)	(2,433,838)
Balance, June 30, 2015	$1	$—	94,643	$472	—	$—	$1,843,918	$(2,573,113)	$(728,722)

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended June 30,
	2015	2014 (Restated)	2013 (Restated)
Cash Flows From Operating Activities
Net income (loss)	$(2,433,838)	$18,125	$180,783
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	705,521	414,026	363,791
Impairment of oil and natural gas properties	2,421,884	—	—
Goodwill impairment	329,293	—	—
Deferred income tax expense (benefit)	(614,383)	31,379	19,722
Change in fair value of derivative financial instruments	(52,036)	69,656	20,851
Accretion of asset retirement obligations	50,081	30,183	30,885
Loss from equity method investees	17,165	5,231	6,010
Amortization and write-off of debt issuance costs and other	23,247	13,774	6,898
Stock-based compensation	4,124	6,711	3,505
Changes in operating assets and liabilities
Accounts receivable	51,284	63,283	1,690
Prepaid expenses and other assets	48,062	6,019	12,499
Settlement of asset retirement obligations	(106,573)	(57,391)	(41,939)
Accounts payable and accrued liabilities	(113,078)	(55,536)	33,453
Net Cash Provided by Operating Activities	330,753	545,460	638,148
Cash Flows from Investing Activities
Acquisitions, net of cash	(301)	(849,641)	(161,164)
Capital expenditures	(723,829)	(788,676)	(816,105)
Insurance payments received	3,920	1,983	—
Change in equity method investments	12,642	(34,294)	(16,693)
Transfers to restricted cash	(14,676)	(325)	—
Proceeds from the sale of properties	261,931	126,265	—
Other	(135)	113	(41)
Net Cash Used in Investing Activities	(460,448)	(1,544,575)	(994,003)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	2,336	3,994	7,021
Proceeds from convertible debt allocated to additional paid-in capital	—	63,432	—
Repurchase of company common stock	—	(184,263)	(58,666)
Dividends to shareholders – common	(24,436)	(34,680)	(25,992)
Dividends to shareholders – preferred	(11,468)	(11,489)	(11,496)
Cash restricted under revolving credit facility related to property sold	(21,000)	—	—
Proceeds from long-term debt	2,586,572	3,420,873	1,576,551
Payments on long-term debt	(1,747,849)	(2,079,485)	(1,243,848)
Debt issuance costs	(43,352)	(33,461)	(4,805)
Other	(66)	—	3
Net Cash Provided by Financing Activities	740,737	1,144,921	238,768
Net Increase (Decrease) in Cash and Cash Equivalents	611,042	145,806	(117,087)
Cash and Cash Equivalents, beginning of period	145,806	—	117,087
Cash and Cash Equivalents, end of period	$756,848	$145,806	$—

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 1 — Organization and Summary of Significant Accounting Policies

Nature of Operations.  Energy XXI Ltd was incorporated in Bermuda on July 25, 2005. References in this report to “us,” “we,” “our,” “the Company,” or “Energy XXI” are to Energy XXI Ltd and its wholly-owned subsidiaries. With our principal operating subsidiary headquartered in Houston, Texas, we are engaged in the acquisition, exploration, development and operation of oil and natural gas properties onshore in Louisiana and Texas and in the Gulf of Mexico Shelf (“GoM Shelf”). We are listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “EXXI.”

Principles of Consolidation and Reporting.  The accompanying consolidated financial statements include the accounts of Energy XXI and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). All significant intercompany transactions have been eliminated in consolidation. Our interests in oil and natural gas exploration and production ventures and partnerships are proportionately consolidated. We use the equity method of accounting for investments in entities that we do not control, but over which we exert significant influence. The consolidated financial statements for the previous periods include certain reclassifications that were made to conform to the current presentation. Such reclassifications did not have a significant impact on previously reported consolidated net income, consolidated stockholders’ equity or consolidated cash flows. In addition, we have restated previously issued consolidated financial statements to reflect the recognition of gains and losses on derivative financial instruments previously included in accumulated other comprehensive income (loss) as gain (loss) on derivative financial instruments in earnings as a component of revenues and the reclassification of amounts associated with settled contracts previously included in oil and gas sales revenues to gain (loss) on derivative financial instruments as a result of not qualifying for cash flow hedge accounting treatment. The restatement also reflects resulting adjustments to net oil and natural gas properties, impairment of oil and natural gas properties and depreciation, depletion and amortization due to the previous inclusion of the value of the cash flow hedges in our full cost ceiling test, which is only permitted if the derivative instruments qualify for cash flow hedge accounting. Additionally, resulting adjustments to deferred income taxes and income tax expense (benefit) are also reflected in the restatement. See Note 22 — Restatement of Previously Issued Consolidated Financial Statements for details of the impact of the restatement.

Use of Estimates.  The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates of proved reserves are key components of our depletion rate for our proved oil and natural gas properties and the full cost ceiling test limitation. Other items subject to estimates and assumptions include fair value estimates used in accounting for acquisitions and dispositions; carrying amounts of property, plant and equipment; goodwill; asset retirement obligations; deferred income taxes; and valuation of derivative financial instruments, among others. Accordingly, our accounting estimates require exercise of judgment by management in preparing such estimates. While we believe that the estimates and assumptions used in preparation of our consolidated financial statements are appropriate, actual results could differ from those estimates, and any such differences may be material.

Cash and Cash Equivalents.  We consider all highly liquid investments, with maturities of 90 days or less when purchased, to be cash and cash equivalents.

Restricted Cash.  We maintain restricted escrow funds in trusts as required by certain contractual arrangements and disposition transactions. Amounts on deposit in trust accounts are reflected in Restricted cash on our consolidated balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts.  Accounts receivable are stated at historical carrying amount net of allowance for doubtful accounts. We establish provisions for losses on accounts receivable if it is determined that collection of all or a part of an outstanding balance is not probable.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 1 — Organization and Summary of Significant Accounting Policies  – (continued)

Collectability is reviewed regularly and an allowance is established or adjusted, as necessary, using the specific identification method. As of June 30, 2015 and 2014, no allowance for doubtful accounts was necessary.

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

Oil and natural gas properties include costs that are excluded from costs being depleted or amortized. Costs excluded from depletion or amortization represent investments in unevaluated properties and include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. We exclude these costs until the property has been evaluated. We also allocate a portion of our acquisition costs to unevaluated properties based on fair value. Costs associated with unevaluated properties are transferred to evaluated properties upon the earlier of 1) a determination as to whether there are any proved reserves related to the properties, or 2) ratably over a period of time of not more than four years.

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

Depreciation, Depletion and Amortization.  The depreciable base for oil and natural gas properties includes the sum of all capitalized costs net of accumulated depreciation, depletion, amortization and impairment, estimated future development costs and asset retirement costs not included in oil and natural gas properties, less costs excluded from amortization. The depreciable base of oil and natural gas properties is amortized using the unit-of-production method over total proved reserves.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 1 — Organization and Summary of Significant Accounting Policies  – (continued)

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

Goodwill.  Goodwill has an indefinite useful life and is not amortized, but rather is tested for impairment at least annually during the third quarter, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a related reporting unit below its carrying value. Impairment occurs when the carrying amount of goodwill exceeds its implied fair value. Goodwill arose in the year ended June 30, 2014 in connection with the acquisition of EPL Oil & Gas, Inc. and was recorded to our oil and gas reporting unit. At December 31, 2014, we conducted a qualitative goodwill impairment assessment and after assessing the relevant events and circumstances, we determined that performing a quantitative goodwill impairment test was necessary. Therefore, we performed steps one and two of the goodwill impairment test, which led us to conclude that there would be no remaining implied fair value attributable to goodwill. As a result, we recorded a goodwill impairment charge of $329.3 million to reduce the carrying value of goodwill to zero at December 31, 2014. See Note 4 — “Goodwill” for more information.

Derivative Instruments.  We utilize derivative instruments in the form of natural gas and crude oil put, swap and collar arrangements and combinations of these instruments in order to manage the price risk associated with future crude oil and natural gas production. Derivative financial instruments are recorded at fair value and included as either assets or liabilities in the consolidated balance sheets. We net derivative assets and liabilities for counterparties where we have a legal right of offset. Any premiums paid or financed on derivative financial instruments are capitalized as part of the derivative assets or derivative liabilities, as appropriate, at the time the premiums are paid or financed.

We previously designated the majority of our derivative instruments as cash flow hedges, however, in connection with preparing our Form 10-K for the year ended June 30, 2015, we determined that the contemporaneous formal documentation that we had historically prepared to support our initial designations of derivative financial instruments as cash flow hedges related to our crude oil and natural gas hedging program did not meet the technical requirements to qualify for cash flow hedge accounting treatment in accordance with ASC Topic 815, Derivatives and Hedging.  The primary reason for this determination was that the formal hedge documentation lacked specificity of the hedged items and, therefore, the designations failed to

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 1 — Organization and Summary of Significant Accounting Policies  – (continued)

meet hedge documentation requirements for cash flow hedge accounting treatment. Accordingly, our currently outstanding derivative contracts are not accounted for as cash flow hedges. Therefore, changes in fair value of these outstanding derivative financial instruments are recognized in earnings and included in gain (loss) on derivative financial instruments as a component of revenues in the accompanying consolidated statement of operations.

Additionally, we concluded that certain of our previously issued consolidated financial statements should no longer be relied upon and would need to be restated. This Form 10-K for the year ended June 30, 2015 includes (1) a restated balance sheet as of June 30, 2014, (2) restated consolidated statements of operations, consolidated statements of cash flows, and consolidated statements of stockholders’ equity (deficit) for the years ended June 30, 2014 and 2013, (3) restated consolidated quarterly financial statements for the quarters ended September 30, 2014 and 2013, December 31, 2014 and 2013, March 31, 2015 and 2014, and (4) restated consolidated quarterly financial information for June 30, 2014, and (5) restated selected financial data for the years ended June 30, 2014, 2013, 2012, and 2011. See Notes 22 and 23 of the notes to the Consolidated Financial Statements, for more information concerning these restatements.

Debt Issuance Costs.  Costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the scheduled maturity of the debt utilizing the interest method.

Asset Retirement Obligations.  Our investment in oil and natural gas properties includes an estimate of the future cost associated with dismantlement, abandonment and restoration of our properties. The present value of the future costs are added to the capitalized cost of our oil and natural gas properties and recorded as a long-term or current liability. The capitalized cost is included in oil and natural gas properties that are depleted over the life of the assets. The estimation of future costs associated with dismantlement, abandonment and restoration requires the use of estimated costs in future periods that, in some cases, will not be incurred until a substantial number of years in the future. Such cost estimates could be subject to revisions in subsequent years due to changes in regulatory requirements, technological advances and other factors which may be difficult to predict.

Common Stock.  Refers to the $0.005 par value per share capital stock as designated in the Company’s Certificate of Incorporation. Treasury Stock is accounted for using the cost method.

Revenue Recognition.  We recognize oil and natural gas revenue when the product is delivered at the contracted sales price, title is transferred and collectability is reasonably assured. The Company has elected the entitlements method to account for gas production imbalances. Gas imbalances occur when we sell more or less than our entitled ownership percentage of total gas production. Any amount received in excess of our share is treated as a liability. If we receive less than our entitled share the underproduction is recorded as a receivable. The amounts of imbalances were not material at June 30, 2015 and 2014.

General and Administrative Expense.  Under the full cost method of accounting, the portion of our general and administrative expense that is directly identified with our acquisition, exploration and development activities is capitalized as part of our oil and natural gas properties. These capitalized costs include salaries, employee benefits, costs of consulting services, and other direct costs incurred to support those employees directly involved in acquisition, exploration and development activities. The capitalized costs do not include costs related to production operations, general corporate overhead or similar activities. Our capitalized general and administrative expense directly related to our acquisition, exploration and development activities for the years ended June 30, 2015, 2014 and 2013 was $49.2 million, $64.5 million, and $37.6 million, respectively.

Share-Based Compensation.  Compensation cost for equity awards is based on the fair value of the equity instrument on the date of grant and is recognized over the period during which an employee is required

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 1 — Organization and Summary of Significant Accounting Policies  – (continued)

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

When recording income tax expense, certain estimates are required to be made by management due to timing and to the impact of future events on when income tax expenses and benefits are recognized by us. We periodically evaluate any tax operating loss and other carryforwards to determine whether a gross tax asset, as well as a valuation allowance, should be recognized in our consolidated financial statements. In light of the results of operations for the current year (heavily affected by impairments) we recorded an increase in our valuation allowance of $356.8 million resulting in a balance of $379.3 million at June 30, 2015. We recorded this increase to our valuation allowance against our net deferred tax assets due to our judgment that our existing U.S. federal and State of Louisiana net operating loss (“NOL”) carryforwards are not, on a more-likely-than-not basis, likely recoverable in future years. We continue to evaluate the need for the valuation allowance based on current and expected earnings and other factors, and adjust it accordingly. In light of our capital structure, U.S. withholding taxes attributable to interest due on loans from the Bermuda parent to the U.S. operating companies is provided as the interest accrues. This U.S. withholding tax at 30% is due when the interest is actually paid, and may not be offset or reduced by U.S. operating activity; although the interest expense is generally deductible in the U.S. when paid, subject to certain other limitations.

Earnings per Share.  Basic earnings (loss) per share (“EPS”) amounts have been calculated based on the weighted-average number of shares of common stock outstanding for the year. Diluted EPS reflects potential dilution using the treasury stock method. Except when the effect would be anti-dilutive, the diluted EPS calculation includes the impact of the assumed conversion of our convertible preferred stock and other potential shares of common stock.

Note 2 — Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. ASU No. 2014-09 is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are evaluating the impact of the pending adoption of ASU No. 2014-09 on our financial position and results of operations and have not yet determined the method that will be adopted.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The standard is effective for annual periods ending after December 15, 2016, and interim periods within annual

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 2 — Recent Accounting Pronouncements  – (continued)

periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the provisions of ASU 2014-15 and assessing the impact, if any, it may have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The ASU is effective for public entities for annual periods beginning after December 15, 2015, and interim periods within those annual reporting periods. Early adoption is permitted for financial statements that have not been previously issued. The guidance will be applied on a retrospective basis. We are currently evaluating the provisions of ASU 2015-03 and assessing the impact it may have on our consolidated financial position, results of operations or cash flows.

Note 3 — Acquisitions and Dispositions

Black Elk Interest Acquisition

On December 20, 2013, we acquired certain offshore Louisiana interests in West Delta 30 field (“West Delta 30 Interests”) from Black Elk Energy Offshore Operations, LLC for total cash consideration of $10.4 million. This acquisition was effective as of October 1, 2013, and we are currently the operator of these properties.

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

Walter Oil & Gas Corporation Oil and Gas Property Interests Acquisition

On March 7, 2014, we acquired certain interests in the South Timbalier 54 Block (“South Timbalier 54 Interests”) from Walter Oil & Gas Corporation for total cash consideration of approximately $22.8 million. This acquisition was effective January 1, 2014, and we are currently the operator of these properties.

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

We have accounted for our acquisitions using the acquisition method of accounting, and therefore, we have estimated the fair value of the assets acquired and liabilities assumed as of their respective acquisition dates. In the estimation of fair values of evaluated and unevaluated oil and natural gas properties and asset retirement obligations for the above acquisitions, management used valuation techniques that convert future cash flows to single discounted amounts. Inputs to the valuation of oil and gas properties include estimates

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 3 — Acquisitions and Dispositions  – (continued)

of: (1) oil and gas reserves; (2) future operating and development costs; (3) future oil and natural gas prices; and (4) a discount factor used to calculate the discounted cash flow amount. Inputs into the valuation of the asset retirement obligations include estimates of: (1) plugging and abandonment costs per well and related facilities; (2) remaining life per well and facilities; (3) an inflation factor; and (4) a credit adjusted risk-free interest rate. Fair value is based on subjective estimates and assumptions, which are inherently subject to significant uncertainties which are beyond our control. These assumptions represent Level 3 inputs, as further discussed in Note 19 — Fair Value of Financial Instruments.

EPL Oil & Gas, Inc. (“EPL”) Acquisition

We acquired EPL on June 3, 2014 (the “EPL Acquisition”). The acquisition was accounted for under the acquisition method, with Energy XXI as the acquirer. EPL is now a wholly owned subsidiary of Energy XXI Gulf Coast, Inc. (“EGC”). Subsequent to the merger, we elected to change EPL’s fiscal year end to June 30 to coincide with our fiscal year end.

In connection with the EPL acquisition, each EPL stockholder had the right to elect to receive, for each share of EPL common stock held by that stockholder, $39.00 in cash (“Cash Election”) or 1.669 shares of Energy XXI common stock (“Stock Election”) or a combination of $25.35 in cash and 0.584 of a share of Energy XXI common stock (“Mixed Election” and together with the Cash Election and the Stock Election, the “Merger Consideration”), subject to proration with respect to the Stock Election and the Cash Election so that approximately 65% of the aggregate Merger Consideration was paid in cash and approximately 35% was paid in Energy XXI common stock. Accordingly, EPL stockholders making a timely Cash Election received $25.92 in cash and 0.5595 of a share of Energy XXI common stock for each EPL common share. Under the merger agreement, EPL stockholders who did not make an election prior to the May 30, 2014 deadline were treated as having made a Mixed Election. In addition to the outstanding EPL shares, each outstanding stock option to purchase shares of EPL common stock was deemed exercised pursuant to a cashless exercise and was converted into the right to receive the cash portion of the Merger Consideration pursuant to the Cash Election, without being subject to proration. As a result, in accordance with the merger agreement, 836,311 net exercise shares were converted into $39.00 per share in cash, without proration. Based on the final results of the Merger Consideration elections and as set forth in the merger agreement, we issued 23.3 million shares of Energy XXI common stock and paid approximately $1,012 million in cash.

The following table summarizes the total purchase price of approximately $1,504.3 million, including cash acquired of $206.1 million (in millions, except per share amounts):

Election	EPL Shares	Cash per share	Energy XXI Stock	Cash Paid	Energy XXI Stock Issued	Energy XXI Stock Price on June 3, 2014	Cash Value of Energy XXI Stock Issued	Total Purchase Price
Cash Election	30.6	$25.92	0.5595	$792.6	17.1083	$21.11	$361.2	$1,153.8
Mixed Election	7.4	25.35	0.5840	186.8	4.3037	21.11	90.8	277.6
Stock Election	1.1	—	1.6690	—	1.9090	21.11	40.3	40.3
Stock Options	0.8	39.00	—	32.6	—		—	32.6
Total	39.9			$1,012.0	23.3210		$492.3	$1,504.3

(*)	Includes 4.7 million EPL shares that were held by EPL stockholders that did not make an election prior to the May 30, 2014 election deadline.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 3 — Acquisitions and Dispositions  – (continued)

The following table summarizes the final purchase price allocation for EPL as of June 3, 2014 (in thousands):

	EPL Historical	Fair Value Adjustment	Total
	(Unaudited)
Current assets (excluding deferred income taxes)	$301,592	$1,274	$302,866
Oil and natural gas properties(a)
Evaluated (Including net ARO assets)	1,919,699	112,624	2,032,323
Unevaluated	41,896	859,886	901,782
Other property and equipment	7,787	—	7,787
Other assets	16,227	(9,002)	7,225
Current liabilities (excluding ARO)	(314,649)	(2,058)	(316,707)
ARO (current and long-term)	(260,161)	(13,211)	(273,372)
Debt (current and long-term)	(973,440)	(52,967)	(1,026,407)
Deferred income taxes(b)	(118,359)	(340,645)	(459,004)
Other long-term liabilities	(2,242)	797	(1,445)
Total fair value, excluding goodwill	618,350	556,698	1,175,048
Goodwill(c),(d)	—	329,293	329,293
Less cash acquired	—	—	206,075
Total purchase price	$618,350	$885,991	$1,298,266

(a)	EPL oil and gas properties were accounted for under the successful efforts method of accounting prior to the merger. After the merger, we are accounting for these oil and gas properties under the full cost method of accounting, which is consistent with our accounting policy.
(b)	Deferred income taxes have been recognized based on the estimated fair value adjustments to net assets using a 37% tax rate, which reflected the 35% federal statutory rate and a 2% weighted-average of the applicable statutory state tax rates (net of federal benefit).
(c)	See Note 4 — “Goodwill” for more information regarding goodwill impairment at December 31, 2014.
(d)	On April 2, 2013, EPL sold certain shallow water GoM Shelf oil and natural gas interests located within the non-operated Bay Marchand field to Chevron U.S.A. Inc. (“Chevron”) with an effective date of January 1, 2013. In September 2014, we were informed by Chevron that the final settlement statement did not reflect a portion of the related production in the months of January 2013 and February 2013 totaling approximately $2.1 million. After review of relevant supporting documents, we agreed to reimburse Chevron approximately $2.1 million. This resulted in an increase in liabilities assumed in the EPL Acquisition and a corresponding increase in goodwill of approximately $2.1 million. Accordingly, the June 30, 2014 comparative information has been retrospectively adjusted to increase the value of goodwill.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 3 — Acquisitions and Dispositions  – (continued)

The fair value estimates of the oil and natural gas properties, and the asset retirement obligations were based, in part, on significant inputs not observable in the market and thus represent Level 3 measurements. The fair value estimate of long-term debt was based on prices obtained from a readily available pricing source and thus represents a Level 2 measurement.

The EPL Acquisition resulted in goodwill primarily because the combined company resulted in a significantly increased enterprise value and this increased scale provided us with opportunities to increase our equity market liquidity, lower insurance costs, achieve operating efficiencies by utilizing EPL’s existing infrastructure and lower costs through optimization of offshore transport vehicles and consolidation of shore bases, lowering general and administrative expenditures by consolidating corporate support functions and utilizing complementary strengths and expertise of the technical staff of the two companies to timely identify and drill prospects. We can utilize the latest drilling and seismic acquisition technologies, namely dump-floods, horizontal drilling, WAZ and Full Azimuth Nodal (“FAN”) seismic technologies licensed by EPL, which enhance production and assist in identifying deep-seated structures in the shallow waters over a significantly broader asset portfolio concentrated in the GoM Shelf. In addition, goodwill also resulted from the requirement to recognize deferred taxes on the difference between the fair value and the tax basis of the acquired assets. During the quarter ended December 31, 2014, we recorded a goodwill impairment charge of $329.3 million to reduce the carrying value of goodwill to zero at December 31, 2014. See Note 4 —  “Goodwill” for more information regarding the impairment of goodwill at December 31, 2014.

In the year ended June 30, 2014, costs associated with the EPL Acquisition totaled approximately $13.6 million and were expensed as incurred. For the year ended June 30, 2015, our consolidated statement of operations includes EPL’s operating revenues of $542.8 million and net loss of $1,298.7 million.

The following supplemental unaudited pro forma consolidated financial information has been prepared to reflect the EPL Acquisition as if the merger had occurred on July 1, 2012. The supplemental unaudited pro forma financial information is based on the historical consolidated statements of operations of Energy XXI and EPL for the years ended June 30, 2014 and 2013 (in thousands, except per share amounts).

	Year Ended June 30,
	2014 (Restated)	2013 (Restated)
Revenues	$1,783,062	$1,877,322
Net income (loss)	(45,233)	223,805
Net income (loss) available to Energy XXI common stockholders	(56,722)	212,309
Net loss per share available to Energy XXI common stockholders:
Basic	$(0.76)	$2.69
Diluted	$(0.76)	$2.43

The above restated supplemental unaudited pro forma consolidated financial information has been prepared for illustrative purposes only and is not intended to be indicative of the results of operations that actually would have occurred had the acquisition occurred on July 1, 2012, nor is such information indicative of any expected results of operations in future periods. The most significant pro forma adjustments to income from continuing operations for the years ended June 30, 2014 and 2013 were the following:

a.	Exclude expense of $45.2 million and $15.7 million, respectively, of EPL’s exploration costs and impairment expense and $1.8 million and $26.9 million, respectively, of gain on sales of assets accounted for under the successful efforts method of accounting to correspond with EXXI’s full cost method of accounting.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 3 — Acquisitions and Dispositions  – (continued)

b.	Increase DD&A expense by $65.3 million and $120.5 million, respectively, for the EPL Properties to correspond with EXXI’s full cost method of accounting as well as the adjustments to fair value of the acquired assets.
c.	Increase interest expense by $50.0 million and $54.0 million, respectively, to reflect interest on the $650 million 6.875% unsecured senior notes due 2024 (the “6.875% Senior Notes”) and on additional borrowings under EXXI’s revolving credit facility. Decrease interest expense $12.3 million and $13.3 million, respectively, to reflect non-cash premium amortization due to the adjustment to fair value associated with the $510 million 8.25% senior notes due 2018 (the “8.25% Senior Notes”) assumed in the EPL Acquisition.

Sale of interests in the Eugene Island 330 and the South Marsh Island 128 fields

On April 1, 2014, we sold our interests in the Eugene Island 330 and the South Marsh Island 128 fields to M21K, LLC (“M21K”), which is a wholly owned subsidiary of our equity method investee, Energy XXI M21K, LLC (“EXXI M21K”), for cash consideration of approximately $122.9 million. Revenues and expenses related to these two fields were included in our results of operations through March 31, 2014. The proceeds were recorded as a reduction to our oil and natural gas properties with no gain or loss being recognized. The net reduction to the full cost pool related to this sale was $124.4 million.

Sale of the Grand Isle Gathering System

On June 30, 2015, we sold certain real and personal property constituting a subsea pipeline gathering system located in the shallow GoM shelf and storage and onshore processing facilities on Grand Isle, Louisiana (the “GIGS”) to Grand Isle Corridor, LP (“Grand Isle Corridor”), a wholly-owned subsidiary of CorEnergy Infrastructure Trust, Inc. (“CorEnergy) for cash consideration of $245 million, plus the assumption by Grand Isle Corridor of the asset retirement obligations associated with the estimated decommissioning costs for the GIGS. The proceeds were recorded as a reduction to our oil and natural gas properties with no gain or loss being recognized. The net reduction to the full cost pool related to this sale was $248.9 million. Also on June 30, 2015, we entered into a triple-net lease agreement with Grand Isle Corridor pursuant to which we will continue to use and operate the GIGS as further discussed in Note 16 — “Commitments and Contingencies”.

Sale of interests in the East Bay field

On June 30, 2015, we sold our interest in the East Bay field to Whitney Oil & Gas, LLC and Trimont Energy (NOW), LLC, for cash consideration of $21 million plus the assumption of asset retirement obligations estimated at $55.1 million. The cash consideration is payable in two installments with $5 million received at closing and the remainder due on or before October 31, 2015. We retained a 5% overriding royalty interest (applicable only during calendar months if and when the WTI for such month averages over $65) on these assets for a period not to exceed 5 years from the closing date or $7 million whichever occurs first, and we also retained 50% of the deep rights associated with the East Bay field. Revenues and expenses related to the field were included in our results of operations through June 30, 2015. The proceeds were recorded as a reduction to our oil and natural gas properties with no gain or loss being recognized. The net reduction to the full cost pool related to this sale was $68.9 million.

Note 4 — Goodwill

ASC 350, Intangibles — Goodwill and Other (ASC 350), requires that intangible assets with indefinite lives, including goodwill, be evaluated for impairment on an annual basis or more frequently if events occur or circumstances change that could potentially result in impairment. Our annual goodwill impairment test is performed at least annually during the third quarter.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 4 — Goodwill  – (continued)

Impairment testing for goodwill is done at the reporting unit level. We have only one reporting unit, which includes all of our oil and natural gas properties. Accordingly, all of our goodwill, as well as all of our other assets and liabilities, are included in our single reporting unit.

At December 31, 2014, we conducted a qualitative goodwill impairment assessment by examining relevant events and circumstances that could have a negative impact on our goodwill, such as macroeconomic conditions, industry and market conditions, cost factors that have a negative effect on earnings and cash flows, overall financial performance, dispositions and acquisitions, and any other relevant events or circumstances. After assessing the relevant events and circumstances for the qualitative impairment assessment, we determined that performing a quantitative goodwill impairment test was necessary. In the first step of the goodwill impairment test, we determined that the fair value of our reporting unit was less than its carrying amount, including goodwill, primarily due to price deterioration in forward pricing curves for oil and natural gas and an increase in our weighted average cost of capital, both factors which adversely impacted the fair value of our estimated reserves. Therefore, we performed the second step of the goodwill impairment test, which led us to conclude that there would be no remaining implied fair value attributable to goodwill. As a result, we recorded a goodwill impairment charge of $329.3 million to reduce the carrying value of goodwill to zero at December 31, 2014. In light of the form of the acquisition of EPL (a purchase of stock), this goodwill had no tax basis when recognized, which resulted in no income tax benefit when impaired.

In estimating the fair value of our reporting unit and our estimated reserves, we used an income approach which estimated fair value primarily based on the anticipated cash flows associated with our estimated reserves, discounted using an assumed weighted average cost of capital based on market participant data. The estimation of the fair value of our reporting unit and our estimated reserves includes the use of significant inputs not observable in the market, such as estimates of reserves quantities, the weighted average cost of capital (discount rate), future pricing and future capital and operating costs. The use of these unobservable inputs results in the fair value estimate being classified as a Level 3 measurement. Although we believe the assumptions and estimates used in the fair value calculation of our reporting unit were reasonable and appropriate, different assumptions and estimates could materially impact the analysis and resulting conclusions.

Note 5 — Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30, 2015	June 30, 2014 (Restated)
Oil and gas properties
Proved properties	$9,243,737	$8,247,352
Less: accumulated depreciation, depletion, amortization and impairment	6,109,335	2,985,790
Proved properties, net	3,134,402	5,261,562
Unevaluated properties	436,357	1,165,701
Oil and gas properties, net	3,570,759	6,427,263
Other property and equipment	45,941	39,272
Less: accumulated depreciation	24,121	19,512
Other property and equipment, net	21,820	19,760
Total property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$3,592,579	$6,447,023

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 5 — Property and Equipment  – (continued)

The following table summarizes an aging of total costs related to unevaluated properties excluded from the amortization base as of June 30, 2015 (in thousands).

	Net Costs Incurred During the Years Ended June 30,				Balance as of June 30, 2015
	2012 and prior	2013	2014	2015
Unevaluated Properties (acquisition costs)	$928	$—	$435,429	$—	$436,357

At June 30, 2015, our investment in unevaluated properties primarily relates to the fair value of unproved oil and gas properties acquired in oil and gas property acquisitions (primarily the EPL Acquisition). Costs associated with unevaluated properties are transferred to evaluated properties upon the earlier of 1) a determination as to whether there are any proved reserves related to the properties, or 2) ratably over a period of time of not more than four years.

At June 30, 2014, our unevaluated properties included exploratory wells in progress of $185.3 million in costs related to our participation in several prospects in the ultra-deep shelf and onshore area in the Gulf of Mexico with Freeport-McMoRan, Inc. who operates the properties. Based on information from Freeport-McMoRan and our internal assessment of ongoing exploratory wells, we concluded the following: 1) the Lomond North project resulted in a successful production test with commercial production commencing in the quarter ending March 31, 2015; 2) the Davy Jones project to be non-commercial in the Tuscaloosa and Wilcox Sands area, and it was temporarily plugged and abandoned; 3) we presently do not intend to participate in completion activities related to the Davy Jones project; and 4) the lease related to the Blackbeard East project expired. Accordingly, we transferred $208.2 million of accumulated exploratory costs associated with these projects included in unevaluated properties to evaluated properties during the year ended June 30, 2015.

Under the full cost method of accounting at the end of each financial reporting period, we compare the present value of estimated future net cash flows from proved reserves (computed using the unweighted arithmetic average of the first-day-of-the-month historical price, net of applicable differentials, for each month within the previous 12-month period discounted at 10%, plus the lower of cost or fair market value of unproved properties and excluding cash flows related to estimated abandonment costs associated with developed properties) to the net full cost pool of oil and natural gas properties, net of related deferred income taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of these oil and natural gas properties exceed the estimated discounted future net cash flows, we are required to write-down the value of our oil and natural gas properties to the amount of the discounted cash flows. At June 30, 2015, our ceiling test computation resulted in impairment of our oil and natural gas properties totaling $2,421.9 million. If the current low commodity price environment or downward trend in oil prices continues, there is a reasonable likelihood that we could incur further impairment to our full cost pool in fiscal 2016 based on the average oil and natural gas price calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the previous 12-month period under the SEC pricing methodology.

Note 6 — Equity Method Investments

Through June 30, 2015, we owned a 20% interest in EXXI M21K, which engages in the acquisition, exploration, development and operation of oil and natural gas properties offshore in the Gulf of Mexico, through its wholly owned subsidiary, M21K. EGC, an indirect wholly owned subsidiary of Energy XXI Ltd, received a management fee from M21K for providing administrative assistance in carrying out its operations. See Note 14 — “Related Party Transactions”.

Since its inception in February 2012, M21K completed three acquisitions for aggregate cash consideration of approximately $284.1 million. In July 2012, it acquired oil and gas interests from EP Energy E&P Company, L.P. for approximately $80.4 million. In August 2013, it acquired oil and gas interests from LLOG Exploration Offshore, L.L.C. for approximately $80.8 million. In April 2014, it acquired oil and gas

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 6 — Equity Method Investments  – (continued)

interests from Energy XXI GOM, LLC (“EXXI GOM”), an indirect wholly owned subsidiary of Energy XXI Ltd, for approximately $122.9 million. We provided a guarantee related to the payment of asset retirement obligations and other liabilities by M21K related to these acquisitions.

EXXI M21K was a guarantor of a $100 million first lien credit facility agreement entered into by M21K, which had a $40 million borrowing base and under which $28.0 million in loans and $1.2 million in letters of credit were outstanding as of June 30, 2015. At June 30, 2015, M21K was in default due to a breach of certain covenants under this agreement. On August 11, 2015, we acquired all of the equity interests of M21K for consideration consisting of the assumption of all obligations and liabilities of M21K including approximately $25.2 million associated with M21K’s first lien credit facility, which was required to be paid at closing. See Note 21 — “Subsequent Events.”

As of June 30, 2015, our investment in EXXI M21K was approximately $10.8 million. We recorded an equity loss of $17.4 million, $4.3 million and $2.5 million for the years ended June 30, 2015, 2014 and 2013, respectively. The equity loss for the year ended June 30, 2015 includes an other-than-temporary impairment related to our investment in EXXI M21K of $11.8 million.

Note 7 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30,
	2015	2014
Revolving Credit Facility	$150,000	$689,000
11.0% Senior Secured Second Lien Notes due 2020	1,450,000	—
8.25% Senior Notes due 2018	510,000	510,000
6.875% Senior Notes due 2024	650,000	650,000
3.0% Senior Convertible Notes due 2018	400,000	400,000
7.5% Senior Notes due 2021	500,000	500,000
7.75% Senior Notes due 2019	250,000	250,000
9.25% Senior Notes due 2017	750,000	750,000
4.14% Promissory Note due 2017	4,343	4,774
Debt premium, 8.25% Senior Notes due 2018(1)	29,459	40,566
Original issue discount, 11.0% Notes due 2020	(51,104)	—
Original issue discount, 3.0% Senior Convertible Notes due 2018	(45,782)	(57,014)
Derivative instruments premium financing	10,647	21,000
Capital lease obligations	869	1,318
Total debt	4,608,432	3,759,644
Less current maturities	11,395	15,020
Total long-term debt	$4,597,037	$3,744,624

(1)	Represents unamortized premium on the 8.25% Senior Notes assumed in the EPL Acquisition.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 7 — Long-Term Debt  – (continued)

Maturities of long-term debt as of June 30, 2015 are as follows (in thousands):

Twelve Months Ending June 30,
2016	$11,395
2017	750,810
2018	693,113
2019	620,541
2020	1,450,000
Thereafter	1,150,000
4,675,859
Less: Net original issue discount & debt premium	(67,427)
Total debt	$4,608,432

Revolving Credit Facility

On March 3, 2015, EGC and EPL entered into the Tenth Amendment (the “Tenth Amendment”) to their second amended and restated First Lien Credit Agreement in connection with the issuance of $1.45 billion of senior secured second lien notes as described below under “11.0% Senior Secured Second Lien Notes Due 2020.” Under the Tenth Amendment, the following changes, among others, to the First Lien Credit Agreement became effective:

•	reduction of the maximum facility amount to $500 million and establishment of the borrowing base at such $500 million, of which such amount $150 million is the borrowing base for EPL under the sub-facility established for EPL under the First Lien Credit Agreement;
•	addition of provisions to permit EGC to make a loan to EPL in the amount of $325 million using proceeds from the incurrence of additional permitted second lien or third lien indebtedness of EGC and for EPL and its subsidiaries to secure such loan by providing liens on substantially all of their assets that are second in priority to the liens of the lenders under the First Lien Credit Agreement pursuant to the terms of an intercreditor agreement and restricting the transfer of EGC’s rights in respect of such loan or making any prepayment or otherwise making modifications of the terms of such arrangements;
•	change in the definition of the stated maturity date of the First Lien Credit Agreement so that it accelerates from April 9, 2018 (the scheduled date of maturity) to a date 210 days prior to the date of maturity of EGC’s outstanding 9.25% unsecured notes due December 2017 (the “9.25% Senior Notes”) if such notes are not prepaid, redeemed or refinanced prior to such prior date, or to a date 210 days prior to the date of maturity of EPL’s outstanding 8.25% Senior Notes due February 2018 if such notes are not prepaid, redeemed or refinanced prior to such prior date, or otherwise to a date that is 180 days prior to the date of maturity of any other permitted second lien or permitted third lien indebtedness or certain permitted unsecured indebtedness or any refinancings of such indebtedness if such indebtedness would come due prior to April 9, 2018;
•	elimination, addition, or modification of certain financial covenants;
•	setting the applicable commitment fee under the First Lien Credit Agreement at 0.50% and providing that outstanding amounts drawn under the First Lien Credit Agreement bear interest at either the applicable London Interbank Offered Rate (“LIBOR”), plus applicable margins ranging from 2.75% to 3.75% or an alternate base rate based on the federal funds effective rate plus applicable margins ranging from 1.75% to 2.75%;

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 7 — Long-Term Debt  – (continued)

•	increase of the threshold requirement for oil and gas properties required to be secured by mortgages to 90% of the value of EGC and its subsidiaries’ (other than EPL and its subsidiaries until they become guarantors of the EGC indebtedness under the First Lien Credit Agreement) proved reserves and proved developed producing reserves, but allowing the threshold for such properties of EPL and its subsidiaries (until they become guarantors of the EGC indebtedness under the First Lien Credit Agreement) to remain at 85%;
•	addition of certain further restrictions on the prepayment and repayment of outstanding note indebtedness of EGC and its subsidiaries, including the prohibition on using proceeds from credit extensions under the First Lien Credit Agreement for any such prepayment or repayment and the requirement that EGC have net liquidity at the time thereof of at least $250 million;
•	modification to the restricted payment covenant to substantially limit the ability of EGC to make distributions and dividends to parent entities, provided that a distribution of the GIGS was permitted;
•	qualification on the ability of EGC and its subsidiaries to refinance outstanding indebtedness by requiring that EGC have pro forma net liquidity of $250 million at the time of such refinancing; and
•	modification of the asset disposition covenant to require lender consent for any such disposition that would have the effect of reducing the borrowing base by more than $5 million in the aggregate; provided, however, that such provision was expressly deemed not to be applicable to certain sales relating to the GIGS, as long as EGC and its subsidiaries meet certain obligations, such as, among others, maintaining the proceeds from such sales in accounts that are subject to the liens of the lenders.

As of June 30, 2015, we had $150.0 million in borrowings and $226.0 million in letters of credit issued under the revolving credit facility. During the year ended June 30, 2015, as a result of the reduction in the borrowing capacity under our revolving credit facility pursuant to the Tenth Amendment, we wrote off $8.9 million of previously capitalized debt issue costs.

The First Lien Credit Agreement, as amended, requires EGC and EPL to maintain certain financial covenants separately for so long as the 8.25% Senior Notes remain outstanding. EGC is subject to the following financial covenant on a consolidated basis: a minimum current ratio of no less than 1.0 to 1.0. In addition, EGC is subject to the following financial covenants on a stand-alone basis: (a) a consolidated maximum net first lien leverage ratio of 1.25 to 1.0 and (b) a consolidated maximum net secured leverage ratio of no more than 3.75 to 1.0. In addition, EPL is subject to the following financial covenants on a stand-alone basis: (a) a consolidated maximum first lien leverage ratio of 1.25 to 1.0 and (b) a consolidated maximum secured leverage ratio of no more than 3.75 to 1.0. If EPL’s 8.25% Senior Notes are no longer outstanding and certain other conditions are met, EGC and EPL will be subject to the following financial covenants on a consolidated basis: (a) a consolidated maximum net first lien leverage ratio of 1.25 to 1.0, (b) a consolidated maximum net secured leverage ratio of no more than 3.75 to 1.0, provided that if the 8.25% Senior Notes are refinanced with new secured debt, the liens of which are junior in priority to the revolving credit facility indebtedness, then the maximum ratio permitted would be 4.25 to 1.0, and (c) a minimum current ratio of no less than 1.0 to 1.0.

Under the First Lien Credit Agreement, as amended under the Tenth Amendment, EGC’s rights to make distributions to its shareholders (including ultimately to Energy XXI Ltd) are substantially reduced. Generally, under the Tenth Amendment, EGC is only permitted to make such distributions for income tax liabilities arising for such other entities that relate to the income attributable to EGC and its subsidiaries, general and administrative expenses not to exceed $2 million in any fiscal year and for payment of insurance premiums in regards to affiliated party insurance agreements. Substantially all the net assets of the Company’s subsidiaries are restricted.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 7 — Long-Term Debt  – (continued)

As of June 30, 2015, we were in compliance with all covenants under the First Lien Credit Agreement, other than with respect to the sale of interests in the East Bay field. Since required lender consent to the specific terms of the transaction had not been obtained, EGC and EPL were in technical default under the First Lien Credit Agreement at June 30, 2015. On July 14, 2015, we obtained a waiver to this event of default, which waiver required EPL to deposit $21 million into an account subject to a control agreement in favor of the administrative agent under the First Lien Credit Agreement. Such amount will remain on deposit until the next redetermination of the borrowing base, unless used to repay a borrowing base deficiency. Upon the next redetermination, any amounts remaining in the account will be used to make an immediate payment toward any borrowing base deficiency at the time of such redetermination, and so long as no event of default shall have occurred, any amount remaining after payment in full of any borrowing base deficiency shall be released and paid to EGC.

As of July 31, 2015, EGC and EPL entered into the Eleventh Amendment and Waiver to the First Lien Credit Agreement (the “Eleventh Amendment”), which waives certain provisions of the First Lien Credit Agreement to permit the M21K acquisition described above as well as an additional minor acquisition and disposition. Further, the Eleventh Amendment temporarily increased the letter of credit commitment amount within the facility from $300 million to a maximum amount of $305 million through August 31, 2015, after which it reduced back to $300 million. Please see Note 21 — “Subsequent Events.”

Based on projected market conditions and commodity prices, we currently expect that we will be in compliance with covenants under our credit agreement at least through June 30, 2016; however, commodity prices have been extremely volatile in recent history and a protracted further decline in commodity prices could cause us to not be in compliance with certain financial covenants under our credit agreements in future periods. A breach of the covenants under the Revolving Credit Facility would cause a default under such facility, potentially resulting in acceleration of all amounts outstanding under the Revolving Credit Facility. Certain payment defaults or acceleration under our Revolving Credit Facility could cause a cross-default or cross-acceleration of all of our other outstanding indebtedness. Such a cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we may not have sufficient liquidity to repay all of our outstanding indebtedness.

11.0% Senior Secured Second Lien Notes Due 2020

On March 12, 2015, EGC issued $1.45 billion in aggregate principal amount of 11.0% senior secured second lien notes due March 15, 2020 (the “11.0% Notes”) pursuant to the Purchase Agreement (the “Purchase Agreement”) by and among EGC, our ultimate parent company Energy XXI Ltd (the “Parent”), Energy XXI USA, Inc. (“EXXI USA”) and certain of EGC’s wholly owned subsidiaries (together with the Parent and EXXI USA, the “Guarantors”), and Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC and Imperial Capital, LLC, as representatives of the initial purchasers named therein (the “Initial Purchasers”). EGC received net proceeds of approximately $1.35 billion in the offering after deducting the Initial Purchasers’ discount and direct offering costs. The 11.0% Notes were sold to investors at a price of 96.313% of principal, for a yield to maturity at issuance of 12.0%. The 11.0% Notes were offered and sold in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) and were resold to qualified institutional buyers in reliance on Rule 144A of the Securities Act. The 11.0% Notes and the related guarantees have not been, and will not be, registered under the Securities Act or the securities laws of any other jurisdiction. The 11.0% Notes bear interest from the date of their issuance at an annual rate of 11.0% with interest due semi-annually, in arrears, on March 15th and September 15th, beginning September 15, 2015. EGC incurred underwriting and direct offering costs of $41.7 million which have been capitalized and are being amortized over the life of the

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 7 — Long-Term Debt  – (continued)

11.0% Notes. The effective interest rate on the 11.0% Notes is approximately 12.8%, reflecting amortization of the Initial Purchasers’ discount of $53.5 million as well as the direct offering costs.

The 11.0% Notes were issued pursuant to an indenture, dated March 12, 2015 (the “2015 Indenture”), among EGC, the Guarantors and U.S. Bank National Association, as trustee (the “Trustee”). The 11.0% Notes are secured by second-priority liens on substantially all of EGC and its subsidiary guarantors’ assets and all of EXXI USA’s equity interests in EGC, in each case to the extent such assets secure our revolving credit facility. In the future, the 11.0% Notes may be guaranteed by certain of EGC’s material domestic restricted subsidiaries that incur or guarantee certain indebtedness, including, upon the occurrence of certain events, some or all of EPL and its subsidiaries. The liens securing the 11.0% Notes and the related guarantees are contractually subordinated to the liens on such assets securing our revolving credit facility and any other priority lien debt, to the extent of the value of the collateral securing such obligations, pursuant to the terms of an intercreditor agreement, and to certain other secured indebtedness, to the extent of the value of the assets subject to the liens securing such indebtedness.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 7 — Long-Term Debt  – (continued)

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

6.875% Senior Notes Due 2024

On May 27, 2014, EGC issued at par $650 million in aggregate principal amount of the 6.875% Senior Notes due March 15, 2024. On June 1, 2015, we completed a registered offer to exchange the 6.875% Senior Notes for a new series of freely tradable notes having substantially identical terms as the 6.875% Senior Notes. EGC incurred underwriting and direct offering costs of approximately $11 million which were capitalized and are being amortized over the life of the 6.875% Senior Notes.

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

3.0% Senior Convertible Notes due 2018

On November 18, 2013, the Parent sold $400 million face value of 3.0% Senior Convertible Notes due 2018 (the “3.0% Senior Convertible Notes”). We incurred underwriting and direct offering costs of $7.6 million which have been capitalized and are being amortized over the life of the 3.0% Senior Convertible Notes. The 3.0% Senior Convertible Notes are convertible into cash, shares of common stock or a combination of cash and shares of common stock, at the election of the Parent, based on an initial conversion rate of 24.7523 shares of common stock per $1,000 principal amount of the 3.0% Senior Convertible Notes (equivalent to an initial conversion price of approximately $40.40 per share of common stock). The

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 7 — Long-Term Debt  – (continued)

conversion rate, and accordingly the conversion price, may be adjusted under certain circumstances as described in the indenture governing the 3.0% Senior Convertible Notes.

Upon conversion, the Parent will be obligated to pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at its election. If the conversion obligation is satisfied solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of common stock, the amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value (as described in the indenture governing the 3.0% Senior Convertible Notes) calculated on a proportionate basis for each trading day in a 25 consecutive trading-day conversion period (as described in the indenture governing the 3.0% Senior Convertible Notes). Upon any conversion, subject to certain exceptions, holders of the 3.0% Senior Convertible Notes will receive interest, payable in cash, shares of common stock or a combination of cash and shares of common stock paid or delivered, as the case may be.

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

For accounting purposes, the $400 million aggregate principal amount of 3.0% Senior Convertible Notes for which we received cash was recorded at fair market value by applying the implied straight debt rate of 6.75% to allocate the proceeds between the debt component and the convertible equity component of the 3.0% Senior Convertible Notes, which has been reflected as additional paid-in capital. Based on applying the implied straight debt rate, the $400 million aggregate principal amount of the 3.0% Senior Convertible Notes was recorded at $336.6 million and the original issue discount of $63.4 million is being amortized as an increase in interest expense over the life of the 3.0% Senior Convertible Notes.

7.5% Senior Notes Due 2021

On September 26, 2013, EGC issued at par $500 million aggregate principal amount of 7.5% unsecured senior notes due December 15, 2021 (“7.5% Senior Notes”). In April 2014, we completed a registered offer to exchange the 7.5% Senior Notes with a new series of freely tradable notes having substantially identical terms as the 7.5% Senior Notes. EGC incurred underwriting and direct offering costs of $8.6 million which have been capitalized and are being amortized over the life of the 7.5% Senior Notes.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 7 — Long-Term Debt  – (continued)

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

7.75% Senior Notes

On February 25, 2011, EGC issued at par $250 million aggregate principal amount of 7.75% unsecured senior notes due June 15, 2019 (the “7.75% Old Senior Notes”). On July 7, 2011, EGC exchanged the 7.75% Old Senior Notes for newly issued notes registered under the Securities Act (the “7.75% Senior Notes”) with identical terms and conditions.

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

9.25% Senior Notes

On December 17, 2010, EGC issued at par $750 million aggregate principal amount of 9.25% unsecured senior notes due December 15, 2017 (the “9.25% Old Senior Notes”). On July 8, 2011, EGC exchanged $749 million of the 9.25% Old Senior Notes for $749 million of newly issued notes (the “9.25% Senior Notes”) registered under the Securities Act with identical terms and conditions. The trading restrictions on the remaining $1 million face value of the 9.25% Old Senior Notes were lifted on December 17, 2011.

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

4.14% Promissory Note

In September 2012, we entered into a promissory note of $5.5 million to acquire other property and equipment. Under this note we are required to make monthly payments of approximately $52,000 and a lump-sum payment of $3.3 million at maturity in October 2017. This note carries an interest rate of 4.14% per annum.

Derivative Instruments Premium Financing

We finance premiums on derivative instruments that we purchase from our hedge counterparties. Substantially all of our hedge transactions are with lenders under our revolving credit facility. Derivative instruments premium financing is accounted for as debt and this indebtedness is pari passu with borrowings

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 7 — Long-Term Debt  – (continued)

under the revolving credit facility. The derivative instruments premium financing is structured to mature when the derivative instrument settles so that we realize the value, net of derivative instrument premium financing. As of June 30, 2015 and 2014, our outstanding derivative instruments premium financing discounted at our approximate borrowing cost under our revolving credit facility of 2.5% per annum totaled $10.6 million and $21.0 million, respectively.

Interest Expense

Interest expense consisted of the following (in thousands):

	Year Ended June 30,
	2015	2014	2013
Revolving Credit Facility	$25,506	$13,956	$11,816
11.0% Senior Secured Second Lien Notes due 2020	48,505	—	—
8.25% Senior Notes due 2018	42,075	3,507	—
6.875% Senior Notes due 2024	44,701	4,096	—
3.0% Senior Convertible Notes due 2018	12,000	7,266	—
7.50% Senior Notes due 2021	37,500	28,542	—
7.75% Senior Notes due 2019	19,375	19,375	19,375
9.25% Senior Notes due 2017	69,375	69,375	69,375
4.14% Promissory Note due 2017	192	210	—
Amortization of debt issue cost – revolving credit facility	12,491	3,076	4,303
Accretion of original debt issue discount, 11.0% Notes due 2020	2,358	—	—
Amortization of debt issue cost – 11.0% Notes due 2020	1,887	—	—
Amortization of fair value premium – 8.25% Senior Notes due 2018	(11,108)	(841)	—
Amortization of debt issue cost – 6.875% Senior Notes due 2024	1,127	102	—
Accretion of original debt issue discount, 3.0% Senior Convertible Notes due 2018	11,232	6,418	—
Amortization of debt issue cost – 3.0% Senior Convertible Notes due 2018	1,439	801	—
Amortization of debt issue cost – 7.50% Senior Notes due 2021	1,051	783	—
Amortization of debt issue cost – 7.75% Senior Notes due 2019	388	388	388
Amortization of debt issue cost – 9.25% Senior Notes due 2017	2,358	2,206	2,206
Derivative instruments financing and other	856	987	1,196
Bridge commitment fee	—	2,481	—
	$323,308	$162,728	$108,659

Note 8 — Notes Payable

On July 1, 2014 and on August 1, 2014, we entered into two notes with AFCO Credit Corporation to finance a portion of our insurance premiums. The notes were for a total face amount of $4.2 million with an annual interest rate of 1.923%. The notes matured and were repaid on May 1, 2015.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 8 — Notes Payable  – (continued)

On June 3, 2014, we entered into a note with AFCO Credit Corporation to finance a portion of our insurance premiums. The note was for a total face amount of $22.0 million with an annual interest rate of 1.723%. The note matured and was repaid on May 3, 2015.

In May 2013, we entered into a note with AFCO Credit Corporation to finance a portion of our insurance premiums. The note was for a total face amount of $24.8 million with an annual interest rate of 1.623%. The note matured and was repaid on April 26, 2014.

Note 9 — Asset Retirement Obligations

The following table describes the changes in our asset retirement obligations (in thousands):

	Year Ended June 30,
	2015	2014
Beginning of period total	$559,834	$287,818
Liabilities acquired	—	284,661
Liabilities incurred and true-up to liabilities settled	40,820	41,216
Liabilities settled	(106,573)	(57,391)
Liabilities sold	(65,752)	—
Revisions in estimated cash flows	8,675	(26,653)
Accretion expense	50,081	30,183
End of period total	487,085	559,834
Less: End of period, current portion	33,286	79,649
End of period, noncurrent portion	$453,799	$480,185

Note 10 — Derivative Financial Instruments

We enter into hedging transactions to reduce exposure to fluctuations in the price of crude oil and natural gas. We enter into hedging transactions with multiple investment-grade rated counterparties, primarily financial institutions, to reduce the concentration of exposure to any individual counterparty. We use financially settled crude oil and natural gas puts, put spreads, swaps, zero-cost collars and three-way collars. Derivative financial instruments are recorded at fair value and included as either assets or liabilities in the consolidated balance sheets. We previously designated the majority of our derivative instruments as cash flow hedges, however, in connection with preparing our Form 10-K for the year ended June 30, 2015, we determined that the contemporaneous formal documentation that we had historically prepared to support our initial designations of derivative financial instruments as cash flow hedges related to our crude oil and natural gas hedging program did not meet the technical requirements to qualify for cash flow hedge accounting treatment in accordance with ASC Topic 815, Derivatives and Hedging. The primary reason for this determination was that the formal hedge documentation lacked specificity of the hedged items and, therefore, the designations failed to meet hedge documentation requirements for cash flow hedge accounting treatment. Accordingly, our currently outstanding derivative contracts are not accounted for as cash flow hedges. Therefore, changes in fair value of these outstanding derivative financial instruments are recognized in earnings and included in gain (loss) on derivative financial instruments as a component of revenues in the accompanying consolidated statement of operations.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 10 — Derivative Financial Instruments  – (continued)

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

Subsequent to the EPL Acquisition, we assumed EPL’s existing hedges with contract terms beginning June 2014 through December 2015. EPL’s oil contracts were primarily swaps and benchmarked to Argus-LLS and Brent. During the quarter ended December 31, 2014, we monetized all the calendar 2015 Brent swap contracts, keeping one natural gas contract.

As of June 30, 2015, we had the following net open crude oil derivative positions:

				Weighted Average Contract Price
	Type of Contract	Index	Volumes (MBbls)	Collars/Put
Remaining Contract Term				Sub Floor	Floor	Ceiling
July 2015 – December 2015	Three-Way Collars	ARGUS-LLS	3,680	$32.50	$45.00	$75.00
July 2015 – December 2015	Collars	ARGUS-LLS	920		80.00	123.38
July 2015 – December 2015	Collars	NYMEX-WTI	276		75.00	85.00
July 2015 – December 2015	Bought Put	NYMEX-WTI	552		90.00
July 2015 – December 2015	Sold Put	NYMEX-WTI	(552)		90.00
January 2016 – June 2016	Collars	NYMEX-WTI	2,548		51.43	74.70
July 2016 – December 2016	Collars	NYMEX-WTI	2,576		51.43	74.70

As of June 30, 2015, we had the following net open natural gas derivative position:

Remaining Contract Term	Type of Contract	Index	Volumes (MMBtu)	Swaps Fixed Price
July 2015 – December 2015	Swaps	NYMEX-HH	791	$4.31

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 10 — Derivative Financial Instruments  – (continued)

The fair values of derivative instruments in our consolidated balance sheets were as follows (in thousands):

	Asset Derivative Instruments				Liability Derivative Instruments
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative financial instruments	Current	$51,024	Current	$17,380	Current	$31,456	Current	$47,912
	Non-Current	11,980	Non-Current	9,595	Non-Current	9,440	Non-Current	10,866
Total Gross Commodity Derivative Instruments subject to enforceable master netting agreement		63,004		26,975		40,896		58,778
Derivative financial instruments	Current	(28,795)	Current	(15,955)	Current	(28,795)	Current	(15,955)
	Non-Current	(8,082)	Non-Current	(6,560)	Non-Current	(8,082)	Non-Current	(6,560)
Total gross amounts offset in Balance Sheets		(36,877)		(22,515)		(36,877)		(22,515)
Net amounts presented in Balance Sheets	Current	22,229	Current	1,425	Current	2,661	Current	31,957
	Non-Current	3,898	Non-Current	3,035	Non-Current	1,358	Non-Current	4,306
		$26,127		$4,460		$4,019		$36,263

The following table presents information about the components of the gain (loss) on derivative instruments (in thousands).

	Year Ended June 30,
Gain (loss) on derivative financial instruments	2015	2014 (Restated)	2013 (Restated)
Cash Settlements, net of purchased put premium amortization	$81,049	$(17,312)	$(1,417)
Proceeds from monetizations	102,354	—	760
Change in fair value	52,036	(69,656)	(20,851)
Total gain (loss) on derivative financial instruments	$235,439	$(86,968)	$(21,508)

We monitor the creditworthiness of our counterparties. However, we are not able to predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Possible actions would be to transfer our position to another counterparty or request a voluntary termination of the derivative contracts resulting in a cash settlement. Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative instruments under lower commodity prices and could incur a loss. At June 30, 2015, we had no deposits for collateral with our counterparties.

Note 11 — Stockholders’ Equity

Common Stock

Our common stock trades on the NASDAQ under the symbol “EXXI.” Our shareholders are entitled to one vote for each share of common stock held on all matters to be voted on by shareholders. We have 200,000,000 authorized common shares, par value of $0.005 per share.

During fiscal year 2015, we paid to holders of our common stock cash dividends of $0.12 per share on September 12, 2014 and December 12, 2014 and $0.01 per share on March 13, 2015 and June 12, 2015. During fiscal year 2014, we paid to holders of our common stock quarterly cash dividends of $0.12 per share. During fiscal year 2013, we paid to holders of our common stock cash dividends of $0.07 per share on September 14, 2012, December 14, 2012 and March 15, 2013 and $0.12 per share on June 14, 2013.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 11 — Stockholders’ Equity  – (continued)

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

Pursuant to the stock repurchase program approved by our Board of Directors in May 2013, during the year ended June 30, 2014, we incurred $94.2 million to repurchase 3,700,463 shares of our common stock at a weighted average price per share, excluding fees, of $25.45 and during the year ended June 30, 2013, we incurred $72.7 million to repurchase 2,938,900 shares of our common stock at a weighted average price per share, excluding fees, of $24.70. As of June 30, 2015, $83.2 million remains available for repurchase under the share repurchase program. We have not made any repurchases under our repurchase program during the fiscal year ended June 30, 2015, and we have suspended the repurchase program indefinitely to reduce our capital needs.

In addition, concurrently with the offering of our 3.0% Senior Convertible Notes in November 2013, we repurchased 2,776,200 shares of our common stock for approximately $76 million, at a weighted average price per share, excluding fees of $27.39.

In February 2014, we retired 2,087,126 shares of our common stock, resulting in 7,329,100 shares of common stock being held in treasury. On June 3, 2014, we reissued the entire 7,329,100 shares of common stock in treasury as part of our common stock issued to EPL stockholders upon merger.

As discussed in Note 7 — Long-Term Debt of Notes to Consolidated Financial Statements in this Form 10-K, in November 2013, we sold $400 million of 3.0% Senior Convertible Notes. The $63.4 million allocated to the equity portion of the 3.0% Senior Convertible Notes, less offering costs of $1.4 million, were recorded as an increase in additional paid in capital.

As discussed in Note 3 — Acquisitions and Dispositions of Notes to Consolidated Financial Statements in this Form 10-K, upon closing of the EPL Acquisition, we issued 23,320,955 shares of our common stock, including the treasury shares, as noted above, as part of the Merger Consideration.

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

Dividends on both the 5.625% Preferred Stock and the 7.25% Preferred Stock may be paid in cash, shares of our common stock, or a combination thereof. If we elect to make payment in shares of common stock, such shares shall be valued for such purpose at 95% of the market value of our common stock as determined on the second trading day immediately prior to the record date for such dividend.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 11 — Stockholders’ Equity  – (continued)

In the event of a liquidation, winding-up or dissolution of the Company, the 5.625% Preferred Stock and the 7.25% Preferred Stock would receive a liquidation preference of $250 and $100 per share, respectively, plus any accumulated or accrued dividends to be paid out of the assets of the Company available for distribution before any payment is made to the Company’s common stockholders. If the assets of the Company are insufficient to pay the full amounts owed to the holders of the 5.625% Preferred Stock and the 7.25% Preferred Stock, no distributions will be made on account of any shares of stock ranking equally to the 5.625% Preferred Stock and the 7.25% Preferred Stock unless done so equally, ratably and in proportion to the amounts to which all equally ranked holders are entitled.

The 5.625% Preferred Stock is convertible into 9.8353 shares of our common stock at the conversion rate and price in effect on the conversion date. The conversion rate is subject to adjustment as set forth in Section 7 of the 5.625% Preferred Stock Certificate of Designation. At June 30, 2015, the conversion rate was 10.4765 common shares per preferred share. On or after December 15, 2013, we may cause the 5.625% Preferred Stock to be automatically convertible into common stock at the then prevailing conversion rate if, for at least 20 trading days in a period of 30 consecutive trading days, the daily average price of our common stock equals or exceeds 130% of the then-prevailing conversion price. The 5.625% Preferred Stock became callable beginning December 15, 2013 if our common stock trading price exceeds $32.45 per share for 20 of 30 consecutive trading days.

The 7.25% Preferred Stock is convertible into 8.77192 shares of our common stock at the conversion rate and price in effect on the conversion date. The conversion rate is subject to adjustment as set forth in Section 7 of the 7.25% Preferred Stock Certificate of Designation. At June 30, 2015, the conversion rate was 9.3439 common shares per preferred share. On or after December 15, 2014, we may cause the 7.25% Preferred Stock to be automatically convertible into common stock at the then prevailing conversion rate if, for at least 20 trading days in a period of 30 consecutive trading days, the daily average price of our common stock equals or exceeds 150% of the then-prevailing conversion price.

Conversion of Preferred Stock

During the year ended June 30, 2015, we canceled and converted a total of 5,000 shares of our 7.25% Preferred Stock into a total of 46,472 shares of common stock using a conversion rate of 9.2940 common shares per preferred share. During the year ended June 30, 2015, we also canceled and converted one share of our 5.625% Preferred Stock into 11 shares of common stock using a conversion rate of 10.2409 common shares per preferred share.

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

Note 12 — Supplemental Cash Flow Information

The following table presents our supplemental cash flow information (in thousands):

	Year Ended June 30,
	2015	2014	2013
Cash paid for interest	$243,238	$139,575	$99,377
Cash paid for income taxes	933	3,641	12,873

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 12 — Supplemental Cash Flow Information  – (continued)

The following table presents our non-cash investing and financing activities (in thousands):

	Year Ended June 30,
	2015	2014	2013
Financing of insurance premiums	$—	$21,967	$22,524
Derivative instruments premium financing	12,025	11,257	18,231
Changes in capital expenditures accrued in accounts payable	(168,569)	115,696	37,274
Non-cash changes in asset retirement obligations	49,495	299,225	(9,820)
Repurchase of Company common stock	—	—	13,997
Treasury stock reissued for the EPL Acquisition	—	154,717	—
Common stock issued for the EPL Acquisition	—	337,588	—

Note 13 — Employee Benefit Plans

The Energy XXI Services, LLC 2006 Long-Term Incentive Plan (“Incentive Plan”).  We maintain an incentive and retention program for our employees. Participation shares (or “Restricted Stock Units”) are issued from time to time at a value equal to our common share price at the time of issue. These are liability awards and are marked to market at the end of each reporting period. The Restricted Stock Units generally vest equally over a three-year period. When vesting occurs, we pay the employee an amount equal to the then current common share price times the number of Restricted Stock Units.

Performance Units

Units issued through Fiscal Year 2014.  For fiscal 2014 and 2013, we also awarded performance units. Of the total performance units awarded, 25% are time-based performance units (“Time-Based Performance Units”) and 75% are Total Shareholder Return Performance-Based Units (“TSR Performance-Based Units”). Both the Time-Based Performance Units and TSR Performance-Based Units vest equally over a three-year period. These are liability awards and are marked to market at the end of each reporting period.

Time-Based Performance Units.  The amount due the employee at the vesting date is equal to the grant date unit value of $5.00 times the percentage increase in the stock price over the performance period, multiplied by the number of units that vest. If the stock price declines over the performance period, the amount due the employee at the vesting date is equal to the grant date unit value of $5.00, multiplied by the number of units that vest. For the fiscal year 2013 and 2014 grants, the initial stock prices were $24.50, and $22.48, respectively.

TSR Performance-Based Units.  For fiscal 2014 and 2013 TSR Performance-Based Units, the executive will receive a cash payment equal to the grant date unit value of $5.00 multiplied by (a) the cumulative percentage increase in the price per share of our common stock from the date on which the TSR Performance-Based Units were granted (the “Total Shareholder Return”) and (b) the TSR Unit Number Modifier. If the stock price declines over the performance period, the amount due the executive at the vesting date is equal to the grant date unit value of $5.00, multiplied by the TSR Unit Number Modifier. In addition, the employee may have the opportunity to earn additional compensation based on our Total Shareholder Return at the end of the third performance period for the 2014 and 2013 grants. Such additional compensation will apply if the TSR Unit Number Modifier is higher at the end of the third performance period than it was at the two prior vesting dates.

At our discretion, at the time the Restricted Stock Units and Performance Units vest, the amount due employees will be settled in either common shares or cash. Historically, we have settled all vesting Restricted Stock Units awards in cash. The July 2015 vesting of the July 2014, 2013, and 2012 Performance Unit awards were also settled in cash; however, future vesting of the Performance Units may be settled in common stock

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 13 — Employee Benefit Plans  – (continued)

at the discretion of our Board of Directors. Upon a change in control of the Company, as defined in the Incentive Plan, all outstanding Restricted Stock Units and Performance Units become immediately vested and payable.

Changes for Fiscal 2015 Performance Unit Grants.  For the performance unit awards granted in fiscal 2015, the Remuneration Committee of the Board of Directors changed the performance measure within the Incentive Plan from absolute TSR to relative TSR compared to a performance peer group. Under this plan, executives will receive no payout for TSR performance below the 25th percentile, a 50% payout for TSR performance at the 25th percentile, a 100% payout for TSR performance at the median, and 200% payout for performance at or above the 75th percentile. Payouts under this plan are capped at a target if absolute total shareholder return is negative. In addition, the Remuneration Committee decided to eliminate the use of a $5 notional unit and instead will denominate units based on the stock price on the grant date. The Remuneration Committee also decided to eliminate the make-up feature for the fiscal 2015 awards. The make-up feature provided for additional compensation at the end of the third performance period if the TSR Unit Number Modifier was higher at the end of the third performance period than it was at the two prior vesting dates. The awards for fiscal 2015 have continued to be granted 25% in the form of Time-Based Performance Unit awards and 75% in the form of TSR Performance-Based Unit awards.

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

We recognized compensation expense related to our outstanding Restricted Stock Units and Performance Units as follows (in thousands):

	Year Ended June 30,
	2015	2014	2013
Restricted Stock Units	$8,631	$12,798	$10,707
Performance Units	(4,692)	11,446	10,569
Total compensation expense recognized	$3,939	$24,244	$21,276

As of June 30, 2015, we had 4,302,398 unvested Restricted Stock Units, 2,361,250 unvested Performance Based Units and 781,000 TSR Performance Based Units.

Non-Executive Director Compensation.  On November 7, 2011, the Remuneration Committee approved the director compensation program which provides for an annual stock award of $175,000 worth of shares. The equity retainer is paid in our common stock in an amount equivalent to $175,000 using our closing stock price on the date of the Annual General Meeting, which represents the grant date fair value computed in accordance with ASC Topic 718. For the fiscal year 2015, each director (except our two recently appointed directors) was awarded 26,396 shares of common stock based on a $6.63 closing price on the date of the 2014 Annual General Meeting. Our two recently appointed directors were awarded a pro-rated amount based on their service as directors beginning on December 15, 2014, which awards totaled 63,406 shares of common stock each based on a $2.45 closing price on the date of appointment of December 15, 2014. The shares will vest on the date of the 2015 Annual General Meeting. See Note 14 — “Related Party Transactions” for information regarding Restricted Stock Units and consulting fees paid to one of the recently appointed directors for his services as our Interim Chief Strategic Officer.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 13 — Employee Benefit Plans  – (continued)

Stock Purchase Plan

Effective as of July 1, 2008, we adopted the Energy XXI Services, LLC 2008 Fair Market Value Stock Purchase Plan (“2008 Purchase Plan”), which allows eligible employees, directors, and other service providers of ours and our subsidiaries to purchase from us shares of our common stock that have either been purchased by us on the open market or are newly issued by us at the then current market price per share. During the years ended June 30, 2015, 2014, and 2013, we issued 180,323 shares, 148,519 shares, and 213,763 shares, respectively, under the 2008 Purchase Plan.

In November 2008, we adopted the Energy XXI Services, LLC Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) which allows employees to purchase common stock at a 15% discount from the lower of the common stock closing price on the first or last day of the offering period. The current offering period is from July 1, 2015 to December 31, 2015. We use the Black-Scholes Model to determine fair value, which incorporates assumptions to value stock-based awards. The shares issuable under the Employee Stock Purchase Plan are included in calculating diluted earnings per share, if dilutive. As of June 30, 2015 there was no unrecognized compensation expense. The compensation expense recognized and shares issued under the Employee Stock Purchase Plan were as follows (in thousands, except for shares):

	Year Ended June 30,
	2015	2014	2013
Compensation expense	$785	$866	$813
Shares issued	365,541	92,297	74,806

Stock Options

In September 2008, our Board of Directors granted 300,000 stock options to certain officers of the Company. These options to purchase our common stock were granted with an exercise price of $17.50 per share. These options vested over a three year period and may be exercised any time prior to September 10, 2018. We utilized the Black-Scholes model to determine the fair value of these stock options upon issuance. During the year ended June 30, 2015, 50,000 of these stock options were forfeited and 150,000 remain outstanding. As of June 30, 2015 there was no unrecognized compensation expense.

Defined Contribution Plans

Our employees are covered by a discretionary noncontributory profit sharing plan. The plan provides for annual employer contributions that can vary from year to year. We also sponsor a qualified 401(k) Plan that provides for matching. The contributions under these plans were as follows (in thousands):

	Year Ended June 30,
	2015	2014	2013
Profit Sharing Plan	$(768)	$4,833	$2,738
401(k) Plan	3,192	3,395	3,381
Total contributions	$2,424	$8,228	$6,119

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 14 — Related Party Transactions

At June 30, 2015, we had a 20% interest in EXXI M21K and accounted for this investment using the equity method. On August 11, 2015, we acquired all of the equity interests of M21K. See Note 6 — “Equity Method Investments” and Note 21 — “Subsequent Events.”

We had provided a guarantee related to the payment of asset retirement obligations and other liabilities assumed by M21K in the EP Energy property acquisition estimated at $65 million and $1.8 million, respectively. For the LLOG Exploration acquisition, we guaranteed payment of asset retirement obligations assumed by M21K estimated at $36.7 million. For the Eugene Island 330 and South Marsh Island 128 properties purchased, we guaranteed payment of asset retirement obligations assumed by M21K estimated at $18.6 million. For these guarantees, M21K agreed to pay us $6.3 million, $3.3 million and $1.7 million, respectively, over a period of three years from the respective acquisition dates. For the years ended June 30, 2015, 2014 and 2013, we received $3.7 million, $3.1 million and $1.9 million, respectively, related to such guarantees.

Prior to the LLOG Exploration acquisition, we received a management fee of $0.83 per BOE produced for the EP Energy property acquisition for providing administrative assistance in carrying out M21K operations. In conjunction with the LLOG Exploration acquisition, on September 1, 2013, this fee was increased to $1.15 per BOE produced. However, after the Eugene Island 330 and South Marsh Island 128 properties were purchased on April 1, 2014, this fee was reduced to $0.98 per BOE produced. For the years ended June 30, 2015, 2014 and 2013, we received management fees of $3.3 million, $3.8 million and $1.7 million, respectively.

On April 1, 2014, we sold our interest in the Eugene Island 330 and the South Marsh Island 128 properties to M21K. See Note 3 — “Acquisitions and Dispositions.”

In order to enhance our ability to pursue alternative financing structures, our Board of Directors appointed one of its members, James LaChance, to serve as our interim Chief Strategic Officer. In that position, Mr. LaChance has pursued discussions with our lenders and noteholders to improve our available capital, leverage ratios and average debt maturity, as directed by our Chief Executive Officer, in consultation with the Board. In light of the significant increase in the amount of time Mr. LaChance is required to spend performing in this new role, on February 23, 2015, we and Mr. LaChance entered into an interim Chief Strategic Officer consulting agreement (the “Consulting Agreement”), with an effective date of January 15, 2015. Under the Consulting Agreement, Mr. LaChance was paid $200,000 per month for his services as interim Chief Strategic Officer. For year ended June 30, 2015, we paid Mr. LaChance consulting fees of $1.1 million under the Consulting Agreement.

In accordance with the Consulting Agreement and based on certain objective criteria as set forth therein, Mr. LaChance received a success fee in connection with the issuance of the 11.0% Notes. In accordance with the terms of the Consulting Agreement, fifty percent of the success fee was required to be paid to Mr. LaChance in the form of cash-settled restricted stock units (“RSUs”), and Mr. LaChance elected to receive the remaining 50% of the success fee in the form of RSUs on the same terms, subject to certain limitations. On March 12, 2015, based on a price of $3.04 per share, which is the value weighted average price of our common stock for the period from December 1, 2014 through January 31, 2015 as defined by the Consulting Agreement, Mr. LaChance was awarded 1,644,737 RSUs. Based on the closing stock price of $3.24 on March 12, 2015, the fair value of these RSUs was $5.3 million, which amount reflects the number of restricted stock units (“RSUs”) awarded. As set forth in the Consulting Agreement, these RSUs will generally be settled in cash on the 12-month anniversary of the issuance of the 11.0% Notes. These RSUs will be settled earlier if, prior to that 12-month anniversary, a change of control occurs or, subject to certain limitations, if Mr. LaChance is no longer serving on the Board of Directors. On the RSU settlement date, Mr. LaChance will have the option to receive all or part of his RSU cash settlement in shares of our common stock, valued at the closing price on the settlement date.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 14 — Related Party Transactions  – (continued)

The term of the Consulting Agreement is six months unless terminated earlier upon 30 days’ notice by either party or upon the closing of financing transactions, and may be extended by mutual agreement. The Consulting Agreement was not extended and expired on July 15, 2015. Mr. LaChance’s duties as interim Chief Strategic Officer were separate from, and in addition to, his responsibilities as a member of the Board of Directors.

The Board has recently learned that the Company’s Chief Executive Officer borrowed funds from personal acquaintances or their affiliates, certain of whom provided services to the Company totaling $34.7 million, $38.7 million and $38.9 million during the years ended June 30, 2015, 2014 and 2013, respectively. The Board also learned that Norman Louie, one of our directors, made a personal loan to the Chief Executive Officer in 2014 at a time prior to when Mr. Louie became a director of the Company. At the time the loan was made, Mr. Louie was a managing director at Mount Kellett Capital Management LP, which at the time, and as of June 30, 2015, owned a majority interest in Energy XXI M21K.

Note 15 — Earnings (Loss) per Share

Basic earnings (loss) per share of common stock is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Except when the effect would be anti-dilutive, the diluted earnings per share include the impact of convertible preferred stock, convertible notes, restricted stock and other potential common stock. The following table sets forth the calculation of basic and diluted earnings (loss) per share (“EPS”) (in thousands, except per share data):

	Year Ended June 30,
	2015	2014 (Restated)	2013 (Restated)
Net income (loss)	$(2,433,838)	$18,125	$180,783
Preferred stock dividends	11,468	11,489	11,496
Net income (loss) attributable to common stockholders	$(2,445,306)	$6,636	$169,287
Weighted average shares outstanding for basic EPS	94,167	74,375	79,063
Add dilutive securities	—	70	8,200
Weighted average shares outstanding for diluted EPS	94,167	74,445	87,263
Earnings (loss) per share
Basic	$(25.97)	$0.09	$2.14
Diluted	$(25.97)	$0.09	$1.94

For the years ended June 30, 2015, 2014 and 2013, 8,642,434, 8,336,700, and 5,474 shares of potential common stock, respectively, were excluded from the diluted average shares due to an anti-dilutive effect.

Note 16 — Commitments and Contingencies

Litigation.  We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our consolidated financial position, results of operations or cash flows.

Lease Commitments.  We have non-cancelable operating leases for office space and other assets that expire through December 31, 2022. In addition, on June 30, 2015, we entered into an operating lease agreement for the Grand Isle Gathering System as further described below. As of June 30, 2015, future minimum lease commitments under our operating leases are as follows (in thousands):

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 16 — Commitments and Contingencies  – (continued)

Year Ending June 30,
2016	$35,978
2017	38,044
2018	38,432
2019	38,607
2020	42,670
Thereafter	284,533
Total	$478,264

For the years ended June 30, 2015, 2014 and 2013, rent expense, including rent incurred on short-term leases, was approximately $6.4 million, $3.7 million, and $2.8 million, respectively.

On June 30, 2015, in connection with the closing of the sale of the Grand Isle Gathering System, we entered into a triple-net lease (the “GIGS Lease”) with Grand Isle Corridor pursuant to which we will continue to operate the Grand Isle Gathering System. The primary term of the GIGS Lease is 11 years from the closing of the sale, with one renewal option, which will be the lesser of nine years or 75% of the expected remaining useful life of the Grand Isle Gathering System. The operating lease utilizes a minimum rent plus a variable rent structure, which is linked to the oil revenues we realize from the Grand Isle Gathering System above a predetermined oil revenue threshold. During the initial term, we will make fixed minimum monthly rental payments, which vary over the term of the lease. The aggregate annual minimum monthly payments for the first twelve months of the GIGS Lease total $31.5 million, and such payment amounts average $40.5 million per year over the life of the lease. Under the terms of the GIGS Lease, we retain any revenues generated from transporting third party volumes.

Under the terms of the GIGS Lease, we control the operation, maintenance, management and regulatory compliance associated with the Grand Isle Gathering System, and we are responsible for, among other matters, maintaining the system in good operating condition, paying all utilities, insuring the assets, repairing the system in the event of any casualty loss, paying property and similar taxes associated with the system, and ensuring compliance with all environmental and other regulatory laws, rules and regulations. The GIGS Lease also imposes certain obligations on Grand Isle Corridor, including confidentiality of information and keeping the Grand Isle Gathering System free of certain liens. In addition, we have, under certain circumstances, a right of first refusal during the term of the GIGS Lease and for two years thereafter to match any proposed transfer by Grand Isle Corridor of its interest as lessor under the GIGS Lease or its interest in the Grand Isle Gathering System.

Letters of Credit and Performance Bonds.  As of June 30, 2015, we had $226 million in letters of credit and $319.2 million of performance bonds outstanding. As a lessee and operator of oil and natural gas leases on the federal Outer Continental Shelf (OCS), approximately $157.5 million of our performance bonds are lease and/or area bonds issued to the BOEM that assure our commitment to comply with the terms and conditions of those leases. We also maintain approximately $161.7 million in performance bonds issued to predecessor third party assignors including certain state regulatory bodies of certain of the wells and facilities on these leases pursuant to a contractual commitment made by us to those third parties at the time of assignment with respect to the eventual decommissioning of those wells and facilities. In April 2015, we received letters from the BOEM stating that certain of our subsidiaries no longer qualify for waiver of certain supplemental bonding requirements for potential offshore decommissioning, plugging and abandonment liabilities. The letters notified us that certain of our subsidiaries must provide approximately $1.0 billion in supplemental financial assurance and/or bonding for their offshore oil and gas leases, rights-of-way, and rights-of-use and easements. In June 2015, we reached agreements with the BOEM pursuant to which we provided $150 million of supplemental bonds issued to the BOEM, and the BOEM agreed to withdraw its orders with regard to supplemental bonding and postpone until November 15, 2015 the issuance of further

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 16 — Commitments and Contingencies  – (continued)

requirements of us related to these supplemental bonding obligations. On June 30, 2015, we sold the East Bay field and the $1.0 billion of requested supplemental bonding was reduced by approximately $178 million.

In connection with the acquisition of the equity interests of M21K in August 2015 as described in Note 21 — “Subsequent Events,” we increased our performance bonds issued to the BOEM by $60.4 million.

Guarantee.  EXXI M21K was the guarantor of a $100 million line of credit entered into by M21K. On August 11, 2015, pursuant to a stock purchase agreement between EXXI M21K and EXXI GOM (the “M21K Purchase Agreement”), we acquired all of the equity interests of M21K, LLC. See Note 21 —  “Subsequent Events.”

Drilling Rig Commitments.  The drilling rig commitments represent minimum future expenditures for drilling rig services. The expenditures for drilling rig services will exceed such minimum amounts to the extent we utilize the drilling rigs subject to a particular contractual commitment for a period greater than the period set forth in the governing contract. As of June 30, 2015, we had the following three drilling rig commitments:

1)	$47,000 per day through September 7, 2015, plus minimum commitment fee of $3.6 million,
2)	$37,000 per day through August 11, 2015, and
3)	$70,000 per day through August 14, 2015.

At June 30, 2015, future minimum commitments under these contracts totaled $11.5 million.

Other.  We maintain restricted escrow funds as required by certain contractual arrangements. At June 30, 2015, our restricted cash included $10 million in cash collateral associated with our bonding requirements, $5 million related to the GIGS transaction, $21 million related to the East Bay sale which will remain restricted until our next borrowing base redetermination and approximately $6 million in a trust for future plugging, abandonment and other decommissioning costs related to the East Bay field which will be transferred to the buyer of our interests in that field.

We and our oil and gas joint interest owners are subject to periodic audits of the joint interest accounts for leases in which we participate and/or operate. As a result of these joint interest audits, amounts payable or receivable by us for costs incurred or revenue distributed by the operator or by us on a lease may be adjusted, resulting in adjustments to our net costs or revenues and the related cash flows. When they occur, these adjustments are recorded in the current period, which generally is one or more years after the related cost or revenue was incurred or recognized by the joint account. We do not believe any such adjustments will be material.

Note 17 — Income Taxes

We are a Bermuda company and are generally not subject to income tax in Bermuda. We operate through our various subsidiaries in the United States; accordingly, income taxes have been provided based upon U.S. tax laws and rates as they apply to our current ownership structure.

In connection with preparing this Form 10-K, we restated our previously issued consolidated financial statements including restatement of our deferred tax balances (see further discussion at Note 22 —  “Restatement of Previously Issued Consolidated Financial Statements”). The restatement did not require us to amend any previous income tax filings as the changes in the financial accounting method for derivatives and the resulting effect on depletion, depreciation, and amortization had no effect on our taxable income (loss) as determined for any year. Deferred tax balances related to the changes in balance sheet carrying amounts for derivative instruments and oil and gas properties were revised as required by the adjustments to pre-tax book income.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 17 — Income Taxes  – (continued)

Under Louisiana law, companies are required to file tax returns on a separate company basis; as such, EPL and EGC will not file a combined nor consolidated Louisiana income tax return. Our valuation allowance of $23.8 million at June 30, 2014 related to Energy XXI’s separate company Louisiana net operating loss (“NOL”) carryovers that we did not believe, on a more likely-than-not basis, would be realized in future years due to the focus on offshore operations. During fiscal year 2015, there were two changes in judgement affecting the amount of the valuation allowance. In the third quarter of fiscal year 2015, an intercompany transaction related to the sale of the GIGS generated current year Louisiana-only taxable income during fiscal year 2015 resulting in the release of $1.8 million of the previously recorded Louisiana valuation allowance. Subsequently, changes in our expectations regarding our future taxable income, consistent with net losses recorded during the current fiscal year (that are heavily influenced by oil and gas property impairments), caused us to record a net increase in our valuation allowance of $356.8 million resulting in a balance of $379.3 million at June 30, 2015. We recorded this increase to our valuation allowance against our net deferred tax assets due to our judgment that our existing U.S. federal and State of Louisiana NOL carryforwards are not, on a more-likely-than-not basis, likely recoverable in future years. We continue to evaluate the need for the valuation allowance based on current and expected earnings and other factors, and adjust it accordingly.

Our income (loss) before income taxes attributable to U.S. and non-U.S. operations are as follows (in thousands):

	Year Ended June 30,
	2015	2014 (Restated)	2013 (Restated)
U.S. income (loss)	$(3,050,659)	$43,915	$188,000
Non-U.S. income	3,471	9,230	25,377
Income (loss) before income taxes	$(3,047,188)	$53,145	$213,377

The components of our income tax expense (benefit) are as follows (in thousands):

	Year Ended June 30,
	2015	2014 (Restated)	2013 (Restated)
Current
U.S.	$933	$3,641	$12,872
Non U.S.	—	—	—
State	99	—	—
Total current	1,032	3,641	12,872
Deferred
U.S.	(564,569)	31,379	22,183
State	(49,813)	—	(2,461)
Total deferred	(614,382)	31,379	19,722
Total income tax expense (benefit)	$(613,350)	$35,020	$32,594

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 17 — Income Taxes  – (continued)

The following is a reconciliation of statutory income tax expense to our income tax provision (benefit) (in thousands):

	Year Ended June 30,
	2015	2014 (Restated)	2013 (Restated)
Income (loss) before income taxes	$(3,047,188)	$53,145	$213,377
Statutory rate	35%	35%	35%
Income tax expense (benefit) computed at statutory rate	(1,066,516)	18,601	74,682
Reconciling items
Federal withholding obligation	10,331	10,343	10,343
Nontaxable foreign income	91	(2,133)	(8,214)
Change in valuation allowance	356,798	—	(101,524)
Tax return to provision adjustment to oil and natural gas properties	—	—	52,072
State income taxes (benefit), net of federal tax benefit	(32,314)	—	(2,461)
Non-deductible executive compensation	—	2,725	5,616
Non-deductible transaction costs	440	1,853	—
Goodwill impairment	115,253
Other – Net	2,567	3,631	2,080
Income tax expense (benefit)	$(613,350)	$35,020	$32,594

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of our deferred taxes are detailed in the table below (in thousands):

	June 30,
	2015	2014 (Restated)
Deferred tax assets – current
Asset retirement obligation	$11,650	$44,182
Other	7,140	8,405
Total deferred tax assets – current	18,790	52,587
Deferred tax liabilities – current
Dismantlement	(9,086)	—
Total deferred tax liabilities – current	(9,086)	—
Valuation allowance	(9,704)	—
Deferred tax assets – non current
Asset retirement obligation	158,830	61,412
Tax loss carryforwards on U.S. operations	458,530	448,404
Accrued interest expense	106,039	79,636
Deferred state taxes	54,973	22,494
Derivative instruments and other	4,879	12,163
Other	7,711	11,471
Total deferred tax assets – non current	790,962	635,580
Deferred tax liabilities

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 17 — Income Taxes  – (continued)

	June 30,
	2015	2014 (Restated)
Oil, natural gas properties and other property and equipment	(272,502)	(1,149,795)
Federal withholding obligation	(73,474)	(63,143)
Cancellation of debt	(9,680)	(9,680)
Employee benefit plans	(9,588)	(3,611)
Tax partnership activity	(56,130)	(53,826)
Total deferred tax liabilities – non current	(421,374)	(1,280,055)
Valuation allowance	(369,588)	(22,494)
Net deferred tax liability	$—	$(614,382)
Reflected in the accompanying balance sheet as
Current deferred tax asset	$—	$52,587
Non-current deferred tax liability	$—	$(666,969)

The total change in deferred tax assets and liabilities in the year ended June 30, 2015 reflects a $648.5 million decrease in the net deferred tax liability due to a significant pre-tax operating loss recorded for fiscal year 2015 (that was heavily influenced by goodwill and property impairments).

At June 30, 2015, we have a U.S. federal tax loss carryforward (“NOLs”) of approximately $1.5 billion, and state income tax loss carryforwards of approximately $800 million, including amounts carried into the Company’s U.S. group from the EPL acquisition. The regular U.S. federal income tax NOLs will expire in various amounts beginning in 2026 and ending in 2035.

Section 382 of the Code (“Section 382”) imposes limitations on a corporation’s ability to utilize its NOLs if it experiences an “ownership change” and Code Section 383 provides similar rules for other tax attributes, e.g., capital losses. In general terms, an ownership change may result from transactions increasing the ownership percentage of certain shareholders in the stock of the corporation by more than 50 percentage points over a three year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax exempt rate (ranging between approximately 3.27% and 2.5%). Any unused annual limitation may be carried over to subsequent years. The amount of the limitation may, under certain circumstances, be increased by the built-in gains held by the Company at the time of the ownership change that are recognized in the five year period after the change. At June 30, 2015, we estimate $800 million in NOL usage is available under this “recognized built-in gain” exception. This amount coupled with the annual limitation amount (heavily influenced by existing stock price) is insufficient to fully utilize NOLs recorded to date; thus requiring us to record a valuation allowance during the year. We experienced an ownership change on June 20, 2008, and a second ownership change on November 3, 2010. EPL similarly experienced an ownership change in 2009 and upon its acquisition in 2014. Management will continue to monitor the potential impact of Code Sections 382 and 383 in future periods with respect to NOL and other tax carryforwards and will reassess realization of these carryforwards periodically.

We have not recorded any reserves for uncertain tax positions. At June 30, 2015, we have a gross unrecorded noncurrent deferred tax asset of $13.2 million representing a percentage depletion carryover resulting from the EPL acquisition.

We filed our initial tax returns for the tax year ended June 30, 2006 as well as the returns for the tax years ended June 30, 2007 through 2014. The statute of limitations for examination of NOLs and other similar attribute carryforwards does not begin to run until the year the attribute is utilized. In some instances, state statutes of limitations are longer than those under U.S. federal tax law. On January 12, 2015, the U.S. Internal Revenue Service formally notified us that they had completed their examination of our

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 17 — Income Taxes  – (continued)

U.S. federal income tax return for the year ended June 30, 2013, and that no changes were proposed to the tax reported (zero) or any tax attribute carried forward.

We have historically paid no significant U.S. cash income taxes due to the election to expense intangible drilling costs and the presence of our NOLs. However, if current income trends continue, we could be responsible for making cash tax payments in fiscal 2016 from application of the alternative minimum tax (AMT) under current law. We presently do not expect to make any cash income tax payments during the upcoming fiscal year. If any such AMT payments were required, we believe that they would be recoverable against future regular income taxes due, with no expiration period. As such, we do not believe that any cash AMT payments would have a negative impact on earnings. We revise our ongoing estimated AMT obligation each quarter during the year.

We paid $0.9 million and $3.6 million cash in U.S. withholding taxes during the years ended June 30, 2015 and 2014, respectively, as a result of payments of interest on indebtedness and management fees to our Bermuda entities. These withholding taxes are presented as separate line items in the effective tax rate reconciliation and payments expected in the coming fiscal year are presented as a current federal withholding obligation in the balance sheet.

Note 18 — Concentrations of Credit Risk

Major Customers.  We market substantially all of our oil and natural gas production from the properties we operate. We also market more than half of our oil and natural gas production from the fields we do not operate. The majority of our operated natural gas, oil and condensate production is sold to a variety of purchasers under short-term (less than 12 months) contracts at market-based prices.

Shell Trading Company (“Shell”) accounted for approximately 29%, 45%, and 35% of our total oil and natural gas revenues during the years ended June 30, 2015, 2014, and 2013, respectively. ExxonMobil Corporation (“ExxonMobil”) accounted for approximately 26%, 43%, and 37% of our total oil and natural gas revenues during the years ended June 30, 2015, 2014, and 2013, respectively. Chevron USA (“Chevron”) accounted for approximately 24% of our total oil and natural gas revenues during the year ended June 30, 2015. J.P. Morgan Ventures Energy Corporation accounted for 12% of our total oil and natural gas revenues during the year ended June 30, 2013. We also sell our production to a number of other customers, and we believe that those customers, along with other purchasers of oil and natural gas, would purchase all or substantially all of our production in the event that Shell, ExxonMobil or Chevron curtailed their purchases.

Accounts Receivable.  Substantially all of our accounts receivable result from oil and natural gas sales and joint interest billings to third parties in the oil and natural gas industry. This concentration of customers and joint interest owners may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions.

Derivative Instruments.  Derivative instruments also expose us to credit risk in the event of nonperformance by counterparties. Generally, these contracts are with major investment grade financial institutions and other substantive counterparties. We believe that our credit risk related to the futures and swap contracts is no greater than the risk associated with the contracts they hedge and that the mitigation of price risk through our hedging activities reduces volatility in our financial position and cash flows from period to period and lowers our overall business risk.

Cash and Cash Equivalents.  We are subject to concentrations of credit risk with respect to our cash and cash equivalents, which we attempt to minimize by maintaining our cash and cash equivalents with major high credit quality financial institutions. At times cash balances may exceed limits federally insured by the Federal Deposit Insurance Corporation.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 18 — Concentrations of Credit Risk  – (continued)

Geographic Concentration.  Virtually all of our current operations and proved reserves are concentrated in the Gulf of Mexico region. Therefore, we are exposed to operational, regulatory and other risks associated with the Gulf of Mexico, including the risk of adverse weather conditions. We maintain insurance coverage against some, but not all, of the operating risks to which our business is exposed.

Note 19 — Fair Value of Financial Instruments

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

Our commodity derivative instruments consist of financially settled crude oil and natural gas puts, swaps, put spreads, zero-cost collars and three way collars. We estimate the fair values of these instruments based on published forward commodity price curves, market volatility and contract terms as of the date of the estimate. The discount rate used in the discounted cash flow projections is based on published LIBOR rates. The fair values of commodity derivative instruments in an asset position include a measure of counterparty nonperformance risk, and the fair values of commodity derivative instruments in a liability position include a measure of our own nonperformance risk, each based on the current published issuer-weighted corporate default rates. See Note 10 — “Derivative Financial Instruments.”

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 19 — Fair Value of Financial Instruments  – (continued)

During the year ended June 30, 2015, we did not have any transfers from or to Level 3. The following table presents the fair value of our Level 1 and Level 2 financial instruments (in thousands):

	Level 1		Level 2
	As of June 30, 2015	As of June 30, 2014	As of June 30, 2015	As of June 30, 2014
Assets:
Oil and natural gas derivatives	$—	$—	$63,004	$26,975
Liabilities:
Oil and natural gas derivatives	$—	$—	$40,896	$58,778
Restricted stock units	6,325	9,425	—	—
Time-based performance units	1,978	3,698	—	—
Total liabilities	$8,303	$13,123	$40,896	$58,778

The following table sets forth the carrying values and estimated fair values of our long-term debt instruments which are classified as Level 2 financial instruments (in thousands):

	June 30, 2015		June 30, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit facility	$150,000	$150,000	$689,000	$689,000
11% Senior Secured Second Lien Notes due 2020	1,398,896	1,276,000	—	—
8.25% Senior Notes due 2018	539,459	306,000	550,566	545,700
6.875% Senior Notes due 2024	650,000	211,250	650,000	663,000
3.0% Senior Convertible Notes due 2018	354,218	94,000	342,986	396,780
7.5% Senior Notes due 2021	500,000	164,925	500,000	541,250
7.75% Senior Notes due 2019	250,000	92,135	250,000	269,480
9.25% Senior Notes due 2017	750,000	413,160	750,000	806,630
	$4,592,573	$2,707,470	$3,732,552	$3,911,840

The 11.0% Notes, the 8.25% Senior Notes, the 6.875% Senior Notes, and the 7.5% Senior Notes each contain an option to redeem up to 35% of the aggregate principal amount of the respective notes outstanding with the net cash proceeds of certain equity offerings. Such options are considered embedded derivatives and are classified as Level 3 financial instruments for which the estimated fair values at June 30, 2015 are not material.

The following table sets forth our Level 3 financial instruments (in thousands):

	Level 3
	Year Ended June 30,
	2015	2014
Liabilities:
Performance-based performance units
Balance at beginning of period	$6,910	$6,778
Vested	—	(7,188)
Grants charged to general and administrative expense	(6,877)	7,320
Balance at end of period	$33	$6,910

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 20 — Prepayments and Accrued Liabilities

Prepayments and accrued liabilities consist of the following (in thousands):

	June 30,
	2015	2014
Prepaid expenses and other current assets
Advances to joint interest partners	$1,294	$10,336
Insurance	3,427	37,088
Inventory	7,867	7,020
Royalty deposit	3,137	12,262
Other	8,573	5,824
Total prepaid expenses and other current assets	$24,298	$72,530
Accrued liabilities
Advances from joint interest partners	3,060	2,667
Employee benefits and payroll	18,927	43,480
Interest payable	83,384	26,490
Accrued hedge payable	1,399	7,874
Undistributed oil and gas proceeds	19,776	34,473
Severance taxes payable	843	8,014
Other	27,917	10,528
Total accrued liabilities	$155,306	$133,526

Note 21 — Subsequent Events

During July through September 2015, we repurchased approximately $253.7 million, $50.4 million and $123.7 million in aggregate principal amount of the 7.5% Senior Notes, the 6.875% Senior Notes and the 7.75% Senior Notes, respectively, in open market transactions at a total price of approximately $94.4 million. In the quarter ended September 30, 2015, we will record a gain on the repurchase of approximately $333.4 million less the amount of associated debt issue costs and the notes will be cancelled.

On August 11, 2015, pursuant to the M21K Purchase Agreement, we acquired all of the remaining equity interests of M21K, LLC for consideration consisting of the assumption of all obligations and liabilities of M21K including approximately $25.2 million associated with M21K’s first lien credit facility, which was required to be paid at closing. The sellers retained certain overriding royalty interests applicable only to the extent that production proceeds during any calendar month average in excess of $65.00/Bbl WTI and $3.50/MMbtu Henry Hub and limited to a term of four years or an aggregate amount of $20 million, whichever occurs earlier. In addition, with respect to the Eugene Island 330 and South Marsh Island 128 fields, in the event we sell our interest in one or both of these fields, the overriding royalty interests with respect to such sold field shall terminate; provided, however if such sale occurs within four years of the effective date of the M21K Purchase Agreement and the consideration received for such sale is greater than the allocated value for such field as specified in the M21K Purchase Agreement, then we are obligated to pay an amount equal to 20% of the portion of the consideration received in excess of the specified allocated value of such field. Prior to this transaction which is effective as of August 1, 2015, we had owned a 20% interest in M21K through our investment in EXXI M21K. See Note 6 — “Equity Method Investments”.

On August 13, 2015, we sold our interest in a pipeline originating at East Cameron Block 338 and terminating at Vermillion Block 265 for $4.2 million in cash plus assumption of abandonment costs and certain repairs.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 22 — Restatement of Previously Issued Consolidated Financial Statements

Prior to the issuance of this Form 10-K, we determined that the contemporaneous formal documentation that we had historically prepared to support our initial designations of derivative financial instruments as cash flow hedges in connection with our crude oil and natural gas hedging program did not meet the technical requirements to qualify for cash flow hedge accounting treatment in accordance with ASC Topic 815, Derivatives and Hedging. The primary reason for this determination was that the formal hedge documentation lacked specificity of the hedged items and, therefore, the designations failed to meet hedge documentation requirements for cash flow hedge accounting treatment. Consequently, unrealized gains or losses resulting from those derivative financial instruments should have been recorded in our consolidated statements of operations as a component of earnings. Under the cash flow hedge accounting treatment previously applied, we had recorded unrealized gains or losses resulting from changes in the fair value of our derivative financial instruments, net of the related tax impact, in accumulated other comprehensive income or loss until the production month when the associated hedge contracts were settled, at which time gains or losses associated with the settled contracts were reclassified to revenues.

The effects of the restatement on our consolidated financial statements are summarized below:

•	Gains and losses on derivative financial instruments previously reported as changes in accumulated other comprehensive income and as (gain) loss on derivative financial instruments within costs and expenses are now reported as gain (loss) on derivative financial instruments within revenue;
•	Amounts associated with settled contracts previously reported as oil sales and natural gas sales within revenue are now reported as gain (loss) on derivative financial instruments within revenue;
•	Ceiling tests previously prepared which included the impact of cash flow hedges within the ceiling have been recalculated changing the historical balances of our oil and natural gas properties and related impairments of oil and natural gas properties and depletion; and
•	Resulting adjustments required to deferred income taxes and income tax expense (benefit).

While these non-cash reclassifications impact revenues, net income (loss) in each period, net income (loss) attributable to common stockholders, and net income (loss) per common share, as well as total stockholders’ equity, they have no material impact on cash flows. See additional disclosures of the effects of the restatement within Notes 3, 5, 15, 17 and 25. Details of the impact of the restatement on stockholders’ equity as of June 30, 2012, on the balance sheet as of June 30, 2014 and on the statements of operations for the years ended June 30, 2014 and 2013 are as follows:

	As of June 30, 2012
	As Reported	Adjustment	Restated
	(In thousands)
Preferred Stock	$1	$—	$1
Common Stock	396	—	396
Paid-In Capital	1,501,785	—	1,501,785
Accumulated deficit	(153,945)	(61,461)	(215,406)
Accumulated Other Comprehensive Income (Loss)	57,603	(57,603)	—
Total Stockholders’ Equity	$1,405,840	$(119,064)	$1,286,776

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 22 — Restatement of Previously Issued Consolidated Financial Statements  – (continued)

The adjustment to accumulated deficit is comprised of the following cumulative effects (in thousands):

Change in accounting for derivative financial instruments	$88,656
Related impact on ceiling test impairment	(187,800)
Related impact on depreciation, depletion and amortization	68,736
Total pre-tax adjustments	(30,408)
Related income tax provision (benefit)	31,053
Net after-tax adjustments	$(61,461)

	As of June 30, 2014
	As Reported	Adjustment	Restated
	(In thousands, except per share amounts)
Total Current Assets	$457,759	—	457,759
Property and Equipment
Oil and natural gas properties, net	6,524,602	(97,339)	6,427,263
Other property and equipment	19,760	—	19,760
Total Property and Equipment, net	6,544,362	(97,339)	6,447,023
Total Other Assets	436,715	—	436,715
Total Assets	$7,438,836	$(97,339)	$7,341,497
Total Current Liabilities	$699,895	—	699,895
Deferred Income Taxes	701,038	(34,069)	666,969
Other Non-Current Liabilities	4,240,073	—	4,240,073
Total Liabilities	5,641,006	(34,069)	5,606,937
Stockholders’ Equity
Preferred stock	1	—	1
Common stock	468	—	468
Additional paid-in capital	1,837,462	—	1,837,462
Accumulated deficit	(19,626)	(83,745)	(103,371)
Accumulated other comprehensive loss, net of income taxes	(20,475)	20,475	—
Total Stockholders’ Equity	1,797,830	(63,270)	1,734,560
Total Liabilities and Stockholders’ Equity	$7,438,836	$(97,339)	$7,341,497

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 22 — Restatement of Previously Issued Consolidated Financial Statements  – (continued)

	Year Ended June 30, 2014
	As Reported	Adjustment	Restated
	(In thousands, except per share amounts)
Revenues
Crude oil sales	$1,091,223	$12,985	$1,104,208
Natural gas sales	139,502	(3,619)	135,883
Gain (loss) on derivative financial instruments	—	(86,968)	(86,968)
Total Revenues	1,230,725	(77,602)	1,153,123
Costs and Expenses
Depreciation, depletion and amortization	423,319	(9,293)	414,026
Loss on derivative financial instruments	5,704	(5,704)	—
All other costs and expenses	521,291	—	521,291
Total Costs and Expenses	950,314	(14,997)	935,317
Operating Income	280,411	(62,605)	217,806
Other Income (Expense)
Loss from equity method investees	(4,781)	(450)	(5,231)
Other income, net	3,298	—	3,298
Interest expense	(162,728)	—	(162,728)
Total Other Expense, net	(164,211)	(450)	(164,661)
Income Before Income Taxes	116,200	(63,055)	53,145
Income Tax Expense	57,089	(22,069)	35,020
Net Income	59,111	(40,986)	18,125
Preferred Stock Dividends	11,489	—	11,489
Net Income Available for Common Stockholders	$47,622	$(40,986)	$6,636
Earnings per Share
Basic	$0.64		$0.09
Diluted	$0.64		$0.09
Weighted Average Number of Common Shares Outstanding
Basic	74,375		74,375
Diluted	74,445		74,445
Net Income	$59,111	$(40,986)	$18,125
Other Comprehensive Loss
Crude Oil and Natural Gas Cash Flow Hedges
Unrealized change in fair value net of ineffective portion	(62,133)	62,133	—
Effective portion reclassified to earnings during the period	(10,215)	10,215	—
Total Other Comprehensive Loss	(72,348)	72,348	—
Income Tax Benefit	(25,321)	25,321	—
Net Other Comprehensive Loss	(47,027)	47,027	—
Comprehensive Income	$12,084	$6,041	$18,125

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 22 — Restatement of Previously Issued Consolidated Financial Statements  – (continued)

	Year Ended June 30, 2013
	As Reported	Adjustment	Restated
	(In thousands, except per share amounts)
Revenues
Crude oil sales	$1,080,982	$(13,295)	$1,067,687
Natural gas sales	127,863	(15,110)	112,753
Gain (loss) on derivative financial instruments	—	(21,508)	(21,508)
Total Revenues	1,208,845	(49,913)	1,158,932
Costs and Expenses
Depreciation, depletion and amortization	376,224	(12,433)	363,791
Loss on derivative financial instruments	1,756	(1,756)	—
All other costs and expenses	469,060	—	469,060
Total Costs and Expenses	847,040	(14,189)	832,851
Operating Income	361,805	(35,724)	326,081
Other Income (Expense)
Loss from equity method investees	(6,397)	387	(6,010)
Other income, net	1,965	—	1,965
Interest expense	(108,659)	—	(108,659)
Total Other Expense, net	(113,091)	387	(112,704)
Income Before Income Taxes	248,714	(35,337)	213,377
Income Tax Expense	86,633	(54,039)	32,594
Net Income	162,081	18,702	180,783
Preferred Stock Dividends	11,496	—	11,496
Net Income Available for Common Stockholders	$150,585	$18,702	$169,287
Earnings per Share
Basic	$1.90		$2.14
Diluted	$1.86		$1.94
Weighted Average Number of Common Shares Outstanding
Basic	79,063		79,063
Diluted	87,263		87,263
Net Income	$162,081	$18,702	$180,783
Other Comprehensive Loss
Crude Oil and Natural Gas Cash Flow Hedges
Unrealized change in fair value net of ineffective portion	(7,961)	7,961	—
Effective portion reclassified to earnings during the period	(39,810)	39,810	—
Total Other Comprehensive Loss	(47,771)	47,771	—
Income Tax Benefit	(16,720)	16,720	—
Net Other Comprehensive Loss	(31,051)	31,051	—
Comprehensive Income	$131,030	$49,753	$180,783

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 23 — Selected Quarterly Financial Data — Unaudited

Unaudited quarterly financial data are as follows (the information below has been restated where noted to give effect to the restatement discussed in Note 22, “Restatement of Previously Issued Consolidated Financial Statements” and restated quarterly consolidated financial statements for the quarters ended September 30, 2014 and 2013, December 31, 2014 and 2013 and March 31, 2015 and 2014 included subsequently within this Form 10-K) (in thousands, except per share amounts):

	Quarter Ended
	June 30,(2) 2015	March 31,(3) 2015 (Restated)	December 31,(4) 2014 (Restated)	September 30, 2014 (Restated)
Revenues	$219,460	$221,580	$502,971	$461,441
Operating income (loss)	(1,952,080)	(698,583)	(168,420)	108,192
Net income (loss)	$(1,690,004)	$(495,061)	$(275,963)	$27,190
Preferred stock dividends	2,864	2,862	2,870	2,872
Net income (loss) attributable to common stockholders	$(1,692,868)	$(497,923)	$(278,833)	$24,318
Net income (loss) per share attributable to common stockholders(1)
Basic	$(17.92)	$(5.27)	$(2.97)	$0.26
Diluted	(17.92)	(5.27)	(2.97)	0.24

(1)	The sum of the individual quarterly earnings per share may not agree with year-to-date earnings per share because each quarterly calculation is based on the income for that quarter and the weighted average number of shares outstanding during that quarter.
(2)	Included in Operating income (loss) for the three months ended June 30, 2015 is impairment of oil and natural gas properties of $1,852.3 million.
(3)	Included in Operating income (loss) for the three months ended March 31, 2015 is impairment of oil and natural gas properties of $569.6 million.
(4)	Included in Operating income (loss) for the three months ended December 31, 2014 is goodwill impairment of $329.3 million.

	Quarter Ended
	June 30, 2014 (Restated)	March 31, 2014 (Restated)	December 31, 2013 (Restated)	September 30, 2013 (Restated)
Revenues	$301,308	$284,854	$273,814	$293,147
Operating income	32,786	66,458	46,579	71,983
Net income (loss)	$(15,403)	$6,318	$1,928	$25,282
Preferred stock dividends	2,872	2,872	2,872	2,873
Net income (loss) attributable to common stockholders	$(18,275)	$3,446	$(944)	$22,409
Net income (loss) per share attributable to common stockholders(1)
Basic	$(0.24)	$0.05	$(0.01)	$0.30
Diluted	(0.24)	0.05	(0.01)	0.27

(1)	The sum of the individual quarterly earnings per share may not agree with year-to-date earnings per share because each quarterly calculation is based on the income for that quarter and the weighted average number of shares outstanding during that quarter.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 23 — Selected Quarterly Financial Data — Unaudited  – (continued)

	Quarter Ended
	March 31, 2015 (As Reported)	December 31, 2014 (As Reported)	September 30, 2014 (As Reported)
Revenues	$260,192	$357,755	$403,231
Operating income (loss)	(834,455)	(314,928)	51,139
Net loss	$(584,317)	$(373,879)	$(6,403)
Preferred stock dividends	2,862	2,870	2,872
Net loss attributable to common stockholders	$(587,179)	$(376,749)	$(9,275)
Net loss per share attributable to common stockholders(1)
Basic	$(6.22)	$(4.01)	$(0.10)
Diluted	(6.22)	(4.01)	(0.10)

(1)	The sum of the individual quarterly earnings per share may not agree with year-to-date earnings per share because each quarterly calculation is based on the income for that quarter and the weighted average number of shares outstanding during that quarter.

	Quarter Ended
	June 30, 2014 (As Reported)	March 31, 2014 (As Reported)	December 31, 2013 (As Reported)	September 30, 2013 (As Reported)
Revenues	$324,134	$285,183	$296,816	$324,592
Operating income	54,677	64,801	61,502	99,431
Net income (loss)	$(1,815)	$7,292	$10,495	$43,139
Preferred stock dividends	2,872	2,872	2,872	2,873
Net income (loss) attributable to common stockholders	$(4,687)	$4,420	$7,623	$40,266
Net income (loss) per share attributable to common stockholders(1)
Basic	$(0.06)	$0.06	$0.10	$0.53
Diluted	(0.06)	0.06	0.10	0.51

(1)	The sum of the individual quarterly earnings per share may not agree with year-to-date earnings per share because each quarterly calculation is based on the income for that quarter and the weighted average number of shares outstanding during that quarter.

Note 24 — Supplementary Oil and Gas Information — Unaudited

The supplementary data presented reflects information for all of our oil and natural gas producing activities. Costs incurred for oil and natural gas property acquisition, exploration and development activities are as follows (in thousands):

	Year Ended June 30,
	2015	2014	2013
Property acquisitions
Proved	$—	$2,046,879	$108,825
Unevaluated	2,304	924,882	52,339
Exploration costs	38,183	153,136	168,512
Development costs	608,605	632,262	633,868

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 24 — Supplementary Oil and Gas Information — Unaudited  – (continued)

Oil and natural gas property costs excluded from the amortization base represent investments in unevaluated properties and include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. We exclude these costs until the property has been evaluated. We also allocate a portion of our acquisition costs to unevaluated properties based on fair value. Costs are transferred to proved properties as the properties are evaluated or over the life of the reservoir. Wells in progress are transferred into the amortization base once the results of drilling activities are known. We had no exploratory wells in progress at June 30, 2015. At June 30, 2015, we excluded from the amortization base the following costs related to unevaluated property costs (in thousands):

	Net Costs Incurred During the Years Ended June 30,				Balance as of June 30, 2015
	2012 and prior	2013	2014	2015
Unevaluated Properties (acquisition costs)	$928	$—	$435,429	$—	$436,357

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

Estimated quantities of proved domestic oil and natural gas reserves and changes in quantities of proved developed and undeveloped reserves in thousands of barrels (“MBbls”) and millions of cubic feet (“MMcf”) for each of the periods indicated were as follows:

	Oil (MBbls)	Natural Gas (MMcf)	Total (MBOE)
Proved reserves at June 30, 2012	84,793	208,990	119,624
Production	(10,318)	(32,354)	(15,710)
Extensions and discoveries	40,690	40,714	47,476
Revisions of previous estimates	14,380	7,903	15,697
Reclassification of proved undeveloped	(1,123)	(1,755)	(1,416)
Purchases of reserves	5,225	45,623	12,829
Proved reserves at June 30, 2013	133,647	269,121	178,500
Production	(10,978)	(32,754)	(16,437)
Extensions and discoveries	17,141	19,703	20,424
Revisions of previous estimates	(3,567)	(29,822)	(8,537)
Sales of reserves	(4,159)	(3,378)	(4,722)
Purchases of reserves	53,305	141,986	76,970
Proved reserves at June 30, 2014	185,389	364,856	246,198
Production	(15,259)	(37,472)	(21,504)
Extensions and discoveries	10,573	40,330	17,295
Revisions of previous estimates	(33,730)	(75,617)	(46,333)
Sales of reserves	(9,901)	(13,554)	(12,160)
Proved reserves at June 30, 2015	137,072	278,543	183,496

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 24 — Supplementary Oil and Gas Information — Unaudited  – (continued)

	Oil (MBbls)	Natural Gas (MMcf)	Total (MBOE)
Proved developed reserves
June 30, 2012	63,308	110,310	81,693
June 30, 2013	80,223	175,623	109,493
June 30, 2014	112,789	222,916	149,942
June 30, 2015	94,013	187,993	125,345
Proved undeveloped reserves
June 30, 2012	21,485	98,680	37,931
June 30, 2013	53,424	93,498	69,007
June 30, 2014	72,600	141,940	96,256
June 30, 2015	43,059	90,550	58,151

Our proved developed reserve estimates decreased by 24.6 MMBOE or 16% to 125.3 MMBOE at June 30, 2015 from 149.9 MMBOE at June 30, 2014. The decrease was primarily due to:

•	Downward revision of 12.8 MMBOE, primarily due to the effect of reduced oil and gas prices,
•	Divestiture of 11.7 MMBOE, and
•	Production of 21.5 MMBOE.

Offset by:

•	Additions of 8.5 MMBOE primarily from drilling, recompletions, and wells returned to production that were not previously booked, more than 80% of which are from six fields: South Pass 78, Lomond North, West Delta 73, Main Pass 61, South Timbalier 54 and South Pass 49, and
•	Conversion of 12.9 MMBOE from proved undeveloped to proved developed reserves.

Our proved undeveloped reserve estimates decreased by 38.1 MMBOE or 40% to 58.2 MMBOE at June 30, 2015 from 96.3 MMBOE at June 30, 2014. The increase was primarily due to:

•	Downward revisions of 33.6 MMBOE comprised of (i) 7.3 MMBOE due to the effect of reduced oil and gas prices, (ii) 7.0 MMBOE due to certain wells that were no longer scheduled for development within five years, and (iii) 19.3 MMBOE due to new data and field studies. Of the 19.3 MMBOE of downward revisions due to new data and field studies, more than 80% occurred in the following seven fields: Grand Isle 16, Ship Shoal 208, South Timbalier 21, South Timbalier 26, Vermilion 164, West Delta 30, and West Delta 73, and
•	Conversion of 12.9 MMBOE from proved undeveloped to proved developed reserves.

Offset by:

•	Additions of 8.8 MMBOE, primarily from additional drilling locations to make up for the lower throughput per well in West Delta 73, a replacement location at Bayou Carlin, and from the identification of new proved undeveloped reserves locations in West Delta 30 and Main Pass 73.

In the fiscal year ended June 30, 2015, we developed approximately 13.4% of our PUD reserves included in our June 30, 2014 reserve report, consisting of 21 gross, 21 net wells at a net cost of approximately $237 million.

We update and approve our reserves development plan on an annual basis, which includes our program to drill PUD locations. Updates to our reserves development plan are based upon long range criteria, including

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 24 — Supplementary Oil and Gas Information — Unaudited  – (continued)

top value projects, maximization of present value and production volumes, drilling obligations, five-year rule requirements, and anticipated availability of certain rig types. The relative portion of total PUD reserves that we develop over the next five years will not be uniform from year to year, but will vary by year depending on several factors: including financial targets such as reducing debt and/or drilling within cash flow, drilling obligatory wells and the inclusion of newly acquired proved undeveloped reserves. As scheduled in our long range plan, all of our proved undeveloped locations will be developed within five years from the time they are first recognized as proved undeveloped locations in our reserve report, with the exception of four locations totaling 3,560 MBOE or 6.1%. of our PUD reserves. These four locations are to be sidetracked from existing wellbores which are still producing economically thus cannot be drilled until the proved developed producing zones deplete.

Standardized Measure of Discounted Future Net Cash Flows

Future cash inflows as of June 30, 2015 were computed using the following prices. The average oil price prior to quality, transportation fees, and regional price differentials was $68.17 per barrel of oil (calculated using the unweighted average first-day-of-the-month West Texas Intermediate posted prices during the 12-month period ending on June 30, 2015). The report forecasts crude oil and NGL production separately. The average realized adjusted product prices weighted by production over the remaining lives of the properties, used to determine future net revenues were $73.79 per barrel of oil and $29.54 per barrel of NGLs, after adjusting for quality, transportation fees, and regional price differentials. The $73.79 per barrel realized oil price compares to an unweighted average first-day-of-the-month West Texas Intermediate price of $68.17 per barrel (differential of $5.62 per barrel).

For natural gas, the average Henry Hub price used was $3.39 per MMBtu, prior to adjustments for energy content, transportation fees, and regional price differentials (calculated using the unweighted average first-day-of-the-month Henry Hub spot price). The average adjusted realized natural gas price, weighted by production over the remaining lives of the properties used to determine future net revenues, was $3.08 per Mcf after adjusting for energy content, transportation fees, and regional price differentials.

The standardized measure of discounted future net cash flows related to proved oil and natural gas reserves as of June 30, 2015, 2014 and 2013 are as follows (in thousands):

	June 30,
	2015	2014	2013
Future cash inflows	$10,641,151	$20,162,506	$15,048,978
Less related future
Production costs	4,131,526	5,500,669	3,657,595
Development and abandonment costs	1,970,526	2,959,994	1,838,159
Income taxes	168,655	2,546,155	2,591,351
Future net cash flows	4,370,444	9,155,688	6,961,873
Ten percent annual discount for estimated timing of cash flows	1,613,034	3,208,163	2,480,351
Standardized measure of discounted future net cash flows	$2,757,410	$5,947,525	$4,481,522

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 24 — Supplementary Oil and Gas Information — Unaudited  – (continued)

Changes in Standardized Measure of Discounted Future Net Cash Flows

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves follows (in thousands):

	Year Ended June 30,
	2015	2014	2013
Beginning of year	$5,947,525	$4,481,522	$3,305,489
Revisions of previous estimates
Changes in prices and costs	(2,959,883)	(196,159)	(106,002)
Changes in quantities	(2,390,099)	(389,570)	635,562
Additions to proved reserves resulting from extensions, discoveries and improved recovery, less related costs	201,234	533,133	1,598,548
Purchases (sales) of reserves in place	(244,507)	1,735,957	480,111
Accretion of discount	760,175	614,964	429,745
Sales, net of production and gathering and transportation costs	(676,949)	(836,019)	(842,268)
Net change in income taxes	1,576,954	14,134	(676,158)
Changes in rate of production	(191,668)	(253,290)	(456,254)
Development costs incurred	237,173	247,865	125,925
Changes in estimated future development and abandonment costs and other	497,455	(5,012)	(13,176)
Net change	(3,190,115)	1,466,003	1,176,033
End of year	$2,757,410	$5,947,525	$4,481,522

Note 25 — Supplemental Guarantor Information

Our indirect, 100% wholly owned subsidiary, EGC, issued $650 million of its 6.875% Senior Notes due 2024 on May 27, 2014, $500 million of its 7.5% Senior Notes due 2021 on September 26, 2013, $750 million of its 9.25% Senior Notes due 2017 on December 17, 2010 and $250 million of its 7.75% Senior Notes due 2019 on February 25, 2011, each of which were replaced with identical notes issued in registered offerings. These notes are jointly, severally, fully and unconditionally guaranteed by the Bermuda parent company and each of EGC’s existing and future material domestic subsidiaries other than EPL and its subsidiaries, except that a guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the senior note indentures. These customary circumstances include: when a guarantor is declared “unrestricted” for covenant purposes, when the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied, when the guarantor is sold or sells all of its assets or the guarantor no longer guarantees any obligations under EGC’s revolving credit facility. When securities that are guaranteed are issued in a registered offering, Rule 3-10 of Regulation S-X of the SEC generally requires the issuer and guarantors to file separate financial statements. We meet the conditions in Rule 3-10 to instead report information about the assets, liabilities, results of operations and comprehensive income (loss) and cash flows of the parent, subsidiary issuer and subsidiary guarantors using an alternative approach, which is to include in a footnote to our financial statements, condensed consolidating financial information for the same periods as those presented in our financial statements.

The information is presented using the equity method of accounting for investments in subsidiaries. Transactions between entities are presented on a gross basis in the Bermuda parent company, EGC, guarantor subsidiaries, and non-guarantor subsidiaries columns with consolidating entries presented in the eliminations column. The principal consolidating entries eliminate investments in subsidiaries, intercompany balances and intercompany revenues and expenses.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 25 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2015
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
ASSETS
Current Assets
Cash and cash equivalents	$37,053	$719,609	$—	$186	$—	$756,848
Accounts receivable
Oil and natural gas sales	—	—	68,514	36,963	(5,234)	100,243
Joint interest billings	—	2,015	—	10,418	—	12,433
Other	622	17,819	140	24,932	—	43,513
Prepaid expenses and other current assets	280	13,211	—	11,469	(662)	24,298
Restricted cash		—	—	9,359	—	9,359
Derivative financial instruments	—	21,341	—	888	—	22,229
Total Current Assets	37,955	773,995	68,654	94,215	(5,896)	968,923
Property and Equipment
Oil and natural gas properties, net	—	—	2,112,635	1,408,585	49,539	3,570,759
Other property and equipment, net	—	—	—	21,820	—	21,820
Total Property and Equipment, net	—	—	2,112,635	1,430,405	49,539	3,592,579
Other Assets
Derivative financial instruments	—	3,898	—	—	—	3,898
Equity investments	—	428,368	—	3,591,757	(4,009,290)	10,835
Intercompany receivables	122,039	1,626,679	—	93,844	(1,842,562)	—
Restricted cash	—	31,000	—	1,667	—	32,667
Other assets and debt issuance costs, net	176,861	464,617	—	8,729	(568,280)	81,927
Total Other Assets	298,900	2,554,562	—	3,695,997	(6,420,132)	129,327
Total Assets	$336,855	$3,328,557	$2,181,289	$5,220,617	$(6,376,489)	$4,690,829
LIABILITIES
Current Liabilities
Accounts payable	$—	$39,378	$41,027	$81,052	$(5,118)	$156,339
Accrued liabilities	976	69,566	16,060	166,851	(98,147)	155,306
Deferred income taxes	24,174	—	—	—	(24,174)	—
Asset retirement obligations	—	—	624	32,662	—	33,286
Derivative financial instruments	—	1,603	—	1,058	—	2,661
Current maturities of long-term debt	—	7,283	—	4,112	—	11,395
Total Current Liabilities	25,150	117,830	57,711	285,735	(127,439)	358,987
Long-term debt, less current maturities	354,218	3,548,896	—	938,923	(245,000)	4,597,037
Intercompany notes payable	—	—	—	565,105	(565,105)	—
Deferred income taxes	—	—	—	—	—	—
Asset retirement obligations	—	50	251,444	209,431	(7,126)	453,799
Derivative financial instruments	—	1,358	—	—	—	1,358
Accumulated losses in excess of equity investments	686,209	—	—	—	(686,209)	—
Intercompany payables	—	—	1,721,211	—	(1,721,211)	—
Other liabilities	—	5,332	—	3,038	—	8,370
Total Liabilities	1,065,577	3,673,466	2,030,366	2,002,232	(3,352,090)	5,419,551
Stockholders’ Equity (Deficit)
Preferred stock
7.25% Convertible perpetual preferred stock	—	—	—	—	—	—
5.625% Convertible perpetual preferred stock	1	—	—	—	—	1
Common stock	472	1	—	12	(13)	472
Additional paid-in capital	1,843,918	2,252,142	78,599	7,377,784	(9,708,525)	1,843,918
Accumulated earnings (deficit)	(2,573,113)	(2,597,052)	72,324	(4,159,411)	6,684,139	(2,573,113)
Total Stockholders’ Equity (Deficit)	(728,722)	(344,909)	150,923	3,218,385	(3,024,399)	(728,722)
Total Liabilities and Stockholders’ Equity (Deficit)	$336,855	$3,328,557	$2,181,289	$5,220,617	$(6,376,489)	$4,690,829

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 25 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2014 (Restated)
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
ASSETS
Current Assets
Cash and cash equivalents	$135,703	$3,723	$—	$6,380	$—	$145,806
Accounts receivable
Oil and natural gas sales	—	—	127,773	50,990	(11,688)	167,075
Joint interest billings	—	1,833	—	11,065	—	12,898
Other	10	3,452	517	1,460	(1)	5,438
Prepaid expenses and other current assets	230	27,705	350	44,245	—	72,530
Deferred income taxes	—	27,424	—	25,163	—	52,587
Derivative financial instruments	—	1,425	—	—	—	1,425
Total Current Assets	135,943	65,562	128,640	139,303	(11,689)	457,759
Property and Equipment
Oil and natural gas properties, net	—	—	3,227,584	3,197,765	1,914	6,427,263
Other property and equipment, net	—	—	—	19,760	—	19,760
Total Property and Equipment, net	—	—	3,227,584	3,217,525	1,914	6,447,023
Other Assets
Goodwill	—	—	—	329,293	—	329,293
Derivative financial instruments	—	3,035	—	—	—	3,035
Equity investments	1,681,640	2,871,756	—	2,291,045	(6,803,798)	40,643
Intercompany receivables	102,489	1,627,931	—	80,983	(1,811,403)	—
Restricted cash	—	—	325	6,025	—	6,350
Other assets and debt issuance costs, net	178,299	42,155	—	7,940	(171,000)	57,394
Total Other Assets	1,962,428	4,544,877	325	2,715,286	(8,786,201)	436,715
Total Assets	$2,098,371	$4,610,439	$3,356,549	$6,072,114	$(8,795,976)	$7,341,497
LIABILITIES
Current Liabilities
Accounts payable	$—	$64,533	$150,909	$214,215	$(11,881)	$417,776
Accrued liabilities	1,640	12,501	28,750	154,587	(63,952)	133,526
Notes payable	—	21,967	—	—	—	21,967
Deferred income taxes	19,185	—	—	—	(19,185)	—
Asset retirement obligations	—	—	39,819	39,830	—	79,649
Derivative financial instruments	—	5,517	—	26,440	—	31,957
Current maturities of long-term debt	—	14,093	—	927	—	15,020
Total Current Liabilities	20,825	118,611	219,478	435,999	(95,018)	699,895
Long-term debt, less current maturities	342,986	2,305,906	—	1,266,732	(171,000)	3,744,624
Deferred income taxes	—	177,007	—	470,755	19,207	666,969
Asset retirement obligations	—	49	247,272	232,864	—	480,185
Derivative financial instruments	—	2,166	—	2,140	—	4,306
Intercompany payables	—	—	1,640,094	—	(1,640,094)	—
Other liabilities	—	—	—	10,958	—	10,958
Total Liabilities	363,811	2,603,739	2,106,844	2,419,448	(1,886,905)	5,606,937
Stockholders’ Equity
Preferred stock
7.25% Convertible perpetual preferred stock	—	—	—	—	—	—
5.625% Convertible perpetual preferred stock	1	—	—	—	—	1
Common stock	468	1		10	(11)	468
Additional paid-in capital	1,837,462	2,092,439	273,129	3,580,005	(5,945,573)	1,837,462
Accumulated earnings (deficit)	(103,371)	(85,740)	976,576	72,651	(963,487)	(103,371)
Total Stockholders’ Equity	1,734,560	2,006,700	1,249,705	3,652,666	(6,909,071)	1,734,560
Total Liabilities and Stockholders’ Equity	$2,098,371	$4,610,439	$3,356,549	$6,072,114	$(8,795,976)	$7,341,497

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 25 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Year Ended June 30, 2015
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non- Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenues
Crude oil sales	$—	$—	$591,349	$469,102	$(7,720)	$1,052,731
Natural gas sales	—	—	67,169	50,113	—	117,282
Gain on derivative financial instruments	—	195,357	—	40,082		235,439
Total Revenues	—	195,357	658,518	559,297	(7,720)	1,405,452
Costs and Expenses
Lease operating	—	296	246,904	208,615	7,720	463,535
Production taxes	—	33	3,333	5,019	—	8,385
Gathering and transportation	—	—	21,144	—	—	21,144
Depreciation, depletion and amortization	—	—	362,421	333,654	9,446	705,521
Accretion of asset retirement obligations	—	—	26,448	23,633	—	50,081
Impairment of oil and natural gas properties	—	—	842,621	1,699,590	(120,327)	2,421,884
Goodwill impairment	—	—	—	329,293	—	329,293
General and administrative expense	8,409	11,801	56,985	39,305	—	116,500
Total Costs and Expenses	8,409	12,130	1,559,856	2,639,109	(103,161)	4,116,343
Operating Income (Loss)	(8,409)	183,227	(901,338)	(2,079,812)	95,441	(2,710,891)
Other Income (Expense)
Income from equity method investees	(2,415,367)	(2,601,331)	—	(2,527,727)	7,527,260	(17,165)
Other income (expense) – net	20,530	14,898	—	17,849	(49,101)	4,176
Interest expense	(24,669)	(256,918)	(2,914)	(87,908)	49,101	(323,308)
Total Other Income (Expense)	(2,419,506)	(2,843,351)	(2,914)	(2,597,786)	7,527,260	(336,297)
Income (Loss) Before Income Taxes	(2,427,915)	(2,660,124)	(904,252)	(4,677,598)	7,622,701	(3,047,188)
Income Tax Expense (Benefit)	5,923	(149,562)	—	(445,536)	(24,175)	(613,350)
Net Income (Loss)	(2,433,838)	(2,510,562)	(904,252)	(4,232,062)	7,646,876	(2,433,838)
Preferred Stock Dividends	11,468	—	—	—	—	11,468
Net Income (Loss) Attributable to Common Stockholders	$(2,445,306)	$(2,510,562)	$(904,252)	$(4,232,062)	$7,646,876	$(2,445,306)

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 25 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Year Ended June 30, 2014 (Restated)
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non- Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenues
Crude oil sales	$—	$—	$1,046,263	$57,945	$—	$1,104,208
Natural gas sales	—	—	132,225	3,658	—	135,883
Loss on derivative financial instruments	—	(75,889)	—	(11,079)	—	(86,968)
Total Revenues	—	(75,889)	1,178,488	50,524	—	1,153,123
Costs and Expenses
Lease operating	—	(325)	348,027	18,045	—	365,747
Production taxes	—	51	4,716	660	—	5,427
Gathering and transportation	—	—	23,532	—	—	23,532
Depreciation, depletion and amortization	—	—	389,793	26,340	(2,107)	414,026
Accretion of asset retirement obligations	—	—	28,161	2,022	—	30,183
General and administrative expense	7,380	1,134	81,380	6,508	—	96,402
Total Costs and Expenses	7,380	860	875,609	53,575	(2,107)	935,317
Operating Income (Loss)	(7,380)	(76,749)	302,879	(3,051)	2,107	217,806
Other Income (Expense)
Income from equity method investees	26,009	299,556	—	91,741	(422,537)	(5,231)
Other income (expense) – net	19,923	1,954	—	17,808	(36,387)	3,298
Interest expense	(14,485)	(138,336)	(5,957)	(40,337)	36,387	(162,728)
Total Other Income (Expense)	31,447	163,174	(5,957)	69,212	(422,537)	(164,661)
Income (Loss) Before Income Taxes	24,067	86,425	296,922	66,161	(420,430)	53,145
Income Tax Expense (Benefit)	5,942	29,989	—	(911)		35,020
Net Income (Loss)	18,125	56,436	296,922	67,072	(420,430)	18,125
Preferred Stock Dividends	11,489	—	—	—	—	11,489
Net Income (Loss) Attributable to Common Stockholders	$6,636	$56,436	$296,922	$67,072	$(420,430)	$6,636

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 25 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Year Ended June 30, 2013 (Restated)
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non- Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenues
Crude oil sales	$—	$—	$1,067,687	$—	$—	$1,067,687
Natural gas sales	—	—	112,753	—	—	112,753
Loss on derivative financial instruments	—	(21,508)	—	—	—	(21,508)
Total Revenues	—	(21,508)	1,180,440	—	—	1,158,932
Costs and Expenses
Lease operating	—	(3,249)	340,412	—	—	337,163
Production taxes	—	(658)	5,904	—	—	5,246
Gathering and transportation	—	—	24,168	—	—	24,168
Depreciation, depletion and amortization	—	—	359,819	3,972	—	363,791
Accretion of asset retirement obligations	—	—	30,885	—	—	30,885
General and administrative expense	7,439	2,820	61,089	250	—	71,598
Total Costs and Expenses	7,439	(1,087)	822,277	4,222	—	832,851
Operating Income (Loss)	(7,439)	(20,421)	358,163	(4,222)	—	326,081
Other Income (Expense)
Income from equity method investees	175,218	345,178	—	177,366	(703,772)	(6,010)
Other income (expense) – net	18,584	1,849	12	17,833	(36,313)	1,965
Interest expense	(5)	(93,200)	(15,160)	(36,607)	36,313	(108,659)
Total Other Income (Expense)	193,797	253,827	(15,148)	158,592	(703,772)	(112,704)
Income (Loss) Before Income Taxes	186,358	233,406	343,015	154,370	(703,772)	213,377
Income Tax Expense (Benefit)	5,575	31,715	—	(4,696)	—	32,594
Net Income (Loss)	180,783	201,691	343,015	159,066	(703,772)	180,783
Preferred Stock Dividends	11,496	—	—	—	—	11,496
Net Income (Loss) Attributable to Common Stockholders	$169,287	$201,691	$343,015	$159,066	$(703,772)	$169,287

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 25 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended June 30, 2015
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
Cash Flows From Operating Activities
Net income (loss)	$(2,433,838)	$(2,510,562)	$(904,252)	$(4,232,062)	$7,646,876	$(2,433,838)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	—	362,421	333,654	9,446	705,521
Impairment of oil and natural gas properties	—	—	842,621	1,699,590	(120,327)	2,421,884
Goodwill impairment	—	—	—	329,293	—	329,293
Deferred income tax expense	4,989	(149,563)	—	(445,635)	(24,174)	(614,383)
Change in fair value of derivative financial instruments	—	(40,929)	—	(11,107)	—	(52,036)
Accretion of asset retirement obligations	—	—	26,448	23,633	—	50,081
Loss from equity method investees	2,415,367	2,601,331	—	2,527,727	(7,527,260)	17,165
Amortization and write-off of debt issuance costs and other	12,670	21,530	—	(10,953)	—	23,247
Stock-based compensation	4,124	—	—	—	—	4,124
Changes in operating assets and liabilities						—
Accounts receivable	(614)	4,036	59,637	(11,891)	116	51,284
Prepaid expenses and other current assets	(49)	14,494	1,012	32,605	—	48,062
Settlement of asset retirement obligations	—	—	(47,923)	(58,650)	—	(106,573)
Accounts payable and accrued liabilities	(17,729)	(272,935)	(24,768)	34,213	168,141	(113,078)
Net Cash Provided by (Used in) Operating Activities	(15,080)	(332,598)	315,196	210,417	152,818	330,753
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	—	—	(301)	—	—	(301)
Capital expenditures	—	—	(325,836)	(397,993)	—	(723,829)
Insurance payments received	—	—	3,230	690	—	3,920
Change in equity method investments	—	—	—	12,642	—	12,642
Intercompany investment	(50,000)	289,999	—	(86,999)	(153,000)	—
Transfers to restricted cash	—	(10,000)	325	(5,001)	—	(14,676)
Proceeds from the sale of properties	—	—	7,386	9,545	245,000	261,931
Other	—	—	—	(135)	—	(135)
Net Cash (Used in) Investing Activities	(50,000)	279,999	(315,196)	(467,251)	92,000	(460,448)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	2,336	—	—	—	—	2,336
Dividends to shareholders – common	(24,436)	—	—	—	—	(24,436)
Dividends to shareholders – preferred	(11,468)	—	—	—	—	(11,468)
Cash restricted under revolving credit facility related to property sold	—	(21,000)	—	—	—	(21,000)
Proceeds from long-term debt	—	2,261,572	—	570,000	(245,000)	2,586,572
Payments on long-term debt	—	(1,429,885)	—	(317,964)	—	(1,747,849)
Debt issuance costs	—	(42,202)	—	(1,150)	—	(43,352)
Other	(2)			(246)	182	(66)
Net Cash Provided by (Used in) Financing Activities	(33,570)	768,485	—	250,640	(244,818)	740,737
Net Decrease in Cash and Cash Equivalents	(98,650)	715,886	—	(6,194)	—	611,042
Cash and Cash Equivalents, beginning of period	135,703	3,723	—	6,380	—	145,806
Cash and Cash Equivalents, end of period	$37,053	$719,609	$—	$186	$—	$756,848

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 25 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended June 30, 2014 (Restated)
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
Cash Flows From Operating Activities
Net income (loss)	$18,125	$56,436	$296,922	$67,072	$(420,430)	$18,125
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	—	389,793	26,340	(2,107)	414,026
Deferred income tax expense	2,301	29,989	—	(911)	—	31,379
Change in derivative financial instruments	—	60,037	—	9,619	—	69,656
Accretion of asset retirement obligations	—	—	28,161	2,022	—	30,183
Loss from equity method investees	(26,009)	(299,556)	—	(91,741)	422,537	5,231
Amortization and write-off of debt issuance costs and other	7,219	6,555	—	—	—	13,774
Stock-based compensation	6,712	—	—	—	(1)	6,711
Changes in operating assets and liabilities
Accounts receivable	(10)	22,708	22,212	18,372	1	63,283
Prepaid expenses and other current assets	(18)	19,746	23	(13,733)	1	6,019
Settlement of asset retirement obligations	—	—	(57,391)	—	—	(57,391)
Accounts payable and accrued liabilities	(5,852)	88,285	(256,890)	1,284,956	(1,166,035)	(55,536)
Net Cash Provided by (Used in) Operating Activities	2,468	(15,800)	422,830	1,301,996	(1,166,034)	545,460
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	—	—	(37,657)	(811,984)	—	(849,641)
Capital expenditures	—	16,746	(513,096)	(292,326)	—	(788,676)
Insurance payments received	—	—	1,983	—	—	1,983
Change in equity method investments	—	—	—	(34,294)	—	(34,294)
Intercompany investment	(185,568)	(979,420)	—	(2,570)	1,167,558	—
Transfers to restricted cash	—	—	(325)	—	—	(325)
Proceeds from the sale of properties	—	—	126,265	—	—	126,265
Other	—	—	—	113	—	113
Net Cash Used in (Provided by) Investing Activities	(185,568)	(962,674)	(422,830)	(1,141,061)	1,167,558	(1,544,575)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	3,994	—	—	—	—	3,994
Proceeds from convertible debt allocated to additional paid-in capital	63,432	—	—	—	—	63,432
Repurchase of company common stock	(30,824)	—	—	(153,439)	—	(184,263)
Dividends to shareholders – common	(34,680)	—	—	—	—	(34,680)
Dividends to shareholders – preferred	(11,489)	—	—	—	—	(11,489)
Proceeds from long-term debt	336,568	3,085,145	—	(840)	—	3,420,873
Payments on long-term debt	—	(2,079,072)	—	(413)	—	(2,079,485)
Debt issuance costs	(9,585)	(23,876)	—	—	—	(33,461)
Other	53	—	—	—	(53)	—
Net Cash Provided by (Used in) Financing Activities	317,469	982,197	—	(154,692)	(53)	1,144,921
Net Decrease in Cash and Cash Equivalents	134,369	3,723	—	6,243	1,471	145,806
Cash and Cash Equivalents, beginning of period	1,334	—	—	137	(1,471)	—
Cash and Cash Equivalents, end of period	$135,703	$3,723	$—	$6,380	$—	$145,806

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 25 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended June 30, 2013 (Restated)
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
Cash Flows From Operating Activities
Net income (loss)	$180,783	$201,691	$343,015	$159,066	$(703,772)	$180,783
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	—	359,819	3,972	—	363,791
Deferred income tax expense	(7,297)	31,556	—	(4,537)	—	19,722
Change in derivative financial instruments	—	20,885	—	(34)	—	20,851
Accretion of asset retirement obligations	—	—	30,885	—	—	30,885
Loss from equity method investees	(175,218)	(345,178)	—	(177,366)	703,772	6,010
Amortization and write-off of debt issuance costs and other	—	6,857	—	41	—	6,898
Stock-based compensation	3,504	—	—	—	1	3,505
Changes in operating assets and liabilities
Accounts receivable	—	14,422	(13,156)	424	—	1,690
Prepaid expenses and other current assets	8,772	2,865	760	103	(1)	12,499
Settlement of asset retirement obligations	—	—	(41,939)	—	—	(41,939)
Accounts payable and accrued liabilities	15,437	(284,087)	269,560	79,024	(46,481)	33,453
Net Cash Provided by (Used in) Operating Activities	25,981	(350,989)	948,944	60,693	(46,481)	638,148
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	—	—	(161,164)	—	—	(161,164)
Capital expenditures	—	(17,144)	(787,774)	(11,187)	—	(816,105)
Change in equity method investments	(4,010)	—	—	(16,693)	4,010	(16,693)
Intercompany investment	—	—	—	(41,000)	41,000	—
Other	—	—	(6)	(35)	—	(41)
Net Cash Used in (Provided by) Investing Activities	(4,010)	(17,144)	(948,944)	(68,915)	45,010	(994,003)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	7,021	—	—	—	—	7,021
Repurchase of company common stock	—	—	—	(58,666)	—	(58,666)
Dividends to shareholders – common	(25,992)	—	—	—	—	(25,992)
Dividends to shareholders – preferred	(11,496)	—	—	—	—	(11,496)
Proceeds from long-term debt	—	1,571,061	—	5,490	—	1,576,551
Payments on long-term debt	—	(1,243,545)	—	(303)	—	(1,243,848)
Debt issuance costs	—	(4,777)	—	(28)	—	(4,805)
Other	—	—	—	3	—	3
Net Cash Provided by (Used in) Financing Activities	(30,467)	322,739	—	(53,504)	—	238,768
Net Decrease in Cash and Cash Equivalents	(8,496)	(45,394)	—	(61,726)	(1,471)	(117,087)
Cash and Cash Equivalents, beginning of period	9,830	45,394	—	61,863	—	117,087
Cash and Cash Equivalents, end of period	$1,334	$—	$—	$137	$(1,471)	$—

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015

Note 25 — Supplemental Guarantor Information  – (continued)

Restated Quarterly Financial Statements

Restated Quarterly Financial Statements for the Three Months Ended September 30, 2014

ENERGY XXI LTD

CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	September 30, 2014 (Restated)	June 30, 2014 (Restated)
Current Assets
Cash and cash equivalents	$119,500	$145,806
Accounts receivable
Oil and natural gas sales	145,821	167,075
Joint interest billings	14,426	12,898
Other	5,615	5,438
Prepaid expenses and other current assets	64,631	72,530
Deferred income taxes	24,587	52,587
Derivative financial instruments	23,815	1,425
Total Current Assets	398,395	457,759
Property and Equipment
Oil and natural gas properties, net – full cost method of accounting, including $1,167.6 million and $1,165.7 million of unevaluated properties not being amortized at September 30, 2014 and June 30, 2014, respectively	6,542,079	6,427,263
Other property and equipment, net	23,400	19,760
Total Property and Equipment, net of accumulated depreciation, depletion, amortization and impairment	6,565,479	6,447,023
Other Assets
Goodwill	329,293	329,293
Derivative financial instruments	6,713	3,035
Equity investments	40,320	40,643
Restricted Cash	325	6,350
Other assets and debt issuance costs, net of accumulated amortization	60,845	57,394
Total Other Assets	437,496	436,715
Total Assets	$7,401,370	$7,341,497
LIABILITIES
Current Liabilities
Accounts payable	$472,108	$417,776
Accrued liabilities	115,509	133,526
Notes payable	19,368	21,967
Asset retirement obligations	79,614	79,649
Derivative financial instruments	1,446	31,957
Current maturities of long-term debt	15,612	15,020
Total Current Liabilities	703,657	699,895
Long-term debt, less current maturities	3,800,417	3,744,624
Deferred income taxes	655,338	666,969
Asset retirement obligations	482,339	480,185
Derivative financial instruments	—	4,306
Other liabilities	8,009	10,958
Total Liabilities	5,649,760	5,606,937
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Preferred stock, $0.001 par value, 7,500,000 shares authorized at September 30, 2014 and June 30, 2014
7.25% Convertible perpetual preferred stock, 8,000 shares issued and outstanding at September 30, 2014 and June 30, 2014	—	—
5.625% Convertible perpetual preferred stock, 812,760 shares issued and outstanding at September 30, 2014 and June 30, 2014	1	1
Common stock, $0.005 par value, 200,000,000 shares authorized and 93,867,405 and 93,719,570 shares issued and outstanding at September 30, 2014 and June 30, 2014, respectively	469	468
Additional paid-in capital	1,841,457	1,837,462
Accumulated deficit	(90,317)	(103,371)
Total Stockholders’ Equity	1,751,610	1,734,560
Total Liabilities and Stockholders’ Equity	$7,401,370	$7,341,497

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI LTD

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,
	2014 (Restated)	2013 (Restated)
Revenues
Crude oil sales	$370,155	$290,966
Natural gas sales	34,561	32,584
Gain (loss) on derivative financial instruments	56,725	(30,403)
Total Revenues	461,441	293,147
Costs and Expenses
Lease operating	142,585	85,763
Production taxes	3,093	1,398
Gathering and transportation	9,188	5,345
Depreciation, depletion and amortization	159,140	97,660
Accretion of asset retirement obligations	12,819	7,326
General and administrative expense	26,424	23,672
Total Costs and Expenses	353,249	221,164
Operating Income	108,192	71,983
Other Income (Expense)
Income (loss) from equity method investees	959	(2,107)
Other income – net	951	522
Interest expense	(66,263)	(29,685)
Total Other Expense	(64,353)	(31,270)
Income Before Income Taxes	43,839	40,713
Income Tax Expense	16,649	15,431
Net Income	27,190	25,282
Preferred Stock Dividends	2,872	2,873
Net Income Available for Common Stockholders	$24,318	$22,409
Earnings per Share
Basic	$0.26	$0.30
Diluted	$0.24	$0.27
Weighted Average Number of Common Shares Outstanding
Basic	93,833	75,782
Diluted	102,300	84,073

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2014 (Restated)	2013 (Restated)
Cash Flows From Operating Activities
Net income	$27,190	$25,282
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and amortization	159,140	97,660
Deferred income tax expense (benefit)	16,369	12,574
Change in fair value of derivative financial instruments	(55,095)	27,505
Accretion of asset retirement obligations	12,819	7,326
Loss (income) from equity method investees	(959)	2,107
Amortization and write-off of debt issuance costs and other	2,744	1,455
Stock-based compensation	1,779	3,532
Changes in operating assets and liabilities
Accounts receivable	23,313	(2,131)
Prepaid expenses and other current assets	7,661	(6,270)
Settlement of asset retirement obligations	(14,907)	(18,063)
Accounts payable and accrued liabilities	23,896	(43,078)
Net Cash Provided by Operating Activities	203,950	107,899
Cash Flows from Investing Activities
Acquisitions	(287)	(15)
Capital expenditures	(280,010)	(198,358)
Change in equity method investments	1,282	(16,694)
Proceeds from the sale of properties	6,947	1,748
Other	(80)	(51)
Net Cash Used in Investing Activities	(272,148)	(213,370)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	2,217	3,267
Repurchase of company common stock	—	(35,210)
Dividends to shareholders – common	(11,264)	(9,096)
Dividends to shareholders – preferred	(2,872)	(2,873)
Proceeds from long-term debt	510,120	1,040,697
Payments on long-term debt	(454,042)	(865,231)
Debt issuance costs	(2,250)	(8,720)
Other	(17)	(1)
Net Cash Provided by Financing Activities	41,892	122,833
Net Increase (Decrease) in Cash and Cash Equivalents	(26,306)	17,362
Cash and Cash Equivalents, beginning of period	145,806	—
Cash and Cash Equivalents, end of period	$119,500	$17,362

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
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

Interim Financial Statements.  The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in this Form 10-K.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

Note 2 — Recent Accounting Pronouncements  – (continued)

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

Note 3 — Acquisitions and Dispositions  – (continued)

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

Note 3 — Acquisitions and Dispositions  – (continued)

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

Costs associated with the EPL Acquisition totaled $13.6 million in the year ended June 30, 2014. For the quarter ended September 30, 2014, our Consolidated Statement of Operations includes EPL’s operating revenues and net income of $194.1 million and $26.2 million.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

Note 3 — Acquisitions and Dispositions  – (continued)

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

Note 4 — Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2014 (Restated)	June 30, 2014 (Restated)
Oil and gas properties
Proved properties	$8,518,475	$8,247,352
Less: accumulated depreciation, depletion, amortization and impairment	3,144,033	2,985,790
Proved properties, net	5,374,442	5,261,562
Unevaluated properties	1,167,637	1,165,701
Oil and gas properties, net	6,542,079	6,427,263
Other property and equipment	44,051	39,272
Less: accumulated depreciation	20,651	19,512
Other property and equipment, net	23,400	19,760
Total property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$6,565,479	$6,447,023

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

Note 4 — Property and Equipment  – (continued)

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

EXXI M21K is a guarantor of a $100 million first lien credit facility agreement entered into by M21K. We have provided a guarantee related to the payment of asset retirement obligations and other liabilities by M21K related to the three acquisitions noted above. Further, Energy XXI Gulf Coast, Inc. (“EGC”), an indirect wholly owned subsidiary of Energy XXI receives a management fee from M21K for providing administrative assistance in carrying out its operations. See Note 14 — Related Party Transactions within these quarterly consolidated financial statements.

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

As of September 30, 2014, our investment in EXXI M21K was approximately $40.3 million and for the three months ended September 30, 2014 and 2013, we had equity income of $1.0 million and had incurred an equity loss of $0.9 million, respectively.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

Note 5 — Equity Method Investments  – (continued)

Subsequent to our EPL Acquisition, as disclosed in Note 3 — Acquisitions and Dispositions of Notes to Consolidated Financial Statements in these quarterly consolidated financial statements, we have no present intention to pursue any international opportunities to acquire exploratory, development or producing oil and natural gas properties.

Note 6 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2014	June 30, 2014
Revolving Credit Facility	$748,264	$689,000
8.25% Senior Notes due 2018	510,000	510,000
6.875% Senior Notes due 2024	650,000	650,000
3.0% Senior Convertible Notes due 2018	400,000	400,000
7.5% Senior Notes due 2021	500,000	500,000
7.75% Senior Notes due 2019	250,000	250,000
9.25% Senior Notes due 2017	750,000	750,000
4.14% Promissory Note due 2017	4,670	4,774
Debt premium, 8.25% Senior Notes due 2018(1)	38,033	40,566
Original issue discount, 3.0% Senior Convertible Notes due 2018	(54,259)	(57,014)
Derivative instruments premium financing	18,044	21,000
Capital lease obligations	1,277	1,318
Total debt	3,816,029	3,759,644
Less current maturities	15,612	15,020
Total long-term debt	$3,800,417	$3,744,624

(1)	Represents unamortized premium on the 8.25% Senior Notes assumed in the EPL Acquisition.

Maturities of long-term debt as of September 30, 2014 are as follows (in thousands):

Twelve Months Ended September 30,
2015	$15,612
2016	4,227
2017	755
2018	2,049,694
2019	595,741
Thereafter	1,150,000
Total	$3,816,029

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

Note 6 — Long-Term Debt  – (continued)

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

Note 6 — Long-Term Debt  – (continued)

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

Note 6 — Long-Term Debt  – (continued)

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

Note 6 — Long-Term Debt  – (continued)

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

Note 6 — Long-Term Debt  – (continued)

Interest Expense

For the three months ended September 30, 2014 and 2013, interest expense consisted of the following (in thousands):

	Three Months Ended September 30,
	2014	2013
Revolving Credit Facility	$6,893	$5,219
8.25% Senior Notes due 2018	10,519	—
6.875% Senior Notes due 2024	11,172	—
3.0% Senior Convertible Notes due 2018	3,025	—
7.50% Senior Notes due 2021	9,375	521
7.75% Senior Notes due 2019	4,844	4,844
9.25% Senior Notes due 2017	17,344	17,344
4.14% Promissory Note due 2017	52	52
Amortization of debt issue cost – Revolving Credit Facility	977	806
Amortization of fair value premium – 8.25% Senior Notes due 2018	(2,534)	—
Amortization of debt issue cost – 6.875% Senior Notes due 2024	281	—
Accretion of original debt issue discount, 3.0% Senior Convertible Notes due 2018	2,755	—
Amortization of debt issue cost – 3.0% Senior Convertible Notes due 2018	353	—
Amortization of debt issue cost – 7.50% Senior Notes due 2021	263	—
Amortization of debt issue cost – 7.75% Senior Notes due 2019	97	97
Amortization of debt issue cost – 9.25% Senior Notes due 2017	552	552
Derivative instruments financing and other	295	250
	$66,263	$29,685

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

Note 8 — Asset Retirement Obligations

The following table describes the changes to our asset retirement obligations (in thousands):

Balance at June 30, 2014	$559,834
Liabilities incurred and true-up to liabilities settled	5,372
Liabilities settled	(14,907)
Liabilities sold	(1,165)
Accretion expense	12,819
Total balance at September 30, 2014	561,953
Less current portion	79,614
Long-term balance at September 30, 2014	$482,339

Note 9 — Derivative Financial Instruments

We enter into hedging transactions to reduce exposure to fluctuations in the price of crude oil and natural gas. We enter into hedging transactions with multiple investment-grade rated counterparties, primarily financial institutions, to reduce the concentration of exposure to any individual counterparty. We use financially settled crude oil and natural gas puts, put spreads, swaps, zero-cost collars and three-way collars. Derivative financial instruments are recorded at fair value and included as either assets or liabilities in the consolidated balance sheets. Any gains or losses resulting from the change in fair value from hedging transactions are recorded as gain (loss) on derivative financial instruments in earnings as a component of revenue in the consolidated statements of operations.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

Note 9 — Derivative Financial Instruments  – (continued)

Subsequent to the EPL Acquisition, we assumed EPL’s existing hedges with contract terms beginning June 2014 through December 2015. EPL’s oil contracts were primarily swaps and benchmarked to Argus-LLS and Brent.

As of September 30, 2014, we had the following net open crude oil derivative positions:

				Weighted Average Contract Price
				Swaps	Collars/Put Spreads
Remaining Contract Term	Type of Contract	Index	Volumes (MBbls)	Fixed Price	Sub Floor	Floor	Ceiling
October 2014 – December 2014	Three-Way Collars	Oil-Brent-IPE	490		$68.44	$88.44	$128.56
October 2014 – December 2014	Put Spreads	Oil-Brent-IPE	109		66.43	86.43
October 2014 – December 2014	Collars	Oil-Brent-IPE	184			90.00	108.38
October 2014 – December 2014	Put Spreads	NYMEX-WTI	310		70.00	90.00
October 2014 – December 2014	Three-Way Collars	NYMEX-WTI	610		70.00	90.00	137.20
October 2014 – December 2014	Swaps	ARGUS-LLS	712	$91.95
January 2015 – December 2015	Three-Way Collars	Oil-Brent-IPE	3,650		71.00	91.00	113.75
January 2015 – December 2015	Swaps	Oil-Brent-IPE	548	97.70
January 2015 – December 2015	Collars	ARGUS-LLS	1,825			80.00	123.38
January 2015 – December 2015	Put Spreads	NYMEX-WTI	2,728			89.18

As of September 30, 2014, we had the following net open natural gas derivative positions:

				Weighted Average Contract Price
				Swaps	Collars/Put Spreads
Remaining Contract Term	Type of Contract	Index	Volumes (MMBtu)	Fixed Price	Sub Floor	Floor	Ceiling
October 2014 – December 2014	Three-Way Collars	NYMEX-HH	4,197		$3.36	$4.00	$4.60
October 2014 – December 2014	Put Spreads	NYMEX-HH	403		3.25	4.00
October 2014 – December 2014	Swaps	NYMEX-HH	460	$4.01
January 2015 – December 2015	Swaps	NYMEX-HH	1,570	4.31

The fair values of derivative instruments in our consolidated balance sheets were as follows (in thousands):

	Asset Derivative Instruments				Liability Derivative Instruments
	September 30, 2014		June 30, 2014		September 30, 2014		June 30, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative financial instruments	Current	$31,138	Current	$17,380	Current	$8,769	Current	$47,912
	Non-Current	9,110	Non-Current	9,595	Non-Current	2,397	Non-Current	10,866
Total Gross Derivative Commodity Instruments subject to enforceable master netting agreement		40,248		26,975		11,166		58,778
Derivative financial instruments	Current	(7,323)	Current	(15,955)	Current	(7,323)	Current	(15,955)
	Non-Current	(2,397)	Non-Current	(6,560)	Non-Current	(2,397)	Non-Current	(6,560)
Gross amounts offset in Balance Sheets		(9,720)		(22,515)		(9,720)		(22,515)
Net amounts presented in Balance Sheets	Current	23,815	Current	1,425	Current	1,446	Current	31,957
	Non-Current	6,713	Non-Current	3,035	Non-Current	—	Non-Current	4,306
		$30,528		$4,460		$1,446		$36,263

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

Note 9 — Derivative Financial Instruments  – (continued)

The following table presents information about the components of the gain (loss) on derivative instruments (in thousands).

Gain (loss) on derivative financial instruments	Three Months Ended September 30,
	2014	2013
Cash Settlements, net of amortization of purchased put premiums	$(1,734)	$(2,898)
Proceeds from monetizations, net	3,364	—
Change in fair value	55,095	(27,505)
Total gain (loss) on derivative financial instruments	$56,725	$(30,403)

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

Note 10 — Income Taxes

We are a Bermuda company and are generally not subject to income tax in Bermuda. We operate through our various subsidiaries in the United States; accordingly, income taxes have been provided based upon U.S. tax laws and rates as they apply to our current ownership structure. We estimate our annual effective tax rate for the current fiscal year and apply it to interim periods. Currently, our estimated annual effective tax rate is approximately 38%. The variance from the U.S. statutory rate of 35% is primarily due to non-U.S. activity in our Bermuda parent that is ineligible for U.S. tax benefit and the presence of common permanent difference items (such as non-deductible compensation, meals and entertainment expenses). Our Bermuda companies continue to report a tax provision reflecting accrued 30% U.S. withholding tax required on any interest (and interest equivalent) payments made from the U.S. companies to the Bermuda companies. We have accrued an additional withholding obligation of $2.6 million for the three months ended September 30, 2014.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

Note 10 — Income Taxes  – (continued)

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

As discussed in Note 6 — Long-Term Debt in the Notes to these quarterly consolidated financial statements, in November 2013, we sold $400 million of 3.0% Senior Convertible Notes. The $63.4 million allocated to the equity portion of the 3.0% Senior Convertible Notes, less offering costs of $1.4 million, were recorded as an increase in additional paid in capital.

As discussed in Note 3 — Acquisitions and Dispositions in the Notes to these quarterly consolidated financial statements, upon closing of the EPL Acquisition, we issued 23,320,955 of our common stock, including the reissue of our common stock held in treasury, as noted above, towards the stock component of the EPL purchase price.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

Note 11 — Stockholders’ Equity  – (continued)

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

Note 13 — Employee Benefit Plans  – (continued)

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

Time-Based Performance Units.  The amount due the employee at the vesting date is equal to the grant date unit value of $5.00 plus the appreciation in the stock price over the performance period, multiplied by the number of units that vest. For the fiscal year 2012, 2013 and 2014 grants the initial stock price was $33.20, $24.50 and $22.48, respectively.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

Note 13 — Employee Benefit Plans  – (continued)

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

Defined Contribution Plans

Our employees are covered by a discretionary noncontributory profit sharing plan. The plan provides for annual employer contributions that can vary from year to year. We also sponsor a qualified 401(k) Plan that provides for matching. The contributions under these plans were as follows (in thousands):

	Three Months Ended September 30,
	2014	2013
Profit Sharing Plan	$1,480	$1,279
401(k) Plan	477	677
Total contributions	$1,957	$1,956

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

Note 14 — Related Party Transactions

We have a 20% interest in EXXI M21K and account for this investment using the equity method. EXXI M21K is the guarantor of a $100 million line of credit entered into by M21K. See Note 5 — Equity Method Investments within these quarterly consolidated financial statements.

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

On April 1, 2014, EXXI GOM closed on sale of its interest in Eugene Island 330 and South Marsh Island 128 properties to M21K and on June 3, 2014, it closed on the sale of its 100% interests in South Pass 49 field to EPL. See Note 3 — Acquisitions and Dispositions within these quarterly consolidated financial statements.

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

	Three Months Ended September 30,
	2014 (Restated)	2013 (Restated)
Net income	$27,190	$25,282
Preferred stock dividends	2,872	2,873
Net income available for common stockholders	$24,318	$22,409
Weighted average shares outstanding for basic EPS	93,833	75,782
Add dilutive securities	8,467	8,291
Weighted average shares outstanding for diluted EPS	102,300	84,073
Earnings per share
Basic	$0.26	$0.30
Diluted	$0.24	$0.27

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

Note 15 — Earnings per Share  – (continued)

For the three months ended September 30, 2014 and 2013, no common stock equivalents were excluded from the diluted average shares due to an anti-dilutive effect.

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

Defendants date to answer, move to dismiss, or otherwise respond to the lawsuit has been indefinitely extended. Neither Energy XXI nor EPL can predict the outcome of the lawsuit; nor can either Energy XXI or EPL predict the amount of time and expense that will be required to resolve the lawsuit. The defendants intend to vigorously defend the lawsuit.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
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

Guarantee.  EXXI M21K is the guarantor of a $100 million line of credit entered into by M21K. See Note 5 — Equity Method Investments within these quarterly consolidated financial statements. We have provided guarantees related to the payment of asset retirement obligations and other liabilities by M21K for the EP Energy, LLOG Exploration and Eugene Island 330 and South Marsh Island 128 properties acquisitions. For these guarantees, M21K has agreed to pay us $6.3 million, $3.3 million and $1.7 million, respectively, over a period of three years from the respective acquisition dates. See Note 14 — Related Party Transactions within these quarterly consolidated financial statements.

Drilling Rig Commitments.  The drilling rig commitments represent minimum future expenditures for drilling rig services. The expenditures for drilling rig services will exceed such minimum amounts to the extent we utilize the drilling rigs subject to a particular contractual commitment for a period greater than the period set forth in the governing contract. As of September 30, 2014, we have the following drilling rig commitments:

1)	April 10, 2014 to October 27, 2014 at $54,448 per day;
2)	September 1, 2013 to November 30, 2014 at $130,000 per day;
3)	March 10, 2014 to March 9, 2015 at $53,175 per day;
4)	February 15, 2014 to December 29, 2014 at $111,380 per day;
5)	April 11, 2014 to October 12, 2014 at $112,000 per day;
6)	July 1, 2014 to October 21, 2014 at $107,500 per day; and
7)	October 4, 2014 to November 4, 2014 at $107,500 per day.

At September 30, 2014, future minimum commitments under these contracts totaled $34.8 million.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

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

Our commodity derivative instruments consist of financially settled crude oil and natural gas puts, swaps, zero-cost collars and three way collars. We estimate the fair values of these instruments based on published forward commodity price curves, market volatility and contract terms as of the date of the estimate. The discount rate used in the discounted cash flow projections is based on published LIBOR rates. The fair values of commodity derivative instruments in an asset position include a measure of counterparty nonperformance risk, and the fair values of commodity derivative instruments in a liability position include a measure of our own nonperformance risk, each based on the current published issuer-weighted corporate default rates. See Note 9 — Derivative Financial Instruments within these quarterly consolidated financial statements.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

Note 17 — Fair Value of Financial Instruments  – (continued)

During the quarter ended September 30, 2014, we did not have any transfers from or to Level 3. The following table presents the fair value of our Level 1 and Level 2 financial instruments (in thousands):

	Level 1		Level 2
	As of September 30, 2014	As of June 30, 2014	As of September 30, 2014	As of June 30, 2014
Assets:
Oil and natural gas derivatives	$—	$—	$40,248	$26,975
Liabilities:
Oil and natural gas derivatives	$—	$—	$11,166	$58,778
Restricted stock units	2,493	9,425	—	—
Time-based performance units	686	3,698	—	—
Total liabilities	$3,179	$13,123	$11,166	$58,778

The following table describes the changes to our Level 3 financial instruments (in thousands):

	Three Months Ended September 30,
	2014	2013
Liabilities:
Performance-based performance units
Balance at beginning of period	$6,910	$6,778
Vested	—	(7,188)
Grants charged to general and administrative expense	(6,069)	11,046
Balance at end of period	$841	$10,636

Note 18 — Prepayments and Accrued Liabilities

Prepayments and accrued liabilities consist of the following (in thousands):

	September 30, 2014	June 30, 2014
Prepaid expenses and other current assets
Advances to joint interest partners	$10,821	$10,336
Insurance	29,739	37,088
Inventory	7,168	7,020
Royalty deposit	11,832	12,262
Other	5,071	5,824
Total prepaid expenses and other current assets	$64,631	$72,530
Accrued liabilities
Advances from joint interest partners	2,831	2,667
Employee benefits and payroll	18,193	43,480
Interest payable	48,216	26,490
Accrued hedge payable	1,761	7,874
Undistributed oil and gas proceeds	31,345	34,473
Severance taxes payable	2,021	8,014
Other	11,142	10,528
Total accrued liabilities	$115,509	$133,526

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
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

Note 20 — Restatement of Previously Issued Consolidated Financial Statements

Prior to the issuance of this Form 10-K, we determined that the contemporaneous formal documentation that we had historically prepared to support our initial designations of derivative financial instruments as cash flow hedges in connection with our crude oil and natural gas hedging program did not meet the technical requirements to qualify for cash flow hedge accounting treatment in accordance with ASC Topic 815, Derivatives and Hedging. The primary reason for this determination was that the formal hedge documentation lacked specificity of the hedged items and, therefore, the designations failed to meet hedge documentation requirements for cash flow hedge accounting treatment. Consequently, unrealized gains or losses resulting from those derivative financial instruments should have been recorded in our consolidated statements of operations as a component of earnings. Under the cash flow hedge accounting treatment previously applied, we had recorded unrealized gains or losses resulting from changes in the fair value of our derivative financial instruments, net of the related tax impact, in accumulated other comprehensive income or loss until the production month when the associated hedge contracts were settled, at which time gains or losses associated with the settled contracts were reclassified to revenues.

The effects of the restatement on our consolidated financial statements are summarized below:

•	Gains and losses on derivative financial instruments previously reported as changes in accumulated other comprehensive income and as (gain) loss on derivative financial instruments within costs and expenses are now reported as gain (loss) on derivative financial instruments within revenue;
•	Amounts associated with settled contracts previously reported as oil sales and natural gas sales within revenue are now reported as gain (loss) on derivative financial instruments within revenue;
•	Ceiling tests previously prepared which included the impact of cash flow hedges within the ceiling have been recalculated changing the historical balances of our oil and natural gas properties and related impairments of oil and natural gas properties and depletion; and
•	Resulting adjustments required to deferred income taxes and income tax expense (benefit).

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

Note 20 — Restatement of Previously Issued Consolidated Financial Statements  – (continued)

While these non-cash reclassifications impact revenues, net income (loss) in each period, net income (loss) attributable to common stockholders, and net income (loss) per common share, as well as total stockholders’ equity, they have no material impact on cash flows. Details of the restatement applicable to these quarterly consolidated financial statements are as follows:

	As of September 30, 2014			As of June 30, 2014
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
	(In thousands)
Total Current Assets	$398,395	$—	$398,395	$457,759	$—	$457,759
Property and Equipment
Oil and natural gas properties, net	6,637,292	(95,213)	6,542,079	6,524,602	(97,339)	6,427,263
Other property and equipment	23,400	—	23,400	19,760	—	19,760
Total Property and Equipment, net	6,660,692	(95,213)	6,565,479	6,544,362	(97,339)	6,447,023
Total Other Assets	437,496	—	437,496	436,715	—	436,715
Total Assets	$7,496,583	$(95,213)	$7,401,370	$7,438,836	$(97,339)	$7,341,497
Total Current Liabilities	$703,657	$—	$703,657	$699,895	$—	$699,895
Deferred Income Taxes	685,121	(29,783)	655,338	701,038	(34,069)	666,969
Other Non-Current Liabilities	4,290,765	—	4,290,765	4,240,073	—	4,240,073
Total Liabilities	5,679,543	(29,783)	5,649,760	5,641,006	(34,069)	5,606,937
Stockholders’ Equity
Preferred stock	1	—	1	1	—	1
Common stock	469	—	469	468	—	468
Additional paid-in capital	1,841,457	—	1,841,457	1,837,462	—	1,837,462
Accumulated deficit	(40,165)	(50,152)	(90,317)	(19,626)	(83,745)	(103,371)
Accumulated other comprehensive loss, net of income taxes	15,278	(15,278)	—	(20,475)	20,475	—
Total Stockholders’ Equity	1,817,040	(65,430)	1,751,610	1,797,830	(63,270)	1,734,560
Total Liabilities and Stockholders’ Equity	$7,496,583	$(95,213)	$7,401,370	$7,438,836	$(97,339)	$7,341,497

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

Note 20 — Restatement of Previously Issued Consolidated Financial Statements  – (continued)

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
	(In thousands, except share information)
Revenues
Crude oil sales	$368,501	$1,654	$370,155	$289,229	$1,737	$290,966
Natural gas sales	34,730	(169)	34,561	35,363	(2,779)	32,584
Gain (loss) on derivative financial instruments	—	56,725	56,725	—	(30,403)	(30,403)
Total Revenues	403,231	58,210	461,441	324,592	(31,445)	293,147
Costs and Expenses
Depreciation, depletion and amortization	161,266	(2,126)	159,140	100,216	(2,556)	97,660
(Gain) loss on derivative financial instruments	(3,283)	3,283	—	1,441	(1,441)	—
All other costs and expenses	194,109	—	194,109	123,504	—	123,504
Total Costs and Expenses	352,092	1,157	353,249	225,161	(3,997)	221,164
Operating Income	51,139	57,053	108,192	99,431	(27,448)	71,983
Other Income (Expense)
Loss from equity method investees	881	78	959	(1,793)	(314)	(2,107)
Other income, net	951	—	951	522	—	522
Interest expense	(66,263)	—	(66,263)	(29,685)	—	(29,685)
Total Other Expense, net	(64,431)	78	(64,353)	(30,956)	(314)	(31,270)
Income (Loss) Before Income Taxes	(13,292)	57,131	43,839	68,475	(27,762)	40,713
Income Tax Expense (Benefit)	(6,889)	23,538	16,649	25,336	(9,905)	15,431
Net Income (Loss)	(6,403)	33,593	27,190	43,139	(17,857)	25,282
Preferred Stock Dividends	2,872	—	2,872	2,873	—	2,873
Net Income (Loss) Available for Common Stockholders	$(9,275)	$33,593	$24,318	$40,266	$(17,857)	$22,409
Earnings (Loss) per Share
Basic	$(0.10)		$0.26	$0.53		$0.30
Diluted	$(0.10)		$0.24	$0.51		$0.27
Weighted Average Number of Common Shares Outstanding
Basic	93,833		93,833	75,782		75,782
Diluted	93,833		102,300	84,073		84,073
Net Income (Loss)	$(6,403)	$33,593	$27,190	$43,139	$(17,857)	$25,282
Other Comprehensive Loss
Crude Oil and Natural Gas Cash Flow Hedges
Unrealized change in fair value net of ineffective portion	56,993	(56,993)	—	(22,971)	22,971	—
Effective portion reclassified to earnings during the period	(1,988)	1,988	—	(7,348)	7,348	—
Total Other Comprehensive Loss	55,005	(55,005)	—	(30,319)	30,319	—
Income Tax Expense (Benefit)	19,252	(19,252)	—	(10,611)	10,611
Net Other Comprehensive Income (Loss)	35,753	(35,753)	—	(19,708)	19,708	—
Comprehensive Income	$29,350	$(2,160)	$27,190	$23,431	$1,851	$25,282

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

Note 20 — Restatement of Previously Issued Consolidated Financial Statements  – (continued)

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
	(In thousands)
Cash Flows From Operating Activities
Net income (loss)	$(6,403)	$33,593	$27,190	$43,139	$(17,857)	$25,282
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	161,266	(2,126)	159,140	100,216	(2,556)	97,660
Deferred income tax expense (benefit)	(7,169)	23,538	16,369	22,480	(9,906)	12,574
Change in fair value of derivative financial instruments	(2,574)	(52,521)	(55,095)	(2,357)	29,862	27,505
Accretion of asset retirement obligations	12,819	—	12,819	7,326	—	7,326
Loss (income) from equity method investees	(881)	(78)	(959)	1,793	314	2,107
Amortization and write-off of debt issuance costs and other	5,277	(2,533)	2,744	1,455	—	1,455
Stock-based compensation	1,779	—	1,779	3,532	—	3,532
Changes in operating assets and liabilities
Accounts receivable	23,313	—	23,313	(2,131)	—	(2,131)
Prepaid expenses and other current assets	7,661	—	7,661	(6,270)	—	(6,270)
Settlement of asset retirement obligations	(14,907)	—	(14,907)	(18,063)	—	(18,063)
Accounts payable and accrued liabilities	23,769	127	23,896	(43,221)	143	(43,078)
Net Cash Provided by Operating Activities	203,950	—	203,950	107,899	—	107,899
Net Cash Used in Investing Activities	(272,148)	—	(272,148)	(213,370)	—	(213,370)
Net Cash Provided by Financing Activities	41,892	—	41,892	122,833	—	122,833
Net Increase (Decrease) in Cash and Cash Equivalents	(26,306)	—	(26,306)	17,362	—	17,362
Cash and Cash Equivalents, beginning of period	145,806		145,806	—		—
Cash and Cash Equivalents, end of period	$119,500		$119,500	$17,362		$17,362

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

Note 21 — Supplemental Guarantor Information

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

The information is presented using the equity method of accounting for investments in subsidiaries. Transactions between entities are presented on a gross basis in the Bermuda parent company, EGC, the guarantor subsidiaries, and non-guarantor subsidiaries columns with consolidating entries presented in the eliminations column. The principal consolidating entries eliminate investments in subsidiaries, intercompany balances and intercompany revenues and expenses. The following supplemental condensed consolidating financial information has been prepared pursuant to the rules and regulations for condensed financial information and does not include all disclosures included in annual financial statements and should be read in conjunction with our consolidated financial statements and notes thereto included in the this Form 10-K.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

Note 21 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING BALANCE SHEET
(Restated) (Unaudited)

	September 30, 2014
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
ASSETS
Current Assets
Cash and cash equivalents	$121,359	$—	$—	$723	$(2,582)	$119,500
Accounts receivable
Oil and natural gas sales	—	—	107,416	44,373	(5,968)	145,821
Joint interest billings	—	2,064	—	12,362	—	14,426
Other	505	2,482	333	2,295	—	5,615
Prepaid expenses and other current assets	58	30,682	491	33,400	—	64,631
Deferred income taxes	—	—	—	24,587	—	24,587
Derivative financial instruments	—	21,553	—	2,262	—	23,815
Total Current Assets	121,922	56,781	108,240	120,002	(8,550)	398,395
Property and Equipment
Oil and natural gas properties, net	—	—	3,257,654	3,278,212	6,213	6,542,079
Other property and equipment, net	—	—	—	23,400	—	23,400
Total Property and Equipment, net	—	—	3,257,654	3,301,612	6,213	6,565,479
Other Assets
Goodwill	—	—	—	329,293	—	329,293
Derivative financial instruments	—	6,550	—	163	—	6,713
Equity investments	1,712,476	2,868,268	—	2,109,607	(6,650,031)	40,320
Intercompany receivables	110,116	1,740,275	—	—	(1,850,391)	—
Restricted cash	—	—	325	—	—	325
Other assets and debt issuance costs, net	177,946	42,265	—	11,634	(171,000)	60,845
Total Other Assets	2,000,538	4,657,358	325	2,450,697	(8,671,422)	437,496
Total Assets	$2,122,460	$4,714,139	$3,366,219	$5,872,311	$(8,673,759)	$7,401,370
LIABILITIES
Current Liabilities
Accounts payable	$—	$93,451	$144,590	$242,808	$(8,741)	$472,108
Accrued liabilities	4,664	42,061	25,494	111,441	(68,151)	115,509
Notes payable	—	19,368	—	—	—	19,368
Deferred income taxes	—	—	—	—	—	—
Asset retirement obligations	—	—	39,783	39,831	—	79,614
Derivative financial instruments	—	—	—	1,446	—	1,446
Current maturities of long-term debt	—	14,591	—	1,021	—	15,612
Total Current Liabilities	4,664	169,471	209,867	396,547	(76,892)	703,657
Long-term debt, less current maturities	345,741	2,361,717	—	1,263,959	(171,000)	3,800,417
Deferred income taxes	20,445	158,707	—	476,186	—	655,338
Asset retirement obligations	—	50	249,871	232,418	—	482,339
Intercompany payables	—	—	1,674,648	21,197	(1,695,845)	—
Other liabilities	—	—	—	8,009	—	8,009
Total Liabilities	370,850	2,689,945	2,134,386	2,398,316	(1,943,737)	5,649,760
Stockholders’ Equity
Preferred stock
7.25% Convertible perpetual preferred stock	—	—	—	—	—	—
5.625% Convertible perpetual preferred stock	1	—	—	—	—	1
Common stock	469	1	—	11	(12)	469
Additional paid-in capital	1,841,457	2,054,645	339,400	3,367,862	(5,761,907)	1,841,457
Accumulated earnings (deficit)	(90,317)	(30,452)	892,433	106,122	(968,103)	(90,317)
Total Stockholders’ Equity	1,751,610	2,024,194	1,231,833	3,473,995	(6,730,022)	1,751,610
Total Liabilities and Stockholders’ Equity	$2,122,460	$4,714,139	$3,366,219	$5,872,311	$(8,673,759)	$7,401,370

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

Note 21 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING BALANCE SHEET
(Restated) (Unaudited)

	June 30, 2014
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
ASSETS
Current Assets
Cash and cash equivalents	$135,703	$3,723	$—	$6,380	$—	$145,806
Accounts receivable
Oil and natural gas sales	—	—	127,773	50,990	(11,688)	167,075
Joint interest billings	—	1,833	—	11,065	—	12,898
Other	10	3,452	517	1,460	(1)	5,438
Prepaid expenses and other current assets	230	27,705	350	44,245	—	72,530
Deferred income taxes	—	27,424	—	25,163	—	52,587
Derivative financial instruments	—	1,425	—	—	—	1,425
Total Current Assets	135,943	65,562	128,640	139,303	(11,689)	457,759
Property and Equipment
Oil and natural gas properties, net	—	—	3,227,584	3,197,765	1,914	6,427,263
Other property and equipment, net	—	—	—	19,760	—	19,760
Total Property and Equipment, net	—	—	3,227,584	3,217,525	1,914	6,447,023
Other Assets
Goodwill	—	—	—	329,293	—	329,293
Derivative financial instruments	—	3,035	—	—	—	3,035
Equity investments	1,681,640	2,871,756	—	2,291,045	(6,803,798)	40,643
Intercompany receivables	102,489	1,627,931	—	80,983	(1,811,403)	—
Restricted cash	—	—	325	6,025	—	6,350
Other assets and debt issuance costs, net	178,299	42,155	—	7,940	(171,000)	57,394
Total Other Assets	1,962,428	4,544,877	325	2,715,286	(8,786,201)	436,715
Total Assets	$2,098,371	$4,610,439	$3,356,549	$6,072,114	$(8,795,976)	$7,341,497
LIABILITIES
Current Liabilities
Accounts payable	$—	$64,533	$150,909	$214,215	$(11,881)	$417,776
Accrued liabilities	1,640	12,501	28,750	154,587	(63,952)	133,526
Notes payable	—	21,967	—	—	—	21,967
Deferred income taxes	19,185	—	—	—	(19,185)	—
Asset retirement obligations	—	—	39,819	39,830	—	79,649
Derivative financial instruments	—	5,517	—	26,440	—	31,957
Current maturities of long-term debt	—	14,093	—	927	—	15,020
Total Current Liabilities	20,825	118,611	219,478	435,999	(95,018)	699,895
Long-term debt, less current maturities	342,986	2,305,906	—	1,266,732	(171,000)	3,744,624
Deferred income taxes	—	177,007	—	470,755	19,207	666,969
Asset retirement obligations	—	49	247,272	232,864	—	480,185
Derivative financial instruments	—	2,166	—	2,140	—	4,306
Intercompany payables	—	—	1,640,094	—	(1,640,094)	—
Other liabilities	—	—	—	10,958	—	10,958
Total Liabilities	363,811	2,603,739	2,106,844	2,419,448	(1,866,905)	5,606,937
Stockholders’ Equity
Preferred stock
7.25% Convertible perpetual preferred stock	—	—	—	—	—	—
5.625% Convertible perpetual preferred stock	1	—	—	—	—	1
Common stock	468	1		10	(11)	468
Additional paid-in capital	1,837,462	2,092,439	273,129	3,580,005	(5,945,573)	1,837,462
Accumulated earnings (deficit)	(103,371)	(85,740)	976,576	72,651	(963,487)	(103,371)
Total Stockholders’ Equity	1,734,560	2,006,700	1,249,705	3,652,666	(6,909,071)	1,734,560
Total Liabilities and Stockholders’ Equity	$2,098,371	$4,610,439	$3,356,549	$6,072,114	$(8,795,976)	$7,341,497

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

Note 21 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Restated) (Unaudited)

	For the Three Months Ended September 30, 2014
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenues
Crude oil sales	$—	$—	$211,840	$158,315	$—	$370,155
Natural gas sales	—	—	20,607	13,954	—	34,561
Gain on derivative financial instruments	—	34,868	—	21,857		56,725
Total Revenues	—	34,868	232,447	194,126	—	461,441
Costs and Expenses
Lease operating	—	(86)	85,746	56,925	—	142,585
Production taxes	—	14	1,121	1,958	—	3,093
Gathering and transportation	—	—	9,188	—	—	9,188
Depreciation, depletion and amortization	—	—	91,064	74,483	(6,407)	159,140
Accretion of asset retirement obligations	—	—	6,638	6,181	—	12,819
General and administrative expense	1,147	1,771	4,610	18,896	—	26,424
Total Costs and Expenses	1,147	1,699	198,367	158,443	(6,407)	353,249
Operating Income (Loss)	(1,147)	33,169	34,080	35,683	6,407	108,192
Other Income (Expense)
Income from equity method investees	30,839	61,901	—	3,043	(94,824)	959
Other income (expense) – net	5,172	484	—	5,349	(10,054)	951
Interest expense	(6,133)	(47,653)	(1,495)	(10,982)	—	(66,263)
Total Other Expense	29,878	14,732	(1,495)	(2,590)	(104,878)	(64,353)
Income (Loss) Before Income Taxes	28,731	47,901	32,585	33,093	(98,471)	43,839
Income Tax Expense (Benefit)	1,541	12,301	—	2,807	—	16,649
Net Income	27,190	35,600	32,585	30,286	(98,471)	27,190
Preferred Stock Dividends	2,872	—	—	—	—	2,872
Net Income Available for Common Stockholders	$24,318	$35,600	$32,585	$30,286	$(98,471)	$24,318

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

Note 21 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Restated) (Unaudited)

	For the Three Months Ended September 30, 2013
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenues
Crude oil sales	$—	$—	$290,966	$—	$—	$290,966
Natural gas sales	—	—	32,584	—	—	32,584
Loss on derivative financial instruments	—	(30,403)	—	—	—	(30,403)
Total Revenues	—	(30,403)	323,550	—	—	293,147
Costs and Expenses
Lease operating	—	(243)	86,006	—	—	85,763
Production taxes	—	15	1,383	—	—	1,398
Gathering and transportation	—	—	5,345	—	—	5,345
Depreciation, depletion and amortization	—	—	96,905	755	—	97,660
Accretion of asset retirement obligations	—	—	7,326	—	—	7,326
General and administrative expense	1,624	(205)	21,534	719	—	23,672
Total Costs and Expenses	1,624	(433)	218,499	1,474	—	221,164
Operating Income (Loss)	(1,624)	(29,970)	105,051	(1,474)	—	71,983
Other Income (Expense)
Income from equity method investees	23,601	111,204	—	45,607	(182,519)	(2,107)
Other income (expense) – net	4,723	483	—	4,488	(9,172)	522
Interest expense	(1)	(28,088)	(1,516)	(80)	—	(29,685)
Total Other Income (Expense)	28,323	83,599	(1,516)	50,015	(191,691)	(31,270)
Income (Loss) Before Income Taxes	26,699	53,629	103,535	48,541	(191,691)	40,713
Income Tax Expense (Benefit)	1,417	23,459	—	(9,445)	—	15,431
Net Income	25,282	30,170	103,535	57,986	(191,691)	25,282
Preferred Stock Dividends	2,873	—	—	—	—	2,873
Net Income Available for Common Stockholders	$22,409	$30,170	$103,535	$57,986	$(191,691)	$22,409

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

Note 21 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Restated) (Unaudited)

	For the Three Months Ended September 30, 2014
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
Cash Flows From Operating Activities
Net income (loss)	$27,190	$35,600	$32,585	$30,286	$(98,471)	$27,190
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	—	91,064	74,483	(6,407)	159,140
Deferred income tax expense	1,260	12,301	—	2,808	—	16,369
Change in fair value of derivative financial instruments	—	(35,047)	—	(20,048)	—	(55,095)
Accretion of asset retirement obligations	—	—	6,638	6,181	—	12,819
Loss from equity method investees	(30,839)	(61,901)	—	(3,043)	94,824	(959)
Amortization and write-off of debt issuance costs and other	3,108	(364)	—	—	—	2,744
Stock-based compensation	1,779	—	—	—	—	1,779
Changes in operating assets and liabilities						—
Accounts receivable	(496)	4,463	20,541	4,525	(5,720)	23,313
Prepaid expenses and other current assets	174	(2,977)	(141)	10,606	(1)	7,661
Settlement of asset retirement obligations	—	—	(7,717)	(7,190)	—	(14,907)
Accounts payable and accrued liabilities	(4,601)	(9,712)	(25,479)	(102,503)	166,191	23,896
Net Cash Provided by (Used in) Operating Activities	(2,425)	(57,637)	117,491	(3,895)	150,416	203,950
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	—	—	(287)	—	—	(287)
Capital expenditures	—	—	(124,151)	(155,859)	—	(280,010)
Change in equity method investments	—	—	—	154,282	(153,000)	1,282
Proceeds from the sale of properties	—	—	6,947	—	—	6,947
Other	—	—	—	(80)	—	(80)
Net Cash (Used in) Investing Activities	—	—	(117,491)	(1,657)	(153,000)	(272,148)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	2,217	—	—	—	—	2,217
Dividends to shareholders – common	(11,264)	—	—	—	—	(11,264)
Dividends to shareholders – preferred	(2,872)	—	—	—	—	(2,872)
Proceeds from long-term debt	—	510,120	—	—	—	510,120
Payments on long-term debt	—	(453,937)	—	(105)	—	(454,042)
Debt issuance costs	—	(2,250)	—	—	—	(2,250)
Other	—	(19)	—	—	2	(17)
Net Cash Provided by (Used in) Financing Activities	(11,919)	53,914	—	(105)	2	41,892
Net Decrease in Cash and Cash Equivalents	(14,344)	(3,723)	—	(5,657)	(2,582)	(26,306)
Cash and Cash Equivalents, beginning of period	135,703	3,723	—	6,380	—	145,806
Cash and Cash Equivalents, end of period	$121,359	$—	$—	$723	$(2,582)	$119,500

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

Note 21 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Restated) (Unaudited)

	For the Three Months Ended September 30, 2013
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
Cash Flows From Operating Activities
Net income (loss)	$25,282	$30,170	$103,535	$57,986	$(191,691)	$25,282
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	—	96,905	755	—	97,660
Deferred income tax expense	(1,439)	23,458	—	(9,445)	—	12,574
Change in fair value of derivative financial instruments	—	27,505	—	—	—	27,505
Accretion of asset retirement obligations	—	—	7,326	—	—	7,326
Loss from equity method investees	(23,601)	(111,204)	—	(45,607)	182,519	2,107
Amortization and write-off of debt issuance costs and other	—	1,445	—	10	—	1,455
Stock-based compensation	3,532	—	—	—	—	3,532
Changes in operating assets and liabilities
Accounts receivable	—	5,699	(2,356)	(1,049)	(4,425)	(2,131)
Prepaid expenses and other current assets	158	(4,070)	(41)	(2,318)	1	(6,270)
Settlement of asset retirement obligations	—	—	(18,063)	—	—	(18,063)
Accounts payable and accrued liabilities	5,850	(151,911)	20,389	75,884	6,710	(43,078)
Net Cash Provided by (Used in) Operating Activities	9,782	(178,908)	207,695	76,216	(6,886)	107,899
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	—	—	(15)	—	—	(15)
Capital expenditures	—	12,059	(209,428)	(989)	—	(198,358)
Change in equity method investments	—	—	—	(16,694)	—	(16,694)
Intercompany investment	(1,000)	—	—	—	1,000	—
Proceeds from the sale of properties	—	—	1,748	—	—	1,748
Other	—	—	—	(51)	—	(51)
Net Cash Used in (Provided by) Investing Activities	(1,000)	12,059	(207,695)	(17,734)	1,000	(213,370)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	3,267	—	—	—	—	3,267
Repurchase of company common stock	—	—	—	(35,210)	—	(35,210)
Dividends to shareholders – common	(9,096)	—	—	—	—	(9,096)
Dividends to shareholders – preferred	(2,873)	—	—	—	—	(2,873)
Proceeds from long-term debt	—	1,040,697	—	—	—	1,040,697
Payments on long-term debt	—	(865,128)	—	(103)	—	(865,231)
Debt issuance costs	—	(8,720)	—	—	—	(8,720)
Other	—	—	—	(1)	—	(1)
Net Cash Provided by (Used in) Financing Activities	(8,702)	166,849	—	(35,314)	—	122,833
Net Decrease in Cash and Cash Equivalents	80	—	—	23,168	(5,886)	17,362
Cash and Cash Equivalents, beginning of period	1,334	—	—	137	(1,471)	—
Cash and Cash Equivalents, end of period	$1,414	$—	$—	$23,305	$(7,357)	$17,362

Restated Quarterly Financial Statements for the Three and Six Months Ended December 31, 2014

ENERGY XXI LTD

CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	December 31, 2014 (Restated)	June 30, 2014 (Restated)
Current Assets
Cash and cash equivalents	$101,284	$145,806
Accounts receivable
Oil and natural gas sales	102,882	167,075
Joint interest billings	19,098	12,898
Other	30,728	5,438
Prepaid expenses and other current assets	50,178	72,530
Deferred income taxes	11,235	52,587
Derivative financial instruments	150,026	1,425
Total Current Assets	465,431	457,759
Property and Equipment
Oil and natural gas properties, net – full cost method of accounting, including $807.8 million and $1,165.7 million of unevaluated properties not being amortized at December 31, 2014 and June 30, 2014, respectively	6,549,530	6,427,263
Other property and equipment, net	23,833	19,760
Total Property and Equipment, net of accumulated depreciation, depletion, amortization and impairment	6,573,363	6,447,023
Other Assets
Goodwill	—	329,293
Derivative financial instruments	8,377	3,035
Equity investments	27,685	40,643
Restricted Cash	6,024	6,350
Other assets and debt issuance costs, net of accumulated amortization	50,128	57,394
Total Other Assets	92,214	436,715
Total Assets	$7,131,008	$7,341,497
LIABILITIES
Current Liabilities
Accounts payable	$312,568	$417,776
Accrued liabilities	91,665	133,526
Notes payable	12,175	21,967
Asset retirement obligations	79,573	79,649
Derivative financial instruments	—	31,957
Current maturities of long-term debt	21,702	15,020
Total Current Liabilities	517,683	699,895
Long-term debt, less current maturities	3,989,922	3,744,624
Deferred income taxes	682,063	666,969
Asset retirement obligations	470,523	480,185
Derivative financial instruments	—	4,306
Other liabilities	8,629	10,958
Total Liabilities	5,668,820	5,606,937

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI LTD

CONSOLIDATED BALANCE SHEETS – (continued)
(In thousands, except share information)
(Unaudited)

	December 31, 2014 (Restated)	June 30, 2014 (Restated)
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Preferred stock, $0.001 par value, 7,500,000 shares authorized at December 31, 2014 and June 30, 2014
7.25% Convertible perpetual preferred stock, 3,000 and 8,000 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively	$—	$—
5.625% Convertible perpetual preferred stock, 812,759 and 812,760 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively	1	1
Common stock, $0.005 par value, 200,000,000 shares authorized and 94,395,593 and 93,719,570 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively	471	468
Additional paid-in capital	1,842,152	1,837,462
Accumulated deficit	(380,436)	(103,371)
Total Stockholders’ Equity	1,462,188	1,734,560
Total Liabilities and Stockholders’ Equity	$7,131,008	$7,341,497

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI LTD

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014 (Restated)	2013 (Restated)	2014 (Restated)	2013 (Restated)
Revenues
Crude oil sales	$279,708	$263,627	$649,863	$554,593
Natural gas sales	31,801	31,138	66,362	63,722
Gain (loss) on derivative financial instruments	191,462	(20,951)	248,187	(51,354)
Total Revenues	502,971	273,814	964,412	566,961
Costs and Expenses
Lease operating	119,366	93,789	261,951	179,552
Production taxes	2,263	1,189	5,356	2,587
Gathering and transportation	4,771	5,978	13,959	11,323
Depreciation, depletion and amortization	175,155	101,156	334,295	198,816
Accretion of asset retirement obligations	12,798	7,425	25,617	14,751
Goodwill impairment	329,293	—	329,293	—
General and administrative expense	27,745	17,698	54,169	41,370
Total Costs and Expenses	671,391	227,235	1,024,640	448,399
Operating Income (Loss)	(168,420)	46,579	(60,228)	118,562
Other Income (Expense)
Income (loss) from equity method investees	(1,275)	(2,726)	(316)	(4,833)
Other income – net	991	913	1,942	1,435
Interest expense	(66,901)	(38,641)	(133,164)	(68,326)
Total Other Expense	(67,185)	(40,454)	(131,538)	(71,724)
Income (Loss) Before Income Taxes	(235,605)	6,125	(191,766)	46,838
Income Tax Expense (Benefit)	40,358	4,197	57,007	19,628
Net Income (Loss)	(275,963)	1,928	(248,773)	27,210
Preferred Stock Dividends	2,870	2,872	5,742	5,745
Net Income (Loss) Available for Common Stockholders	$(278,833)	$(944)	$(254,515)	$21,465
Earnings (Loss) per Share
Basic	$(2.97)	$(0.01)	$(2.71)	$0.29
Diluted	$(2.97)	$(0.01)	$(2.71)	$0.29
Weighted Average Number of Common Shares Outstanding
Basic	93,993	73,964	93,913	74,873
Diluted	93,993	73,964	93,913	74,956

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2014 (Restated)	2013 (Restated)
Cash Flows From Operating Activities
Net income (loss)	$(248,773)	$27,210
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	334,295	198,816
Goodwill impairment	329,293	—
Deferred income tax expense (benefit)	56,447	16,505
Change in fair value of derivative financial instruments	(175,731)	46,655
Accretion of asset retirement obligations	25,617	14,751
Loss (income) from equity method investees	316	4,833
Amortization and write-off of debt issuance costs and other	5,615	4,555
Stock-based compensation	2,632	3,971
Changes in operating assets and liabilities
Accounts receivable	33,819	16,999
Prepaid expenses and other current assets	22,483	6,219
Settlement of asset retirement obligations	(53,960)	(34,038)
Accounts payable and accrued liabilities	(170,745)	(44,776)
Net Cash Provided by Operating Activities	161,308	261,700
Cash Flows from Investing Activities
Acquisitions	(287)	(12,564)
Capital expenditures	(449,114)	(388,227)
Change in equity method investments	12,642	(11,694)
Transfers from (to) restricted cash	325	(746)
Proceeds from the sale of properties	6,947	1,748
Other	95	(72)
Net Cash Used in Investing Activities	(429,392)	(411,555)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	2,059	3,405
Proceeds from convertible debt allocated to additional paid-in capital	—	63,432
Repurchase of company common stock	—	(153,491)
Dividends to shareholders – common	(22,548)	(17,798)
Dividends to shareholders – preferred	(5,744)	(5,745)
Proceeds from long-term debt	1,011,948	1,764,685
Payments on long-term debt	(759,851)	(1,127,879)
Debt issuance costs	(2,302)	(18,923)
Other	—	(3)
Net Cash Provided by Financing Activities	223,562	507,683
Net Increase (Decrease) in Cash and Cash Equivalents	(44,522)	357,828
Cash and Cash Equivalents, beginning of period	145,806	—
Cash and Cash Equivalents, end of period	$101,284	$357,828

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
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

Interim Financial Statements.  The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in this Form 10-K.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

Note 3 — Acquisitions and Dispositions  – (continued)

The following table summarizes the preliminary purchase price allocation for the EPL Acquisition as of June 3, 2014 (in thousands):

	EPL Historical	Fair Value Adjustment	Total
	(Unaudited)
Current assets (excluding deferred income taxes)	$301,592	$1,274	$302,866
Oil and natural gas properties(a)
Evaluated (Including net ARO assets)	1,919,699	112,624	2,032,323
Unevaluated	41,896	859,886	901,782
Other property and equipment	7,787	—	7,787
Other assets	16,227	(9,002)	7,225
Current liabilities (excluding ARO)	(314,649)	(2,058)	(316,707)
ARO (current and long-term)	(260,161)	(13,211)	(273,372)
Debt (current and long-term)	(973,440)	(52,967)	(1,026,407)
Deferred income taxes(b)	(118,359)	(340,645)	(459,004)
Other long-term liabilities	(2,242)	797	(1,445)
Total fair value, excluding goodwill	618,350	556,698	1,175,048
Goodwill(c),(d)	—	329,293	329,293
Less cash acquired	—	—	206,075
Total purchase price	$618,350	$885,991	$1,298,266

(a)	EPL oil and gas properties were accounted for under the successful efforts method of accounting prior to the merger. After the merger, we are accounting for these oil and gas properties under the full cost method of accounting, which is consistent with our accounting policy.
(b)	Deferred income taxes have been recognized based on the estimated fair value adjustments to net assets using a 37% tax rate, which reflected the 35% federal statutory rate and a 2% weighted-average of the applicable statutory state tax rates (net of federal benefit).
(c)	See Note 4 — Goodwill within these quarterly consolidated financial statements for more information regarding goodwill impairment at December 31, 2014.
(d)	On April 2, 2013, EPL sold certain shallow water GoM Shelf oil and natural gas interests located within the non-operated Bay Marchand field to Chevron U.S.A. Inc. (“Chevron”) with an effective date of January 1, 2013. In September 2014, we were informed by Chevron that the final settlement statement did not reflect a portion of the related production in the months of January 2013 and February 2013 totaling approximately $2.1 million. After review of relevant supporting documents, we agreed to reimburse Chevron approximately $2.1 million. This resulted in an increase in liabilities assumed in the EPL Acquisition and a corresponding increase in goodwill of approximately $2.1 million; accordingly the June 30, 2014 comparative information has been retrospectively adjusted to increase the value of goodwill.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

Note 3 — Acquisitions and Dispositions  – (continued)

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

The EPL Acquisition resulted in goodwill primarily because the combined company resulted in a significantly increased enterprise value and this increased scale provided us with opportunities to increase our equity market liquidity, lower insurance costs, achieve operating efficiencies by utilizing EPL’s existing infrastructure and lower costs through optimization of offshore transport vehicles and consolidation of shore bases, lowering general and administrative expenditures by consolidating corporate support functions and utilizing complementary strengths and expertise of the technical staff of the two companies to timely identify and drill prospects. We can utilize the latest drilling and seismic acquisition technologies, namely dump-floods, horizontal drilling, WAZ and Full Azimuth Nodal (“FAN”) seismic technologies licensed by EPL, that enhance production and assist in identifying deep-seated structures in the shallow waters over a significantly broader asset portfolio concentrated in the GoM Shelf. In addition, goodwill also resulted from the requirement to recognize deferred taxes on the difference between the fair value and the tax basis of the acquired assets. During the quarter ended December 31, 2014, we recorded a goodwill impairment charge of $329.3 million to reduce the carrying value of goodwill to zero at December 31, 2014. See Note 4 —  Goodwill within these quarterly consolidated financial statements for more information regarding the impairment of goodwill at December 31, 2014.

In the year ended June 30, 2014, costs associated with the EPL Acquisition totaled approximately $13.6 million and were expensed as incurred. For the quarter ended December 31, 2014, our Consolidated Statement of Operations includes EPL’s operating revenues and net loss of $155.6 million and $275.5 million. For the six months ended December 31, 2014, our Consolidated Statement of Operations includes EPL’s operating revenues and net loss of $349.8 million and $301.7 million.

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

	Three Months Ended December 31, 2013	Six Months Ended December 31, 2013
Revenues	$424,053	$919,430
Net income (loss)	(23,071)	(8,413)
Net income (loss) available to Energy XXI common stockholders	(25,943)	(14,158)
Net income (loss) per share available to Energy XXI common stockholders:
Basic	$(0.27)	$(0.14)
Diluted	$(0.27)	$(0.14)

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

Note 3 — Acquisitions and Dispositions  – (continued)

The above supplemental unaudited pro forma financial information has been prepared for illustrative purposes only and is not intended to be indicative of the results of operations that actually would have occurred had the acquisition occurred on July 1, 2012, nor is such information indicative of any expected results of operations in future periods. The most significant pro forma adjustments for the three and six months ended December 31, 2013, were the following:

a.	Exclude $13.6 million and $17.0 million, respectively, of EPL’s exploration costs, impairment expense and gain on sales of assets accounted for under the successful efforts method of accounting to correspond with EXXI’s full cost method of accounting.
b.	Increase DD&A expense by $26.6 million and $44.7 million, respectively, for the EPL properties to correspond with EXXI’s full cost method of accounting.
c.	Increase interest expense by $13.1 million and $26.2 million, respectively, to reflect interest on the $650 million 6.875% Senior Notes and on additional borrowings under EXXI’s revolving credit facility. Decrease interest expense $3.3 million and $6.6 million, respectively, to reflect non-cash premium amortization due to the adjustment to fair value associated with the $510 million face value of EPL’s 8.25% Senior Notes assumed in the EPL acquisition.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

Note 4 — Goodwill  – (continued)

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

Note 5 — Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31, 2014 (Restated)	June 30, 2014 (Restated)
Oil and gas properties
Proved properties	$9,059,934	$8,247,352
Less: accumulated depreciation, depletion, amortization and impairment	3,318,218	2,985,790
Proved properties, net	5,741,716	5,261,562
Unevaluated properties	807,814	1,165,701
Oil and gas properties, net	6,549,530	6,427,263
Other property and equipment	45,709	39,272
Less: accumulated depreciation	21,876	19,512
Other property and equipment, net	23,833	19,760
Total property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$6,573,363	$6,447,023

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

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

EXXI M21K is a guarantor of a $100 million first lien credit facility agreement entered into by M21K. We have provided a guarantee related to the payment of asset retirement obligations and other liabilities by M21K related to the three acquisitions noted above. Further, EGC, an indirect wholly owned subsidiary of Energy XXI receives a management fee from M21K for providing administrative assistance in carrying out its operations. See Note 15 — Related Party Transactions within these quarterly consolidated financial statements.

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

As of December 31, 2014, our investment in EXXI M21K was approximately $27.7 million. We recorded an equity loss of $1.3 million and $0.3 million for the three and six months ended December 31, 2014, respectively. We recorded an equity loss of $2.7 million and $3.6 million for the three and six months ended December 31, 2013, respectively.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

Note 7 — Long-Term Debt  – (continued)

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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

Note 7 — Long-Term Debt  – (continued)

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

Note 7 — Long-Term Debt  – (continued)

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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

Note 8 — Notes Payable  – (continued)

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

Note 10 — Derivative Financial Instruments

We enter into hedging transactions to reduce exposure to fluctuations in the price of crude oil and natural gas. We enter into hedging transactions with multiple investment-grade rated counterparties, primarily financial institutions, to reduce the concentration of exposure to any individual counterparty. We use financially settled crude oil and natural gas puts, put spreads, swaps, zero-cost collars and three-way collars. Derivative financial instruments are recorded at fair value and included as either assets or liabilities in the consolidated balance sheets. Any gains or losses resulting from the change in fair value from hedging transactions are recorded as gain (loss) on derivative financial instruments in earnings as a component of revenue on the consolidated statements of operations.

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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
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

Subsequent to the EPL Acquisition, we assumed EPL’s existing hedges with contract terms beginning June 2014 through December 2015. EPL’s oil contracts were primarily swaps and benchmarked to Argus-LLS and Brent. During the quarter ended December 31, 2014, we monetized all the calendar 2015 Brent swap contracts keeping one natural gas contract intact.

As of December 31, 2014, we had the following net open crude oil derivative positions:

					Weighted Average Contract Price
Remaining Contract Term	Type of Contract	Index	Volumes (MBbls)		Collars/Put Spreads
				Sub Floor	Floor	Ceiling
January 2015 – December 2015	Three-Way Collars	Oil-Brent-IPE	3,650		$71.00	$91.00	$113.75
January 2015 – December 2015	Collars	ARGUS-LLS	1,825			80.00	123.38
January 2015 – December 2015	Puts	NYMEX-WTI	405			86.11
January 2015 – December 2015	Put Spreads	ARGUS-LLS	2,555		70.00	80.00
January 2015 – December 2015	Collars	NYMEX-WTI	548			75.00	85.00
January 2015 – December 2015	Bought Put	NYMEX-WTI	1,593			89.15
January 2015 – December 2015	Sold Put	NYMEX-WTI	(1,593)			(89.15)
January 2016 – December 2016	Collars	NYMEX-WTI	732			70.00	90.55

As of December 31, 2014, we had the following net open natural gas derivative position:

Remaining Contract Term	Type of Contract	Index	Volumes (MMBtu)	Swaps Fixed Price
January 2015 – December 2015	Swaps	NYMEX-HH	1,570	$4.31

The fair values of derivative instruments in our consolidated balance sheets were as follows (in thousands):

	Asset Derivative Instruments				Liability Derivative Instruments
	December 31, 2014		June 30, 2014		December 31, 2014		June 30, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative financial instruments	Current	$287,172	Current	$17,380	Current	$137,146	Current	$47,912
	Non-Current	10,670	Non-Current	9,595	Non-Current	2,293	Non-Current	10,866
Total Gross Derivative Commodity Instruments subject to enforceable master netting agreement		297,842		26,975		139,439		58,778
Derivative financial instruments	Current	(137,146)	Current	(15,955)	Current	(137,146)	Current	(15,955)
	Non-Current	(2,293)	Non-Current	(6,560)	Non-Current	(2,293)	Non-Current	(6,560)
Gross amounts offset in Balance Sheets		(139,439)		(22,515)		(139,439)		(22,515)
Net amounts presented in Balance Sheets	Current	150,026	Current	1,425	Current	—	Current	31,957
	Non-Current	8,377	Non-Current	3,035	Non-Current	—	Non-Current	4,306
		$158,403		$4,460		$—		$36,263

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

Note 10 — Derivative Financial Instruments  – (continued)

The following table presents information about the components of the gain (loss) on derivative instruments (in thousands).

Gain (loss) on derivative financial instruments	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Cash Settlements, net of amortization of purchased put premiums	$44,954	$(1,801)	$43,220	$(4,699)
Proceeds from monetizations, net	25,873	—	29,236	—
Change in fair value	120,635	(19,150)	175,731	(46,655)
Total gain (loss) on derivative financial instruments	$191,462	$(20,951)	$248,187	$(51,354)

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

Note 11 — Income Taxes

We are a Bermuda company and are generally not subject to income tax in Bermuda. We operate through our various subsidiaries in the United States; accordingly, income taxes have been provided based upon U.S. tax laws and rates as they apply to our current ownership structure. We estimate our annual effective tax rate for the current fiscal year and apply it to interim periods. However, in the current period, we have recorded a goodwill impairment charge of $329 million (see Note 4 — Goodwill within these quarterly consolidated financial statements). In light of the form of the transaction related to the acquisition of EPL on June 3, 2014, the goodwill recognized as a result of the EPL Acquisition during fiscal year 2014 did not have tax basis. Therefore, the goodwill impairment is nondeductible for federal and state income tax purposes. Currently, our estimated annual effective tax/(benefit) rate is approximately 30.5% excluding the effect of the goodwill impairment charge. For purposes of computing our interim provision (benefit) for income taxes, the goodwill impairment charge is treated as a discrete item in the quarter in which it occurred. Our actual effective tax/(benefit) rates for the three and six months ended December 31, 2014 were (17)% and (30)%, respectively. The variance from the U.S. statutory rate of 35% is primarily due to two elements: (i) the impairment of goodwill and (ii) a decrease to the statutory rate due to the presence of common permanent difference items (such as non-deductible compensation, meals and entertainment expenses) and non-U.S. activity in our Bermuda parent that is ineligible for U.S. tax benefit. Additionally, our Bermuda companies continue to record income tax expense reflecting 30% U.S. withholding tax on any interest (and interest equivalent) accrued on indebtedness of the U.S. companies held by the Bermuda companies. We have accrued an additional withholding obligation of $5.2 million for the six months ended December 31, 2014.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

Note 11 — Income Taxes  – (continued)

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

Note 12 — Stockholders’ Equity  – (continued)

As discussed in Note 7 — Long-Term Debt in the Notes to these quarterly consolidated financial statements, in November 2013, we sold $400 million of 3.0% Senior Convertible Notes. The $63.4 million allocated to the equity portion of the 3.0% Senior Convertible Notes, less offering costs of $1.4 million, were recorded as an increase in additional paid in capital.

As discussed in Note 3 — Acquisitions and Dispositions in the Notes to these quarterly consolidated financial statements, upon closing of the EPL Acquisition, we issued 23,320,955 shares of our common stock, including the treasury shares, as noted above, as part of the Merger Consideration.

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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

Note 14 — Employee Benefit Plans  – (continued)

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

Note 15 — Related Party Transactions

We have a 20% interest in EXXI M21K and account for this investment using the equity method. EXXI M21K is the guarantor of a $100 million line of credit entered into by M21K. See Note 6 — Equity Method Investments within these quarterly consolidated financial statements.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

Note 15 — Related Party Transactions  – (continued)

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

On April 1, 2014, EXXI GOM sold its interest in the Eugene Island 330 and the South Marsh Island 128 properties to M21K and on June 3, 2014, it sold 100% of its interests in the South Pass 49 field to EPL. See Note 3 — Acquisitions and Dispositions within these quarterly consolidated financial statements.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2014 (Restated)	2013 (Restated)	2014 (Restated)	2013 (Restated)
Net income (loss)	$(275,963)	$1,928	$(248,773)	$27,210
Preferred stock dividends	2,870	2,872	5,742	5,745
Net income (loss) available for common stockholders	$(278,833)	$(944)	$(254,515)	$21,465
Weighted average shares outstanding for basic EPS	93,993	73,964	93,913	74,873
Add dilutive securities	—	—	—	83
Weighted average shares outstanding for diluted EPS	93,993	73,964	93,913	74,956
Earnings (loss) per share
Basic	$(2.97)	$(0.01)	$(2.71)	$0.29
Diluted	$(2.97)	$(0.01)	$(2.71)	$0.29

For the three months ended December 31, 2014, 8,542,361 and 8,543,120 common stock equivalents, respectively, were excluded from the diluted average shares due to an anti-dilutive effect. For the three months ended December 31, 2013, 8,246,990 common stock equivalents were excluded from the diluted average shares due to an anti-dilutive effect.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

Note 18 — Fair Value of Financial Instruments  – (continued)

fair value hierarchy. The carrying value of the Revolving Credit Facility approximates its fair value because the interest rate is variable and reflective of market rates, which are Level 2 inputs within the fair value hierarchy.

Our commodity derivative instruments consist of financially settled crude oil and natural gas puts, swaps, put spreads, zero-cost collars and three way collars. We estimate the fair values of these instruments based on published forward commodity price curves, market volatility and contract terms as of the date of the estimate. The discount rate used in the discounted cash flow projections is based on published LIBOR rates. The fair values of commodity derivative instruments in an asset position include a measure of counterparty nonperformance risk, and the fair values of commodity derivative instruments in a liability position include a measure of our own nonperformance risk, each based on the current published issuer-weighted corporate default rates. See Note 10 — Derivative Financial Instruments within these quarterly consolidated financial statements.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

Note 18 — Fair Value of Financial Instruments  – (continued)

The following table describes the changes in our Level 3 financial instruments (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Liabilities:
Performance-based performance units
Balance at beginning of period	$841	$10,636	$6,910	$6,778
Vested	—	—	—	(7,188)
Grants charged to general and administrative expense	(732)	(559)	(6,801)	10,487
Balance at end of period	$109	$10,077	$109	$10,077

Note 19 — Prepayments and Accrued Liabilities

Prepayments and accrued liabilities consist of the following (in thousands):

	December 31, 2014	June 30, 2014
Prepaid expenses and other current assets
Advances to joint interest partners	$8,477	$10,336
Insurance	16,993	37,088
Inventory	7,030	7,020
Royalty deposit	10,263	12,262
Other	7,415	5,824
Total prepaid expenses and other current assets	$50,178	$72,530
Accrued liabilities
Advances from joint interest partners	2,961	2,667
Employee benefits and payroll	18,690	43,480
Interest payable	36,764	26,490
Accrued hedge payable	—	7,874
Undistributed oil and gas proceeds	23,988	34,473
Severance taxes payable	1,510	8,014
Other	7,752	10,528
Total accrued liabilities	$91,665	$133,526

Note 20 — Restatement of Previously Issued Consolidated Financial Statements

Prior to the issuance of this Form 10-K, we determined that the contemporaneous formal documentation that we had historically prepared to support our initial designations of derivative financial instruments as cash flow hedges in connection with our crude oil and natural gas hedging program did not meet the technical requirements to qualify for cash flow hedge accounting treatment in accordance with ASC Topic 815, Derivatives and Hedging. The primary reason for this determination was that the formal hedge documentation lacked specificity of the hedged items and, therefore, the designations failed to meet hedge documentation requirements for cash flow hedge accounting treatment. Consequently, unrealized gains or losses resulting from those derivative financial instruments should have been recorded in our consolidated statements of operations as a component of earnings. Under the cash flow hedge accounting treatment previously applied, we had recorded unrealized gains or losses resulting from changes in the fair value of our derivative financial instruments, net of the related tax impact, in accumulated other comprehensive income or loss until the

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

Note 20 — Restatement of Previously Issued Consolidated Financial Statements  – (continued)

production month when the associated hedge contracts were settled, at which time gains or losses associated with the settled contracts were reclassified to revenues.

The effects of the restatement on our consolidated financial statements are summarized below:

•	Gains and losses on derivative financial instruments previously reported as changes in accumulated other comprehensive income and as (gain) loss on derivative financial instruments within costs and expenses are now reported as gain (loss) on derivative financial instruments within revenue;
•	Amounts associated with settled contracts previously reported as oil sales and natural gas sales within revenue are now reported as gain (loss) on derivative financial instruments within revenue;
•	Ceiling tests previously prepared which included the impact of cash flow hedges within the ceiling have been recalculated changing the historical balances of our oil and natural gas properties and related impairments of oil and natural gas properties and depletion; and
•	Resulting adjustments required to deferred income taxes and income tax expense (benefit).

While these non-cash reclassifications impact revenues, net income (loss) in each period, net income (loss) attributable to common stockholders, and net income (loss) per common share, as well as total stockholders’ equity, they have no material impact on cash flows. Details of the restatement applicable to these quarterly consolidated financial statements are as follows:

	As of December 31, 2014			As of June 30, 2014
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
	(In thousands)
Total Current Assets	$465,431	$—	$465,431	$457,759	$—	$457,759
Property and Equipment
Oil and natural gas properties, net	6,642,565	(93,035)	6,549,530	6,524,602	(97,339)	6,427,263
Other property and equipment	23,833	—	23,833	19,760	—	19,760
Total Property and Equipment, net	6,666,398	(93,035)	6,573,363	6,544,362	(97,339)	6,447,023
Total Other Assets	92,214	—	92,214	436,715	—	436,715
Total Assets	$7,224,043	$(93,035)	$7,131,008	$7,438,836	$(97,339)	$7,341,497
Total Current Liabilities	$517,683	$—	$517,683	$699,895	$—	$699,895
Deferred Income Taxes	713,736	(31,673)	682,063	701,038	(34,069)	666,969
Other Non-Current Liabilities	4,469,074	—	4,469,074	4,240,073	—	4,240,073
Total Liabilities	5,700,493	(31,673)	5,668,820	5,641,006	(34,069)	5,606,937
Stockholders’ Equity
Preferred stock	1	—	1	1	—	1
Common stock	471	—	471	468	—	468
Additional paid-in capital	1,842,152	—	1,842,152	1,837,462	—	1,837,462
Accumulated deficit	(428,200)	47,764	(380,436)	(19,626)	(83,745)	(103,371)
Accumulated other comprehensive loss, net of income taxes	109,126	(109,126)	—	(20,475)	20,475	—
Total Stockholders’ Equity	1,523,550	(61,362)	1,462,188	1,797,830	(63,270)	1,734,560
Total Liabilities and Stockholders’ Equity	$7,224,043	$(93,035)	$7,131,008	$7,438,836	$(97,339)	$7,341,497

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

Note 20 — Restatement of Previously Issued Consolidated Financial Statements  – (continued)

	Three Months Ended December 31, 2014			Three Months Ended December 31, 2013
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
	(In thousands, except share information)
Revenues
Crude oil sales	$324,655	$(44,947)	$279,708	$262,230	$1,397	$263,627
Natural gas sales	33,100	(1,299)	31,801	34,586	(3,448)	31,138
Gain (loss) on derivative financial instruments	—	191,462	191,462	—	(20,951)	(20,951)
Total Revenues	357,755	145,216	502,971	296,816	(23,002)	273,814
Costs and Expenses
Depreciation, depletion and amortization	177,333	(2,178)	175,155	103,513	(2,357)	101,156
(Gain) loss on derivative financial instruments	(886)	886	—	5,722	(5,722)	—
All other costs and expenses	496,236	—	496,236	126,079	—	126,079
Total Costs and Expenses	672,683	(1,292)	671,391	235,314	(8,079)	227,235
Operating Income	(314,928)	146,508	(168,420)	61,502	(14,923)	46,579
Other Income (Expense)
Loss from equity method investees	(1,619)	344	(1,275)	(2,621)	(105)	(2,726)
Other income, net	991	—	991	913	—	913
Interest expense	(66,901)	—	(66,901)	(38,641)	—	(38,641)
Total Other Expense, net	(67,529)	344	(67,185)	(40,349)	(105)	(40,454)
Income Before Income Taxes	(382,457)	146,852	(235,605)	21,153	(15,028)	6,125
Income Tax Expense (Benefit)	(8,578)	48,936	40,358	10,658	(6,461)	4,197
Net Income	(373,879)	97,916	(275,963)	10,495	(8,567)	1,928
Preferred Stock Dividends	2,870	—	2,870	2,872	—	2,872
Net Income Available for Common Stockholders	$(376,749)	$97,916	$(278,833)	$7,623	$(8,567)	$(944)
Earnings per Share
Basic	$(4.01)		$(2.97)	$0.10		$(0.01)
Diluted	$(4.01)		$(2.97)	$0.10		$(0.01)
Weighted Average Number of Common Shares Outstanding
Basic	93,993		93,993	73,964		73,964
Diluted	93,993		93,993	74,053		73,964
Net Income	$(373,879)	$97,916	$(275,963)	$10,495	$(8,567)	$1,928
Other Comprehensive Loss
Crude Oil and Natural Gas Cash Flow Hedges
Unrealized change in fair value net of ineffective portion	195,607	(195,607)	—	(9,028)	9,028	—
Effective portion reclassified to earnings during the period	(51,225)	51,225	—	(8,357)	8,357	—
Total Other Comprehensive Loss	144,382	(144,382)	—	(17,385)	17,385	—
Income Tax Expense (Benefit)	50,534	(50,534)	—	(6,085)	6,085
Net Other Comprehensive Loss	93,848	(93,848)	—	(11,300)	11,300	—
Comprehensive Income	$(280,031)	$4,068	$(275,963)	$(805)	$2,733	$1,928

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

Note 20 — Restatement of Previously Issued Consolidated Financial Statements  – (continued)

	Six Months Ended December 31, 2014			Six Months Ended December 31, 2013
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
	(In thousands, except share information)
Revenues
Crude oil sales	$693,156	$(43,293)	$649,863	$551,459	$3,134	$554,593
Natural gas sales	67,830	(1,468)	66,362	69,949	(6,227)	63,722
Gain (loss) on derivative financial instruments	—	248,187	248,187	—	(51,354)	(51,354)
Total Revenues	760,986	203,426	964,412	621,408	(54,447)	566,961
Costs and Expenses
Depreciation, depletion and amortization	338,599	(4,304)	334,295	203,729	(4,913)	198,816
(Gain) loss on derivative financial instruments	(4,169)	4,169	—	7,163	(7,163)	—
All other costs and expenses	690,345	—	690,345	249,583	—	249,583
Total Costs and Expenses	1,024,775	(135)	1,024,640	460,475	(12,076)	448,399
Operating Income	(263,789)	203,561	(60,228)	160,933	(42,371)	118,562
Other Income (Expense)
Loss from equity method investees	(738)	422	(316)	(4,414)	(419)	(4,833)
Other income, net	1,942	—	1,942	1,435	—	1,435
Interest expense	(133,164)	—	(133,164)	(68,326)	—	(68,326)
Total Other Expense, net	(131,960)	422	(131,538)	(71,305)	(419)	(71,724)
Income Before Income Taxes	(395,749)	203,983	(191,766)	89,628	(42,790)	46,838
Income Tax Expense (Benefit)	(15,467)	72,474	57,007	35,994	(16,366)	19,628
Net Income	(380,282)	131,509	(248,773)	53,634	(26,424)	27,210
Preferred Stock Dividends	5,742	—	5,742	5,745	—	5,745
Net Income Available for Common Stockholders	$(386,024)	$131,509	$(254,515)	$47,889	$(26,424)	$21,465
Earnings per Share
Basic	$(4.11)		$(2.71)	$0.64		$0.29
Diluted	$(4.11)		$(2.71)	$0.64		$0.29
Weighted Average Number of Common Shares Outstanding
Basic	93,913		93,913	74,873		74,873
Diluted	93,913		93,913	74,956		74,956
Net Income	$(380,282)	$131,509	$(248,773)	$53,634	$(26,424)	$27,210
Other Comprehensive Loss
Crude Oil and Natural Gas Cash Flow Hedges
Unrealized change in fair value net of ineffective portion	252,600	(252,600)	—	(31,999)	31,999	—
Effective portion reclassified to earnings during the period	(53,214)	53,214	—	(15,705)	15,705	—
Total Other Comprehensive Loss	199,386	(199,386)	—	(47,704)	47,704	—
Income Tax Expense (Benefit)	69,785	(69,785)	—	(16,696)	16,696
Net Other Comprehensive Loss	129,601	(129,601)	—	(31,008)	31,008	—
Comprehensive Income	$(250,681)	$1,908	$(248,773)	$22,626	$4,584	$27,210

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

Note 20 — Restatement of Previously Issued Consolidated Financial Statements  – (continued)

	Six Months Ended December 31, 2014			Six Months Ended December 31, 2013
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
	(In thousands)
Cash Flows From Operating Activities
Net income (loss)	$(380,282)	$131,509	$(248,773)	$53,634	$(26,424)	$27,210
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	338,599	(4,304)	334,295	203,729	(4,913)	198,816
Goodwill impairment	329,293	—	329,293	—	—	—
Deferred income tax expense (benefit)	(16,027)	72,474	56,447	32,872	(16,367)	16,505
Change in fair value of derivative financial instruments	23,787	(199,518)	(175,731)	(364)	47,019	46,655
Accretion of asset retirement obligations	25,617	—	25,617	14,751	—	14,751
Loss (income) from equity method investees	738	(422)	316	4,414	419	4,833
Amortization and write-off of debt issuance costs and other	5,615	—	5,615	4,555	—	4,555
Stock-based compensation	2,632	—	2,632	3,971	—	3,971
Changes in operating assets and liabilities
Accounts receivable	33,819	—	33,819	16,999	—	16,999
Prepaid expenses and other current assets	22,483	—	22,483	6,219	—	6,219
Settlement of asset retirement obligations	(53,960)	—	(53,960)	(34,038)	—	(34,038)
Accounts payable and accrued liabilities	(171,006)	261	(170,745)	(45,042)	266	(44,776)
Net Cash Provided by Operating Activities	161,308	—	161,308	261,700	—	261,700
Net Cash Used in Investing Activities	(429,392)	—	(429,392)	(411,555)	—	(411,555)
Net Cash Provided by Financing Activities	223,562	—	223,562	507,683	—	507,683
Net Increase (Decrease) in Cash and Cash Equivalents	(44,522)	—	(44,522)	357,828	—	357,828
Cash and Cash Equivalents, beginning of period	145,806		145,806	—		—
Cash and Cash Equivalents, end of period	$101,284		$101,284	$357,828		$357,828

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

Note 21 — Supplemental Guarantor Information

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

The information is presented using the equity method of accounting for investments in subsidiaries. Transactions between entities are presented on a gross basis in the Bermuda parent company, EGC, the guarantor subsidiaries, and non-guarantor subsidiaries columns with consolidating entries presented in the eliminations column. The principal consolidating entries eliminate investments in subsidiaries, intercompany balances and intercompany revenues and expenses. The following supplemental condensed consolidating financial information has been prepared pursuant to the rules and regulations for condensed financial information and does not include all disclosures included in annual financial statements and should be read in conjunction with our consolidated financial statements and notes thereto included in the this Form 10-K.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

Note 21 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING BALANCE SHEET
(Restated) (Unaudited)

	December 31, 2014
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
ASSETS
Current Assets
Cash and cash equivalents	$102,034	$—	$—	$1,491	$(2,241)	$101,284
Accounts receivable
Oil and natural gas sales	—	—	76,150	33,211	(6,479)	102,882
Joint interest billings	—	1,940	—	17,194	(36)	19,098
Other	—	19,649	—	11,459	(380)	30,728
Prepaid expenses and other current assets	701	22,446	213	26,818	—	50,178
Deferred income taxes	—	—	—	11,235	—	11,235
Derivative financial instruments	—	148,022	—	2,004	—	150,026
Total Current Assets	102,735	192,057	76,363	103,412	(9,136)	465,431
Property and Equipment
Oil and natural gas properties, net	—	—	3,277,132	3,100,214	172,184	6,549,530
Other property and equipment, net	—	—	—	23,833	—	23,833
Total Property and Equipment, net	—	—	3,277,132	3,124,047	172,184	6,573,363
Other Assets
Derivative financial instruments	—	8,377	—	—	—	8,377
Equity investments	1,441,436	2,434,418	—	5,561,605	(9,409,774)	27,685
Intercompany receivables	112,374	1,939,906	—	—	(2,052,280)	—
Restricted cash	—	—	—	6,024	—	6,024
Other assets and debt issuance costs, net	177,585	40,036	1	3,506	(171,000)	50,128
Total Other Assets	1,731,395	4,422,737	1	5,571,135	(11,633,054)	92,214
Total Assets	$1,834,130	$4,614,794	$3,353,496	$8,798,594	$(11,470,006)	$7,131,008
LIABILITIES
Current Liabilities
Accounts payable	$—	$44,753	$144,630	$132,514	$(9,329)	$312,568
Accrued liabilities	1,702	23,157	17,843	121,277	(72,314)	91,665
Notes payable	—	12,175	—	—	—	12,175
Deferred income taxes	—	—	—	—	—	—
Asset retirement obligations	—	—	39,742	39,831	—	79,573
Current maturities of long-term debt	—	20,752	—	—	950	21,702
Total Current Liabilities	1,702	100,837	202,215	293,622	(80,693)	517,683
Long-term debt, less current maturities	348,547	2,551,309	—	1,262,016	(171,950)	3,989,922
Deferred income taxes	21,693	190,787	—	469,583	—	682,063
Asset retirement obligations	—	50	252,156	218,317	—	470,523
Intercompany payables	—	—	1,756,216	203,457	(1,959,673)	—
Other liabilities	—	—	—	8,629	—	8,629
Total Liabilities	371,942	2,842,983	2,210,587	2,455,624	(2,212,316)	5,668,820
Stockholders’ Equity
Preferred stock
7.25% Convertible perpetual preferred stock	—	—	—	—	—	—
5.625% Convertible perpetual preferred stock	1	—	—	—	—	1
Common stock	471	1	—	12	(13)	471
Additional paid-in capital	1,842,152	2,072,556	273,130	7,098,198	(9,443,884)	1,842,152
Accumulated earnings (deficit)	(380,436)	(300,746)	869,779	(755,240)	186,207	(380,436)
Total Stockholders’ Equity	1,462,188	1,771,811	1,142,909	6,342,970	(9,257,690)	1,462,188
Total Liabilities and Stockholders’ Equity	$1,834,130	$4,614,794	$3,353,496	$8,798,594	$(11,470,006)	$7,131,008

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

Note 21 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING BALANCE SHEET
(Restated) (Unaudited)

	June 30, 2014
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
ASSETS
Current Assets
Cash and cash equivalents	$135,703	$3,723	$—	$6,380	$—	$145,806
Accounts receivable
Oil and natural gas sales	—	—	127,773	50,990	(11,688)	167,075
Joint interest billings	—	1,833	—	11,065	—	12,898
Other	10	3,452	517	1,460	(1)	5,438
Prepaid expenses and other current assets	230	27,705	350	44,245	—	72,530
Deferred income taxes	—	27,424	—	25,163	—	52,587
Derivative financial instruments	—	1,425	—	—	—	1,425
Total Current Assets	135,943	65,562	128,640	139,303	(11,689)	457,759
Property and Equipment
Oil and natural gas properties, net	—	—	3,227,584	3,197,765	1,914	6,427,263
Other property and equipment, net	—	—	—	19,760	—	19,760
Total Property and Equipment, net	—	—	3,227,584	3,217,525	1,914	6,447,023
Other Assets
Goodwill	—	—	—	329,293	—	329,293
Derivative financial instruments	—	3,035	—	—	—	3,035
Equity investments	1,681,640	2,871,756	—	2,291,045	(6,803,798)	40,643
Intercompany receivables	102,489	1,627,931	—	80,983	(1,811,403)	—
Restricted cash	—	—	325	6,025	—	6,350
Other assets and debt issuance costs, net	178,299	42,155	—	7,940	(171,000)	57,394
Total Other Assets	1,962,428	4,544,877	325	2,715,286	(8,786,201)	436,715
Total Assets	$2,098,371	$4,610,439	$3,356,549	$6,072,114	$(8,795,976)	$7,341,497
LIABILITIES
Current Liabilities
Accounts payable	$—	$64,533	$150,909	$214,215	$(11,881)	$417,776
Accrued liabilities	1,640	12,501	28,750	154,587	(63,952)	133,526
Notes payable	—	21,967	—	—	—	21,967
Deferred income taxes	19,185	—	—	—	(19,185)	—
Asset retirement obligations	—	—	39,819	39,830	—	79,649
Derivative financial instruments	—	5,517	—	26,440	—	31,957
Current maturities of long-term debt	—	14,093	—	927	—	15,020
Total Current Liabilities	20,825	118,611	219,478	435,999	(95,018)	699,895
Long-term debt, less current maturities	342,986	2,305,906	—	1,266,732	(171,000)	3,744,624
Deferred income taxes	—	177,007	—	470,755	19,207	666,969
Asset retirement obligations	—	49	247,272	232,864	—	480,185
Derivative financial instruments	—	2,166	—	2,140	—	4,306
Intercompany payables	—	—	1,640,094	—	(1,640,094)	—
Other liabilities	—	—	—	10,958	—	10,958
Total Liabilities	363,811	2,603,739	2,106,844	2,419,448	(1,886,905)	5,606,937
Stockholders’ Equity
Preferred stock
7.25% Convertible perpetual preferred stock	—	—	—	—	—	—
5.625% Convertible perpetual preferred stock	1	—	—	—	—	1
Common stock	468	1		10	(11)	468
Additional paid-in capital	1,837,462	2,092,439	273,129	3,580,005	(5,945,573)	1,837,462
Accumulated earnings (deficit)	(103,371)	(85,740)	976,576	72,651	(963,487)	(103,371)
Total Stockholders’ Equity	1,734,560	2,006,700	1,249,705	3,652,666	(6,909,071)	1,734,560
Total Liabilities and Stockholders’ Equity	$2,098,371	$4,610,439	$3,356,549	$6,072,114	$(8,795,976)	$7,341,497

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

Note 21 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Restated) (Unaudited)

	For the Three Months Ended December 31, 2014
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenues
Crude oil sales	$—	$—	$158,883	$120,825	$—	$279,708
Natural gas sales	—	—	19,253	12,548	—	31,801
Gain on derivative financial instruments	—	169,226	—	22,236	—	191,462
Total Revenues	—	169,226	178,136	155,609	—	502,971
Costs and Expenses
Lease operating	—	86	62,828	56,452	—	119,366
Production taxes	—	2	957	1,304	—	2,263
Gathering and transportation	—	—	4,771	—	—	4,771
Depreciation, depletion and amortization	—	—	98,461	89,361	(12,667)	175,155
Accretion of asset retirement obligations	—	—	6,700	6,098	—	12,798
Goodwill impairment	—	—	—	482,598	(153,305)	329,293
General and administrative expense	2,348	1,939	25,655	(2,197)	—	27,745
Total Costs and Expenses	2,348	2,027	199,372	633,616	(165,972)	671,391
Operating Income (Loss)	(2,348)	167,199	(21,236)	(478,007)	165,972	(168,420)
Other Income (Expense)
Income from equity method investees	(278,486)	(357,623)	—	(361,702)	996,536	(1,275)
Other income (expense) – net	5,144	485	—	3,611	(8,249)	991
Interest expense	(6,188)	(48,273)	(1,419)	(29,324)	18,303	(66,901)
Total Other Expense	(279,530)	(405,411)	(1,419)	(387,415)	1,006,590	(67,185)
Income (Loss) Before Income Taxes	(281,878)	(238,212)	(22,655)	(865,422)	1,172,562	(235,605)
Income Tax Expense (Benefit)	1,528	32,086	—	6,744	—	40,358
Net Income (Loss)	(283,406)	(270,298)	(22,655)	(872,166)	1,172,562	(275,963)
Preferred Stock Dividends	2,870	—	—	—	—	2,870
Net Income (Loss) Available for Common Stockholders	$(286,276)	$(270,298)	$(22,655)	$(872,166)	$1,172,562	$(278,833)

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

Note 21 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Restated) (Unaudited)

	For the Three Months Ended December 31, 2013
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenues
Crude oil sales	$—	$—	$263,627	$—	$—	$263,627
Natural gas sales	—	—	31,138	—	—	31,138
Loss on derivative financial instruments	—	(20,951)	—	—	—	(20,951)
Total Revenues	—	(20,951)	294,765	—	—	273,814
Costs and Expenses
Lease operating	—	(613)	94,402	—	—	93,789
Production taxes	—	12	1,177	—	—	1,189
Gathering and transportation	—	—	5,978	—	—	5,978
Depreciation, depletion and amortization	—	—	100,155	1,001	—	101,156
Accretion of asset retirement obligations	—	—	7,425	—	—	7,425
General and administrative expense	1,264	522	14,641	1,271	—	17,698
Total Costs and Expenses	1,264	(79)	223,778	2,272	—	227,235
Operating Income (Loss)	(1,264)	(20,872)	70,987	(2,272)	—	46,579
Other Income (Expense)
Income from equity method investees	2,516	57,885	—	(52,445)	(10,682)	(2,726)
Other income (expense) – net	5,110	487	—	72,587	(77,271)	913
Interest expense	(2,729)	(34,321)	(1,516)	(18,418)	18,343	(38,641)
Total Other Income (Expense)	4,897	24,051	(1,516)	1,724	(69,610)	(40,454)
Income (Loss) Before Income Taxes	3,633	3,179	69,471	(548)	(69,610)	6,125
Income Tax Expense (Benefit)	1,705	(3,758)	—	6,250	—	4,197
Net Income (Loss)	1,928	6,937	69,471	(6,798)	(69,610)	1,928
Preferred Stock Dividends	2,872	—	—	—	—	2,872
Net Income (Loss) Available for Common Stockholders	$(944)	$6,937	$69,471	$(6,798)	$(69,610)	$(944)

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

Note 21 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Restated) (Unaudited)

	For the Six Months Ended December 31, 2014
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenues
Crude oil sales	$—	$—	$370,723	$279,140	$—	$649,863
Natural gas sales	—	—	39,860	26,502	—	66,362
Gain on derivative financial instruments	—	204,094	—	44,093	—	248,187
Total Revenues	—	204,094	410,583	349,735	—	964,412
Costs and Expenses
Lease operating	—	—	148,574	113,377	—	261,951
Production taxes	—	16	2,078	3,262	—	5,356
Gathering and transportation	—	—	13,959	—	—	13,959
Depreciation, depletion and amortization	—	—	189,525	163,844	(19,074)	334,295
Accretion of asset retirement obligations	—	—	13,338	12,279	—	25,617
Goodwill impairment	—	—	—	482,598	(153,305)	329,293
General and administrative expense	3,495	3,710	30,265	16,699	—	54,169
Total Costs and Expenses	3,495	3,726	397,739	792,059	(172,379)	1,024,640
Operating Income (Loss)	(3,495)	200,368	12,844	(442,324)	172,379	(60,228)
Other Income (Expense)
Income from equity method investees	(247,647)	(295,722)	—	(358,659)	901,712	(316)
Other income (expense) – net	10,316	969	—	8,960	(18,303)	1,942
Interest expense	(12,321)	(95,926)	(2,914)	(40,306)	18,303	(133,164)
Total Other Expense	(249,652)	(390,679)	(2,914)	(390,005)	901,712	(131,538)
Income (Loss) Before Income Taxes	(253,147)	(190,311)	9,930	(832,329)	1,074,091	(191,766)
Income Tax Expense (Benefit)	3,069	44,387	—	9,551	—	57,007
Net Income (Loss)	(256,216)	(234,698)	9,930	(841,880)	1,074,091	(248,773)
Preferred Stock Dividends	5,742	—	—	—	—	5,742
Net Income (Loss) Available for Common Stockholders	$(261,958)	$(234,698)	$9,930	$(841,880)	$1,074,091	$(254,515)

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

Note 21 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Restated) (Unaudited)

	For the Six Months Ended December 31, 2013
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenues
Crude oil sales	$—	$—	$554,593	$—	$—	$554,593
Natural gas sales	—	—	63,722	—	—	63,722
Loss on derivative financial instruments	—	(51,354)	—	—	—	(51,354)
Total Revenues	—	(51,354)	618,315	—	—	566,961
Costs and Expenses
Lease operating	—	(856)	180,408	—	—	179,552
Production taxes	—	27	2,560	—	—	2,587
Gathering and transportation	—	—	11,323	—	—	11,323
Depreciation, depletion and amortization	—	—	197,060	1,756	—	198,816
Accretion of asset retirement obligations	—	—	14,751	—	—	14,751
General and administrative expense	2,888	317	36,175	1,990	—	41,370
Total Costs and Expenses	2,888	(512)	442,277	3,746	—	448,399
Operating Income (Loss)	(2,888)	(50,842)	176,038	(3,746)	—	118,562
Other Income (Expense)
Income from equity method investees	26,117	169,089	—	(6,838)	(193,201)	(4,833)
Other income (expense) – net	9,833	970	—	77,075	(86,443)	1,435
Interest expense	(2,730)	(62,409)	(3,032)	(18,498)	18,343	(68,326)
Total Other Income (Expense)	33,220	107,650	(3,032)	51,739	(261,301)	(71,724)
Income (Loss) Before Income Taxes	30,332	56,808	173,006	47,993	(261,301)	46,838
Income Tax Expense (Benefit)	3,122	19,701	—	(3,195)	—	19,628
Net Income (Loss)	27,210	37,107	173,006	51,188	(261,301)	27,210
Preferred Stock Dividends	5,745	—	—	—	—	5,745
Net Income (Loss) Available for Common Stockholders	$21,465	$37,107	$173,006	$51,188	$(261,301)	$21,465

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

Note 21 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Restated) (Unaudited)

	For the Six Months Ended December 31, 2014
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
Cash Flows From Operating Activities
Net income (loss)	$(256,216)	$(234,698)	$9,930	$(841,880)	$1,074,091	$(248,773)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	—	189,525	163,844	(19,074)	334,295
Goodwill impairment	—	—	—	482,598	(153,305)	329,293
Deferred income tax expense	2,508	45,562	—	8,377	—	56,447
Change in fair value of derivative financial instruments	—	(161,075)	—	(14,656)	—	(175,731)
Accretion of asset retirement obligations	—	—	13,338	12,279	—	25,617
Loss from equity method investees	247,647	295,722	—	358,659	(901,712)	316
Amortization and write-off of debt issuance costs and other	6,274	4,421	—	(5,080)	—	5,615
Stock-based compensation	2,632	—	—	—	—	2,632
Changes in operating assets and liabilities						—
Accounts receivable	10	(20,454)	52,556	1,707	—	33,819
Prepaid expenses and other current assets	(470)	5,259	137	17,557	—	22,483
Settlement of asset retirement obligations	—	—	(53,960)	—	—	(53,960)
Accounts payable and accrued liabilities	(9,821)	(188,469)	(18,207)	(105,007)	150,759	(170,745)
Net Cash Provided by (Used in) Operating Activities	(7,436)	(253,732)	193,319	78,398	150,759	161,308
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	—	—	(287)	—	—	(287)
Capital expenditures	—	—	(200,304)	(248,810)	—	(449,114)
Change in equity method investments	—	—	—	12,642	—	12,642
Intercompany investment	—	—	—	153,000	(153,000)	—
Transfers from restricted cash	—	—	325	—	—	325
Proceeds from the sale of properties	—	—	6,947	—	—	6,947
Other	—	—	—	95	—	95
Net Cash (Used in) Investing Activities	—	—	(193,319)	(83,073)	(153,000)	(429,392)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	2,059	—	—	—	—	2,059
Dividends to shareholders – common	(22,548)	—	—	—	—	(22,548)
Dividends to shareholders – preferred	(5,744)	—	—	—	—	(5,744)
Proceeds from long-term debt	—	1,011,948	—	—	—	1,011,948
Payments on long-term debt	—	(759,637)	—	(214)	—	(759,851)
Debt issuance costs	—	(2,302)	—	—	—	(2,302)
Other	—	—	—	—	—	—
Net Cash Provided by (Used in) Financing Activities	(26,233)	250,009	—	(214)	—	223,562
Net Decrease in Cash and Cash Equivalents	(33,669)	(3,723)	—	(4,889)	(2,241)	(44,522)
Cash and Cash Equivalents, beginning of period	135,703	3,723	—	6,380	—	145,806
Cash and Cash Equivalents, end of period	$102,034	$—	$—	$1,491	$(2,241)	$101,284

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

Note 21 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Restated) (Unaudited)

	For the Six Months Ended December 31, 2013
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
Cash Flows From Operating Activities
Net income (loss)	$27,210	$37,107	$173,006	$51,188	$(261,301)	$27,210
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	—	197,060	1,756	—	198,816
Deferred income tax expense	—	19,541	—	(3,036)	—	16,505
Change in fair value of derivative financial instruments	—	46,655	—	—	—	46,655
Accretion of asset retirement obligations	—	—	14,751	—	—	14,751
Loss from equity method investees	(26,117)	(169,089)	—	6,838	193,201	4,833
Amortization and write-off of debt issuance costs and other	1,463	3,071	—	21	—	4,555
Stock-based compensation	3,971	—	—	—	—	3,971
Changes in operating assets and liabilities
Accounts receivable	—	11,294	6,735	(1,030)	—	16,999
Prepaid expenses and other current assets	(364)	6,561	(95)	117	—	6,219
Settlement of asset retirement obligations	—	—	(34,038)	—	—	(34,038)
Accounts payable and accrued liabilities	(20,158)	(266,929)	60,740	112,000	69,571	(44,776)
Net Cash Provided by (Used in) Operating Activities	(13,995)	(311,789)	418,159	167,854	1,471	261,700
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	—	—	(12,564)	—	—	(12,564)
Capital expenditures	—	19,618	(406,597)	(1,248)	—	(388,227)
Change in equity method investments	—	—	—	(11,694)	—	(11,694)
Transfers to restricted cash	—	—	(746)	—	—	(746)
Proceeds from the sale of properties	—	—	1,748	—	—	1,748
Other	—	—	—	(72)	—	(72)
Net Cash Used in (Provided by) Investing Activities	—	19,618	(418,159)	(13,014)	—	(411,555)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	3,405	—	—	—	—	3,405
Proceeds from convertible debt allocated to additional paid-in capital	63,432	—	—	—	—	63,432
Repurchase of company common stock	—	—	—	(153,491)	—	(153,491)
Dividends to shareholders – common	(17,798)	—	—	—	—	(17,798)
Dividends to shareholders – preferred	(5,745)	—	—	—	—	(5,745)
Proceeds from long-term debt	336,568	1,428,117	—	—	—	1,764,685
Payments on long-term debt	—	(1,127,673)	—	(206)	—	(1,127,879)
Debt issuance costs	(9,166)	(9,757)	—	—	—	(18,923)
Other	—	—	—	(3)	—	(3)
Net Cash Provided by (Used in) Financing Activities	370,696	290,687	—	(153,700)	—	507,683
Net Decrease in Cash and Cash Equivalents	356,701	(1,484)	—	1,140	1,471	357,828
Cash and Cash Equivalents, beginning of period	1,334	—	—	137	(1,471)	—
Cash and Cash Equivalents, end of period	$358,035	$(1,484)	$—	$1,277	$—	$357,828

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

Note 22 — Subsequent Events

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

Restated Quarterly Financial Statements for the Three and Nine Months Ended March 31, 2015

ENERGY XXI LTD

CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	March 31, 2015 (Restated)	June 30, 2014 (Restated)
Current Assets
Cash and cash equivalents	$602,024	$145,806
Accounts receivable
Oil and natural gas sales	83,919	167,075
Joint interest billings	16,176	12,898
Other	25,244	5,438
Prepaid expenses and other current assets	39,608	72,530
Deferred income taxes	16,959	52,587
Derivative financial instruments	52,822	1,425
Total Current Assets	836,752	457,759
Property and Equipment
Oil and natural gas properties, net – full cost method of accounting, including $680.0 million and $1,165.7 million of unevaluated properties not being amortized at March 31, 2015 and June 30, 2014, respectively	5,851,833	6,427,263
Other property and equipment, net	22,759	19,760
Total Property and Equipment, net of accumulated depreciation, depletion, amortization and impairment	5,874,592	6,447,023
Other Assets
Goodwill	—	329,293
Derivative financial instruments	9,767	3,035
Equity investments	25,050	40,643
Restricted Cash	6,024	6,350
Other assets and debt issuance costs, net of accumulated amortization	83,158	57,394
Total Other Assets	123,999	436,715
Total Assets	$6,835,343	$7,341,497
LIABILITIES
Current Liabilities
Accounts payable	$192,472	$417,776
Accrued liabilities	117,574	133,526
Notes payable	4,949	21,967
Asset retirement obligations	68,392	79,649
Derivative financial instruments	—	31,957
Current maturities of long-term debt	17,282	15,020
Total Current Liabilities	400,669	699,895
Long-term debt, less current maturities	4,595,770	3,744,624
Deferred income taxes	397,543	666,969
Asset retirement obligations	469,033	480,185
Derivative financial instruments	71	4,306
Other liabilities	8,168	10,958
Total Liabilities	5,871,254	5,606,937

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI LTD

CONSOLIDATED BALANCE SHEETS – (continued)
(In thousands, except share information)
(Unaudited)

	March 31, 2015 (Restated)	June 30, 2014 (Restated)
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Preferred stock, $0.001 par value, 7,500,000 shares authorized at March 31, 2015 and June 30, 2014
7.25% Convertible perpetual preferred stock, 3,000 and 8,000 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	$—	$—
5.625% Convertible perpetual preferred stock, 812,759 and 812,760 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	1	1
Common stock, $0.005 par value, 200,000,000 shares authorized and 94,428,557 and 93,719,570 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	471	468
Additional paid-in capital	1,842,919	1,837,462
Accumulated deficit	(879,302)	(103,371)
Total Stockholders’ Equity	964,089	1,734,560
Total Liabilities and Stockholders’ Equity	$6,835,343	$7,341,497

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI LTD

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015 (Restated)	2014 (Restated)	2015 (Restated)	2014 (Restated)
Revenues
Crude oil sales	$177,605	$254,641	$827,468	$809,234
Natural gas sales	27,012	37,562	93,374	101,284
Gain (loss) on derivative financial instruments	16,963	(7,349)	265,150	(58,703)
Total Revenues	221,580	284,854	1,185,992	851,815
Costs and Expenses
Lease operating	108,110	83,624	370,061	263,176
Production taxes	1,537	1,090	6,893	3,677
Gathering and transportation	3,726	5,700	17,685	17,023
Depreciation, depletion and amortization	187,947	97,708	522,242	296,524
Accretion of asset retirement obligations	12,106	6,066	37,723	20,817
Impairment of oil and natural gas properties	569,616	—	569,616	—
Goodwill impairment	—	—	329,293	—
General and administrative expense	37,121	24,208	91,290	65,578
Total Costs and Expenses	920,163	218,396	1,944,803	666,795
Operating Income (Loss)	(698,583)	66,458	(758,811)	185,020
Other Income (Expense)
Loss from equity method investees	(2,635)	(1,097)	(2,951)	(5,930)
Other income – net	1,231	867	3,173	2,302
Interest expense	(85,039)	(42,700)	(218,203)	(111,026)
Total Other Expense	(86,443)	(42,930)	(217,981)	(114,654)
Income (Loss) Before Income Taxes	(785,026)	23,528	(976,792)	70,366
Income Tax Expense (Benefit)	(289,965)	17,210	(232,958)	36,838
Net Income (Loss)	(495,061)	6,318	(743,834)	33,528
Preferred Stock Dividends	2,862	2,872	8,605	8,617
Net Income (Loss) Available for Common Stockholders	$(497,923)	$3,446	$(752,439)	$24,911
Earnings (Loss) per Share
Basic	$(5.27)	$0.05	$(8.00)	$0.34
Diluted	$(5.27)	$0.05	$(8.00)	$0.34
Weighted Average Number of Common Shares Outstanding
Basic	94,408	70,437	94,076	73,415
Diluted	94,408	70,502	94,076	73,493

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2015 (Restated)	2014 (Restated)
Cash Flows From Operating Activities
Net income (loss)	$(743,834)	$33,528
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	522,242	296,524
Impairment of oil and natural gas properties	569,616	—
Goodwill impairment	329,293	—
Deferred income tax expense (benefit)	(233,798)	33,475
Change in fair value of derivative financial instruments	(85,086)	46,915
Accretion of asset retirement obligations	37,723	20,817
Loss from equity method investees	2,951	5,930
Amortization and write-off of debt issuance costs and other	17,942	9,715
Stock-based compensation	3,271	5,292
Changes in operating assets and liabilities
Accounts receivable	62,163	20,551
Prepaid expenses and other assets	32,938	28,130
Settlement of asset retirement obligations	(77,235)	(46,269)
Accounts payable and accrued liabilities	(277,854)	(8,692)
Net Cash Provided by Operating Activities	160,332	445,916
Cash Flows from Investing Activities
Acquisitions	(301)	(35,082)
Capital expenditures	(512,302)	(574,824)
Insurance payments received	2,669	—
Change in equity method investments	12,642	(11,694)
Transfer from (to) restricted cash	325	(325)
Proceeds from the sale of properties	7,093	1,748
Other	185	624
Net Cash Used in Investing Activities	(489,689)	(619,553)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	2,187	3,844
Proceeds from convertible debt allocated to additional paid-in capital	—	63,432
Repurchase of company common stock	—	(184,263)
Dividends to shareholders – common	(23,492)	(26,238)
Dividends to shareholders – preferred	(8,605)	(8,617)
Proceeds from long-term debt	2,586,572	2,039,759
Payments on long-term debt	(1,729,355)	(1,391,379)
Debt issuance costs	(41,732)	(19,199)
Net Cash Provided by Financing Activities	785,575	477,339
Net Increase in Cash and Cash Equivalents	456,218	303,702
Cash and Cash Equivalents, beginning of period	145,806	—
Cash and Cash Equivalents, end of period	$602,024	$303,702

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
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

Interim Financial Statements.  The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in this Form 10-K.

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
FOR THE NINE MONTHS ENDED MARCH 31, 2015
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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

Note 3 — Acquisitions and Dispositions – (continued)

The following table summarizes the preliminary purchase price allocation for the EPL Acquisition as of June 3, 2014 (in thousands):

	EPL Historical	Fair Value Adjustment	Total
	(Unaudited)
Current assets (excluding deferred income taxes)	$301,592	$1,274	$302,866
Oil and natural gas properties(a)
Evaluated (Including net ARO assets)	1,919,699	112,624	2,032,323
Unevaluated	41,896	859,886	901,782
Other property and equipment	7,787	—	7,787
Other assets	16,227	(9,002)	7,225
Current liabilities (excluding ARO)	(314,649)	(2,058)	(316,707)
ARO (current and long-term)	(260,161)	(13,211)	(273,372)
Debt (current and long-term)	(973,440)	(52,967)	(1,026,407)
Deferred income taxes(b)	(118,359)	(340,645)	(459,004)
Other long-term liabilities	(2,242)	797	(1,445)
Total fair value, excluding goodwill	618,350	556,698	1,175,048
Goodwill(c),(d)	—	329,293	329,293
Less cash acquired	—	—	206,075
Total purchase price	$618,350	$885,991	$1,298,266

(a)	EPL oil and gas properties were accounted for under the successful efforts method of accounting prior to the merger. After the merger, we are accounting for these oil and gas properties under the full cost method of accounting, which is consistent with our accounting policy.
(b)	Deferred income taxes have been recognized based on the estimated fair value adjustments to net assets using a 37% tax rate, which reflected the 35% federal statutory rate and a 2% weighted-average of the applicable statutory state tax rates (net of federal benefit).
(c)	See Note 4 — Goodwill within these quarterly consolidated financial statements for more information regarding goodwill impairment at December 31, 2014.
(d)	On April 2, 2013, EPL sold certain shallow water GoM Shelf oil and natural gas interests located within the non-operated Bay Marchand field to Chevron U.S.A. Inc. (“Chevron”) with an effective date of January 1, 2013. In September 2014, we were informed by Chevron that the final settlement statement did not reflect a portion of the related production in the months of January 2013 and February 2013 totaling approximately $2.1 million. After review of relevant supporting documents, we agreed to reimburse Chevron approximately $2.1 million. This resulted in an increase in liabilities assumed in the EPL Acquisition and a corresponding increase in goodwill of approximately $2.1 million. Accordingly, the June 30, 2014 comparative information has been retrospectively adjusted to increase the value of goodwill.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

Note 3 — Acquisitions and Dispositions – (continued)

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

The EPL Acquisition resulted in goodwill primarily because the combined company resulted in a significantly increased enterprise value and this increased scale provided us with opportunities to increase our equity market liquidity, lower insurance costs, achieve operating efficiencies by utilizing EPL’s existing infrastructure and lower costs through optimization of offshore transport vehicles and consolidation of shore bases, lowering general and administrative expenditures by consolidating corporate support functions and utilizing complementary strengths and expertise of the technical staff of the two companies to timely identify and drill prospects. We can utilize the latest drilling and seismic acquisition technologies, namely dump-floods, horizontal drilling, WAZ and Full Azimuth Nodal (“FAN”) seismic technologies licensed by EPL, which enhance production and assist in identifying deep-seated structures in the shallow waters over a significantly broader asset portfolio concentrated in the GoM Shelf. In addition, goodwill also resulted from the requirement to recognize deferred taxes on the difference between the fair value and the tax basis of the acquired assets. During the quarter ended December 31, 2014, we recorded a goodwill impairment charge of $329.3 million to reduce the carrying value of goodwill to zero at December 31, 2014. See Note 4 — Goodwill within these quarterly consolidated financial statements for more information regarding the impairment of goodwill at December 31, 2014.

In the year ended June 30, 2014, costs associated with the EPL Acquisition totaled approximately $13.6 million and were expensed as incurred. For the quarter ended March 31, 2015, our Consolidated Statement of Operations includes EPL’s operating revenues of $83.2 million and net loss of $54.0 million. For the nine months ended March 31, 2015, our Consolidated Statement of Operations includes EPL’s operating revenues of $433.0 million and net loss of $355.7 million.

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

	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2014
Revenues	$452,764	$1,364,845
Net income (loss)	15,561	(3,081)
Net income (loss) available to Energy XXI common stockholders	12,689	(11,698)
Net income per share available to Energy XXI common stockholders:
Basic	$0.14	$(0.12)
Diluted	$0.14	$(0.12)

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

Note 3 — Acquisitions and Dispositions – (continued)

The above supplemental unaudited pro forma financial information has been prepared for illustrative purposes only and is not intended to be indicative of the results of operations that actually would have occurred had the acquisition occurred on July 1, 2012, nor is such information indicative of any expected results of operations in future periods. The most significant pro forma adjustments for the three and nine months ended March 31, 2014, were the following:

a.	Exclude $5.0 million and $22.0 million, respectively, of EPL’s exploration costs, impairment expense and gain on sales of assets accounted for under the successful efforts method of accounting to correspond with EXXI’s full cost method of accounting.
b.	Increase DD&A expense by $13.7 million and $62.9 million, respectively, for the EPL properties to correspond with EXXI’s full cost method of accounting.
c.	Increase interest expense by $12.8 million and $39.0 million, respectively, to reflect interest on the $650 million 6.875% unsecured senior notes due 2024 (the “6.875% Senior Notes”) and on additional borrowings under EXXI’s revolving credit facility. Decrease interest expense $3.4 million and $10.0 million, respectively, to reflect non-cash premium amortization due to the adjustment to fair value associated with the $510 million 8.25% senior notes due 2018 (the “8.25% Senior Notes”) assumed in the EPL Acquisition.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

Note 4 — Goodwill – (continued)

which led us to conclude that there would be no remaining implied fair value attributable to goodwill. As a result, we recorded a goodwill impairment charge of $329.3 million to reduce the carrying value of goodwill to zero at December 31, 2014.

In estimating the fair value of our reporting unit and our estimated reserves, we used an income approach which estimated fair value primarily based on the anticipated cash flows associated with our estimated reserves, discounted using a weighted average cost of capital. The estimation of the fair value of our reporting unit and our estimated reserves includes the use of significant inputs not observable in the market, such as estimates of reserves quantities, the weighted average cost of capital (discount rate), future pricing and future capital and operating costs. The use of these unobservable inputs results in the fair value estimate being classified as a Level 3 measurement. Although we believe the assumptions and estimates used in the fair value calculation of our reporting unit were reasonable and appropriate, different assumptions and estimates could materially impact the analysis and resulting conclusions.

Note 5 — Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31, 2015 (Restated)	June 30, 2014 (Restated)
Oil and gas properties
Proved properties	$9,246,556	$8,247,352
Less: accumulated depreciation, depletion, amortization and impairment	4,074,772	2,985,790
Proved properties, net	5,171,784	5,261,562
Unevaluated properties	680,049	1,165,701
Oil and gas properties, net	5,851,833	6,427,263
Other property and equipment	45,809	39,272
Less: accumulated depreciation	23,050	19,512
Other property and equipment, net	22,759	19,760
Total property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$5,874,592	$6,447,023

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

Note 5 — Property and Equipment – (continued)

Blackbeard East project expired. Accordingly, we transferred $208.2 million of accumulated exploratory costs associated with these projects included in unevaluated properties to evaluated properties during the nine months ended March 31, 2015.

Under the full cost method of accounting at the end of each financial reporting period, we compare the present value of estimated future net cash flows from proved reserves (computed using the unweighted arithmetic average of the first-day-of-the-month historical price, net of applicable differentials, for each month within the previous 12-month period discounted at 10%, plus the lower of cost or fair market value of unproved properties and excluding cash flows related to estimated abandonment costs) to the net full cost pool of oil and natural gas properties, net of related deferred income taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of these oil and natural gas properties exceed the estimated discounted future net cash flows, we are required to write-down the value of our oil and natural gas properties to the value of the discounted cash flows. At March 31, 2015, our ceiling test computation resulted in an impairment of our oil and natural gas properties of $569.6 million. If the current low commodity price environment or downward trend in oil prices continues, there is a reasonable likelihood that we could incur further impairment to our full cost pool in fiscal 2015 and 2016 based on the average oil and natural gas price calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the previous 12-month period under the SEC pricing methodology.

Note 6 — Equity Method Investments

Energy XXI M21K

We own a 20% interest in EXXI M21K which engages in the acquisition, exploration, development and operation of oil and natural gas properties offshore in the Gulf of Mexico, through its wholly owned subsidiary, M21K, LLC (“M21K”). EGC, an indirect wholly owned subsidiary of Energy XXI receives a management fee from M21K for providing administrative assistance in carrying out its operations. See Note 15 — Related Party Transactions within these quarterly consolidated financial statements.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

Note 6 — Equity Method Investments – (continued)

As of March 31, 2015, our investment in EXXI M21K was approximately $25.1 million. We recorded an equity loss of $2.6 million and $3.0 million for the three and nine months ended March 31, 2015, respectively. We recorded an equity loss of $1.1 million and $4.7 million for the three and nine months ended March 31, 2014, respectively.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

Note 7 — Long-Term Debt – (continued)

Revolving Credit Facility

On March 3, 2015, EGC and EPL entered into the Tenth Amendment (the “Tenth Amendment”) to their second amended and restated first lien credit agreement (the “First Lien Credit Agreement” or “Revolving Credit Facility”) in connection with the issuance of $1.45 billion of senior secured second lien notes as described below under “11.0% Senior Secured Second Lien Notes Due 2020.” Under the Tenth Amendment, the following changes, among others, to the First Lien Credit Agreement became effective:

•	reduction of the maximum facility amount to $500 million and establishment of the borrowing base at such $500 million, of which such amount $150 million is the borrowing base for EPL under the sub-facility established for EPL under the First Lien Credit Agreement;
•	addition of provisions to permit EGC to make a loan to EPL in the amount of $325 million using proceeds from the incurrence of additional permitted second lien or third lien indebtedness of EGC and for EPL and its subsidiaries to secure such loan by providing liens on substantially all of their assets that are second in priority to the liens of the lenders under the First Lien Credit Agreement pursuant to the terms of an intercreditor agreement and restricting the transfer of EGC’s rights in respect of such loan or making any prepayment or otherwise making modifications of the terms of such arrangements;
•	change in the definition of the stated maturity date of the First Lien Credit Agreement so that it accelerates from April 9, 2018 (the scheduled date of maturity) to a date 210 days prior to the date of maturity of EGC’s outstanding 9.25% unsecured notes due December 2017 (the “9.25% Senior Notes”) if such notes are not prepaid, redeemed or refinanced prior to such prior date, or to a date 210 days prior to the date of maturity of EPL’s outstanding 8.25% Senior Notes due February 2018 if such notes are not prepaid, redeemed or refinanced prior to such prior date, or otherwise to a date that is 180 days prior to the date of maturity of any other permitted second lien or permitted third lien indebtedness or certain permitted unsecured indebtedness or any refinancings of such indebtedness if such indebtedness would come due prior to April 9, 2018;
•	elimination, addition, or modification of certain financial covenants;
•	setting the applicable commitment fee under the First Lien Credit Agreement at 0.50% and providing that outstanding amounts drawn under the First Lien Credit Agreement bear interest at either the applicable London Interbank Offered Rate (“LIBOR”), plus applicable margins ranging from 2.75% to 3.75% or an alternate base rate based on the federal funds effective rate plus applicable margins ranging from 1.75% to 2.75%;
•	increase of the threshold requirement for oil and gas properties required to be secured by mortgages to 90% of the value of EGC and its subsidiaries’ (other than EPL and its subsidiaries until they become guarantors of the EGC indebtedness under the First Lien Credit Agreement) proved reserves and proved developed producing reserves, but allowing the threshold for such properties of EPL and its subsidiaries (until they become guarantors of the EGC indebtedness under the First Lien Credit Agreement) to remain at 85%;
•	addition of certain further restrictions on the prepayment and repayment of outstanding note indebtedness of EGC and its subsidiaries, including the prohibition on using proceeds from credit extensions under the First Lien Credit Agreement for any such prepayment or repayment and the requirement that EGC have net liquidity at the time thereof of at least $250 million;

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

Note 7 — Long-Term Debt – (continued)

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

Note 7 — Long-Term Debt – (continued)

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

The 11.0% Notes were issued pursuant to an indenture, dated March 12, 2015 (the “2015 Indenture”), among EGC, the Guarantors and U.S. Bank National Association, as trustee (the “Trustee”). The 11.0% Notes are secured by second-priority liens on substantially all of EGC and its subsidiary guarantors’ assets and all of EXXI USA’s equity interests in EGC and its interests in certain assets related to the Grand Isle Assets, in each case to the extent such assets secure our Revolving Credit Facility. In the future, the 11.0% Notes may be guaranteed by certain of EGC’s material domestic restricted subsidiaries that incur or guarantee certain indebtedness, including, upon the occurrence of certain events, some or all of EPL and its subsidiaries. The liens securing the 11.0% Notes and the related guarantees are contractually subordinated to the liens on such assets securing our Revolving Credit Facility and any other priority lien debt, to the extent of the value of the collateral securing such obligations, pursuant to the terms of an intercreditor agreement, and to certain other secured indebtedness, to the extent of the value of the assets subject to the liens securing such indebtedness.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

Note 7 — Long-Term Debt – (continued)

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

Note 7 — Long-Term Debt – (continued)

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
FOR THE NINE MONTHS ENDED MARCH 31, 2015
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
FOR THE NINE MONTHS ENDED MARCH 31, 2015
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
FOR THE NINE MONTHS ENDED MARCH 31, 2015
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
FOR THE NINE MONTHS ENDED MARCH 31, 2015
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

Note 10 — Derivative Financial Instruments

We enter into hedging transactions to reduce exposure to fluctuations in the price of crude oil and natural gas. We enter into hedging transactions with multiple investment-grade rated counterparties, primarily financial institutions, to reduce the concentration of exposure to any individual counterparty. We use financially settled crude oil and natural gas puts, put spreads, swaps, zero-cost collars and three-way collars. Derivative financial instruments are recorded at fair value and included as either assets or liabilities in the consolidated balance sheets. Any gains or losses resulting from the change in fair value from hedging transactions are recorded as gain (loss) on derivative financial instruments in earnings as a component of revenue on the consolidated statements of operations.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

Note 10 — Derivative Financial Instruments – (continued)

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

Subsequent to the EPL Acquisition, we assumed EPL’s existing hedges with contract terms beginning June 2014 through December 2015. EPL’s oil contracts were primarily swaps and benchmarked to Argus-LLS and Brent. During the quarter ended December 31, 2014, we monetized all the calendar 2015 Brent swap contracts keeping one natural gas contract intact.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

Note 10 — Derivative Financial Instruments – (continued)

The fair values of derivative instruments in our consolidated balance sheets were as follows (in thousands):

	Asset Derivative Instruments				Liability Derivative Instruments
	March 31, 2015		June 30, 2014		March 31, 2015		June 30, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative financial instruments	Current	$104,660	Current	$17,380	Current	$51,838	Current	$47,912
	Non-Current	20,860	Non-Current	9,595	Non-Current	11,164	Non-Current	10,866
Total Gross Derivative Commodity Instruments subject to enforceable master netting agreement		125,520		26,975		63,002		58,778
Derivative financial instruments	Current	(51,838)	Current	(15,955)	Current	(51,838)	Current	(15,955)
	Non-Current	(11,093)	Non-Current	(6,560)	Non-Current	(11,093)	Non-Current	(6,560)
Gross amounts offset in Balance Sheets		(62,931)		(22,515)		(62,931)		(22,515)
Net amounts presented in Balance Sheets	Current	52,822	Current	1,425	Current	—	Current	31,957
	Non-Current	9,767	Non-Current	3,035	Non-Current	71	Non-Current	4,306
		$62,589		$4,460		$71		$36,263

The following table presents information about the components of the gain (loss) on derivative instruments (in thousands).

	Three Months Ended March 31,		Nine Months Ended March 31,
Gain (loss) on derivative financial instruments	2015	2014	2015	2014
Cash Settlements, net of amortization of purchased put premiums:	$34,491	$(7,089)	$77,710	$(11,788)
Proceeds from monetizations, net	73,117	—	102,354	—
Change in fair value	(90,645)	(260)	85,086	(46,915)
Total gain (loss) on derivative financial instruments	$16,963	$(7,349)	$265,150	$(58,703)

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

Note 11 — Income Taxes

We are a Bermuda company and are generally not subject to income tax in Bermuda. We operate through our various subsidiaries in the United States; accordingly, income taxes have been provided based upon U.S. tax laws and rates as they apply to our current ownership structure. We estimate our annual effective tax rate for the current fiscal year and apply it to interim periods; however, during the second quarter of fiscal year 2015, we recorded a goodwill impairment charge of $329 million (see Note 4 — Goodwill of Notes within these quarterly consolidated financial statements). In light of the form of the transaction related to the EPL Acquisition on June 3, 2014, the goodwill recognized as a result of the EPL Acquisition during fiscal year

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

Note 11 — Income Taxes – (continued)

2014 did not have tax basis. Therefore, the goodwill impairment is nondeductible for federal and state income tax purposes. Currently, our estimated annual effective tax/(benefit) rate is approximately (35.4)% excluding the effect of the goodwill impairment charge. For purposes of computing our interim provision (benefit) for income taxes, the goodwill impairment charge is treated as a discrete item in the quarter in which it occurred. Our actual effective tax/(benefit) rates for the three and nine months ended March 31, 2015 were (36.9)% and (23.8)%, respectively. The variance from the U.S. statutory rate of 35% is primarily due to two elements: (i) the impairment of goodwill and (ii) a decrease to the statutory rate due to the presence of common permanent difference items (such as non-deductible compensation, meals and entertainment expenses) and non-U.S. activity in our Bermuda parent that is ineligible for U.S. tax benefit. Additionally, our Bermuda companies continue to record income tax expense reflecting 30% U.S. withholding tax on any interest (and interest equivalent) accrued on indebtedness of the U.S. companies held by the Bermuda companies. We have accrued an additional withholding obligation of $7.8 million for the nine months ended March 31, 2015.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

Note 12 — Stockholders’ Equity – (continued)

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

As discussed in Note 7 — Long-Term Debt in the Notes to these quarterly consolidated financial statements, in November 2013, we sold $400 million of 3.0% Senior Convertible Notes. The $63.4 million allocated to the equity portion of the 3.0% Senior Convertible Notes, less offering costs of $1.4 million, were recorded as an increase in additional paid in capital.

As discussed in Note 3 — Acquisitions and Dispositions in the Notes to these quarterly consolidated financial statements, upon closing of the EPL Acquisition, we issued 23,320,955 shares of our common stock, including the treasury shares, as noted above, as part of the Merger Consideration.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

Note 12 — Stockholders’ Equity – (continued)

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

Note 14 — Employee Benefit Plans – (continued)

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

Non-Executive Director Compensation.  On November 7, 2011, the Remuneration Committee approved the director compensation program which provides for an annual stock award of $175,000 worth of shares. The equity retainer is paid in Common Shares in an amount equivalent to $175,000 using our closing stock price on the date of the Annual General Meeting, which represents the grant date fair value computed in accordance with FASB Accounting Standards Codification Topic 718. For the fiscal year 2015, each director (except our two recently appointed directors) was awarded 26,396 Common Shares based on a $6.63 closing price on the date of the 2014 Annual General Meeting. Our two recently appointed directors were awarded a pro-rated amount based on their service as directors beginning on December 15, 2014, which awards totaled

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

Note 14 — Employee Benefit Plans – (continued)

63,406 Common Shares each based on a $2.45 closing price on the date of appointment of December 15, 2014. The shares will vest on the date of the 2015 Annual General Meeting. See Note 15 — Related Party Transactions within these quarterly consolidated financial statements for information regarding Restricted Stock Units and consulting fees paid to one of the recently appointed directors for his services as our Interim Chief Strategic Officer.

Note 15 — Related Party Transactions

We have a 20% interest in EXXI M21K and account for this investment using the equity method. EXXI M21K is the guarantor of a $100 million line of credit entered into by M21K. See Note 6 — Equity Method Investments within these quarterly consolidated financial statements.

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

On April 1, 2014, EXXI GOM sold its interest in the Eugene Island 330 and the South Marsh Island 128 properties to M21K and on June 3, 2014, it sold 100% of its interests in the South Pass 49 field to EPL. See Note 3 — Acquisitions and Dispositions within these quarterly consolidated financial statements.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

Note 15 — Related Party Transactions – (continued)

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015 (Restated)	2014 (Restated)	2015 (Restated)	2014 (Restated)
Net income (loss)	$(495,061)	$6,318	$(743,834)	$33,528
Preferred stock dividends	2,862	2,872	8,605	8,617
Net income (loss) available for common stockholders	$(497,923)	$3,446	$(752,439)	$24,911
Weighted average shares outstanding for basic EPS	94,408	70,437	94,076	73,415
Add dilutive securities	—	65	—	78
Weighted average shares outstanding for diluted EPS	94,408	70,502	94,076	73,493
Earnings (loss) per share
Basic	$(5.27)	$0.05	$(8.00)	$0.34
Diluted	$(5.27)	$0.05	$(8.00)	$0.34

For the three and nine months ended March 31, 2015, 8,777,374 and 8,582,708 common stock equivalents, respectively, were excluded from the diluted average shares due to an anti-dilutive effect.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

Note 18 — Fair Value of Financial Instruments – (continued)

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

Our commodity derivative instruments consist of financially settled crude oil and natural gas puts, swaps, put spreads, zero-cost collars and three way collars. We estimate the fair values of these instruments based on published forward commodity price curves, market volatility and contract terms as of the date of the estimate. The discount rate used in the discounted cash flow projections is based on published LIBOR rates. The fair values of commodity derivative instruments in an asset position include a measure of counterparty nonperformance risk, and the fair values of commodity derivative instruments in a liability position include a measure of our own nonperformance risk, each based on the current published issuer-weighted corporate default rates. See Note 10 — Derivative Financial Instruments within these quarterly consolidated financial statements.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

Note 19 — Prepayments and Accrued Liabilities – (continued)

	March 31, 2015	June 30, 2014
Accrued liabilities
Advances from joint interest partners	3,087	2,667
Employee benefits and payroll	27,595	43,480
Interest payable	56,220	26,490
Accrued hedge payable	1,145	7,874
Undistributed oil and gas proceeds	20,146	34,473
Severance taxes payable	892	8,014
Other	8,489	10,528
Total accrued liabilities	$117,574	$133,526

Note 20 — Restatement of Previously Issued Consolidated Financial Statements

Prior to the issuance of this Form 10-K, we determined that the contemporaneous formal documentation that we had historically prepared to support our initial designations of derivative financial instruments as cash flow hedges in connection with our crude oil and natural gas hedging program did not meet the technical requirements to qualify for cash flow hedge accounting treatment in accordance with ASC Topic 815, Derivatives and Hedging. The primary reason for this determination was that the formal hedge documentation lacked specificity of the hedged items and, therefore, the designations failed to meet hedge documentation requirements for cash flow hedge accounting treatment. Consequently, unrealized gains or losses resulting from those derivative financial instruments should have been recorded in our consolidated statements of operations as a component of earnings. Under the cash flow hedge accounting treatment previously applied, we had recorded unrealized gains or losses resulting from changes in the fair value of our derivative financial instruments, net of the related tax impact, in accumulated other comprehensive income or loss until the production month when the associated hedge contracts were settled, at which time gains or losses associated with the settled contracts were reclassified to revenues.

The effects of the restatement on our consolidated financial statements are summarized below:

•	Gains and losses on derivative financial instruments previously reported as changes in accumulated other comprehensive income and as (gain) loss on derivative financial instruments within costs and expenses are now reported as gain (loss) on derivative financial instruments within revenue;
•	Amounts associated with settled contracts previously reported as oil sales and natural gas sales within revenue are now reported as gain (loss) on derivative financial instruments within revenue;
•	Ceiling tests previously prepared which included the impact of cash flow hedges within the ceiling have been recalculated changing the historical balances of our oil and natural gas properties and related impairments of oil and natural gas properties and depletion; and
•	Resulting adjustments required to deferred income taxes and income tax expense (benefit).

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

Note 20 — Restatement of Previously Issued Consolidated Financial Statements – (continued)

While these non-cash reclassifications impact revenues, net income (loss) in each period, net income (loss) attributable to common stockholders, and net income (loss) per common share, as well as total stockholders’ equity, they have no material impact on cash flows. Details of the restatement applicable to these quarterly consolidated financial statements are as follows:

	As of March 31, 2015			As of June 30, 2014
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
	(In thousands)
Total Current Assets	$836,752	$—	$836,752	$457,759	$—	$457,759
Property and Equipment
Oil and natural gas properties, net	5,772,316	79,517	5,851,833	6,524,602	(97,339)	6,427,263
Other property and equipment	22,759	—	22,759	19,760	—	19,760
Total Property and Equipment, net	5,795,075	79,517	5,874,592	6,544,362	(97,339)	6,447,023
Total Other Assets	123,999	—	123,999	436,715	—	436,715
Total Assets	$6,755,826	$79,517	$6,835,343	$7,438,836	$(97,339)	$7,341,497
Total Current Liabilities	$400,669	$—	$400,669	$699,895	$—	$699,895
Deferred Income Taxes	369,685	27,858	397,543	701,038	(34,069)	666,969
Other Non-Current Liabilities	5,073,042	—	5,073,042	4,240,073	—	4,240,073
Total Liabilities	5,843,396	27,858	5,871,254	5,641,006	(34,069)	5,606,937
Stockholders’ Equity
Preferred stock	1	—	1	1	—	1
Common stock	471	—	471	468	—	468
Additional paid-in capital	1,842,919	—	1,842,919	1,837,462	—	1,837,462
Accumulated deficit	(1,016,322)	137,020	(879,302)	(19,626)	(83,745)	(103,371)
Accumulated other comprehensive loss, net of income taxes	85,361	(85,361)	—	(20,475)	20,475	—
Total Stockholders’ Equity	912,430	51,659	964,089	1,797,830	(63,270)	1,734,560
Total Liabilities and Stockholders’ Equity	$6,755,826	$79,517	$6,835,343	$7,438,836	$(97,339)	$7,341,497

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

Note 20 — Restatement of Previously Issued Consolidated Financial Statements – (continued)

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
	(In thousands, except share information)
Revenues
Crude oil sales	$232,520	$(54,915)	$177,605	$249,955	$4,686	$254,641
Natural gas sales	27,672	(660)	27,012	35,228	2,334	37,562
Gain (loss) on derivative financial instruments	—	16,963	16,963	—	(7,349)	(7,349)
Total Revenues	260,192	(38,612)	221,580	285,183	(329)	284,854
Costs and Expenses
Depreciation, depletion and amortization	190,174	(2,227)	187,947	99,899	(2,191)	97,708
Impairment of oil and natural gas properties	739,941	(170,325)	569,616	—	—	—
(Gain) loss on derivative financial instruments	1,932	(1,932)	—	(205)	205	—
All other costs and expenses	162,600	—	162,600	120,688	—	120,688
Total Costs and Expenses	1,094,647	(174,484)	920,163	220,382	(1,986)	218,396
Operating Income	(834,455)	135,872	(698,583)	64,801	1,657	66,458
Other Income (Expense)
Loss from equity method investees	(2,646)	11	(2,635)	(1,111)	14	(1,097)
Other income, net	1,231	—	1,231	867	—	867
Interest expense	(85,039)	—	(85,039)	(42,700)	—	(42,700)
Total Other Expense, net	(86,454)	11	(86,443)	(42,944)	14	(42,930)
Income Before Income Taxes	(920,909)	135,883	(785,026)	21,857	1,671	23,528
Income Tax Expense (Benefit)	(336,592)	46,627	(289,965)	14,565	2,645	17,210
Net Income	(584,317)	89,256	(495,061)	7,292	(974)	6,318
Preferred Stock Dividends	2,862	—	2,862	2,872	—	2,872
Net Income Available for Common Stockholders	$(587,179)	$89,256	$(497,923)	$4,420	$(974)	$3,446
Earnings per Share
Basic	$(6.22)		$(5.27)	$0.06		$0.05
Diluted	$(6.22)		$(5.27)	$0.06		$0.05
Weighted Average Number of Common Shares Outstanding
Basic	94,408		94,408	70,437		70,437
Diluted	94,408		94,408	70,502		70,502
Net Income	$(584,317)	$89,256	$(495,061)	$7,292	$(974)	$6,318
Other Comprehensive Loss
Crude Oil and Natural Gas Cash Flow Hedges
Unrealized change in fair value net of ineffective portion	24,410	(24,410)	—	(4,142)	4,142	—
Effective portion reclassified to earnings during the period	(60,973)	60,973	—	3,622	(3,622)	—
Total Other Comprehensive Loss	(36,563)	36,563	—	(520)	520	—
Income Tax Expense (Benefit)	(12,797)	12,797	—	(182)	182
Net Other Comprehensive Loss	(23,766)	23,766	—	(338)	338	—
Comprehensive Income	$(608,083)	$113,022	$(495,061)	$6,954	$(636)	$6,318

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

Note 20 — Restatement of Previously Issued Consolidated Financial Statements – (continued)

	Nine Months Ended March 31, 2015			Nine Months Ended March 31, 2014
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
	(In thousands, except share information)
Revenues
Crude oil sales	$925,676	$(98,208)	$827,468	$801,414	$7,820	$809,234
Natural gas sales	95,502	(2,128)	93,374	105,177	(3,893)	101,284
Gain (loss) on derivative financial instruments	—	265,150	265,150	—	(58,703)	(58,703)
Total Revenues	1,021,178	164,814	1,185,992	906,591	(54,776)	851,815
Costs and Expenses
Depreciation, depletion and amortization	528,773	(6,531)	522,242	303,628	(7,104)	296,524
Impairment of oil and natural gas properties	739,941	(170,325)	569,616	—	—	—
(Gain) loss on derivative financial instruments	1,932	(1,932)	—	6,958	(6,958)	—
All other costs and expenses	848,776	4,169	852,945	370,271	—	370,271
Total Costs and Expenses	2,119,422	(174,619)	1,944,803	680,857	(14,062)	666,795
Operating Income	(1,098,244)	339,433	(758,811)	225,734	(40,714)	185,020
Other Income (Expense)
Loss from equity method investees	(3,384)	433	(2,951)	(5,525)	(405)	(5,930)
Other income, net	3,173	—	3,173	2,302	—	2,302
Interest expense	(218,203)	—	(218,203)	(111,026)	—	(111,026)
Total Other Expense, net	(218,414)	433	(217,981)	(114,249)	(405)	(114,654)
Income Before Income Taxes	(1,316,658)	339,866	(976,792)	111,485	(41,119)	70,366
Income Tax Expense (Benefit)	(352,059)	119,101	(232,958)	50,559	(13,721)	36,838
Net Income	(964,599)	220,765	(743,834)	60,926	(27,398)	33,528
Preferred Stock Dividends	8,605	—	8,605	8,617	—	8,617
Net Income Available for Common Stockholders	$(973,204)	$220,765	$(752,439)	$52,309	$(27,398)	$24,911
Earnings per Share
Basic	$(10.34)		$(8.00)	$0.71		$0.34
Diluted	$(10.34)		$(8.00)	$0.71		$0.34
Weighted Average Number of Common Shares Outstanding
Basic	94,076		94,076	73,415		73,415
Diluted	94,076		94,076	73,493		73,493
Net Income	$(964,599)	$220,765	$(743,834)	$60,926	$(27,398)	$33,528
Other Comprehensive Loss
Crude Oil and Natural Gas Cash Flow Hedges
Unrealized change in fair value net of ineffective portion	277,010	(277,010)	—	(36,141)	36,141	—
Effective portion reclassified to earnings during the period	(114,186)	114,186	—	(12,083)	12,083	—
Total Other Comprehensive Loss	162,824	(162,824)	—	(48,224)	48,224	—
Income Tax Expense (Benefit)	56,988	(56,988)	—	(16,878)	16,878
Net Other Comprehensive Loss	105,836	(105,836)	—	(31,346)	31,346	—
Comprehensive Income	$(858,763)	$114,929	$(743,834)	$29,580	$3,948	$33,528

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

Note 20 — Restatement of Previously Issued Consolidated Financial Statements – (continued)

	Nine Months Ended March 31, 2015			Nine Months Ended March 31, 2014
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
	(In thousands)
Cash Flows From Operating Activities
Net income (loss)	$(964,599)	$220,765	$(743,834)	$60,926	$(27,398)	$33,528
Adjustments to reconcile net income (loss) to net cash provided by operating activities:						—
Depreciation, depletion and amortization	528,773	(6,531)	522,242	303,628	(7,104)	296,524
Impairment of oil and natural gas properties	739,941	(170,325)	569,616	—		—
Goodwill impairment	329,293	—	329,293	—	—	—
Deferred income tax expense (benefit)	(352,899)	119,101	(233,798)	47,197	(13,722)	33,475
Change in fair value of derivative financial instruments	77,876	(162,962)	(85,086)	(549)	47,464	46,915
Accretion of asset retirement obligations	37,723	—	37,723	20,817	—	20,817
Loss (income) from equity method investees	3,384	(433)	2,951	5,525	405	5,930
Amortization and write-off of debt issuance costs and other	17,942	—	17,942	9,715	—	9,715
Stock-based compensation	3,271	—	3,271	5,292	—	5,292
Changes in operating assets and liabilities			—			—
Accounts receivable	62,163	—	62,163	20,551	—	20,551
Prepaid expenses and other current assets	32,938	—	32,938	28,130	—	28,130
Settlement of asset retirement obligations	(77,235)	—	(77,235)	(46,269)	—	(46,269)
Accounts payable and accrued liabilities	(278,239)	385	(277,854)	(9,047)	355	(8,692)
Net Cash Provided by Operating Activities	160,332	—	160,332	445,916	—	445,916
Net Cash Used in Investing Activities	(489,689)	—	(489,689)	(619,553)	—	(619,553)
Net Cash Provided by Financing Activities	785,575	—	785,575	477,339	—	477,339
Net Increase (Decrease) in Cash and Cash Equivalents	456,218	—	456,218	303,702	—	303,702
Cash and Cash Equivalents, beginning of period	145,806		145,806	—		—
Cash and Cash Equivalents, end of period	$602,024		$602,024	$303,702		$303,702

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

Note 21 — Supplemental Guarantor Information

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

The information is presented using the equity method of accounting for investments in subsidiaries. Transactions between entities are presented on a gross basis in the Bermuda parent company, EGC, the guarantor subsidiaries, and non-guarantor subsidiaries columns with consolidating entries presented in the eliminations column. The principal consolidating entries eliminate investments in subsidiaries, intercompany balances and intercompany revenues and expenses. The following supplemental condensed consolidating financial information has been prepared pursuant to the rules and regulations for condensed financial information and does not include all disclosures included in annual financial statements and should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-K.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

Note 21 — Supplemental Guarantor Information – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING BALANCE SHEET
(Restated) (Unaudited)

	March 31, 2015
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
ASSETS
Current Assets
Cash and cash equivalents	$48,383	$559,249	$—	$—	$(5,608)	$602,024
Accounts receivable
Oil and natural gas sales	—	—	63,105	26,083	(5,269)	83,919
Joint interest billings	—	1,949	—	14,263	(36)	16,176
Other	—	18,914	—	6,822	(492)	25,244
Prepaid expenses and other current assets	491	17,585	—	21,789	(257)	39,608
Deferred income taxes	—	—	—	16,959	—	16,959
Derivative financial instruments	—	49,916	—	2,906	—	52,822
Total Current Assets	48,874	647,613	63,105	88,822	(11,662)	836,752
Property and Equipment
Oil and natural gas properties, net	—	—	2,347,151	2,396,442	1,108,240	5,851,833
Other property and equipment, net	—	—	—	22,759	—	22,759
Total Property and Equipment, net	—	—	2,347,151	2,419,201	1,108,240	5,874,592
Other Assets
Derivative financial instruments	—	9,767	—	—	—	9,767
Equity investments	910,904	1,567,296	—	4,786,518	(7,239,668)	25,050
Intercompany receivables	117,080	2,046,800	—	—	(2,163,880)	—
Restricted cash	—	—	—	6,024	—	6,024
Deferred income taxes	—	117,157	—	288,221	(405,378)	—
Other assets and debt issuance costs, net	177,229	72,370	1	4,549	(170,991)	83,158
Total Other Assets	1,205,213	3,813,390	1	5,085,312	(9,979,917)	123,999
Total Assets	$1,254,087	$4,461,003	$2,410,257	$7,593,335	$(8,883,339)	$6,835,343
LIABILITIES
Current Liabilities
Accounts payable	$—	$43,149	$64,862	$96,001	$(11,540)	$192,472
Accrued liabilities	4,985	49,661	15,754	129,688	(82,514)	117,574
Notes payable	—	4,949	—	—	—	4,949
Deferred income taxes	—	—	—	—	—	—
Asset retirement obligations	—	—	39,969	28,423	—	68,392
Current maturities of long-term debt	—	13,285	—	3,997	—	17,282
Total Current Liabilities	4,985	111,044	120,585	258,109	(94,054)	400,669
Long-term debt, less current maturities	351,342	3,156,957	—	1,258,471	(171,000)	4,595,770
Deferred income taxes	22,927	21,202	—	6,656	346,758	397,543
Asset retirement obligations	—	50	247,677	221,306	—	469,033
Derivative financial instruments	—	71	—	—	—	71
Intercompany payables	—	21	1,845,823	385,694	(2,231,538)	—
Other liabilities	—	5,331	—	2,837	—	8,168
Total Liabilities	379,254	3,294,676	2,214,085	2,133,073	(2,149,834)	5,871,254
Stockholders’ Equity
Preferred stock
7.25% Convertible perpetual preferred stock	—	—	—	—	—	—
5.625% Convertible perpetual preferred stock	1	—	—	—	—	1
Common stock	471	1	—	12	(13)	471
Additional paid-in capital	1,842,919	2,018,666	273,129	7,144,307	(9,436,102)	1,842,919
Accumulated earnings (deficit)	(968,558)	(852,340)	(76,957)	(1,684,057)	2,702,610	(879,302)
Total Stockholders’ Equity	874,833	1,166,327	196,172	5,460,262	(6,733,505)	964,089
Total Liabilities and Stockholders’ Equity	$1,254,087	$4,461,003	$2,410,257	$7,593,335	$(8,883,339)	$6,835,343

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

Note 21 — Supplemental Guarantor Information – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING BALANCE SHEET
(Restated) (Unaudited)

	June 30, 2014
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
ASSETS
Current Assets
Cash and cash equivalents	$135,703	$3,723	$—	$6,380	$—	$145,806
Accounts receivable
Oil and natural gas sales	—	—	127,773	50,990	(11,688)	167,075
Joint interest billings	—	1,833	—	11,065	—	12,898
Other	10	3,452	517	1,460	(1)	5,438
Prepaid expenses and other current assets	230	27,705	350	44,245	—	72,530
Deferred income taxes	—	27,424	—	25,163	—	52,587
Derivative financial instruments	—	1,425	—	—	—	1,425
Total Current Assets	135,943	65,562	128,640	139,303	(11,689)	457,759
Property and Equipment
Oil and natural gas properties, net	—	—	3,227,584	3,197,765	1,914	6,427,263
Other property and equipment, net	—	—	—	19,760	—	19,760
Total Property and Equipment, net	—	—	3,227,584	3,217,525	1,914	6,447,023
Other Assets
Goodwill	—	—	—	329,293	—	329,293
Derivative financial instruments	—	3,035	—	—	—	3,035
Equity investments	1,681,640	2,871,756	—	2,291,045	(6,803,798))	40,643
Intercompany receivables	102,489	1,627,931	—	80,983	(1,811,403)	—
Restricted cash	—	—	325	6,025	—	6,350
Other assets and debt issuance costs, net	178,299	42,155	—	7,940	(171,000)	57,394
Total Other Assets	1,962,428	4,544,877	325	2,715,286	(8,786,201)	436,715
Total Assets	$2,098,371	$4,610,439	$3,356,549	$6,072,114	$(8,795,976)	$7,341,497
LIABILITIES
Current Liabilities
Accounts payable	$—	$64,533	$150,909	$214,215	$(11,881)	$417,776
Accrued liabilities	1,640	12,501	28,750	154,587	(63,952)	133,526
Notes payable	—	21,967	—	—	—	21,967
Deferred income taxes	19,185	—	—	—	(19,185)	—
Asset retirement obligations	—	—	39,819	39,830	—	79,649
Derivative financial instruments	—	5,517	—	26,440	—	31,957
Current maturities of long-term debt	—	14,093	—	927	—	15,020
Total Current Liabilities	20,825	118,611	219,478	435,999	(95,018)	699,895
Long-term debt, less current maturities	342,986	2,305,906	—	1,266,732	(171,000)	3,744,624
Deferred income taxes	—	177,007	—	470,755	19,207	666,969
Asset retirement obligations	—	49	247,272	232,864	—	480,185
Derivative financial instruments	—	2,166	—	2,140	—	4,306
Intercompany payables	—	—	1,640,094	—	(1,640,094))	—
Other liabilities	—	—	—	10,958	—	10,958
Total Liabilities	363,811	2,603,739	2,106,844	2,419,448	(1,886,905)	5,606,937
Stockholders’ Equity
Preferred stock
7.25% Convertible perpetual preferred stock	—	—	—	—	—	—
5.625% Convertible perpetual preferred stock	1	—	—	—	—	1
Common stock	468	1		10	(11)	468
Additional paid-in capital	1,837,462	2,092,439	273,129	3,580,005	(5,945,573)	1,837,462
Accumulated earnings (deficit)	(103,371)	(85,740)	976,576	72,651	(963,487)	(103,371)
Total Stockholders’ Equity	1,734,560	2,006,700	1,249,705	3,652,666	(6,909,071)	1,734,560
Total Liabilities and Stockholders’ Equity	$2,098,371	$4,610,439	$3,356,549	$6,072,114	$(8,795,976)	$7,341,497

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

Note 21 — Supplemental Guarantor Information – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Restated) (Unaudited)

	For the Three Months Ended March 31, 2015
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenues
Crude oil sales	$—	$—	$102,147	$77,444	$(1,986)	$177,605
Natural gas sales	—	—	14,812	12,200	—	27,012
Gain (loss) on derivative financial instruments	—	19,176	—	(2,213)	—	16,963
Total Revenues	—	19,176	116,959	87,431	(1,986)	221,580
Costs and Expenses
Lease operating	—	(401)	57,943	50,513	55	108,110
Production taxes	—	9	624	904	—	1,537
Gathering and transportation	—	—	3,726	—	—	3,726
Depreciation, depletion and amortization	—	—	104,824	75,866	7,257	187,947
Accretion of asset retirement obligations	—	—	6,537	5,569	—	12,106
Impairment of oil and natural gas properties	—	—	700,195	300,280	(430,859)	569,616
General and administrative expense	1,246	5,285	15,897	14,693	—	37,121
Total Costs and Expenses	1,246	4,893	889,746	447,825	(423,547)	920,163
Operating Income (Loss)	(1,246)	14,283	(772,787)	(360,394)	421,561	(698,583)
Other Income (Expense)
Income from equity method investees	(464,671)	(720,028)	—	(670,077)	1,852,141	(2,635)
Other income (expense) – net	5,085	5,220	—	4,437	(13,511)	1,231
Interest expense	(6,111)	(70,832)	—	(21,607)	13,511	(85,039)
Total Other Expense	(465,697)	(785,640)	—	(687,247)	1,852,141	(86,443)
Income (Loss) Before Income Taxes	(466,943)	(771,357)	(772,787)	(1,047,641)	2,273,702	(785,026)
Income Tax Expense (Benefit)	1,513	(219,764)	—	(823,851)	752,137	(289,965)
Net Income (Loss)	(468,456)	(551,593)	(772,787)	(223,790)	1,521,565	(495,061)
Preferred Stock Dividends	2,862	—	—	—	—	2,862
Net Income (Loss) Available for Common Stockholders	$(471,318)	$(551,593)	$(772,787)	$(223,790)	$1,521,565	$(497,923)

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

Note 21 — Supplemental Guarantor Information – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Restated) (Unaudited)

	For the Three Months Ended March 31, 2014
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenues
Crude oil sales	$—	$—	$254,641	$—	$—	$254,641
Natural gas sales	—	—	37,562	—	—	37,562
Loss on derivative financial instruments	—	(7,349)	—	—	—	(7,349)
Total Revenues	—	(7,349)	292,203	—	—	284,854
Costs and Expenses
Lease operating	—	(94)	83,718	—	—	83,624
Production taxes	—	11	1,079	—	—	1,090
Gathering and transportation	—	—	5,700	—	—	5,700
Depreciation, depletion and amortization	—	—	96,837	871	—	97,708
Accretion of asset retirement obligations	—	—	6,066	—	—	6,066
General and administrative expense	1,218	354	19,878	2,758	—	24,208
Total Costs and Expenses	1,218	271	213,278	3,629	—	218,396
Operating Income (Loss)	(1,218)	(7,620)	78,925	(3,629)	—	66,458
Other Income (Expense)
Income from equity method investees	9,348	121,599	—	130,140	(262,184)	(1,097)
Other income (expense) – net	4,950	499	—	(63,709)	59,127	867
Interest expense	(6,522)	(34,589)	(1,505)	(9,057)	8,973	(42,700)
Total Other Income (Expense)	7,776	87,509	(1,505)	57,374	(194,084)	(42,930)
Income (Loss) Before Income Taxes	6,558	79,889	77,420	53,745	(194,084)	23,528
Income Tax Expense (Benefit)	1,293	14,757	—	1,160	—	17,210
Net Income (Loss)	5,265	65,132	77,420	52,585	(194,084)	6,318
Preferred Stock Dividends	2,872	—	—	—	—	2,872
Net Income (Loss) Available for Common Stockholders	$2,393	$65,132	$77,420	$52,585	$(194,084)	$3,446

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

Note 21 — Supplemental Guarantor Information – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Restated) (Unaudited)

	For the Nine Months Ended March 31, 2015
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenues
Crude oil sales	$—	$—	$472,870	$356,584	$(1,986)	$827,468
Natural gas sales	—	—	54,672	38,702	—	93,374
Gain on derivative financial instruments	—	223,270	—	41,880	—	265,150
Total Revenues	—	223,270	527,542	437,166	(1,986)	1,185,992
Costs and Expenses
Lease operating	—	(401)	206,517	163,890	55	370,061
Production taxes	—	25	2,702	4,166	—	6,893
Gathering and transportation	—	—	17,685	—	—	17,685
Depreciation, depletion and amortization	—	—	294,349	239,710	(11,817)	522,242
Accretion of asset retirement obligations	—	—	19,875	17,848	—	37,723
Impairment of oil and natural gas properties	—	—	700,195	963,986	(1,094,565)	569,616
Goodwill impairment	—	—	—	329,293	—	329,293
General and administrative expense	4,741	8,995	46,162	31,392	—	91,290
Total Costs and Expenses	4,741	8,619	1,287,485	1,750,285	(1,106,327)	1,944,803
Operating Income (Loss)	(4,741)	214,651	(759,943)	(1,313,119)	1,104,341	(758,811)
Other Income (Expense)
Income from equity method investees	(712,318)	(1,015,750)	—	(1,028,736)	2,753,853	(2,951)
Other income (expense) – net	15,401	6,189	—	13,397	(31,814)	3,173
Interest expense	(18,432)	(166,758)	(2,914)	(61,913)	31,814	(218,203)
Total Other Expense	(715,349)	(1,176,319)	(2,914)	(1,077,252)	2,753,853	(217,981)
Income (Loss) Before Income Taxes	(720,090)	(961,668)	(762,857)	(2,390,371)	3,858,194	(976,792)
Income Tax Expense (Benefit)	4,582	(175,377)	—	(814,300)	752,137	(232,958)
Net Income (Loss)	(724,672)	(786,291)	(762,857)	(1,576,071)	3,106,057	(743,834)
Preferred Stock Dividends	8,605	—	—	—	—	8,605
Net Income (Loss) Available for Common Stockholders	$(733,277)	$(786,291)	$(762,857)	$(1,576,071)	$3,106,057	$(752,439)

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

Note 21 — Supplemental Guarantor Information – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Restated) (Unaudited)

	For the Nine Months Ended March 31, 2014
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenues
Crude oil sales	$—	$—	$809,234	$—	$—	$809,234
Natural gas sales	—	—	101,284	—	—	101,284
Loss on derivative financial instruments	—	(58,703)	—	—	—	(58,703)
Total Revenues	—	(58,703)	910,518	—	—	851,815
Costs and Expenses
Lease operating	—	(950)	264,126	—	—	263,176
Production taxes	—	38	3,639	—	—	3,677
Gathering and transportation	—	—	17,023	—	—	17,023
Depreciation, depletion and amortization	—	—	293,897	2,627	—	296,524
Accretion of asset retirement obligations	—	—	20,817	—	—	20,817
General and administrative expense	4,106	671	56,053	4,748	—	65,578
Total Costs and Expenses	4,106	(241)	655,555	7,375	—	666,795
Operating Income (Loss)	(4,106)	(58,462)	254,963	(7,375)	—	185,020
Other Income (Expense)
Income from equity method investees	35,465	290,688	—	123,302	(455,385)	(5,930)
Other income (expense) – net	14,783	1,469	—	13,366	(27,316)	2,302
Interest expense	(9,252)	(96,998)	(4,537)	(27,555)	27,316	(111,026)
Total Other Income (Expense)	40,996	195,159	(4,537)	109,113	(455,385)	(114,654)
Income (Loss) Before Income Taxes	36,890	136,697	250,426	101,738	(455,385)	70,366
Income Tax Expense (Benefit)	4,415	34,458		(2,035)	—	36,838
Net Income (Loss)	32,475	102,239	250,426	103,773	(455,385)	33,528
Preferred Stock Dividends	8,617	—	—	—	—	8,617
Net Income (Loss) Available for Common Stockholders	$23,858	$102,239	$250,426	$103,773	$(455,385)	$24,911

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

Note 21 — Supplemental Guarantor Information – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Restated) (Unaudited)

	For the Nine Months Ended March 31, 2015
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
Cash Flows From Operating Activities
Net income (loss)	$(724,672)	$(786,291)	$(762,857)	$(1,576,071)	$3,106,057	$(743,834)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	—	294,349	239,710	(11,817)	522,242
Impairment of oil and natural gas properties	—	—	700,195	963,986	(1,094,565)	569,616
Goodwill impairment	—	—	—	329,293	—	329,293
Deferred income tax expense	3,742	(174,202)	—	(815,474)	752,136	(233,798)
Change in fair value of derivative financial instruments	—	(72,043)	—	(13,043)	—	(85,086)
Accretion of asset retirement obligations	—	—	19,875	17,848	—	37,723
Loss from equity method investees	712,318	1,015,750	—	1,028,736	(2,753,853)	2,951
Amortization and write-off of debt issuance costs and other	9,426	16,173	—	(7,657)	—	17,942
Stock-based compensation	3,271	—	—	—	—	3,271
Changes in operating assets and liabilities						—
Accounts receivable	9	(17,130)	65,712	13,456	116	62,163
Prepaid expenses and other current assets	(261)	10,120	607	22,472	—	32,938
Settlement of asset retirement obligations	—	—	(38,211)	(39,024)	—	(77,235)
Accounts payable and accrued liabilities	(11,243)	(300,401	9,527	69,476	(45,213)	(277,854)
Net Cash Provided by (Used in) Operating Activities	(7,410)	(308,024)	289,197	233,708	(47,139)	160,332
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	—	—	(301)	—	—	(301)
Capital expenditures	—	(171)	(104,383)	(407,748)	—	(512,302)
Insurance payments received	—	—	2,600	69	—	2,669
Change in equity method investments	—	—	—	12,642	—	12,642
Intercompany investment	(50,000)	50,000	—	153,000	(153,000)	—
Transfers from restricted cash	—	—	325	—	—	325
Proceeds from the sale of properties	—	—	7,093	—	—	7,093
Other	—	—	—	185	—	185
Net Cash (Used in) Investing Activities	(50,000)	49,829	(94,666)	(241,852)	(153,000)	(489,689)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	2,187	—	—	—	—	2,187
Dividends to shareholders – common	(23,492)	—	(194,531)	—	194,531	(23,492)
Dividends to shareholders – preferred	(8,605)	—	—	—	—	(8,605)
Proceeds from long-term debt	—	2,261,572	—	325,000	—	2,586,572
Payments on long-term debt	—	(1,407,209)	—	(322,146)	—	(1,729,355)
Debt issuance costs	—	(40,642)	—	(1,090)	—	(41,732)
Net Cash Provided by (Used in) Financing Activities	(29,910)	813,721	(194,531)	1,764	194,531	785,575
Net Decrease in Cash and Cash Equivalents	(87,320)	555,526	—	(6,380)	(5,608)	456,218
Cash and Cash Equivalents, beginning of period	135,703	3,723	—	6,380	—	145,806
Cash and Cash Equivalents, end of period	$48,383	$559,249	$—	$—	$(5,608)	$602,024

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

Note 21 — Supplemental Guarantor Information – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Restated) (Unaudited)

	For the Nine Months Ended March 31, 2014
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
Cash Flows From Operating Activities
Net income (loss)	$32,475	$102,239	$250,426	$103,773	$(455,385)	$33,528
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	—	293,897	2,627	—	296,524
Deferred income tax expense	(16,883)	(38,952)	—	89,310	—	33,475
Change in fair value of derivative financial instruments	—	67,984	—	(21,069)	—	46,915
Accretion of asset retirement obligations	—	—	20,817	—	—	20,817
Loss from equity method investees	(35,465)	(290,688)	—	(123,302)	455,385	5,930
Amortization and write-off of debt issuance costs and other	4,985	4,698	—	32	—	9,715
Stock-based compensation	5,292	—	—	—	—	5,292
Changes in operating assets and liabilities
Accounts receivable	—	233,460	3,453	(1,006)	(215,356)	20,551
Prepaid expenses and other current assets	(194)	26,971	(331)	1,684	—	28,130
Settlement of asset retirement obligations	—	—	(46,269)	—	—	(46,269)
Accounts payable and accrued liabilities	(6,520)	(435,873)	253,553	(36,679)	216,827	(8,692)
Net Cash Provided by (Used in) Operating Activities	(16,310)	(330,161)	775,546	15,370	1,471	445,916
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	—	—	(35,082)	—	—	(35,082)
Capital expenditures	—	16,618	(589,018)	(2,424)	—	(574,824)
Change in equity method investments	—	—	—	(11,694)	—	(11,694)
Transfers to restricted cash	—	—	(325)	—	—	(325)
Proceeds from the sale of properties	—	—	1,748	—	—	1,748
Other	—	—	570	54	—	624
Net Cash Used in (Provided by) Investing Activities	—	16,618	(622,107)	(14,064)	—	(619,553)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	3,844	—	—	—	—	3,844
Proceeds from convertible debt allocated to additional paid-in capital	63,432	—	—	—	—	63,432
Repurchase of company common stock	(30,824)	—	(153,439)	—	—	(184,263)
Dividends to shareholders – common	(26,238)	—	—	—	—	(26,238)
Dividends to shareholders – preferred	(8,617)	—	—	—	—	(8,617)
Proceeds from long-term debt	336,568	1,703,191	—	—	—	2,039,759
Payments on long-term debt	—	(1,391,068)	—	(311)	—	(1,391,379)
Debt issuance costs	(9,364)	(9,835)	—	—	—	(19,199)
Net Cash Provided by (Used in) Financing Activities	328,801	302,288	(153,439)	(311)	—	477,339
Net Decrease in Cash and Cash Equivalents	312,491	(11,255)	—	995	1,471	303,702
Cash and Cash Equivalents, beginning of period	1,334	—	—	137	(1,471)	—
Cash and Cash Equivalents, end of period	$313,825	$(11,255)	$—	$1,132	$—	$303,702

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported in our Current Report on Form 8-K filed on December 4, 2014, on December 1, 2014, UHY LLP (“UHY”) informed the Company that its Texas practice had been acquired by BDO USA, LLP (“BDO”). As a result of this transaction, UHY resigned, effective as of December 1, 2014 (the “Resignation Date”), as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2015. UHY had served as the independent registered public accounting firm of Energy XXI Ltd for the fiscal year ended June 30, 2014. The Audit Committee of the Board of Directors of the Company (the “Audit Committee”) had selected UHY to serve as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2015. In addition, the shareholders of the Company approved and ratified that appointment at the Company’s Annual General Meeting on November 14, 2014.

During the Company’s two most recent fiscal years, UHY’s audit reports on the Company’s consolidated financial statements did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years and the subsequent interim period through the Resignation Date, the Company and UHY did not have any disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of UHY, would have caused UHY to make reference to the matter in its reports on the Company’s consolidated financial statements during such periods; and there were no “reportable events” as the term is described in Item 304(a)(1)(v) of Regulation S-K.

The Company requested UHY furnish a letter addressed to the Securities and Exchange Commission, pursuant to Item 304(a)(3) of Regulation S-K, stating whether or not UHY agrees with the above statements, which letter we filed as Exhibit 16.1 to our Current Report on Form 8-K filed on December 4, 2014.

The Audit Committee recommended and approved the engagement of BDO as the successor independent registered public accounting firm, effective upon the consummation of the merger on the Resignation Date. At no time during the Company’s fiscal years ended June 30, 2014 and 2013 and during any subsequent interim period through the Resignation Date, did the Company consult with BDO regarding (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company that BDO concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue or (ii) any matter that was the subject of a disagreement as defined in Item 304(a)(1)(iv) and related instructions of Regulation S-K or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As described in Management’s Report on Internal Control over Financial Reporting included in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K, we identified material weaknesses in the Company’s internal control over financial reporting (as defined in the Exchange Act). As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-K.

As described in Management’s Report on Internal Control over Financial Reporting included in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K, we did not maintain properly designed controls over the contemporaneous formal documentation that we had historically prepared to support our initial designations of derivative financial instruments as cash flow hedges in connection with our crude oil and natural gas hedging program. Specifically, the controls in place relating to the documentation of hedge designations were not properly designed to provide reasonable assurance that these derivative contracts would be properly recorded and disclosed in the financial statements in accordance with U.S. GAAP. As a result, our controls failed to detect that our formal hedge documentation did not meet the technical requirements to qualify for cash flow hedge accounting treatment in accordance with ASC Topic 815, Derivatives and Hedging. The primary reason for this determination was that the formal hedge documentation lacked specificity of the hedged items and, therefore, the designations failed to meet hedge documentation requirements for cash flow hedge accounting treatment. Effective June 30, 2015, management discontinued the use of hedge accounting on all derivative contracts and does not expect the material weakness associated with hedge accounting to recur. If, in the future, we were to begin to designate our derivatives as hedges we would need to enhance our controls regarding consideration of all sources of ineffectiveness.

In light of this material weakness, in preparing our financial statements as of and for the fiscal year ended June 30, 2015, we performed additional analyses and procedures pertaining to our accounting for derivative instruments to ensure that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP and determined that it was necessary to restate (1) our consolidated balance sheet as of June 30, 2014, (2) our consolidated statements of operations, consolidated statements of cash flows, and consolidated statements of stockholders’ equity (deficit) for the years ended June 30, 2014 and 2013, (3) our quarterly consolidated financial statements for the quarters ended September 30, 2014 and 2013, December 31, 2014 and 2013, March 31, 2015 and 2014, (4) our quarterly consolidated financial information for the quarter ended June 30, 2014, and (5) our selected financial data for the years ended June 30, 2014, 2013, 2012, and 2011. Detailed disclosures concerning this restatement are included in our consolidated financial statements.

In addition, the Board has recently learned that, in 2007, 2009 and 2014, the Company’s Chief Executive Officer borrowed funds from personal acquaintances or their affiliates, certain of whom provided the Company with services. The Board also learned that Norman Louie, one of our directors, made a personal loan to Mr. Schiller in 2014 before Mr. Louie became a director of the Company. At the time the loan was made, Mr. Louie was a managing director at Mount Kellett Capital Management LP, which at the time, and as of June 30, 2015, owned a majority interest in Energy XXI M21K and 6.3% of the Company’s common stock. The loans made in 2014 are still outstanding. Since Mr. Schiller did not disclose the personal loans before they were made, the Board has determined that he did not comply with the procedural requirements of the Company’s Code of Business Conduct and Ethics. Upon learning of Mr. Schiller’s personal loans from affiliates of service providers, the Board engaged independent legal counsel to conduct an internal investigation, with the assistance of outside forensic accountants, to review these loans and the Company’s vendor procurement processes. The Board is still reviewing the results of the internal investigation. Although the internal investigation has not uncovered any illegal activity or any impact on the Company’s financial reporting or financial statements, the Company concluded this non-compliance to be a material weakness in its control environment given the leadership position of this officer, the visibility and importance of his actions to the Company’s overall system of controls and the significance with which the Company views this nondisclosure. As part of its review, the Board has begun the process of designing and implementing additional controls and procedures, including, but not limited to, strengthening the Company’s vendor procurement procedures to address any potential conflicts of interest that could arise from Mr. Schiller’s personal loans; revising the Code of Business Conduct and Ethics to explicitly ban any such personal loans in the future; and implementing an enhanced comprehensive training program on the Company’s Code of Business Conduct and Ethics.

Management’s Annual Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is included in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K on page 87 and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

Effective June 3, 2014, the Company acquired EPL. During the quarterly period ended June 30, 2015, changes to the Company’s controls occurred as substantially all of EPL’s stand-alone financial systems and processes used to record financial data were replaced and the associated financial data was converted onto the Company’s systems and processes. Therefore, EPL’s controls have been aligned and integrated into the Company’s control environment and the Company has included EPL in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2015.

In addition, the Board has begun the process of designing and implementing additional controls and procedures in response to a material weakness in its control environment as discussed above, including, but not limited to, strengthening the Company’s vendor procurement procedures to address any potential conflicts of interest that could arise from Mr. Schiller’s personal loans; revising the Code of Business Conduct and Ethics to explicitly ban any such personal loans in the future; and implementing an enhanced comprehensive training program on the Company’s Code of Business Conduct and Ethics.

Other than the changes noted above, there was no change in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarterly period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ENERGY XXI LTD

CONDENSED BALANCE SHEETS
(In Thousands)

	June 30,
	2015	2014 (Restated)
ASSETS
Current assets	$37,955	$135,943
Intercompany receivable	122,039	102,489
Equity investments	—	1,681,640
Intercompany notes receivable	171,000	171,000
Other assets and debt issuance costs, net of accumulated amortization	5,861	7,299
Total Assets	$336,855	$2,098,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	25,150	20,825
Accumulated losses in excess of equity investments	686,209	—
Long-term debt	354,218	342,986
Stockholders’ equity (deficit)	(728,722)	1,734,560
Total Liabilities and Stockholders’ Equity (Deficit)	$336,855	$2,098,371

See accompanying Notes to Condensed Financial Statements

ENERGY XXI LTD

CONDENSED STATEMENT OF OPERATIONS
(In Thousands)

	Year Ended June 30,
	2015	2014 (Restated)	2013 (Restated)
Operating Expenses
General and administrative expense	$8,409	$7,380	$7,439
Operating Loss	8,409	7,380	7,439
Other Income (Expense)
Income (loss) from equity method investees	(2,415,367)	26,009	175,218
Interest income	16,798	16,788	16,679
Interest expense	(24,669)	(14,485)	—
Guarantee income	3,732	3,135	1,900
Total Other Income (Loss)	(2,419,506)	31,447	193,797
Income (Loss) Before Income Taxes	(2,427,915)	24,067	186,358
Income Tax Expense	5,923	5,942	5,575
Net Income (Loss)	$(2,433,838)	$18,125	$180,783

See accompanying Notes to Condensed Financial Statements

ENERGY XXI LTD

CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended June 30,
	2015	2014 (Restated)	2013 (Restated)
Cash Flows From Operating Activities
Net income (loss)	$(2,433,838)	$18,125	$180,783
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Stock-based compensation and deferred income tax expense	9,113	9,013	(3,793)
Amortization of debt issuance costs and other	12,670	7,219	—
Income from equity method investees	2,415,367	(26,009)	(175,218)
Changes in operating assets and liabilities	(18,392)	(5,880)	24,209
Net Cash Provided by (Used in) Operating Activities	(15,080)	2,468	25,981
Cash Flows from Investing Activities
Change in equity method investments	(50,000)	(185,568)	(4,010)
Net Cash Used in Investing Activities	(50,000)	(185,568)	(4,010)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	2,336	3,994	7,021
Repurchase of company common stock	—	(30,824)	—
Dividends to shareholders	(35,904)	(46,169)	(37,488)
Debt issuance costs	—	(9,585)	—
Proceeds from convertible debt allocated to additional paid-in capital	—	63,432	—
Proceeds from long-term debt	—	336,568	—
Other	(2)	53	—
Net Cash Provided by (Used in) Financing Activities	(33,570)	317,469	(30,467)
Net Increase (Decrease) in Cash and Cash Equivalents	(98,650)	134,369	(8,496)
Cash and Cash Equivalents, beginning of year	135,703	1,334	9,830
Cash and Cash Equivalents, end of year	$37,053	$135,703	$1,334

See accompanying Notes to Condensed Financial Statements

ENERGY XXI LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

These condensed parent only financial statements of Energy XXI Ltd (the “Company”) do not include all of the information and notes normally included with financial statements prepared in accordance with U.S. GAAP and therefore, should be read in conjunction with the consolidated financial statements and notes thereto of the Company, included in this Annual Report on Form 10-K. The Company’s investments in its wholly-owned subsidiaries are accounted for under the equity method.

Energy XXI Gulf Coast, Inc.’s (“EGC”) credit agreement restricts the ability of EGC to make any dividend or other distributions to the Company, subject to certain exceptions. As of June 30, 2015, substantially all the net assets of the Company’s subsidiaries were restricted. Accordingly, these condensed parent only financial statements have been prepared pursuant to Rule 5-04 of Regulation S-X of the Securities Exchange Act of 1934, as amended.

Note 2 — Notes Receivable

The Company has advanced $171.0 million under promissory notes to its wholly owned subsidiary, which bear a simple interest rate of 9.75% per annum. Interest on notes receivable amounted to approximately $16.7 million for each of the years ended June 30, 2015, June 30, 2014 and June 30, 2013.

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

For accounting purposes, the $400 million aggregate principal amount of 3.0% Senior Convertible Notes for which we received cash was recorded at fair market value by applying the implied straight debt rate of 6.75% to allocate the proceeds between the debt component and the convertible equity component of the 3.0% Senior Convertible Notes. Based on applying the implied straight debt rate, the $400 million aggregate principal amount of the 3.0% Senior Convertible Notes was recorded at $336.6 million and the $63.4 million original issue discount is being amortized as an increase in interest expense over the life of the 3.0% Senior Convertible Notes.

Note 4 — Guarantee

The Company has provided a guarantee related to the payment of asset retirement obligations and other liabilities by M21K, LLC (“M21K”) for the EP Energy, LLOG Exploration and Eugene Island 330 and South Marsh Island 128 property acquisitions. For these guarantees, M21K has agreed to pay us $6.3 million, $3.3 million and $1.7 million, respectively, over a period of three years from the respective acquisition dates. For the years ended June 30, 2015, 2014 and 2013, we have received $3.7 million, $3.1 million and $1.9 million, respectively, related to such guarantees. On August 11, 2015, our wholly owned subsidiary acquired all equity interests in EXXI M21K.

ENERGY XXI LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4 — Guarantee  – (continued)

The Company has guaranteed the obligations under the lease agreement entered into by its wholly owned subsidiary under which such subsidiary will operate the Grand Isle Gathering System (the “GIGS Lease”). The primary term of the GIGS Lease is 11 years, with one renewal option, which will be the lesser of nine years or 75% of the expected remaining useful life of the Grand Isle Gathering System. The operating lease utilizes a minimum rent plus a variable rent structure, which is linked to the oil revenues realized from the Grand Isle Gathering System above a predetermined oil revenue threshold. The aggregate annual minimum monthly payments for the first twelve months of the GIGS Lease total $31.5 million, and such payment amounts average $40.5 million per year over the life of the lease.

Note 5 — Income Taxes

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

Note 6 — Supplemental Cash Flow Information

The following table presents our supplemental cash flow information (in thousands):

	Year Ended June 30,
	2015	2014	2013
Cash paid for interest	$12,000	$6,767	$—

The following table presents our non-cash investing and financing activities (in thousands):

	Year Ended June 30,
	2015	2014	2013
Common stock issued for the EPL Acquisition, net	$—	$315,394	$—

(3) Exhibits

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this Form 10-K and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of September 2015.

ENERGY XXI LTD

By:	/s/ JOHN D. SCHILLER, JR. John D. Schiller, Jr. Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN D. SCHILLER, JR. John D. Schiller, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	September 29, 2015
/s/ BRUCE W. BUSMIRE Bruce W. Busmire	Chief Financial Officer and (Principal Financial Officer and Principal Accounting Officer)	September 29, 2015
/s/ WILLIAM COLVIN William Colvin	Director	September 29, 2015
/s/ CORNELIUS DUPRÉ II Cornelius Dupré II	Director	September 29, 2015
/s/ HILL A. FEINBERG Hill A Feinberg	Director	September 29, 2015
/s/ KEVIN S. FLANNERY Kevin S. Flannery	Director	September 29, 2015
/s/ SCOTT A. GRIFFITHS Scott A. Griffiths	Director	September 29, 2015
/s/ JAMES LACHANCE James LaChance	Director	September 29, 2015
/s/ NORMAN LOUIE Norman Louie	Director	September 29, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Originally Filed as Exhibit	File Number
2.1	Agreement and Plan of Merger among Energy XXI (Bermuda) Limited, Energy XXI Gulf Coast, Inc., Clyde Merger Sub, Inc. and EPL Oil & Gas, Inc., dated as of March 12, 2014	Included as Annex A to the Registration Statement on Form S-4 filed on April 1, 2014	333-194942
2.2	Amendment No. 1 to Agreement and Plan of Merger among Energy XXI (Bermuda) Limited, Energy XXI Gulf Coast, Inc., Clyde Merger Sub, Inc. and EPL Oil & Gas, Inc., dated as of April 15, 2014	2.2 to Energy XXI (Bermuda) Limited’s Form S-4/A filed on April 15, 2014	333-194942
2.3	Purchase and Sale Agreement, dated June 22, 2015, by and between Grand Isle Corridor, LP and Energy XXI USA, Inc.	2.1 to the Company’s Form 8-K filed on June 23, 2015	001-33628
2.4	Guaranty, dated June 22, 2015, by Energy XXI Ltd in favor of Grand Isle Corridor, LP	2.2 to the Company’s Form 8-K filed on June 23, 2015	001-33628
2.5	Guaranty, dated June 22, 2015, by CorEnergy Infrastructure Trust, Inc. in favor of Energy XXI USA, Inc.	2.3 to the Company’s Form 8-K filed on June 23, 2015	001-33628
3.1	Altered Memorandum of Association of Energy XXI Ltd	3.1 to the Company’s Form 8-K filed on November 9, 2011	001-33628
3.2	Bye-Laws of Energy XXI Ltd	3.2 to the Company’s Form 8-K filed on November 9, 2011	001-33628
4.1	Investor Rights Agreement dated October 13, 2005 among Energy XXI Acquisition Corporation (Bermuda) Limited, Sunrise Securities Corp. and Collins Steward Limited	4.1 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
4.2	Registration Rights Agreement dated October 13, 2005 among Energy XXI Acquisition Corporation (Bermuda) and the investors named therein	4.2 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
4.3	Indenture related to the 9.25% Senior Notes due 2017, dated December 17, 2010, by and among Energy XXI Gulf Coast, Inc., the Guarantors named therein and Wells Fargo Bank, N.A., as trustee	4.1 to the Company’s Form 8-K filed on December 22, 2010	001-33628
4.4	Indenture related to the 7.75% Senior Notes due 2019, dated as of February 25, 2011 among Energy XXI Gulf Coast, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee	4.1 to the Company’s Form 8-K filed on February 28, 2011	001-33628

Exhibit Number	Exhibit Description	Originally Filed as Exhibit	File Number
4.5	Indenture related to the 7.50% Senior Notes due 2021, dated as of September 26, 2013 among Energy XXI Gulf Coast, Inc., Energy XXI (Bermuda) Limited, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee	4.1 to the Company’s Form 8-K filed on September 26, 2013	001-33628
4.6	Registration Rights Agreement dated as of September 26, 2013 among Energy XXI Gulf Coast, Inc., Citigroup Global Markets Inc. and RBS Securities Inc., as representatives of the Initial Purchasers, Energy XXI (Bermuda) Limited and the Guarantors named therein	4.2 to the Company’s Form 8-K filed on September 26, 2013	001-33628
4.7	Indenture related to the 3.0% Senior Convertible Notes due 2018, dated November 22, 2013, by and between Energy XXI (Bermuda) Limited and Wells Fargo Bank, National Association, as trustee (including the form of 3.0% Senior Convertible Note due 2018)	4.1 to the Company’s Form 8-K filed on November 22, 2013	001-33628
4.8	Indenture related to the 6.875% Senior Notes due 2024, dated as of May 27, 2014, by and among Energy XXI Gulf Coast, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee	4.1 to the Company’s Form 8-K filed on May 29, 2014	001-33628
4.9	Registration Rights Agreement dated as of May 27, 2014 among Energy XXI Gulf Coast, Inc., Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers and the Guarantors named therein	4.2 to the Company’s Form 8-K filed on May 29, 2014	001-33628
4.10	Indenture related to the 8.25% Senior Notes due 2018, dated as of February 14, 2011, by and among Energy Partners, Ltd., as Issuer, the Guarantors named therein and U.S. Bank National Association, as Trustee	4.1 to EPL Oil & Gas, Inc. Form 8-K filed on February 15, 2011	001-16179
4.11	Supplemental Indenture related to the 8.25% Senior Notes due 2018, dated as of March 14, 2011, by and among Anglo-Suisse Offshore Pipeline Partners, LLC, as a Guarantor, Energy Partners, Ltd., as Issuer, the other Guarantors named therein and U.S. Bank National Association, as Trustee	4.2 to EPL Oil & Gas, Inc. Form S-4 filed on August 14, 2011	333-175567

Exhibit Number	Exhibit Description	Originally Filed as Exhibit	File Number
4.12	Second Supplemental Indenture related to the 8.25% Senior Notes due 2018, dated October 31, 2012, by and among Hilcorp Energy GOM, LLC, as a Guarantor, EPL Oil & Gas, Inc., as Issuer, the other Guarantors named therein, and U.S. Bank National Association, as Trustee	4.3 to EPL Oil & Gas, Inc. Form 10-K filed on March 7, 2013	001-16179
4.13	Indenture related to the 8.25% Senior Notes due 2018, dated October 25, 2012, by and among EPL Oil & Gas, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee	4.1 to EPL Oil & Gas, Inc. Form 8-K filed on October 30, 2012	001-16179
4.14	First Supplemental Indenture related to the 8.25% Senior Notes due 2018, dated October 31, 2012, by and among Hilcorp Energy GOM, LLC, as a Guarantor, EPL Oil & Gas, Inc., as Issuer, the other Guarantors named therein, and U.S. Bank National Association, as Trustee	4.5 to EPL Oil & Gas, Inc. Form 10-K filed on March 7, 2013	001-16179
4.15	Third Supplemental Indenture related to the 8.25% Senior Notes due 2018, by and among EPL Oil & Gas, Inc., the other Guarantors named therein and U.S. Bank National Association, as Trustee, dated April 18, 2014	4.1 to EPL Oil & Gas, Inc. Form 8-K filed on April 21, 2014	001-16179
4.16	Indenture, related to the 11.000% Senior Secured Second Lien Notes due 2020, dated as of March 12, 2015, by and among Energy XXI Gulf Coast, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee	10.1 to the Company’s Form 8-K filed on March 17, 2015	001-33628
10.1†	Form of Restricted Stock Grant Agreement under 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.6 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.2†	Form of Restricted Stock Unit Agreement under 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.7 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.3	Letter Agreement dated September 2005 between Energy XXI Acquisition Corporation (Bermuda) Limited and The Exploitation Company, L.L.P.	10.12 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639
10.4†	Form of Notice of Grant of Stock Option together with Form of Stock Option Agreement under 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.25 to the Company’s Form 10-K filed on September 11, 2008	001-33628
10.5†	Energy XXI Services, LLC Directors’ Deferred Compensation Plan	10.1 to the Company’s Form 8-K filed on September 10, 2008	001-33628

Exhibit Number	Exhibit Description	Originally Filed as Exhibit	File Number
10.6†	Employment Agreement of John D. Schiller, Jr., effective September 10, 2008	10.1 to the Company’s Form 8-K filed on September 11, 2008	001-33628
10.7†	Form of Indemnification Agreement between Energy XXI (Bermuda) Limited and Indemnitees	10.1 to the Company’s Form 8-K filed on November 5, 2008	001-33628
10.8†	Form of Indemnification Agreement Between Company Subsidiaries and Indemnitees	10.2 to the Company’s Form 8-K filed on November 5, 2008	001-33628
10.9†	Energy XXI Services, LLC Employee Stock Purchase Plan	10.1 to the Company’s Form 8-K filed on November 5, 2008	001-33628
10.10†	Energy XXI Services, LLC 2008 Fair Market Value Stock Purchase Plan	4.2 to Form S-8 filed on June 10, 2009	333-159868
10.11†	Energy XXI Services, LLC, 2006 Long-Term Incentive Plan Restricted Stock Unit Awards Agreement	10.20 to the Company’s Form 10-K filed on August 9, 2012	001-33628
10.12†	Energy XXI Services, LLC, 2006 Long-Term Incentive Plan Performance Unit Awards Agreement	10.14 to the Company’s Form 10-K filed on August 25, 2014	001-33628
10.13†	Energy XXI Services, LLC, Employee Severance Plan (Amended and Restated August 1, 2014)	10.15 to the Company’s Form 10-K filed on August 25, 2014	001-33628
10.14†	Amended and Restated 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.1 to Form S-8 filed on December 15, 2009	333-163736
10.15†	Release and Separation Agreement, by and between David West Griffin and Energy XXI Ltd, dated December 4, 2014	10.1 to the Company’s Form 8-K filed on December 5, 2014	001-33628
10.16†	Release and Separation Agreement, by and between Benjamin Marchive and Energy XXI (Bermuda) Limited, dated August 20, 2014	10.2 to the Company’s Form 10-Q filed on February 9, 2015	001-33628
10.17	Second Amended and Restated First Lien Credit Agreement, dated as of May 5, 2011, among Energy XXI Gulf Coast, Inc., the various financial institutions and other parties from time to time parties thereto, as lenders, The Royal Bank of Scotland plc, as administrative Agent, and the other persons parties thereto in the capacities specified therein	10.1 to the Company’s Form 8-K filed on May 6, 2011	001-33628
10.18	First Amendment to Second Amended and Restated First Lien Credit Agreement dated as of October 4, 2011	10.1 to the Company’s Form 8-K filed on October 4, 2011	001-33628
10.19	Second Amendment to Second Amended and Restated First Lien Credit Agreement dated as of May 24, 2012	10.1 to the Company’s Form 8-K filed on May 25, 2012	001-33628

Exhibit Number	Exhibit Description	Originally Filed as Exhibit	File Number
10.20	Third Amendment to Second Amended and Restated First Lien Credit Agreement dated as of October 19, 2012	10.1 to the Company’s Form 8-K filed on October 15, 2012	001-33628
10.21	Fourth Amendment to Second Amended and Restated First Lien Credit Agreement dated as of April 9, 2013	10.1 to the Company’s Form 8-K filed on April 10, 2013	001-33628
10.22	Fifth Amendment to Second Amended and Restated First Lien Credit Agreement dated as of May 1, 2013	10.1 to the Company’s Form 8-K filed on May 6, 2013	001-33628
10.23	Sixth Amendment to Second Amended and Restated First Lien Credit Agreement dated as of September 27, 2013	10.1 to the Company’s Form 8-K filed on September 27, 2013	001-33628
10.24	Seventh Amendment to Second Amended and Restated First Lien Credit Agreement dated as of April 7, 2014	10.1 to the Company’s Form 8-K filed on April 7, 2014	001-33628
10.25	Eighth Amendment to Second Amended and Restated First Lien Credit Agreement dated as of May 23, 2014	10.25 to the Company’s form 10-K filed on August 25, 2014	001-33628
10.26	Waiver to Second Amended and Restated First Lien Credit Agreement, dated as of August 22, 2014	10.26 to the Company’s form 10-K filed on August 25, 2014	001-33628
10.27	Ninth Amendment to Second Amended and Restated First Lien Credit Agreement, dated as of September 5, 2015	10.1 to the Company’s Form 8-K filed on September 9, 2014	001-33628
10.28	Tenth Amendment to Second Amended and Restated First Lien Credit Agreement, dated as of March 3, 2015	10.2 to the Company’s Form 10-Q filed on May 8, 2015	001-33628
10.29	Eleventh Amendment and Waiver to Second Amended and Restated First Lien Credit Agreement, dated as of July 31, 2015	Filed herewith
10.30	Energy XXI Services, LLC Restoration Plan Amended and Restated effective January 1, 2013	10.1 to the Company’s Form 10-Q filed on January 31, 2013	001-33628
10.31	Form of Energy XXI Voting Agreement, dated as of March 12, 2014	10.1 to the Company’s Form 8-K filed on March 13, 2013	001-33628
10.34	Form of EPL Oil & Gas Voting Agreement, dated as of March 12, 2014	10.2 to the Company’s Form 8-K filed on March 13, 2014	001-33628
10.33	Interim Chief Strategic Officer Agreement, dated as of February 23, 2015, between Energy XXI Services, LLC and James LaChance.	10.1 to the Company’s Form 8-K filed on February 25, 2015	001-33628

Exhibit Number	Exhibit Description	Originally Filed as Exhibit	File Number
10.34	Purchase Agreement, dated March 5, 2015, by and between Energy XXI Gulf Coast, Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC and Imperial Capital, LLC, as representatives of the Initial Purchasers, and the Guarantors named therein	10.1 to the Company’s Form 8-K filed on March 9, 2015	001-33628
10.35	Intercreditor Agreement, dated as of March 12, 2015, by and between U.S. Bank National Association, as Collateral Trustee, and the Royal Bank of Scotland plc, as Priority Lien Agent	10.1 to the Company’s Form 8-K filed on March 17, 2015	001-33628
10.36	Collateral Trust Agreement, dated as of March 12, 2015, by and among Energy XXI Gulf Coast, Inc., the Guarantors from time to time party thereto, U.S. Bank National Association, as Trustee, the other Parity Lien Debt Representatives from time to time party thereto and U.S. Bank National Association, as Collateral Trustee	10.2 to the Company’s Form 8-K filed on March 17, 2015	001-33628
10.37	Second Lien Pledge and Security Agreement and Irrevocable Proxy, dated as of March 12, 2015, by and among Energy XXI Gulf Coast, Inc., each Subsidiary Guarantor (as defined in the Indenture) party thereto and U.S. Bank National Association, as Collateral Trustee	10.3 to the Company’s Form 8-K filed on March 17, 2015	001-33628
10.38	Second Lien Pledge Agreement and Irrevocable Proxy, dated as of March 12, 2015, by and between Energy XXI USA, Inc. and U.S. Bank National Association, as Collateral Trustee	10.4 to the Company’s Form 8-K filed on March 17, 2015	001-33628
10.39	Second Lien Security Agreement relating to the Grand Isle Gathering System Assets, dated as of March 12, 2015, by and between Energy XXI USA, Inc. and U.S. Bank National Association, as Collateral Trustee	10.5 to the Company’s Form 8-K filed on March 17, 2015	001-33628
10.40	Secured Second Lien Promissory Note, dated as of March 12, 2015, issued by EPL Oil & Gas, Inc., as the Maker, in favor of Energy XXI Gulf Coast, Inc., as the Payee	10.6 to the Company’s Form 8-K filed on March 17, 2015	001-33628
10.41	Guaranty, dated as of March 12, 2015, issued by the subsidiaries of EPL Oil & Gas, Inc., in favor of Energy XXI Gulf Coast, Inc., as Lender	10.7 to the Company’s Form 8-K filed on March 17, 2015	001-33628

Exhibit Number	Exhibit Description	Originally Filed as Exhibit	File Number
10.42	Second Lien Pledge and Security Agreement and Irrevocable Proxy, dated as of March 12, 2015, by EPL Oil & Gas, Inc. and each Subsidiary Guarantor Party thereto, in favor of Energy XXI Gulf Coast, Inc., as Lender	10.8 to the Company’s Form 8-K filed on March 17, 2015	001-33628
10.43	Intercompany Intercreditor Agreement, dated as of March 12, 2015, between the Royal Bank of Scotland plc, as Priority Lien Agent and Energy XXI Gulf Coast, Inc.	10.12 to the Company’s Form 10-Q filed on May 8, 2015	001-33628
10.44	Transportation Agreement, dated as of March 11, 2015, between Energy XXI Gulf Coast, Inc. and Energy XXI USA, Inc.	10.13 to the Company’s Form 10-Q filed on May 8, 2015	001-33628
10.45	Assignment and Bill of Sale, dated March 11, 2015, by and among Energy XXI GOM, LLC, Energy XXI Pipeline, LLC, Energy XXI Pipeline II, LLC, and Energy XXI USA, Inc.	10.14 to the Company’s Form 10-Q filed on May 8, 2015	001-33628
10.46	Lease, dated June 30, 2015, by and between Grand Isle Corridor, LP and Energy XXI GIGS Services, LLC	10.1 to the Company’s Form 8-K filed on July 1, 2015	001-33628
12.1	Ratio of Earnings (Loss) to Combined Fixed Charges and Preference Dividends – Energy XXI Ltd	Filed herewith
21.1	Subsidiary List	Filed herewith
23.1	Consent of BDO USA, LLP	Filed herewith
23.2	Consent of UHY, LLP	Filed herewith
23.3	Consent of Netherland, Sewell & Associates, Inc.	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers and Geologists	Filed herewith

Exhibit Number	Exhibit Description	Originally Filed as Exhibit	File Number
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith