Form 10-Q
period 2015-09-30
Energy XXI Ltd
filed 2015-11-09
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of October 30, 2015, there were 94,967,121 shares outstanding of the registrant’s common stock, par value $0.005 per share.

ENERGY XXI LTD

i

GLOSSARY OF TERMS

Below is a list of terms that are common to our industry and used throughout this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (“Quarterly Report”):

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments as well as other factors the Company believes are appropriate under the circumstances and their potential effect on us. While management believes that these forward-looking statements are reasonable, such statements are not guarantees of future performance and the actual results or developments anticipated may not be realized or, even if substantially realized, may not have the expected consequences to or effects on the Company’s business or results. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	our business strategy;
•	further or sustained declines in the prices we receive for our oil and gas production;
•	our future financial condition, results of operations, revenues, cash flows and expenses;
•	our future levels of indebtedness, liquidity and compliance with debt covenants;
•	our inability to obtain additional financing necessary to fund our operations, capital expenditures, and to meet our other obligations;
•	economic slowdowns that can adversely affect consumption of oil and gas by businesses and consumers;
•	uncertainties in estimating our oil and gas reserves and net present values of those reserves;
•	the need to take ceiling test impairments due to lower commodity prices;
•	hedging activities exposing us to pricing and counterparty risks;
•	replacing our oil and gas reserves;
•	geographic concentration of our assets;
•	uncertainties in exploring for and producing oil and gas, including exploitation, development, drilling and operating risks;
•	our ability to make acquisitions and to integrate acquisitions;
•	our ability to establish production on our acreage prior to the expiration of related leaseholds;
•	availability of drilling and production equipment, facilities, field service providers, gathering, processing and transportation;
•	disruption of operations and damages due to capsizing, collisions, hurricanes or tropical storms;
•	environmental risks;
•	availability, cost and adequacy of insurance coverage;
•	competition in the oil and gas industry;
•	our inability to retain and attract key personnel;
•	the effects of government regulation and permitting and other legal requirements;

•	costs associated with perfecting title for mineral rights in some of our properties; and
•	weaknesses in our internal controls.

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the “2015 Annual Report”) and Part II, “Item 1A. Risk Factors” in this Quarterly Report.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION

ITEM 1. Unaudited Consolidated Financial Statements

ENERGY XXI LTD

CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)

	September 30, 2015	June 30, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$491,461	$756,848
Accounts receivable
Oil and natural gas sales	75,902	100,243
Joint interest billings	19,979	12,433
Other	35,105	43,513
Prepaid expenses and other current assets	49,053	24,298
Restricted cash	9,708	9,359
Derivative financial instruments	50,904	22,229
Total Current Assets	732,112	968,923
Property and Equipment
Oil and natural gas properties, net – full cost method of accounting, including $437.8 million and $436.4 million of unevaluated properties not being amortized at September 30, 2015 and June 30, 2015, respectively	2,691,510	3,570,759
Other property and equipment, net	22,599	21,820
Total Property and Equipment, net of accumulated depreciation, depletion, amortization and impairment	2,714,109	3,592,579
Other Assets
Derivative financial instruments	8,658	3,898
Equity investments	—	10,835
Restricted cash	32,682	32,667
Other assets and debt issuance costs, net of accumulated amortization	71,068	81,927
Total Other Assets	112,408	129,327
Total Assets	$3,558,629	$4,690,829
LIABILITIES
Current Liabilities
Accounts payable	$175,994	$156,339
Accrued liabilities	135,425	155,306
Asset retirement obligations	27,366	33,286
Derivative financial instruments	—	2,661
Current maturities of long-term debt	6,230	11,395
Total Current Liabilities	345,015	358,987
Long-term debt, less current maturities	4,007,081	4,597,037
Asset retirement obligations	505,806	453,799
Derivative financial instruments	—	1,358
Other liabilities	5,000	8,370
Total Liabilities	4,862,902	5,419,551

See accompanying Notes to Consolidated Financial Statements.

ENERGY XXI LTD

CONSOLIDATED BALANCE SHEETS – (continued)
(In Thousands, except share information)

	September 30, 2015	June 30, 2015
	(Unaudited)
Commitments and Contingencies (Note 15)
Stockholders’ Deficit
Preferred stock, $0.001 par value, 7,500,000 shares authorized at September 30, 2015 and June 30, 2015
7.25% Convertible perpetual preferred stock, 3,000 shares issued and outstanding at September 30, 2015 and June 30, 2015	—	—
5.625% Convertible perpetual preferred stock, 797,759 and 812,759 shares issued and outstanding at September 30, 2015 and June 30, 2015, respectively	1	1
Common stock, $0.005 par value, 200,000,000 shares authorized and 94,966,655 and 94,643,498 shares issued and outstanding at September 30, 2015 and June 30, 2015, respectively	474	472
Additional paid-in capital	1,844,611	1,843,918
Accumulated deficit	(3,149,359)	(2,573,113)
Total Stockholders’ Deficit	(1,304,273)	(728,722)
Total Liabilities and Stockholders’ Deficit	$3,558,629	$4,690,829

See accompanying Notes to Consolidated Financial Statements.

ENERGY XXI LTD

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Revenues
Oil sales	$178,908	$370,155
Natural gas sales	23,485	34,561
Gain on derivative financial instruments	55,430	56,725
Total Revenues	257,823	461,441
Costs and Expenses
Lease operating	94,622	142,585
Production taxes	757	3,093
Gathering and transportation	14,978	9,188
Depreciation, depletion and amortization	124,024	159,140
Accretion of asset retirement obligations	14,784	12,819
Impairment of oil and natural gas properties	904,669	—
General and administrative expense	22,189	26,424
Total Costs and Expenses	1,176,023	353,249
Operating Income (Loss)	(918,200)	108,192
Other Income (Expense)
(Loss) income from equity method investees	(10,746)	959
Other income, net	494	951
Gain on early extinguishment of debt	458,278	—
Interest expense	(103,218)	(66,263)
Total Other Income (Expense), net	344,808	(64,353)
Income (Loss) Before Income Taxes	(573,392)	43,839
Income Tax Expense (Benefit)	—	16,649
Net Income (Loss)	(573,392)	27,190
Preferred Stock Dividends	2,854	2,872
Net Income (Loss) Attributable to Common Stockholders	$(576,246)	$24,318
Earnings (Loss) per Share
Basic	$(6.08)	$0.26
Diluted	$(6.08)	$0.24
Weighted Average Number of Common Shares Outstanding
Basic	94,778	93,833
Diluted	94,778	102,300

See accompanying Notes to Consolidated Financial Statements.

ENERGY XXI LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities
Net income (loss)	$(573,392)	$27,190
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	124,024	159,140
Impairment of oil and natural gas properties	904,669	—
Deferred income tax expense	—	16,369
Gain on early extinguishment of debt	(458,278)	—
Change in fair value of derivative financial instruments	(36,688)	(55,095)
Accretion of asset retirement obligations	14,784	12,819
Loss (income) from equity method investees	10,746	(959)
Amortization and write-off of debt issuance costs and other	5,581	2,744
Deferred rent	2,288	—
Stock-based compensation	383	1,779
Changes in operating assets and liabilities
Accounts receivable	39,606	23,313
Prepaid expenses and other assets	(14,122)	7,661
Settlement of asset retirement obligations	(40,631)	(14,907)
Accounts payable and accrued liabilities	(48,203)	23,896
Net Cash Provided by (Used in) Operating Activities	(69,233)	203,950
Cash Flows from Investing Activities
Acquisitions, net of cash	(2,227)	(287)
Capital expenditures	(68,656)	(280,010)
Insurance payments received	976	—
Change in equity method investments	—	1,282
Transfer to restricted cash	(12)	—
Proceeds from the sale of properties	3,787	6,947
Other	112	(80)
Net Cash Used in Investing Activities	(66,020)	(272,148)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	311	2,217
Dividends to shareholders – common	—	(11,264)
Dividends to shareholders – preferred	(2,863)	(2,872)
Proceeds from long-term debt	—	510,120
Payments on long-term debt	(99,792)	(454,042)
Payment of debt assumed in acquisition	(25,187)	—
Fees related to debt extinguishment	(1,580)	—
Debt issuance costs	(4)	(2,250)
Other	(1,019)	(17)
Net Cash Provided by (Used in) Financing Activities	(130,134)	41,892
Net Decrease in Cash and Cash Equivalents	(265,387)	(26,306)
Cash and Cash Equivalents, beginning of period	756,848	145,806
Cash and Cash Equivalents, end of period	$491,461	$119,500

See accompanying Notes to Consolidated Financial Statements.

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

Interim Financial Statements.  The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2015 Annual Report.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In June 2015, the FASB issued ASU 2015-15 as an amendment to this guidance to address the absence of authoritative guidance for debt issuance costs related to line-of-credit arrangements. The SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) —  Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. It also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The ASU is effective for public entities for annual periods beginning after December 15, 2015, and interim periods within those annual reporting periods. Early adoption is permitted for financial statements that have not been previously issued. The guidance will be applied prospectively. We are currently evaluating the provisions of ASU 2015-16 and assessing the impact, if any, it may have on our consolidated financial statements.

Note 3 — Acquisitions

Acquisition of interest in M21K

On August 11, 2015, pursuant to the M21K Purchase Agreement, we acquired all of the remaining equity interests of M21K, LLC (“M21K”) for consideration consisting of the assumption of all obligations and liabilities of M21K including approximately $25.2 million associated with M21K’s first lien credit facility, which was required to be paid at closing (the “M21K Acquisition”). The sellers retained certain overriding royalty interests applicable only to the extent that production proceeds during any calendar month average in excess of $65.00/Bbl WTI and $3.50/MMbtu Henry Hub and limited to a term of four years or an aggregate amount of $20 million, whichever occurs earlier. In addition, with respect to the Eugene Island 330 and South Marsh Island 128 fields, in the event we sell our interest in one or both of these fields, the overriding royalty interests with respect to such sold field shall terminate; provided, however if such sale occurs within four years of the effective date of the M21K Purchase Agreement and the consideration received for such sale is greater than the allocated value for such field as specified in the M21K Purchase Agreement, then we are obligated to pay an amount equal to 20% of the portion of the consideration received in excess of the specified allocated value of such field. Prior to this transaction which is effective as of August 1, 2015, we

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Acquisitions  – (continued)

had owned a 20% interest in M21K through our investment in EXXI M21K, a wholly owned subsidiary of Energy XXI. See Note 5 — “Equity Method Investments.”

The following table presents the preliminary purchase price allocation to the assets acquired and liabilities assumed, based on their estimated fair values on August 11, 2015 (in thousands):

Oil and natural gas properties – evaluated	$73,910
Oil and natural gas properties – unevaluated	39,278
Asset retirement obligations	(66,700)
Net working capital*	(21,301)
Fair value of debt assumed	(25,187)
Cash paid	$—

*Net working capital includes approximately $1.0 million in cash.

Note 4 — Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2015	June 30, 2015
Oil and natural gas properties
Proved properties	$9,385,207	$9,243,737
Less: accumulated depreciation, depletion, amortization and impairment	(7,131,491)	(6,109,335)
Proved properties, net	2,253,716	3,134,402
Unevaluated properties	437,794	436,357
Oil and natural gas properties, net	2,691,510	3,570,759
Other property and equipment	47,896	45,941
Less: accumulated depreciation	(25,297)	(24,121)
Other property and equipment, net	22,599	21,820
Total property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$2,714,109	$3,592,579

At September 30, 2015, the Company’s investment in unevaluated properties primarily relates to the fair value of unproved oil and natural gas properties acquired in oil and gas property acquisitions (primarily the acquisition of EPL Oil & Gas, Inc. (“EPL”) on June 3, 2014). Costs associated with unevaluated properties are transferred to evaluated properties upon the earlier of 1) a determination as to whether there are any proved reserves related to the properties, or 2) ratably over a period of time of not more than four years.

Under the full cost method of accounting at the end of each financial reporting period, we compare the present value of estimated future net cash flows from proved reserves (computed using the unweighted arithmetic average of the first-day-of-the-month historical price, net of applicable differentials, for each month within the previous 12-month period discounted at 10%, plus the lower of cost or fair market value of unproved properties and excluding cash flows related to estimated abandonment costs associated with developed properties) to the net full cost pool of oil and natural gas properties, net of related deferred income taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of these oil and natural gas properties exceed the estimated discounted future net cash flows, we are required to write-down the value of our oil and natural gas properties to the amount of the discounted cash flows. At September 30, 2015, our ceiling test computation resulted in an impairment of our oil and natural gas properties of $904.7 million. If the current low commodity price environment or downward trend in oil prices continues, there is a reasonable

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 — Property and Equipment  – (continued)

likelihood that we could incur further impairment to our full cost pool in fiscal 2016 based on the average oil and natural gas price calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the previous 12-month period under the SEC pricing methodology.

Note 5 — Equity Method Investments

Prior to the M21K Acquisition on August 11, 2015 discussed previously in Note 3 — Acquisitions, we owned a 20% interest in EXXI M21K which is engaged in the acquisition, exploration, development and operation of oil and natural gas properties offshore in the Gulf of Mexico, through its wholly owned subsidiary, M21K. Energy XXI Gulf Coast, Inc. (“EGC”), an indirect wholly owned subsidiary of Energy XXI received a management fee from M21K for providing administrative assistance in carrying out its operations. We also provided a guarantee related to the payment of asset retirement obligations and other liabilities of M21K. EXXI M21K was a guarantor of a $100 million first lien credit facility agreement entered into by M21K, which had a $40 million borrowing base and under which $28.0 million in loans and $1.2 million in letters of credit were outstanding as of June 30, 2015. At June 30, 2015, M21K was in default due to a breach of certain covenants under this agreement. On August 11, 2015, we acquired all of the equity interests of M21K and repaid the outstanding balance under the M21K credit facility. See Note 3 —  Acquisitions and Note 13 — Related Party Transactions.

We recorded an equity loss of $10.7 million and equity income of $1.0 million for the three months ended September 30, 2015 and September 30, 2014, respectively.

Note 6 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2015	June 30, 2015
Revolving Credit Facility	$150,000	$150,000
11.0% Senior Secured Second Lien Notes due 2020	1,450,000	1,450,000
8.25% Senior Notes due 2018	510,000	510,000
6.875% Senior Notes due 2024	439,893	650,000
3.0% Senior Convertible Notes due 2018	400,000	400,000
7.5% Senior Notes due 2021	246,271	500,000
7.75% Senior Notes due 2019	126,273	250,000
9.25% Senior Notes due 2017	746,185	750,000
4.14% Promissory Note due 2017	4,231	4,343
Debt premium, 8.25% Senior Notes due 2018(1)	26,018	29,459
Original issue discount, 11.0% Notes due 2020	(49,080)	(51,104)
Original issue discount, 3.0% Senior Convertible Notes due 2018	(42,821)	(45,782)
Derivative instruments premium financing	5,421	10,647
Capital lease obligations	920	869
Total debt	4,013,311	4,608,432
Less current maturities	6,230	11,395
Total long-term debt	$4,007,081	$4,597,037

(1)	Represents unamortized premium on the 8.25% Senior Notes assumed in the EPL Acquisition.

During the quarter ended September 30, 2015, we repurchased approximately $210.1 million, $253.7 million, $123.7 million and $3.8 million in aggregate principal amount of the 6.875% Senior Notes

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Long-Term Debt  – (continued)

due 2024, the 7.5% Senior Notes due 2021, the 7.75% Senior Notes due 2019 and the 9.25% Senior Notes due 2017, respectively, in open market transactions at a total price of approximately $123.2 million, and we recorded a gain on the repurchase of approximately $458.3 million, which amount is net of associated debt issuance costs. As of September 30, 2015, note repurchases totalling approximately $28.8 million had not yet settled and are reflected in accrued liabilities. During October 2015, we repurchased an additional $231.4 million, $5.2 million, $25.6 million, $8.2 million and $29.8 million in aggregate principal amount of the 6.875% Senior Notes due 2024, the 7.75% Senior Notes due 2019, the 9.25% Senior Notes due 2017, the 7.5% Notes due 2021, and the 8.25% Notes due 2018, respectively, in open market transactions at a total price of approximately $72.6 million. We will record a gain on these repurchases of approximately $227.8 million, less the amount of associated debt issuance costs, during the three months ended December 31, 2015. The repurchased notes were cancelled. From July 1, 2015 through October 31, 2015, we repurchased approximately $891.5 million of our unsecured notes in open market transactions at a total price of approximately $195.8 million, reducing our total indebtedness to approximately $3,712 million as of October 31, 2015.

Maturities of long-term debt as of September 30, 2015 are as follows (in thousands):

Twelve Months Ended September 30,
2016	$6,230
2017	1,257,003
2018	153,524
2019	526,273
2020	1,450,000
Thereafter	686,164
4,079,194
Less: Net original issue discount and debt premium	(65,883)
Total debt	$4,013,311

Revolving Credit Facility

The second amended and restated first lien credit agreement (“First Lien Credit Agreement” or “Revolving Credit Facility”) was entered into by EGC in May 2011 and underwent its Eleventh Amendment and Waiver to the First Lien Credit Agreement on July 31, 2015 (the “Eleventh Amendment”). This facility, as amended, has a maximum facility amount and borrowing base of $500 million, of which such amount $150 million is the borrowing base for EPL under the sub-facility established for EPL under the First Lien Credit Agreement. The scheduled date of maturity of the First Lien Credit Agreement is April 9, 2018, provided however that the maturity date will accelerate to a date 210 days prior to the date of maturity of EGC’s outstanding 9.25% unsecured notes due December 2017 (the “9.25% Senior Notes”) if such notes are not prepaid, redeemed or refinanced prior to such prior date, or to a date 210 days prior to the date of maturity of EPL’s outstanding 8.25% senior notes due February 2018 (the “8.25% Senior Notes”) if such notes are not prepaid, redeemed or refinanced prior to such prior date, or otherwise to a date that is 180 days prior to the date of maturity of any other permitted second lien or permitted third lien indebtedness or certain permitted unsecured indebtedness or any refinancings of such indebtedness if such indebtedness would come due prior to April 9, 2018.

Borrowings are limited to a borrowing base based on oil and natural gas reserve values which are re-determined on a periodic basis. We and our lenders are currently in the process of our fall borrowing base redetermination, which we expect to conclude during December 2015. The Revolving Credit Facility is secured by mortgages on at least 90% of the value of EGC and its subsidiaries’ (other than EPL and its subsidiaries until they become guarantors of the EGC indebtedness under the First Lien Credit Agreement)

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Long-Term Debt  – (continued)

proved reserves and proved developed producing reserves, but with the threshold for such properties of EPL and its subsidiaries (until they become guarantors of the EGC indebtedness under the First Lien Credit Agreement) at 85%.

Currently, the facility bears interest based on the borrowing base usage, at either the applicable London Interbank Offered Rate (“LIBOR”), plus applicable margins ranging from 2.75% to 3.75% or an alternate base rate based on the federal funds effective rate plus applicable margins ranging from 1.75% to 2.75%. The applicable commitment fee under the facility is 0.50%.

The First Lien Credit Agreement contains certain restrictions on the prepayment and repayment of outstanding note indebtedness of EGC and its subsidiaries, including the prohibition on using proceeds from credit extensions under the First Lien Credit Agreement for any such prepayment or repayment and the requirement that EGC have net liquidity at the time thereof of at least $250 million. In addition, EGC is required to have pro forma net liquidity of $250 million at the time of any refinancing of outstanding indebtedness.

Under the First Lien Credit Agreement, as amended, EGC’s rights to make distributions to its shareholders and pay dividends to parent entities (including ultimately to Energy XXI) are substantially reduced. Generally, under the First Lien Credit Agreement, as amended, EGC is only permitted to make such distributions for income tax liabilities arising for such other entities that relate to the income attributable to EGC and its subsidiaries, general and administrative expenses not to exceed $2 million in any fiscal year and for payment of insurance premiums in regards to affiliated party insurance agreements. Substantially all the net assets of the Company’s subsidiaries are restricted.

Lender consent is required for any asset disposition that would have the effect of reducing the borrowing base by more than $5 million in the aggregate. The Eleventh Amendment waived certain provisions of the First Lien Credit Agreement to permit the M21K Acquisition as well as an additional minor acquisition and disposition.

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

Since required lender consent to the specific terms of the transaction with respect to the sale of the East Bay field had not been obtained, EGC and EPL were in technical default under the First Lien Credit Agreement at June 30, 2015. On July 14, 2015, we obtained a waiver to this event of default, which waiver required EPL to deposit $21 million into an account subject to a control agreement in favor of the administrative agent under the First Lien Credit Agreement. Such amount will remain on deposit until the next redetermination of the borrowing base, unless used to repay a borrowing base deficiency. Upon the next redetermination, any amounts remaining in the account will be used to make an immediate payment toward

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Long-Term Debt  – (continued)

any borrowing base deficiency at the time of such redetermination, and so long as no event of default shall have occurred, any amount remaining after payment in full of any borrowing base deficiency shall be released and paid to EGC.

As of September 30, 2015, we had $150.0 million in borrowings and $227.8 million in letters of credit issued under the First Lien Credit Agreement and we were in compliance with all covenants thereunder. As part of our quarterly compliance certificates required under our revolving credit agreement and also as a condition to borrow funds or issue letters of credit under our revolving credit agreement, we must make certain representations, including representations about our solvency, and we must remain in compliance with the financial ratios in our revolving credit facility, as amended to date. Generally, the solvency representation requires, among other things, for us to determine at the time we desire to make a future borrowing, or issue or extend letters of credit, that the fair market value of our assets exceeds the face amount of our liabilities. The current commodity environment creates substantial uncertainty in determining fair market value of oil and natural gas assets which accordingly may impact our ability to continue to give the required representation. In addition, based on projected market conditions and commodity prices, we currently expect that we will not be in compliance with certain covenants under the First Lien Credit Agreement in certain future periods, including periods prior to June 30, 2016. We continue to focus on reducing our leverage and are working with our bank group on certain amendments to our First Lien Credit Agreement to address these concerns. There can be no assurance any of these discussions or transactions will prove successful. Absent success in these pursuits, a resultant breach under the Revolving Credit Facility would cause a default under such facility, potentially resulting in acceleration of all amounts outstanding under the Revolving Credit Facility. If the lenders under the Revolving Credit Facility were to accelerate the indebtedness under the Revolving Credit Facility as a result of such defaults, such acceleration could cause a cross-default or cross-acceleration of all of our other outstanding indebtedness. Such a cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we may not have sufficient liquidity to repay all of our outstanding indebtedness.

11.0% Senior Secured Second Lien Notes Due 2020

On March 12, 2015, EGC issued $1.45 billion in aggregate principal amount of 11.0% senior secured second lien notes due March 15, 2020 (the “11.0% Notes”) pursuant to the Purchase Agreement (the “Purchase Agreement”) by and among EGC, Energy XXI Ltd, our ultimate parent company (the “Parent”), Energy XXI USA, Inc. (“EXXI USA”) and certain of EGC’s wholly owned subsidiaries (together with the Parent and EXXI USA, the “Guarantors”), and Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC and Imperial Capital, LLC, as representatives of the initial purchasers named therein (the “Initial Purchasers”). EGC received net proceeds of approximately $1.35 billion in the offering after deducting the Initial Purchasers’ discount and direct offering costs. The 11.0% Notes were sold to investors at a discount of 96.313% of principal, for a yield to maturity at issuance of 12.000%. The 11.0% Notes were offered and sold in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) and were resold to qualified institutional buyers in reliance on Rule 144A of the Securities Act. The 11.0% Notes and the related guarantees have not been, and will not be, registered under the Securities Act or the securities laws of any other jurisdiction. The 11.0% Notes bear interest from the date of their issuance at an annual rate of 11.0% with interest due semi-annually, in arrears, on March 15th and September 15th, beginning September 15, 2015. EGC incurred underwriting and direct offering costs of $41.7 million which were recorded as debt issuance costs. The effective interest rate on the 11.0% Notes is approximately 12.8%, reflecting amortization of the Initial Purchasers’ discount of $53.5 million as well as the amortization of debt issuance costs.

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

6.875% Senior Notes Due 2024

On May 27, 2014, EGC issued at par $650 million in aggregate principal amount of the 6.875% Senior Notes due March 15, 2024. On June 1, 2015, we completed a registered offer to exchange the 6.875% Senior Notes for a new series of freely tradable notes having substantially identical terms as the 6.875% Senior Notes. EGC incurred underwriting and direct offering costs of approximately $11 million which were recorded as debt issuance costs.

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

The indenture governing the 6.875% Senior Notes, among other things, limits EGC’s ability and the ability of our restricted subsidiaries to transfer or sell assets, make loans or investments, pay dividends, redeem subordinated indebtedness or make other restricted payments, incur or guarantee additional indebtedness or issue disqualified capital stock, create or incur certain liens, incur dividend or other payment restrictions affecting certain subsidiaries, consummate a merger, consolidation or sale of all or substantially all of our assets, enter into transactions with affiliates and engage in business other than the oil and natural gas business.

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

For accounting purposes, the $400 million aggregate principal amount of 3.0% Senior Convertible Notes for which we received cash was recorded at fair market value by applying the implied straight debt rate of 6.75% to allocate the proceeds between the debt component and the convertible equity component of the 3.0% Senior Convertible Notes, which has been reflected as additional paid-in-capital. Based on applying the implied straight debt rate, the $400 million aggregate principal amount of the 3.0% Senior Convertible Notes was recorded at $336.6 million and the original issue discount of $63.4 million is being amortized as an increase in interest expense over the life of the 3.0% Senior Convertible Notes.

7.5% Senior Notes Due 2021

On September 26, 2013, EGC issued at par $500 million aggregate principal amount of 7.5% unsecured senior notes due December 15, 2021 (the “7.5% Senior Notes”). In April 2014, we completed a registered offer to exchange the 7.5% Senior Notes with a new series of freely tradable notes having substantially identical terms as the 7.5% Senior Notes. EGC incurred underwriting and direct offering costs of $8.6 million which were recorded as debt issuance costs.

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

7.75% Senior Notes Due 2019

On February 25, 2011, EGC issued at par $250 million aggregate principal amount of 7.75% unsecured senior notes due June 15, 2019 (the “7.75% Old Senior Notes”). On July 7, 2011, EGC exchanged the 7.75% Old Senior Notes for newly issued notes registered under the Securities Act (the “7.75% Senior Notes”) with identical terms and conditions. EGC incurred underwriting and direct offering costs of $3.1 million which were recorded as debt issuance costs.

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

9.25% Senior Notes Due 2017

On December 17, 2010, EGC issued at par $750 million aggregate principal amount of 9.25% unsecured senior notes due December 15, 2017 (the “9.25% Old Senior Notes”). On July 8, 2011, EGC exchanged $749 million of the 9.25% Old Senior Notes for $749 million of newly issued notes (the “9.25% Senior Notes”) registered under the Securities Act with identical terms and conditions. The trading restrictions on the remaining $1 million face value of the 9.25% Old Senior Notes were lifted on December 17, 2011. EGC incurred underwriting and direct offering costs of $15.4 million which were recorded as debt issuance costs.

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

Derivative Instruments Premium Financing

We finance premiums on derivative instruments that we purchase with our hedge counterparties. Substantially all of our hedge transactions are with lenders under the Revolving Credit Facility. Derivative instruments premium financing is accounted for as debt and this indebtedness is pari passu with borrowings under the Revolving Credit Facility. The derivative instruments premium financing is structured to mature when the derivative instrument settles so that we realize the value, net of derivative instrument premium

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Long-Term Debt  – (continued)

financing. As of September 30, 2015 and June 30, 2015, our outstanding derivative instruments premium financing discounted at our approximate borrowing cost of 2.5% per annum totaled $5.4 million and $10.6 million, respectively.

Interest Expense

For the three months ended September 30, 2015 and 2014, interest expense consisted of the following (in thousands):

	Three Months Ended September 30,
	2015	2014
Revolving Credit Facility	$3,810	$6,893
11.0% Senior Secured Second Lien Notes due 2020	40,203	—
8.25% Senior Notes due 2018	10,519	10,519
6.875% Senior Notes due 2024	11,032	11,172
3.0% Senior Convertible Notes due 2018	3,025	3,025
7.50% Senior Notes due 2021	7,785	9,375
7.75% Senior Notes due 2019	3,761	4,844
9.25% Senior Notes due 2017	17,344	17,344
4.14% Promissory Note due 2017	44	52
Amortization of debt issue cost – Revolving Credit Facility	676	977
Accretion of original debt issue discount, 11.0% Notes due 2020	2,024	—
Amortization of debt issue cost – 11.0% Notes due 2020	1,635	—
Amortization of fair value premium – 8.25% Senior Notes due 2018	(3,441)	(2,534)
Amortization of debt issue cost – 6.875% Senior Notes due 2024	282	281
Accretion of original debt issue discount, 3.0% Senior Convertible Notes due 2018	2,961	2,755
Amortization of debt issue cost – 3.0% Senior Convertible Notes due 2018	379	353
Amortization of debt issue cost – 7.50% Senior Notes due 2021	230	263
Amortization of debt issue cost – 7.75% Senior Notes due 2019	85	97
Amortization of debt issue cost – 9.25% Senior Notes due 2017	703	552
Derivative instruments financing and other	161	295
	$103,218	$66,263

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Asset Retirement Obligations

The following table describes the changes to our asset retirement obligations (in thousands):

Balance at June 30, 2015	$487,085
Liabilities acquired	66,700
Liabilities incurred and true-up to liabilities settled	5,234
Liabilities settled	(40,631)
Accretion expense	14,784
Total balance at September 30, 2015	533,172
Less: current portion	27,366
Long-term balance at September 30, 2015	$505,806

Note 8 — Derivative Financial Instruments

We enter into hedging transactions to reduce exposure to fluctuations in the price of crude oil and natural gas. We enter into hedging transactions with multiple investment-grade rated counterparties, primarily financial institutions, to reduce the concentration of exposure to any individual counterparty. We use financially settled crude oil and natural gas puts, put spreads, swaps, zero-cost collars and three-way collars. Derivative financial instruments are recorded at fair value and included as either assets or liabilities in the consolidated balance sheets. Any gains or losses resulting from changes in fair value of our outstanding derivative financial instruments and from the settlement of derivative financial instruments are recognized in earnings and included in gain (loss) on derivative financial instruments as a component of revenues in the accompanying consolidated statements of operations.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 — Derivative Financial Instruments  – (continued)

As of September 30, 2015, we had the following net open crude oil derivative positions:

				Weighted Average Contract Price
			Volumes (MBbls)	Collars/Put
Remaining Contract Term	Type of Contract	Index		Sub Floor	Floor	Ceiling
October 2015 – December 2015	Three-Way Collars	ARGUS-LLS	1,840	$32.50	$45.00	$75.00
October 2015 – December 2015	Collars	ARGUS-LLS	460		80.00	123.38
October 2015 – December 2015	Collars	NYMEX-WTI	138		75.00	85.00
October 2015 – December 2015	Bought Put	NYMEX-WTI	276		90.00
October 2015 – December 2015	Sold Put	NYMEX-WTI	(276)		90.00
January 2016 – June 2016	Collars	NYMEX-WTI	2,548		51.43	74.70
July 2016 – December 2016	Collars	NYMEX-WTI	2,576		51.43	74.70

As of September 30, 2015, we had the following net open natural gas derivative position:

Remaining Contract Term	Type of Contract	Index	Volumes (MMBtu)	Swaps Fixed Price	Weighted Average Contract Price
					Collars/Put
					Sub Floor	Floor	Ceiling
October 2015 – December 2015	Swaps	NYMEX-HH	396	$4.31
October 2015 – December 2015	Three-Way Collars	NYMEX-HH	1,380		$2.50	$3.00	$4.26
January 2016 – April 2016	Three-Way Collars	NYMEX-HH	1,515		2.43	2.93	4.12

The fair values of derivative instruments in our consolidated balance sheets were as follows (in thousands):

	Asset Derivative Instruments				Liability Derivative Instruments
	September 30, 2015		June 30, 2015		September 30, 2015		June 30, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative financial instruments	Current	$66,728	Current	$51,024	Current	$15,824	Current	$31,456
	Non-Current	10,409	Non-Current	11,980	Non-Current	1,751	Non-Current	9,440
Total gross derivative financial instruments subject to enforceable master netting agreement		77,137		63,004		17,575		40,896
Derivative financial instruments	Current	(15,824)	Current	(28,795)	Current	(15,824)	Current	(28,795)
	Non-Current	(1,751)	Non-Current	(8,082)	Non-Current	(1,751)	Non-Current	(8,082)
Gross amounts offset in Balance Sheets		(17,575)		(36,877)		(17,575)		(36,877)
Net amounts presented in Balance Sheets	Current	50,904	Current	22,229	Current	—	Current	2,661
	Non-Current	8,658	Non-Current	3,898	Non-Current	—	Non-Current	1,358
		$59,562		$26,127		$—		$4,019

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 — Derivative Financial Instruments  – (continued)

The following table presents information about the components of the gain (loss) on derivative instruments (in thousands).

	Three Months Ended September 30,
Gain (loss) on derivative financial instruments	2015	2014
Cash Settlements, net of purchased put premium amortization	$18,742	$(1,734)
Proceeds from monetizations	—	3,364
Change in fair value	36,688	55,095
Total gain on derivative financial instruments	$55,430	$56,725

We monitor the creditworthiness of our counterparties. However, we are not able to predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Possible actions would be to transfer our position to another counterparty or request a voluntary termination of the derivative contracts resulting in a cash settlement. Should one of our financial counterparties not perform, we may not realize the benefit of some of our derivative instruments under lower commodity prices and could incur a loss. At September 30, 2015, we had no deposits for collateral with our counterparties.

Note 9 — Income Taxes

We are a Bermuda company and are generally not subject to income tax in Bermuda. We operate through our various subsidiaries in the United States; accordingly, income taxes have been provided based upon U.S. tax laws and rates as they apply to our current ownership structure. We estimate our annual effective tax rate for the current fiscal year and apply it to interim periods. Currently, our estimated annual effective tax/(benefit) rate is zero. Our actual effective tax/(benefit) rate for the three months ended September 30, 2015 was also zero. The variance from the U.S. statutory rate of 35% is primarily due to continued recorded and forecast losses that, based on present circumstances, will not result in us recording a current income tax benefit. Rather, all increases in net deferred tax assets (primarily related to net operating loss (“NOL”) carryovers net of deferred tax liability from oil and natural gas properties’ net book carrying values exceeding their corresponding tax bases) will be completely offset by increases in valuation allowances. As required by ASC Topic 740-270, Income Taxes: Interim Reporting, we forecast our tax position for the year, and may not record an additional tax benefit in an interim period unless we believe that we would be allowed to record a net deferred tax asset at the end of the year. At this time, we do not have such a belief (due to a preponderance of negative evidence as to future realizability) and accordingly reflect a current deferred tax benefit of zero. We continue to evaluate the need for the valuation allowance based on current and expected earnings and other factors, and adjust it accordingly.

Our Bermuda companies continue to record income tax expense reflecting 30% U.S. withholding tax on any interest (and interest equivalent) accrued on indebtedness of the U.S. companies held by the Bermuda companies. We have accrued an additional withholding obligation of $2.6 million for the three months ended September 30, 2015. During the three months ended September 30, 2015, we have not made any cash withholding tax payments on management fees paid to our Bermuda entities. We record the 30% withholding tax as a separate line item which is offset by other U.S. federal deferred tax assets in the consolidated financial statements to arrive at the zero net deferred tax asset/liability amounts presented.

We have historically paid no significant U.S. cash income taxes due to the election to expense intangible drilling costs and the presence of our NOLs. However, in light of the Company’s recent activity in repurchasing certain indebtedness at a discount (see Note 6), gains on these repurchases are includable in taxable income of the Company for the current year as no statutory exclusion is available. The Alternative Minimum Tax (“AMT”) only allows offset of 90% of AMT income by NOL carryovers (with certain limited

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Income Taxes  – (continued)

exceptions for 2009 and 2010 generated NOLs), with the balance of income being taxed at 20%. We presently do not expect to make any cash AMT payments during this fiscal year. If any such AMT payments were required, we believe that, under present circumstances, we would not be able to record a net deferred tax asset for these payments, even though they result in a Minimum Tax Credit usable against future regular income tax with no expiration period. As such, we believe that any current-year cash AMT payments would have a negative impact on earnings. We revise our ongoing estimated AMT obligation each quarter during the year and revise our expected income tax rate and cash tax payment disclosure accordingly.

Note 10 — Stockholders’ Equity

Common Stock

Our common stock trades on the NASDAQ under the symbol “EXXI.” Our shareholders are entitled to one vote for each share of common stock held on all matters to be voted on by shareholders. We have 200,000,000 authorized common shares, par value of $0.005 per share.

Earlier this year, our Board of Directors decided to suspend the declaration of quarterly dividends on our common stock for the foreseeable future, including for the three months ended September 30, 2015. During the three months ended September 30, 2014, we paid cash dividends of $0.12 per share to holders of our common stock.

As of September 30, 2015, $83.2 million remains available for repurchases under the share repurchase program approved by our Board of Directors in May 2013. We have suspended the repurchase program indefinitely to reduce our capital needs.

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

The 5.625% Preferred Stock is convertible into 9.8353 shares of our common stock at the conversion rate and price in effect on the conversion date. The conversion rate is subject to adjustment as set forth in Section 7 of the 5.625% Preferred Stock Certificate of Designation. At September 30, 2015, the conversion rate was 10.4765 common shares per preferred share. On or after December 15, 2013, we may cause the

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Stockholders’ Equity  – (continued)

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

The 7.25% Preferred Stock is convertible into 8.77192 shares of our common stock at the conversion rate and price in effect on the conversion date. The conversion rate is subject to adjustment as set forth in Section 7 of the 7.25% Preferred Stock Certificate of Designation. At September 30, 2015, the conversion rate was 9.3439 common shares per preferred share. On or after December 15, 2014, we may cause the 7.25% Preferred Stock to be automatically convertible into common stock at the then prevailing conversion rate if, for at least 20 trading days in a period of 30 consecutive trading days, the daily average price of our common stock equals or exceeds 150% of the then-prevailing conversion price.

Conversions of Preferred Stock

During the three months ended September 30, 2015, we canceled and converted 15,000 shares of our 5.625% Preferred Stock into a total of 157,148 shares of common stock using a conversion rate of 10.4765 common shares per preferred share.

Note 11 — Supplemental Cash Flow Information

The following table presents our supplemental cash flow information (in thousands):

	Three Months Ended September 30,
	2015	2014
Cash paid for interest	$134,346	$41,827
Cash paid for income taxes	—	280

The following table presents our non-cash investing and financing activities (in thousands):

	Three Months Ended September 30,
	2015	2014
Financing of insurance premiums	$—	$3,358
Changes in capital expenditures accrued in accounts payable	12,792	28,346
Changes in asset retirement obligations	71,934	4,207
Note repurchases not yet settled reflected in accrued liabilities	(28,824)	—

Note 12 — Employee Benefit Plans

The Energy XXI Services, LLC 2006 Long-Term Incentive Plan (“Incentive Plan”).  We maintain an incentive and retention program for our employees. Participation shares (or “Restricted Stock Units”) are issued from time to time at a value equal to our common share price at the time of issue. The Restricted Stock Units generally vest equally over a three-year period. When vesting occurs, we pay the employee an amount equal to the then current common share price times the number of Restricted Stock Units. We have also awarded time-based performance units (“Time-Based Performance Units”) and Total Shareholder Return Performance-Based Units (“TSR Performance-Based Units”). Both the Time-Based Performance Units and TSR Performance-Based Units vest equally over a three-year period.

At our discretion, at the time the Restricted Stock Units and Performance Units vest, the amount due employees will be settled in either common shares or cash. Historically, we have settled all vesting Restricted Stock Units awards in cash and accordingly they are accounted for under the liability method. The July 2015

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 — Employee Benefit Plans  – (continued)

vesting of the July 2014, 2013, and 2012 Performance Unit awards were also settled in cash; however, future vesting of the Performance Units may be settled in common stock at the discretion of our Board of Directors. Upon a change in control of the Company, as defined in the Incentive Plan, all outstanding Restricted Stock Units and Performance Units become immediately vested and payable.

We recognized compensation expense (benefit) related to our outstanding Restricted Stock Units and Performance Units as follows (in thousands):

	Three Months Ended September 30,
	2015	2014
Restricted Stock Units	$(3,080)	$970
Performance Units	311	(5,175)
Total compensation expense recognized	$(2,769)	$(4,205)

As of September 30, 2015, we had 6,793,085 unvested Restricted Stock Units and 855,917 Time-Based Performance Units and 520,667 TSR Performance Based Units.

Note 13 — Related Party Transactions

Prior to the M21K Acquisition on August 11, 2015, we had a 20% interest in EXXI M21K and accounted for this investment using the equity method. We had provided a guarantee related to the payment of asset retirement obligations and other liabilities by M21K for the EP Energy property acquisition estimated at $65 million and $1.8 million, respectively. For the LLOG Exploration acquisition, we had guaranteed payment of asset retirement obligations by M21K estimated at $36.7 million. For the Eugene Island 330 and South Marsh Island 128 properties purchase, we had guaranteed payment of asset retirement obligation by M21K estimated at $18.6 million. For these guarantees, M21K agreed to pay us $6.3 million, $3.3 million and $1.7 million, respectively, over a period of three years from the respective acquisition dates. For the month ended July 31, 2015, we received $0.3 million related to such guarantees. For the three months ended September 30, 2014, we received $0.9 million related to such guarantees. Prior to the M21K Acquisition, we also received a management fee of $0.98 per BOE produced for providing administrative assistance in carrying out M21K operations. For the month ended July 31, 2015, we received management fees of $0.2 million. For the three months ended September 30, 2014, we received management fees of $0.9 million. See Note 3 — Acquisitions.

Effective January 15, 2015, our Board of Directors appointed one of its members, James LaChance, to serve as our interim Chief Strategic Officer. In that position, Mr. LaChance pursued discussions with our lenders and noteholders to improve our available capital, leverage ratios and average debt maturity, as directed by our Chief Executive Officer, in consultation with the Board. Mr. LaChance’s duties as interim Chief Strategic Officer were separate from, and in addition to, his responsibilities as a member of the Board of Directors. In light of the significant increase in the amount of time Mr. LaChance was required to spend performing in this new role, we and Mr. LaChance entered into an interim Chief Strategic Officer consulting agreement (the “Consulting Agreement”), with an effective date of January 15, 2015. Under the Consulting Agreement, Mr. LaChance was paid $200,000 per month for his services as interim Chief Strategic Officer. The Consulting Agreement expired on July 15, 2015. During the three months ended September 30, 2015, Mr. LaChance earned and was paid consulting fees of $0.1 million under the Consulting Agreement.

In accordance with the discretionary portion of a success fee payable in connection with the Consulting Agreement, the Board of Directors awarded Mr. LaChance the full $1 million amount on October 15, 2015. Fifty percent of this amount was paid in cash and the other fifty percent was paid in the form of

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Related Party Transactions  – (continued)

231,482 RSUs, based on a price of $2.16 per share, which was the closing price of our common stock on October 15, 2015. This discretionary portion of the success fee was accrued during the three months ended September 30, 2015.

On October 9, 2015, the Board determined that the positions of Chief Executive Officer and Chairman of the Board should be held by two different individuals. As a result of that determination, the Board elected Mr. LaChance to serve as Chairman of the Board, effective as of October 15, 2015, to serve in such capacity until his earlier resignation or removal. Mr. LaChance will not receive any compensation for serving as Chairman of the Board, other than pursuant to director compensation programs that are applicable to other non-employee directors.

Note 14 — Earnings (Loss) per Share

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

	Three Months Ended September 30,
	2015	2014
Net income (loss)	$(573,392)	$27,190
Preferred stock dividends	2,854	2,872
Net income (loss) attributable to common stockholders	$(576,246)	$24,318
Weighted average shares outstanding for basic EPS	94,778	93,833
Add dilutive securities	—	8,467
Weighted average shares outstanding for diluted EPS	94,778	102,300
Earnings (loss) per share
Basic	$(6.08)	$0.26
Diluted	$(6.08)	$0.24

For the three months ended September 30, 2015, 9,107,588 common stock equivalents were excluded from the diluted average shares due to an anti-dilutive effect. For the three months ended September 30, 2014, no common stock equivalents were excluded from the diluted average shares due to an anti-dilutive effect.

Note 15 — Commitments and Contingencies

Litigation.  We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our consolidated financial position, results of operations or cash flows.

Letters of Credit and Performance Bonds.  As of September 30, 2015, we had $225 million in letters of credit to third parties relating to assets in the Gulf of Mexico and $379.7 million of performance bonds outstanding. As a lessee and operator of oil and natural gas leases on the federal Outer Continental Shelf (OCS), approximately $218.0 million of our performance bonds are lease and/or area bonds issued to the BOEM (including $60.4 million associated with our August 2015 acquisition of the remaining equity interests in M21K) that assure our commitment to comply with the terms and conditions of those leases. We also maintain approximately $161.7 million in performance bonds issued to predecessor third party assignors including certain state regulatory bodies of certain of the wells and facilities on these leases pursuant to a

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15 — Commitments and Contingencies  – (continued)

contractual commitment made by us to those third parties at the time of assignment with respect to the eventual decommissioning of those wells and facilities. In April 2015, we received letters from the BOEM stating that certain of our subsidiaries no longer qualify for waiver of certain supplemental bonding requirements for potential offshore decommissioning, plugging and abandonment liabilities. The letters notified us that certain of our subsidiaries must provide approximately $1.0 billion in supplemental financial assurance and/or bonding for their offshore oil and gas leases, rights-of-way, and rights-of-use and easements. In June 2015, we reached agreements with the BOEM pursuant to which we provided $150 million of supplemental bonds issued to the BOEM (which is reflected in the $218.0 million in lease and/or area bonds discussed above), and the BOEM agreed to withdraw its orders with regard to supplemental bonding and postpone until November 15, 2015 the issuance of further requirements of us related to these supplemental financial assurance and/or bonding obligations. On June 30, 2015, we sold the East Bay field, and as a result, the $1.0 billion of supplemental financial assurance and/or bonding required by the BOEM in April 2015 was reduced by approximately $178 million.

Since our June 2015 agreements with the BOEM, we have worked towards preparing a long-term financial assurance plan that we could submit to the BOEM for approval. We have held meetings with the BOEM in furtherance of the plan’s development and, while a version of the long-term financial assurance plan could be submitted by November 15, 2015, we are currently seeking a 30-day extension to the November 15, 2015 date in order to augment the final plan in light of new information received.

In October 2015, we received information from the BOEM indicating that, following November 15, 2015, we may receive additional demands of supplemental financial assurance for amounts in addition to the $1.0 billion initially sought by the BOEM in April 2015, primarily relating to certain properties that are no longer exempt from supplemental bonding as a result of co-owners losing their exemptions. We believe that a substantial portion of the additional supplemental financial assurance and/or bonding that may be sought by the BOEM may relate to circumstances that could eventually be removed from our responsibility (in terms of providing added assurance or bonding), including, for example, lease interests of co-lessees, leases that have since been divested by us, and leases where we are not the permitted operator and no drilling of wells has occurred. Our request for a 30-day extension from the November 15, 2015 date for submittal of the long-term financial assurance plan is in part to give us time to evaluate and address these potential additional liabilities. We would expect that most, if not all, of our co-lessees with the remaining working interest in such lease interests will provide their share of the bonding.

Consequently, we expect that the BOEM will assess additional supplemental financial assurance and/or bonding requirements on us in such other letters that may be issued after November 15, 2015 if these items are not otherwise addressed in our long-term financial assurance plan. If we are successful in obtaining the 30-day extension, we intend for our long-term financial assurance plan to address these additional financial assurance requirements for which we received information in October 2015. Please note if our co-lessees and us are unable to agree on allocation of supplemental financial assurance and/or bonding amounts for such specified leases and present such agreed upon allocations to the BOEM for approval, the BOEM may direct supplemental financial assurance and/or bonding amounts for 100% of the lease interests to us, which would substantially increase the supplemental financial assurance and/or bonding requirements.

Unrelated to the BOEM’s April 2015 directive, on September 22, 2015, the BOEM issued Draft Guidance relating to supplemental bonding procedures that will, among other things, eliminate the “waiver” exemption currently allowed by the BOEM with respect to supplemental bonding and, instead, broaden the self-insurance approach that would allow more operators on the OCS to seek self-insurance for a portion of their supplemental bond obligations, but only for an amount that is no more than 10% of such operators’ tangible net worth. In addition, the Draft Guidance would implement a phased-in period for establishing compliance with supplemental bonding obligations, whereby operators may seek payment of estimated costs of decommissioning obligations owed under a “tailored plan” that is approved by the BOEM and would

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15 — Commitments and Contingencies  – (continued)

require payment of the supplemental bonding amount in three approximately equal installments of one-third each, by no later than 120, 240 and 360 calendar days, respectively, from the date of BOEM approval of the tailored plan. Furthermore, with issuance of an Advanced Notice of Proposed Rulemaking in August 2014, the BOEM is actively seeking to bolster its financial assurance requirements mandated by rule for all companies operating in federal waters.

While the Draft Guidance, once implemented by the BOEM, would allow an increased number of operators (relative to those operators under the existing Notice to Lessees (“NTL”) regarding supplemental financial assurance and bonding) to self-insure for their decommissioning liabilities that is no more than 10% of their tangible net worth, there is no assurance that the BOEM will allow us to utilize self-insurance programs and we currently do not plan for self-insurance under the long-term financial assurance plan that we plan to submit to the BOEM.

In addition to the Draft Guidance describing revised supplemental bonding procedures that may be used by the bureau, the BOEM is actively seeking to bolster its financial assurance requirements mandated by rule for all companies operating in federal waters. The cost of compliance with our existing supplemental bonding requirements, including the directives issued by the BOEM in April 2015 and June 2015, any other future directives, or any other changes to the BOEM’s current NTL supplemental bonding requirements or supplemental bonding regulations applicable to us or our subsidiaries’ properties could materially and adversely affect our financial condition, cash flows, and results of operations. In addition, we may be required to provide cash collateral or letters of credit to support the issuance of such bonds or other surety. Such letters of credit would likely be issued under our credit facility and would reduce the amount of borrowings available under such facility in the amount of any such letter of credit obligations. We can provide no assurance that we can continue to obtain bonds or other surety in all cases or that we will have sufficient availability under our credit facility to support such supplemental bonding requirements. If we are unable to obtain the additional required bonds or assurances as requested, the BOEM may require any of our operations on federal leases to be suspended or terminated, and such action could have a material effect on our business, prospects, results of operations, financial condition, and liquidity.

Other.  We maintain restricted escrow funds as required by certain contractual arrangements. At September 30, 2015, our restricted cash included $10 million in cash collateral associated with our bonding requirements, $5 million related to the Grand Isle Gathering System (“GIGS”) transaction, $21 million related to the East Bay sale which will remain restricted until our next borrowing base redetermination and approximately $6 million in a trust for future plugging, abandonment and other decommissioning costs related to the East Bay field which will be transferred to the buyer of our interests in that field.

We and our oil and natural gas joint interest owners are subject to periodic audits of the joint interest accounts for leases in which we participate and/or operate. As a result of these joint interest audits, amounts payable or receivable by us for costs incurred or revenue distributed by the operator or by us on a lease may be adjusted, resulting in adjustments to our net costs or revenues and the related cash flows. When they occur, these adjustments are recorded in the current period, which generally is one or more years after the related cost or revenue was incurred or recognized by the joint account. We do not believe any such adjustments will be material.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

For cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities and certain notes payable, the carrying amounts approximate fair value due to the short-term nature or maturity of the instruments. For the 11.0% Notes, 9.25% Senior Notes, 8.25% Senior Notes, 7.75% Senior Notes, 7.5% Senior Notes, 6.875% Senior Notes and 3.0% Senior Convertible Notes, the fair value is estimated based on quoted prices in a market that is not an active market, which are considered Level 2 inputs within the fair value hierarchy. The carrying value of the Revolving Credit Facility approximates its fair value because the interest rate is variable and reflective of market rates, which are Level 2 inputs within the fair value hierarchy.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16 — Fair Value of Financial Instruments  – (continued)

During the three months ended September 30, 2015, we did not have any transfers from or to Level 3. The following table presents the fair value of our Level 1 and Level 2 financial instruments (in thousands):

	Level 1		Level 2
	As of September 30, 2015	As of June 30, 2015	As of September 30, 2015	As of June 30, 2015
Assets:
Oil and natural gas derivatives	$—	$—	$77,137	$63,004
Liabilities:
Oil and natural gas derivatives	$—	$—	$17,575	$40,896
Restricted stock units	2,452	6,325	—	—
Time-based performance units	222	1,978	—	—
Total liabilities	$2,674	$8,303	$17,575	$40,896

The following table sets forth the carrying values and estimated fair values of our long-term debt instruments which are classified as Level 2 financial instruments (in thousands):

	September 30, 2015		June 30, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit facility	$150,000	$150,000	$150,000	$150,000
11% Senior Secured Second Lien Notes due 2020	1,400,920	684,226	1,398,896	1,276,000
8.25% Senior Notes due 2018	536,018	138,955	539,459	306,000
6.875% Senior Notes due 2024	439,893	77,483	650,000	211,250
3.0% Senior Convertible Notes due 2018	357,179	44,316	354,218	94,000
7.5% Senior Notes due 2021	246,271	44,575	500,000	164,925
7.75% Senior Notes due 2019	126,273	25,111	250,000	92,135
9.25% Senior Notes due 2017	746,185	179,383	750,000	413,160
	$4,002,739	$1,344,049	$4,592,573	$2,707,470

The 11.0% Notes, the 8.25% Senior Notes, the 6.875% Senior Notes, and the 7.5% Senior Notes each contain an option to redeem up to 35% of the aggregate principal amount of the respective notes outstanding with the net cash proceeds of certain equity offerings. Such options are considered embedded derivatives and are classified as Level 3 financial instruments for which the estimated fair values at September 30, 2015 are not material.

The following table sets forth the changes in our Level 3 financial instruments (in thousands):

	Three Months Ended September 30,
	2015	2014
Liabilities:
Performance-based performance units
Balance at beginning of period	$33	$6,910
Vested	—	—
Grants charged to general and administrative expense	(32)	(6,069)
Balance at end of period	$1	$841

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 17 — Prepayments and Accrued Liabilities

Prepayments and accrued liabilities consist of the following (in thousands):

	September 30, 2015	June 30, 2015
Prepaid expenses and other current assets
Advances to joint interest partners	$5,935	$1,294
Insurance	17,624	3,427
Inventory	7,476	7,867
Royalty deposit	3,156	3,137
Other	14,862	8,573
Total prepaid expenses and other current assets	$49,053	$24,298
Accrued liabilities
Advances from joint interest partners	3,148	3,060
Employee benefits and payroll	7,941	18,927
Interest payable	46,746	83,384
Accrued hedge payable	1,174	1,399
Undistributed oil and gas proceeds	21,984	19,776
Severance taxes payable	746	843
Note repurchases not yet settled	28,824	—
Other	24,862	27,917
Total accrued liabilities	$135,425	$155,306

Note 18 — Supplemental Guarantor Information

Our indirect, 100% wholly owned subsidiary, EGC, issued the 6.875% Senior Notes, the 7.5% Senior Notes, the 9.25% Senior Notes and the 7.75% Senior Notes, each of which were replaced with identical notes issued in registered offerings. These notes are jointly, severally, fully and unconditionally guaranteed by the Bermuda parent company and each of EGC’s existing and future material domestic subsidiaries other than EPL and its subsidiaries, except that a guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the senior note indentures. These customary circumstances include: when a guarantor is declared “unrestricted” for covenant purposes, when the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied, when the guarantor is sold or sells all of its assets or the guarantor no longer guarantees any obligations under EGC’s Revolving Credit Facility. When securities that are guaranteed are issued in a registered offering, Rule 3-10 of Regulation S-X of the SEC generally requires the issuer and guarantors to file separate financial statements. We meet the conditions in Rule 3-10 to instead report information about the assets, liabilities, results of operations and cash flows of the parent, subsidiary issuer and subsidiary guarantors using an alternative approach, which is to include in a footnote to our financial statements, condensed consolidating financial information for the same periods as those presented in our financial statements.

The information is presented using the equity method of accounting for investments in subsidiaries. Transactions between entities are presented on a gross basis in the Bermuda parent company, EGC, guarantor subsidiaries, and non-guarantor subsidiaries columns with consolidating entries presented in the eliminations column. The principal consolidating entries eliminate investments in subsidiaries, intercompany balances and intercompany revenues and expenses. The following supplemental condensed consolidating financial information has been prepared pursuant to the rules and regulations for condensed financial information and does not include all disclosures included in annual financial statements and should be read in conjunction with our consolidated financial statements and notes thereto included in the 2015 Annual Report.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)

	September 30, 2015
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
ASSETS
Current Assets
Cash and cash equivalents	$33,947	$455,953	$2,655	$—	$(1,094)	$491,461
Accounts receivable
Oil and natural gas sales	—	—	56,915	23,095	(4,108)	75,902
Joint interest billings	—	5,750	1,416	12,813	—	19,979
Other	—	14,037	1,981	19,087	—	35,105
Prepaid expenses and other current assets	70	30,899	4,347	13,737	—	49,053
Restricted cash	—	—	350	9,358	—	9,708
Derivative financial instruments	—	48,934	—	1,970	—	50,904
Total Current Assets	34,017	555,573	67,664	80,060	(5,202)	732,112
Property and Equipment
Oil and natural gas properties, net	—	—	1,644,207	1,047,819	(516)	2,691,510
Other property and equipment, net	—	—	1,652	20,947	—	22,599
Total Property and Equipment, net	—	—	1,645,859	1,068,766	(516)	2,714,109
Other Assets
Derivative financial instruments	—	8,658	—	—	—	8,658
Equity investments	—	—	—	3,003,465	(3,003,465)	—
Intercompany receivables	125,286	1,664,398	—	59,812	(1,849,496)	—
Restricted cash	—	10,007	—	22,675	—	32,682
Other assets and debt issuance costs, net	176,481	444,096	832	8,092	(558,433)	71,068
Total Other Assets	301,767	2,127,159	832	3,094,044	(5,411,394)	112,408
Total Assets	$335,784	$2,682,732	$1,714,355	$4,242,870	$(5,417,112)	$3,558,629
LIABILITIES
Current Liabilities
Accounts payable	$—	$29,415	$72,539	$79,115	$(5,075)	$175,994
Accrued liabilities	3,992	73,894	21,294	146,695	(110,450)	135,425
Deferred income taxes	24,174	—	—	—	(24,174)	—
Asset retirement obligations	—	—	11,527	15,839	—	27,366
Current maturities of long-term debt	—	3,737	—	2,493	—	6,230
Total Current Liabilities	28,166	107,046	105,360	244,142	(139,699)	345,015
Long-term debt, less current maturities	357,179	2,959,542	—	935,360	(245,000)	4,007,081
Intercompany notes payable	—	—	—	555,329	(555,329)	—
Asset retirement obligations	—	50	309,752	203,311	(7,307)	505,806
Accumulated losses in excess of equity investments	1,254,712	538,455	—	—	(1,793,167)	—
Intercompany payables	—	—	1,715,192	6,751	(1,721,943)	—
Other liabilities	—	5	3	4,992	—	5,000
Total Liabilities	1,640,057	3,605,098	2,130,307	1,949,885	(4,462,445)	4,862,902
Stockholders’ Equity (Deficit)
Preferred stock
7.25% Convertible perpetual preferred stock	—	—	—	—	—	—
5.625% Convertible perpetual preferred stock	1	—	—	—	—	1
Common stock	474	1	—	12	(13)	474
Additional paid-in capital	1,844,611	2,236,827	114,825	7,362,469	(9,714,121)	1,844,611
Accumulated deficit	(3,149,359)	(3,159,194)	(530,777)	(5,069,496)	8,759,467	(3,149,359)
Total Stockholders’ Equity (Deficit)	(1,304,273)	(922,366)	(415,952)	2,292,985	(954,667)	(1,304,273)
Total Liabilities and Stockholders’ Equity (Deficit)	$335,784	$2,682,732	$1,714,355	$4,242,870	$(5,417,112)	$3,558,629

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18 — Supplemental Guarantor Information  – (continued)

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2015
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenues
Oil sales	$—	$—	$92,318	$95,102	$(8,512)	$178,908
Natural gas sales	—	—	10,867	12,618	—	23,485
Gain on derivative financial instruments	—	52,561	91	2,778	—	55,430
Total Revenues	—	52,561	103,276	110,498	(8,512)	257,823
Costs and Expenses
Lease operating	—	1,916	53,296	47,919	(8,509)	94,622
Production taxes	—	9	407	341	—	757
Gathering and transportation	—	—	15,052	—	(74)	14,978
Depreciation, depletion and amortization	—	—	65,624	58,466	(66)	124,024
Accretion of asset retirement obligations	—	—	8,043	6,922	(181)	14,784
Impairment of oil and natural gas properties	—	—	546,386	308,161	50,122	904,669
General and administrative expense	3,074	4,174	7,822	7,119	—	22,189
Total Costs and Expenses	3,074	6,099	696,630	428,928	41,292	1,176,023
Operating Income (Loss)	(3,074)	46,462	(593,354)	(318,430)	(49,804)	(918,200)
Other Income (Expense)
Income (loss) from equity method investees	(568,503)	(987,735)	(9,687)	(563,202)	2,118,381	(10,746)
Other income (expense) – net	4,550	8,881	3	4,500	(17,440)	494
Gain on early extinguishment of debt	—	458,278	—	—	—	458,278
Interest expense	(6,365)	(88,028)	(63)	(32,953)	24,191	(103,218)
Total Other Income (Expense)	(570,318)	(608,604)	(9,747)	(591,655)	2,125,132	344,808
Income (Loss) Before Income Taxes	(573,392)	(562,142)	(603,101)	(910,085)	2,075,328	(573,392)
Income Tax Expense (Benefit)	—	—	—	—	—	—
Net Income (Loss)	(573,392)	(562,142)	(603,101)	(910,085)	2,075,328	(573,392)
Preferred Stock Dividends	2,854	—	—	—	—	2,854
Net Income (Loss) Attributable to Common Stockholders	$(576,246)	$(562,142)	$(603,101)	$(910,085)	$2,075,328	$(576,246)

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2014
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenues
Oil sales	$—	$—	$211,840	$158,315	$—	$370,155
Natural gas sales	—	—	20,607	13,954	—	34,561
Gain (loss) on derivative financial instruments	—	34,868	—	21,857	—	56,725
Total Revenues	—	34,868	232,447	194,126	—	461,441
Costs and Expenses
Lease operating	—	(86)	85,746	56,925	—	142,585
Production taxes	—	14	1,121	1,958	—	3,093
Gathering and transportation	—	—	9,188	—	—	9,188
Depreciation, depletion and amortization	—	—	91,064	74,483	(6,407)	159,140
Accretion of asset retirement obligations	—	—	6,638	6,181	—	12,819
General and administrative expense	1,147	1,771	4,610	18,896	—	26,424
Total Costs and Expenses	1,147	1,699	198,367	158,443	(6,407)	353,249
Operating Income (Loss)	(1,147)	33,169	34,080	35,683	6,407	108,192
Other Income (Expense)
Income from equity method investees	30,839	61,901	—	3,043	(94,824)	959
Other income (expense) – net	5,172	484	—	5,349	(10,054)	951
Interest expense	(6,133)	(47,653)	(1,495)	(10,982)	—	(66,263)
Total Other Income (Expense)	29,878	14,732	(1,495)	(2,590)	(104,878)	(64,353)
Income (Loss) Before Income Taxes	28,731	47,901	32,585	33,093	(98,471)	43,839
Income Tax Expense (Benefit)	1,541	12,301	—	2,807	—	16,649
Net Income (Loss)	27,190	35,600	32,585	30,286	(98,471)	27,190
Preferred Stock Dividends	2,872	—	—	—	—	2,872
Net Income (Loss) Attributable to Common Stockholders	$24,318	$35,600	$32,585	$30,286	$(98,471)	$24,318

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended September 30, 2015
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
Cash Flows From Operating Activities
Net income (loss)	$(573,392)	$(562,142)	$(603,101)	$(910,085)	$2,075,328	$(573,392)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	—	65,624	58,466	(66)	124,024
Impairment of oil and natural gas properties	—	—	546,386	308,161	50,122	904,669
Gain on early extinguishment of debt	—	(458,278)	—	—	—	(458,278)
Change in fair value of derivative financial instruments	—	(34,624)	—	(2,064)	—	(36,688)
Accretion of asset retirement obligations	—	—	8,043	6,922	(181)	14,784
Loss (income) from equity method investees	568,503	987,735	9,687	563,202	(2,118,381)	10,746
Amortization and write-off of debt issuance costs and other	3,340	5,476	63	(3,224)	(74)	5,581
Deferred rent	—	—	—	2,288	—	2,288
Stock-based compensation	383	—	—	—	—	383
Changes in operating assets and liabilities						—
Accounts receivable	622	1,219	19,437	18,319	9	39,606
Prepaid expenses and other assets	210	(17,689)	1,371	1,986	—	(14,122)
Settlement of asset retirement obligations	—	—	(9,161)	(31,470)	—	(40,631)
Accounts payable and accrued liabilities	(220)	(80,329)	39,052	27,596	(34,302)	(48,203)
Net Cash Provided by (Used in) Operating Activities	(554)	(158,632)	77,401	40,097	(27,545)	(69,233)
Cash Flows from Investing Activities
Acquisitions, net of cash	—	—	(2,227)	—	—	(2,227)
Capital expenditures	—	—	(52,481)	(13,120)	(3,055)	(68,656)
Insurance payments received	—	—	976	—	—	976
Intercompany investment	—	(26,451)	—	—	26,451	—
Transfers from (to) restricted cash	—	20,993	—	(21,005)	—	(12)
Proceeds from the sale of properties	—	—	4,173	(386)	—	3,787
Other	—	—	—	112	—	112
Net Cash Used in Investing Activities	—	(5,458)	(49,559)	(34,399)	23,396	(66,020)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	311	—	—	—	—	311
Dividends to shareholders – preferred	(2,863)	—	—	—	—	(2,863)
Payments on long-term debt	—	(97,982)	—	(1,810)	—	(99,792)
Payment of debt assumed in acquisition	—	—	(25,187)	—	—	(25,187)
Fees related to debt extinguishment	—	(1,580)	—	—	—	(1,580)
Debt issuance costs	—	(4)	—	—	—	(4)
Other	—	—	—	(4,074)	3,055	(1,019)
Net Cash Used in Financing Activities	(2,552)	(99,566)	(25,187)	(5,884)	3,055	(130,134)
Net Decrease in Cash and Cash Equivalents	(3,106)	(263,656)	2,655	(186)	(1,094)	(265,387)
Cash and Cash Equivalents, beginning of period	37,053	719,609	—	186	—	756,848
Cash and Cash Equivalents, end of period	$33,947	$455,953	$2,655	$—	$(1,094)	$491,461

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended September 30, 2014
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
Cash Flows From Operating Activities
Net income (loss)	$27,190	$35,600	$32,585	$30,286	$(98,471)	$27,190
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	—	91,064	74,483	(6,407)	159,140
Deferred income tax expense	1,260	12,301	—	2,808	—	16,369
Change in fair value of derivative financial instruments	—	(35,047)	—	(20,048)	—	(55,095)
Accretion of asset retirement obligations	—	—	6,638	6,181	—	12,819
Loss from equity method investees	(30,839)	(61,901)	—	(3,043)	94,824	(959)
Amortization and write-off of debt issuance costs and other	3,108	(364)	—	—	—	2,744
Stock-based compensation	1,779	—	—	—	—	1,779
Changes in operating assets and liabilities
Accounts receivable	(496)	4,463	20,541	4,525	(5,720)	23,313
Prepaid expenses and other current assets	174	(2,977)	(141)	10,606	(1)	7,661
Settlement of asset retirement obligations	—	—	(7,717)	(7,190)	—	(14,907)
Accounts payable and accrued liabilities	(4,601)	(9,712)	(25,479)	(102,503)	166,191	23,896
Net Cash Provided by (Used in) Operating Activities	(2,425)	(57,637)	117,491	(3,895)	150,416	203,950
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	—	—	(287)	—	—	(287)
Capital expenditures	—	—	(124,151)	(155,859)	—	(280,010)
Change in equity method investments	—	—	—	154,282	(153,000)	1,282
Proceeds from the sale of properties	—	—	6,947	—	—	6,947
Other	—	—	—	(80)	—	(80)
Net Cash Used in (Provided by) Investing Activities	—	—	(117,491)	(1,657)	(153,000)	(272,148)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	2,217	—	—	—	—	2,217
Dividends to shareholders – common	(11,264)	—	—	—	—	(11,264)
Dividends to shareholders – preferred	(2,872)	—	—	—	—	(2,872)
Proceeds from long-term debt	—	510,120	—	—	—	510,120
Payments on long-term debt	—	(453,937)	—	(105)	—	(454,042)
Debt issuance costs	—	(2,250)	—	—	—	(2,250)
Other	—	(19)	—	—	2	(17)
Net Cash Provided by (Used in) Financing Activities	(11,919)	53,914	—	(105)	2	41,892
Net Decrease in Cash and Cash Equivalents	(14,344)	(3,723)	—	(5,657)	(2,582)	(26,306)
Cash and Cash Equivalents, beginning of period	135,703	3,723	—	6,380	—	145,806
Cash and Cash Equivalents, end of period	$121,359	$—	$—	$723	$(2,582)	$119,500

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements we make in this quarterly report on Form 10-Q (the “Quarterly Report”) which express a belief, expectation or intention, as well as those that are not historical fact, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to various risks, uncertainties and assumptions, including those to which we refer under the headings “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” in Items 1 and 1A of Part I of our 2015 Annual Report.

Overview

Energy XXI Ltd and its wholly owned subsidiaries (“Energy XXI,” “us,” “we,” “our,” or “the Company”) is an independent oil and natural gas exploration and production company. With our principal operating subsidiary headquartered in Houston, Texas, we are engaged in the acquisition, development, operation and exploration of oil and natural gas properties onshore in Louisiana and on the Gulf of Mexico Shelf (“GoM Shelf”). Based on production volume, we are the largest publicly traded independent operator on the GoM Shelf. We intend to strengthen our position in a safe environment with a focus on delivering value for our shareholders.

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

During the second quarter of fiscal year 2015, oil prices began a substantial and rapid decline which has continued into fiscal year 2016. In response to that decline, we initiated a series of financial and operational activities highlighted below.

•	Our fiscal year 2016 capital budget was reduced to a current planned amount of $130 to $150 million, as compared to actual capital expenditures in fiscal year 2015 (excluding acquisition activity) of approximately $649 million, and our fiscal year 2016 budget is focused on recompletion opportunities and lower risk development drilling opportunities in fields where we have had previous success, and eliminating capital commitments on exploration and other activities that do not provide incremental production.
•	We have reduced field level operating costs, bringing lease operating costs per barrel down by 34% from first quarter of fiscal year 2015 and we continue to focus on operational and cost efficiencies.
•	We have suspended dividends on our common stock for the foreseeable future.
•	On March 12, 2015, we closed our private placement of $1.45 billion in aggregate principal amount of the 11.0% Notes for net proceeds of $1.35 billion, after deducting the initial purchasers’ discount and direct offering costs paid by us. Of the net proceeds, $836 million was used to reduce our outstanding borrowings under our revolving credit facility to $150 million, with the remaining amount available for general corporate purposes, including funding a portion of our capital expenditure program for fiscal year 2015 and for fiscal year 2016 as well as funding a portion of our bond repurchases in fiscal 2016.
•	In connection with the issuance of the 11.0% Notes, we proactively amended our revolving credit facility, to, among other things, reduce the total borrowing base availability to $500 million and make certain modifications to the existing financial covenants
•	On June 30, 2015, we sold the GIGS for $245 million in cash, plus the assumption of an estimated $12.5 million asset retirement obligation associated with the decommissioning costs of the GIGS. In connection with the closing of the sale of the GIGS, we entered into a triple-net lease with Grand Isle Corridor pursuant to which we will continue to operate the GIGS.
•	In addition, on June 30, 2015, we sold our interest in the East Bay field for cash consideration of $21 million, plus the assumption by the buyer of asset retirement obligations totaling approximately

$55.1 million. The cash consideration is payable in two installments with $5 million received at closing and the remainder due during the quarter ended December 31, 2015. We retained a 5% overriding royalty interest (applicable only during calendar months if and when the WTI for such month averages over $65) on these assets for a period not to exceed 5 years from the closing date or $7 million whichever occurs first, and we also retained 50% of the deep rights associated with the East Bay field.
•	During January 2015, we monetized our existing calendar 2015 ICE Brent three-way collars and Argus-LLS put spreads for total net proceeds of approximately $73.1 million. Additionally, we repositioned our calendar 2015 hedging portfolio by putting on Argus-LLS three-way collars, and we entered into NYMEX WTI collars to hedge a portion of our calendar 2016 production at the then current commodity prices, which provides us some price protection against further decline in oil prices. Subsequent to these transactions, we have some price protection under our hedging portfolio on approximately 27,000 barrels of crude oil per day representing approximately 70% of our estimated crude oil production volumes through December 2015 and some price protection on approximately 14,000 barrels of crude oil per day representing approximately 40% of our estimated crude oil production volumes in calendar 2016 under our hedging portfolio, which includes financially settled puts, put spreads, zero-cost collars and three-way collars. Note 8 — Derivative Financial Instruments of Notes to Consolidated Financial Statements in this Quarterly Report for a detailed discussion of our hedging program.
•	From July 1, 2015 through October 31, 2015, we repurchased approximately $891.5 million of our unsecured notes in open market transactions at a total price of approximately $195.8 million, reducing our total indebtedness to approximately $3,712 million as of October 31, 2015.

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

A prolonged period of depressed commodity prices could have a significant impact on the value and volumetric quantities of our proved reserve portfolio, assuming no other changes in our development plans. The unweighted arithmetic average first-day-of-the-month prices used to determine our reserves as of June 30, 2015 were $73.79 per barrel of oil, $29.54 per barrel for NGLs and $3.08 per MMBtu for natural gas, which is significantly higher than current forward strip prices. At NYMEX forward strip pricing as of October 30, 2015, we estimate that our total proved reserve equivalent volumes as of June 30, 2015 would have been approximately 11.7% smaller compared to the results obtained using SEC pricing. Our estimated reserves as of June 30, 2015 may be further adjusted as warranted based on any changes to our long range plan, expected capital availability and drilling cost environment.

Known Trends and Uncertainties

Commodity Price Volatility.  Prices for oil and natural gas historically have been volatile and are expected to continue to be volatile. Oil prices declined significantly during fiscal year 2015, and our ability to maintain current production levels could be impacted by continued downward pressure on oil prices. The posted price per barrel for West Texas intermediate light sweet crude oil, or WTI, for the period from October 1, 2014 to September 30, 2015 ranged from a high of $91.01 to a low of $38.24, a decrease of 58.0%, and the NYMEX natural gas price per MMBtu for the period October 1, 2014 to September 30, 2015 ranged from a high of $4.49 to a low of $2.49, a decrease of 44.5%. As of September 30, 2015, the spot market price for WTI was $45.09. The recent declines in oil prices have adversely affected our financial position and results of operations and the quantities of oil and natural gas reserves that we can economically produce. If we experience sustained periods of low prices for oil and natural gas, it will likely have a further material adverse effect on our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.

Decreasing Service Costs.  We have also seen a significant and continuing reduction in rig rates and drilling costs, which should allow us to spend less capital drilling our development wells than in prior periods.

Ceiling Test Write-down.  During the three months ended September 30, 2015, we recognized a write-down of our oil and natural gas properties of $904.7 million. The write-downs did not impact our cash flows from operating activities but resulted in our net loss for the quarter and increased our stockholders’ deficit. Further ceiling test write-downs may be required if oil and natural gas prices remain low or decline further, unproved property values decrease, estimated proved reserve volumes are revised downward or the net capitalized cost of proved oil and natural gas properties otherwise exceeds the present value of estimated future net cash flows. Based on the average oil and natural gas price calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the previous 12 months ending October 31, 2015, we presently expect to incur further impairment of $600 million to $800 million in the second fiscal quarter of 2016. If the current low commodity price environment or downward trend in oil prices continues beyond this first fiscal quarter of 2016, we could incur further impairment to our full cost pool in fiscal 2016 and beyond based on the average oil and natural gas price calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the previous 12-month period under the SEC pricing methodology.

BOEM Supplemental Financial Assurance and/or Bonding Requirements.  In April 2015, we received letters from the BOEM stating that certain of our subsidiaries no longer qualify for waiver of certain supplemental bonding requirements for potential offshore decommissioning, plugging and abandonment liabilities. The letters notified us that certain of our subsidiaries must provide approximately $1.0 billion in supplemental financial assurance and/or bonding for their offshore oil and gas leases, rights-of-way, and rights-of-use and easements. In June 2015, we reached agreements with the BOEM pursuant to which we provided $150.0 million of supplemental bonds issued to the BOEM, and the BOEM agreed to withdraw its orders with regard to supplemental bonding and postpone until November 15, 2015 the issuance of further requirements of us related to these supplemental bonding obligations. On June 30, 2015, we sold the East Bay field, and as a result, the $1.0 billion of requested supplemental bonding was reduced by approximately $178 million. We currently maintain approximately $218.0 million in lease and/or area bonds issued to the BOEM (including $60.4 million associated with our August 2015 acquisition of the remaining equity interests in M21K) and approximately $161.7 million in bonds issued to predecessor third party assignors including certain state regulatory bodies of certain wells and facilities on leases pursuant to a contractual commitment made by us to those third parties at the time of assignment with respect to the eventual decommissioning of those wells and facilities. Thus, our total supplemental bonding is approximately $379.7 million, with an annual premium expense of approximately $5.9 million, and approximately $17 million in collateral posted. We also maintain $225 million in letters of credit to third parties on additional assets in the Gulf of Mexico.

In an attempt to mitigate our potential additional supplemental financial assurance and/or bonding requirements resulting from any waiver disqualifications and any forthcoming requirement from the BOEM, we are undertaking, or have already undertaken, certain initiatives that we believe would factor into the amount of additional supplemental financial assurance and/or bonding required by the BOEM, including the performance of tasks: (i) ensuring that we have received credit from the BOEM for all of the plugging and abandonment work completed to date for offshore assets in the federal OCS in the Gulf of Mexico; (ii) assuring that we have received credit from the BOEM for recent asset divestitures and any consequential reductions in associated bonding requirements such as, for example, the June 2015 sale of our interest in the East Bay field, and (iii) confirming that our existing bonds and letters of credit with third parties are accurately reflected in comparison with the BOEM’s various bonding requests. However, with respect to our existing bonds and letters of credit with third parties that are outstanding as of September 30, 2015, we can provide no assurance that the BOEM will consider them when determining the total value of additional financial assurances and/or bonding we must provide.

Since our June 2015 agreements with the BOEM, we have worked towards preparing a long-term financial assurance plan that we could submit to the BOEM for approval. We have held meetings with the BOEM in furtherance of the plan’s development and, while a version of the long-term financial assurance plan could be submitted by November 15, 2015, we are currently seeking a 30-day extension to the November 15, 2015 date in order to augment the final plan in light of new information received.

In October 2015, we received information from the BOEM indicating that, following November 15, 2015, we may receive additional demands of supplemental financial assurance for amounts in addition to the $1.0 billion initially sought by the BOEM in April 2015, primarily relating to certain properties that are no longer exempt from supplemental bonding as a result of co-owners losing their exemptions. We believe a substantial portion of the additional supplemental financial assurance and/or bonding that may be sought by the BOEM may relate to circumstances that could eventually be removed from our responsibility (in terms of providing added assurance or bonding), including, for example, lease interests of co-lessees, leases that have since been divested by us, and leases where we are not the permitted operator and no drilling of wells has occurred. Our request for a 30-day extension from the November 15, 2015 date for submittal of the long-term financial assurance plan is in part to give us time to evaluate and address these potential additional liabilities. We would expect that most, if not all, of our co-lessees with the remaining working interest in such lease interests will provide their share of the bonding.

Consequently, as we currently evaluate the information received from the BOEM in October 2015 and after taking into account items that we expect to be able to remove from our responsibility described above, we believe that the BOEM will assess an additional $150 to $250 million of supplemental financial assurance and/or bonding requirements on us in such other letters that may be issued after November 15, 2015 if these items are not otherwise addressed in our long-term financial assurance plan. If we are successful in obtaining the 30-day extension, we intend for our long-term financial assurance plan to address these additional financial assurance requirements for which we received information in October 2015. Please note if our co-lessees and us are unable to agree on allocation of supplemental financial assurance and/or bonding amounts for such specified leases and present such agreed upon allocations to the BOEM for approval, the BOEM may direct supplemental financial assurance and/or bonding amounts for 100% of the lease interests to us, which would substantially increase the supplemental financial assurance and/or bonding requirements.

Unrelated to the BOEM’s April 2015 directive, on September 22, 2015, the BOEM issued Draft Guidance relating to supplemental bonding procedures that will, among other things, eliminate the “waiver” exemption currently allowed by BOEM with respect to supplemental bonding and, instead, broaden the self-insurance approach that would allow more operators on the OCS to seek self-insurance for a portion of their supplemental bond obligations, but only for an amount that is no more than 10% of such operators’ tangible net worth. In addition, the Draft Guidance would implement a phased-in period for establishing compliance with supplemental bonding obligations, whereby operators may seek payment of estimated costs of decommissioning obligations owed under a “tailored plan” that is approved by the BOEM and would require payment of the supplemental bonding amount in three approximately equal installments of one-third each, by no later than 120, 240 and 360 calendar days, respectively, from the date of BOEM approval of the tailored plan. Furthermore, with issuance of an Advanced Notice of Proposed Rulemaking in August 2014, the BOEM is actively seeking to bolster its financial assurance requirements mandated by rule for all companies operating in federal waters.

While the Draft Guidance, once implemented by the BOEM, would allow an increased number of operators (relative to those operators under the existing NTL regarding supplemental financial assurance and bonding) to self-insure for their decommissioning liabilities that is no more than 10% of their tangible net worth, there is no assurance that the BOEM will allow us to utilize self-insurance programs and we currently do not plan for self-insurance under the long-term financial assurance plan that we plan to submit to the BOEM.

In addition to the Draft Guidance describing revised supplemental bonding procedures that may be used by the bureau, the BOEM is actively seeking to bolster its financial assurance requirements mandated by rule for all companies operating in federal waters. The cost of compliance with our existing supplemental bonding requirements, including the directives issued by the BOEM in April 2015 and June 2015, any other future directives, or any other changes to the BOEM’s current NTL supplemental bonding requirements or supplemental bonding regulations applicable to us or our subsidiaries’ properties could materially and adversely affect our financial condition, cash flows, and results of operations. In addition, we may be required to provide cash collateral or letters of credit to support the issuance of such bonds or other surety. Such letters of credit would likely be issued under our credit facility and would reduce the amount of borrowings available under such facility in the amount of any such letter of credit obligations. We can provide no assurance that we can continue to obtain bonds or other surety in all cases or that we will have sufficient availability under our credit facility to support such supplemental bonding requirements. If we are unable to obtain the additional required bonds or assurances as requested, the BOEM may require any of our operations on federal leases to be suspended or terminated, and such action could have a material effect on our business, prospects, results of operations, financial condition, and liquidity.

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

Operational Information

	Quarter Ended
Operating Highlights	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	(In thousands, except per unit amounts)
Operating revenues
Oil sales	$178,908	$225,263	$177,605	$279,708	$370,155
Natural gas sales	23,485	23,908	27,012	31,801	34,561
Gain (loss) on derivative financial instruments	55,430	(29,711)	16,963	191,462	56,725
Total revenues	257,823	219,460	221,580	502,971	461,441
Percentage of operating revenues from oil prior to gain (loss) on derivative financial instruments	88%	90%	87%	90%	91%
Operating expenses
Lease operating expense
Insurance expense	11,335	8,963	8,828	11,233	11,022
Workover and maintenance	22,028	12,243	10,773	13,130	29,416
Direct lease operating expense	61,259	72,268	88,509	95,003	102,147
Total lease operating expense	94,622	93,474	108,110	119,366	142,585
Production taxes	757	1,492	1,537	2,263	3,093
Gathering and transportation	14,978	3,459	3,726	4,771	9,188
Depreciation, depletion and amortization	124,024	183,279	187,947	175,155	159,140
Accretion of asset retirement obligations	14,784	12,358	12,106	12,798	12,819
Impairment of oil and natural gas properties	904,669	1,852,268	569,616	—	—
Goodwill impairment	—	—	—	329,293	—
General and administrative	22,189	25,210	37,121	27,745	26,424
Total operating expenses	1,176,023	2,171,540	920,163	671,391	353,249
Operating income (loss)	$(918,200)	$(1,952,080)	$(698,583)	$(168,420)	$108,192
Sales volumes per day
Natural gas (MMcf)	100.4	103.2	110.4	96.5	100.7
Oil (MBbls)	42.2	42.0	41.6	41.8	41.8
Total (MBOE)	58.9	59.3	60.0	57.9	58.6
Percent of sales volumes from oil	72%	71%	69%	72%	71%
Average sales price
Oil per Bbl	$46.11	$58.87	$47.49	$72.70	$96.28
Natural gas per Mcf	2.54	2.55	2.72	3.58	3.73
Gain (loss) on derivative financial instruments per BOE	10.23	(5.51)	3.14	35.94	10.53
Total revenues per BOE	47.57	40.70	41.06	94.40	85.64
Operating expenses per BOE
Lease operating expense
Insurance expense	2.09	1.66	1.64	2.11	2.05
Workover and maintenance	4.06	2.27	2.00	2.46	5.46
Direct lease operating expense	11.30	13.40	16.40	17.83	18.96
Total lease operating expense per BOE	17.45	17.33	20.04	22.40	26.47
Production taxes	0.14	0.28	0.28	0.42	0.57
Gathering and transportation	2.76	0.64	0.69	0.90	1.71
Depreciation, depletion and amortization	22.88	33.99	34.83	32.87	29.54
Accretion of asset retirement obligations	2.73	2.29	2.24	2.40	2.38
Impairment of oil and natural gas properties	166.91	343.52	105.56	—	—
Goodwill impairment	—	—	—	61.80	—
General and administrative	4.09	4.68	6.88	5.21	4.90
Total operating expenses per BOE	216.96	402.73	170.52	126.00	65.57
Operating income (loss) per BOE	$(169.39)	$(362.03)	$(129.46)	$(31.60)	$20.07

Results of Operations

Three Months Ended September 30, 2015 Compared With the Three Months Ended September 30, 2014

Our consolidated net loss attributable to common stockholders for the three months ended September 30, 2015 was $576.2 million or $6.08 diluted net loss per common share (“per share”) as compared to consolidated net income attributable to common stockholders of $24.3 million or $0.24 per diluted share for the three months ended September 30, 2014. This decrease was primarily due to the impairment of oil and natural gas properties, lower oil and natural gas sales prices and higher interest expense, partially offset by the gain on early extinguishment of debt and lower lease operating expenses.

Revenues

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2015	2014
		(In thousands)
Oil	$178,908	$370,155	$(191,247)	(51.7)%
Natural gas	23,485	34,561	(11,076)	(32.0)%
Gain on derivative financial instruments	55,430	56,725	(1,295)	(2.3)%
Total Revenues	$257,823	$461,441	$(203,618)	(44.1)%

Our consolidated revenues decreased $203.6 million in the first quarter of fiscal 2016 as compared to the same period in the prior fiscal year. Lower revenues were primarily due to lower commodity sales prices. Revenue variances related to commodity prices, sales volumes and hedging activities are presented in the following table and described below.

Price and Volume Variances

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)	Revenue Increase (Decrease)
	2015	2014
					(In thousands)
Price Variance
Oil sales prices (per Bbl)	$46.11	$96.28	$(50.17)	(52.1)%	$(192,873)
Natural gas sales prices (per Mcf)	2.54	3.73	(1.19)	(31.9)%	(11,026)
Gain on derivative financial instruments (per BOE)	10.23	10.53	(0.30)	(2.8)%	(1,295)
Total price variance					(205,194)
Volume Variance
Oil sales volumes (MBbls)	3,880	3,845	35	0.9%	1,626
Natural gas sales volumes (MMcf)	9,240	9,260	(20)	-0.2%	(50)
BOE sales volumes (MBOE)	5,420	5,388	32	0.6%
Percent of BOE from oil	72%	71%
Total volume variance					1,576
Total price and volume variance					$(203,618)

Price Variances

Commodity prices are one of the key drivers of our earnings and net operating cash flow. Lower commodity prices decreased revenues by $205.2 million in the first quarter of fiscal 2016 as compared to the same period in the prior fiscal year. Average oil prices decreased $50.17 per barrel in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015, resulting in lower revenues of $192.9 million. Average natural gas prices decreased $1.19 per Mcf in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015, resulting in lower revenues of $11.0 million. For the first quarter of fiscal 2016, our hedging activities resulted in a gain on derivative activities of $10.23 per BOE compared to a gain of $10.53 per BOE for the same period in the prior fiscal year, resulting in lower revenues of $1.3 million. The gain on derivatives for the quarter ended September 30, 2015 reflects a gain on settlements of our derivative contracts of approximately $4.16 per barrel of oil compared to the gain on settlements and monetization of our derivative contracts of approximately $0.42 per barrel of oil for the quarter ended September 30, 2014.

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

Volume Variances

Sales volumes are another key driver of our earnings and net operating cash flow. Oil sales volumes increased 0.4 MBbls per day in the first quarter of fiscal 2016 as compared to the same period in the prior fiscal year, resulting in higher revenues of $1.6 million. Natural gas sales volumes were essentially flat.

Costs and Expenses and Other (Income) Expense

	Three Months Ended September 30,				Increase (Decrease) Total $
	2015		2014
	Total $	Per BOE	Total $	Per BOE
	(In thousands, except per unit amounts)
Cost and expenses
Lease operating expense
Insurance expense	$11,335	$2.09	$11,022	$2.05	$313
Workover and maintenance	22,028	4.06	29,416	5.46	(7,388)
Direct lease operating expense	61,259	11.30	102,147	18.96	(40,888)
Total lease operating expense	94,622	17.45	142,585	26.47	(47,963)
Production taxes	757	0.14	3,093	0.57	(2,336)
Gathering and transportation	14,978	2.76	9,188	1.71	5,790
Depreciation, depletion and amortization	124,024	22.88	159,140	29.54	(35,116)
Accretion of asset retirement obligations	14,784	2.73	12,819	2.38	1,965
Impairment of oil and natural gas properties	904,669	166.91	—	—	904,669
General and administrative	22,189	4.09	26,424	4.90	(4,235)
Total costs and expenses	$1,176,023	$216.96	$353,249	$65.57	$822,774
Other (income) expense
Loss (income) from equity method investees	$10,746	$1.98	$(959)	$(0.18)	$11,705
Other income-net	(494)	(0.09)	(951)	(0.18)	457
Gain on early extinguishment of debt	(458,278)	(84.55)	—	—	(458,278)
Interest expense	103,218	19.04	66,263	12.30	36,955
Total other (income) expense	$(344,808)	$(63.62)	$64,353	$11.94	$(409,161)

Costs and expenses increased $822.8 million in the first quarter of fiscal 2016 as compared to the same period in the prior fiscal year, principally due to the impairment of oil and natural gas properties of $904.7 million and an increase in gathering and transportation expense. Partially offsetting these increases were lower lease operating expense and depreciation, depletion and amortization (“DD&A”), principally due to factors discussed further below.

At the end of each quarter, we compare the present value of estimated future net cash flows from proved reserves (computed using the unweighted arithmetic average of the first-day-of-the-month historical price for each month within the previous 12-month period discounted at 10%, plus the lower of cost or fair market value of unproved properties and excluding cash flows related to estimated abandonment costs) to our full cost pool of oil and natural gas properties, net of related deferred taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of these oil and gas properties exceed the estimated discounted future net cash flows, we are required to write-down the value of our oil and natural gas properties to the value of the discounted cash flows. As a result of our ceiling test at September 30, 2015, we recognized a ceiling test impairment of our oil and natural gas properties totaling $904.7 million during the quarter ended September 30, 2015.

Lease operating expense decreased $48.0 million in the first quarter of fiscal 2016 as compared to the same period in the prior fiscal year. This decrease was primarily due to lower direct lease operating expenses stemming from declining service costs resulting from the decline in commodity prices and decrease in demand for oil field services. Lease operating expense per BOE declined from $26.47 for the quarter ended September 30, 2014 to $17.45 for the quarter ended September 30, 2015.

DD&A expense decreased $35.1 million in the first quarter of fiscal 2016 as compared to the same period in the prior fiscal year, primarily due to a decrease in the DD&A per BOE rate of $6.66. The decrease in the DD&A rate in the first quarter of fiscal 2016 was primarily due to the reduction in our full cost pool due to the impairments of our oil and natural gas properties in prior quarterly periods of fiscal year 2015 resulting from the ceiling test, partially offset by the reduction in proved reserve estimates.

Interest expense increased $37.0 million in the first quarter of fiscal 2016 as compared to the same period in the prior fiscal year, principally due to interest on the 11.0% Notes, offset somewhat by interest reductions from repurchases of debt. On a per unit of production basis, interest expense increased 54.8%, from $12.30 per BOE to $19.04 per BOE.

Income Tax Expense

The income tax expense in the first quarter of fiscal 2016 is computed based on our estimated annual effective tax/(benefit) rate for the full fiscal year. We recorded no income tax expense (benefit) in the first quarter of fiscal 2016 compared to income tax expense of $16.6 million in the first quarter of fiscal 2015. The decrease is primarily due to the book loss for the quarter, the forecast book loss for the year and our inability to currently record any additional net deferred tax assets due to a preponderance of negative evidence as to future realizability of these deferred tax assets. See Note 9 — Income Taxes of Notes to Consolidated Financial Statements in this Quarterly Report.

Liquidity and Capital Resources

Overview

We have historically funded our operations primarily through cash flows from operations, borrowings under our revolving credit facility, proceeds from the issuance of debt and equity securities and proceeds from asset sales. However, future cash flows are subject to a number of variables, including the level of crude oil and natural gas production and prices. Oil prices declined severely during the second quarter of our fiscal year 2015, with continued lower prices throughout the second half of fiscal year 2015 and the first quarter of fiscal 2016. These lower commodity prices have negatively impacted revenues, earnings and cash flows, and sustained low oil and natural gas prices could have a material and adverse effect on our liquidity position.

As of September 30, 2015, we had cash and cash equivalents of approximately $491 million and approximately $122 million of available borrowing capacity under our revolving credit facility, which has a borrowing base of $500 million. As of September 30, 2015, we had $150.0 million in borrowings and $227.8 million in letters of credit issued under the First Lien Credit Agreement and we were in compliance with all covenants thereunder. As part of our quarterly compliance certificates required under our revolving credit agreement and also as a condition to borrow funds or issue letters of credit under our revolving credit agreement, we must make certain representations, including representations about our solvency, and we must remain in compliance with the financial ratios in our revolving credit facility, as amended to date. Generally, the solvency representation requires, among other things, for us to determine at the time we desire to make a future borrowing, or issue or extend letters of credit, that the fair market value of our assets exceeds the face amount of our liabilities. The current commodity environment creates substantial uncertainty in determining fair market value of oil and natural gas assets which accordingly may impact our ability to continue to give the required representation. In addition, based on projected market conditions and commodity prices, we currently expect that we will not be in compliance with certain covenants under the First Lien Credit Agreement in certain future periods, including periods prior to June 30, 2016. We continue to focus on reducing our leverage and are working with our bank group on certain amendments to our First Lien Credit Agreement to address these concerns. There can be no assurance any of these discussions or transactions will prove successful. Absent success in these pursuits, a resultant breach under the Revolving Credit Facility would cause a default under such facility, potentially resulting in acceleration of all amounts outstanding under the Revolving Credit Facility. If the lenders under the Revolving Credit Facility were to accelerate the indebtedness under the Revolving Credit Facility as a result of such defaults, such acceleration could cause a cross-default or cross-acceleration of all of our other outstanding indebtedness. Such a cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we may not have sufficient liquidity to repay all of our outstanding indebtedness.

Borrowings under our First Lien Credit Agreement are limited to a borrowing base based on oil and natural gas reserve values which are re-determined on a periodic basis. We and our lenders are currently in the process of our fall borrowing base redetermination, which we expect to conclude during December 2015. Given our current borrowing base at $500 million and the resulting asset coverage for the Revolving Credit Facility, we do not currently anticipate any borrowing base reductions in connection with the current borrowing base redetermination. However, it is possible if commodity prices were to decline significantly from current levels, our borrowing base under our Revolving Credit Facility may be reduced in subsequent redeterminations, which would impact the working capital available to fund our capital spending program. In addition, we would have to repay any outstanding indebtedness in excess of any reduced borrowing base.

As of September 30, 2015, we had total indebtedness of $4,013 million as described in greater detail under — Our Indebtedness and Available Credit. During the quarter ended September 30, 2015, we repurchased approximately $210.1 million, $253.7 million, $123.7 million and $3.8 million in aggregate principal amount of the 6.875% Senior Notes due 2024, the 7.5% Senior Notes due 2021, the 7.75% Senior Notes due 2019 and the 9.25% Senior Notes due 2017, respectively, in open market transactions at a total price of approximately $123.2 million. During October 2015, we repurchased an additional $231.4 million, $5.2 million, $25.6 million, $8.2 million and $29.8 million in aggregate principal amount of the 6.875% Senior Notes due 2024, the 7.75% Senior Notes due 2019, the 9.25% Senior Notes due 2017, the 7.5% Notes due 2021, and the 8.25% Notes due 2018, respectively, in open market transactions at a total price of approximately $72.6 million. As a result, we had total indebtedness of $3,712 million as of October 31, 2015. All of our outstanding indebtedness will mature within the next ten years, with a substantial portion coming due in the next five years. The maturity dates for our outstanding notes are as follows (debt amounts as of October 31, 2015, reflecting note repurchases completed by the Company subsequent to September 30, 2015):

•	9.25% Senior Notes due December 15, 2017 ($720.6 million)
•	8.25% Senior Notes due February 15, 2018 ($480.2 million)
•	3.0% Convertible Notes due December 15, 2018 ($400 million)
•	7.75% Senior Notes due June 15, 2019 ($121.1 million)
•	11.0% Senior Secured Second Lien Notes due March 15, 2020 ($1.45 billion)
•	7.50% Senior Notes due December 15, 2021 ($238.1 million)
•	6.875% Senior Notes due March 15, 2024 ($208.5 million)

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

Our ability to pay the principal and interest on our long-term debt and to satisfy our other liabilities will depend upon oil and natural gas prices, the success of our development activities, our ability to maintain and grow reserves and our ability to refinance our debt as it becomes due. Our future operating performance and ability to refinance will be affected by the results of our operations, economic and capital market conditions, oil and natural gas prices and other factors, many of which are beyond our control. For example, constraints in the credit markets may increase the rates we are charged for utilizing these markets. If we are unable to generate sufficient cash flow to service our debt or meet our debt obligations as they become due, we will have to take certain actions described in greater detail in our 2015 Annual Report in “Risk Factors — We may not be able to generate sufficient cash flows to service all of our indebtedness and may be forced to take other actions in order to satisfy our obligations under our indebtedness, which may not be successful.” Currently, we believe that our liquidity and capital resource alternatives available to us will be adequate to meet our funding requirements at least through September 30, 2016.

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

Our Indebtedness and Available Credit

Revolving Credit Facility.  The second amended and restated first lien credit agreement (“First Lien Credit Agreement” or “Revolving Credit Facility”), as amended, has a maximum facility amount and borrowing base of $500 million, of which such amount $150 million is the borrowing base for EPL under the sub-facility established for EPL under the First Lien Credit Agreement. As of September 30, 2015, we had $150.0 million in borrowings and $227.8 million in letters of credit issued under our First Lien Credit Agreement. The maturity date of the First Lien Credit Agreement is April 9, 2018, provided that certain conditions are met; however, the maturity of our Revolving Credit Facility will accelerate if the 9.25% Senior Notes are not retired or refinanced by May 15, 2017 or the 8.25% Senior Notes are not retired or refinanced by July 15, 2017. Our Revolving Credit Facility is comprised of a syndicate of large domestic and international banks, with no single lender providing more than 5% of the overall commitment amount.

As of July 31, 2015, EGC and EPL entered into the Eleventh Amendment and Waiver to the First Lien Credit Agreement (the “Eleventh Amendment”), which waives certain provisions of the First Lien Credit Agreement to permit the M21K acquisition previously discussed as well as an additional minor acquisition and the disposition of the East Cameron pipeline. Further, the Eleventh Amendment temporarily increased the letter of credit commitment amount within the facility from $300 million to a maximum amount of $305 million through August 31, 2015, after which it reduced back to $300 million.

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

Since required lender consent to the specific terms of the transaction with respect to the sale of the East Bay field had not been obtained, EGC and EPL were in technical default under the First Lien Credit Agreement at June 30, 2015. On July 14, 2015, we obtained a waiver to this event of default, which waiver required EPL to deposit $21 million into an account subject to a control agreement in favor of the administrative agent under the First Lien Credit Agreement. Such amount will remain on deposit until the next redetermination of the borrowing base, unless used to repay a borrowing base deficiency. Upon the next redetermination, any amounts remaining in the account will be used to make an immediate payment toward any borrowing base deficiency at the time of such redetermination, and so long as no event of default shall have occurred, any amount remaining after payment in full of any borrowing base deficiency shall be released and paid to EGC.

In addition to the indebtedness outstanding under the First Lien Credit Agreement, we have substantial additional indebtedness outstanding as previously described above in — Liquidity and Capital Resources — Overview. For more information regarding our outstanding indebtedness, see Note 6 — Long Term Debt of Notes to Consolidated Financial Statements in this Quarterly Report.

BOEM Bonding Requirements

As of September 30, 2015, we had $225 million in letters of credit to third parties relating to assets in the Gulf of Mexico and $379.7 million of performance bonds outstanding. As a lessee and operator of oil and natural gas leases on the federal OCS, approximately $218.0 million of our performance bonds are lease and/or area bonds issued to the BOEM (including $60.4 million associated with our August 2015 acquisition of the remaining equity interests in M21K) that assure our commitment to comply with the terms and conditions of those leases. We also maintain approximately $161.7 million in bonds issued to predecessor third party assignors including certain state regulatory bodies of certain wells and facilities on leases pursuant to a contractual commitment made by us to those third parties at the time of assignment with respect to the eventual decommissioning of those wells and facilities. Our total supplemental bonding results in an annual premium expense of approximately $5.9 million, and approximately $17 million in collateral posted. In April 2015, we received letters from the BOEM stating that certain of our subsidiaries no longer qualify for waiver of certain supplemental bonding requirements for potential offshore decommissioning, plugging and abandonment liabilities. The letters notified us that certain of our subsidiaries must provide approximately $1.0 billion in supplemental financial assurance and/or bonding for their offshore oil and gas leases, rights-of-way, and rights-of-use and easements. In June 2015, we reached agreements with the BOEM pursuant to which we provided $150 million of supplemental bonds issued to the BOEM (which is reflected in the $218.0 million in lease and/or area bonds discussed above), and the BOEM agreed to withdraw its orders with regard to supplemental bonding and postpone until November 15, 2015 the issuance of further requirements of us related to these supplemental financial assurance and/or bonding obligations. On June 30, 2015, we sold the East Bay field, and as a result, the $1.0 billion of requested supplemental bonding was reduced by approximately $178 million.

Since our June 2015 agreements with the BOEM, we have worked towards preparing a long-term financial assurance plan that we could submit to the BOEM for approval. We have held meetings with the BOEM in furtherance of the plan’s development and, while a version of the long-term financial assurance plan could be submitted by November 15, 2015, we are currently seeking a 30-day extension to the November 15, 2015 date in order to augment the final plan in light of new information received.

In October 2015, we received information from the BOEM indicating that following November 15, 2015, we may receive additional demands of supplemental financial assurance for amounts in addition to the $1.0 billion initially sought by the BOEM in April 2015, primarily relating to certain properties that are no longer exempt from supplemental bonding as a result of co-owners losing their exemptions. We believe a substantial portion of the additional supplemental financial assurance and/or bonding sought by the BOEM may relate to circumstances that could eventually be removed from our responsibility (in terms of providing added assurance or bonding), including, for example, lease interests of co-lessees, leases that have since been divested by us, and leases where we are not the permitted operator and no drilling of wells has occurred. Our request for a 30-day extension from the November 15, 2015 date for submittal of the long-term financial assurance plan is in part to give us time to evaluate and address these potential additional liabilities. We would expect that most, if not all, of our co-lessees with the remaining working interest in such lease interests will provide their share of the bonding.

Consequently, as we currently evaluate the information received from the BOEM in October 2015 and after taking into account items that we expect to be able to remove from our responsibility described above, we believe that the BOEM will assess an additional $150 to $250 million of supplemental financial assurance and/or bonding requirements on us in such other letters that may be issued after November 15, 2015 if these items are not otherwise addressed in our long-term financial assurance plan. If we are successful in obtaining the 30-day extension, we intend for our long-term financial assurance plan to address these additional financial assurance requirements for which we received information in October 2015. Please note if our co-lessees and us are unable to agree on allocation of supplemental financial assurance and/or bonding amounts for such specified leases and present such agreed upon allocations to the BOEM for approval, the BOEM may direct supplemental financial assurance and/or bonding amounts for 100% of the lease interests to us, which would substantially increase the supplemental financial assurance and/or bonding requirements.

Unrelated to the BOEM’s April 2015 directive, on September 22, 2015, the BOEM issued Draft Guidance relating to supplemental bonding procedures that will, among other things, eliminate the “waiver” exemption currently allowed by BOEM with respect to supplemental bonding and, instead, broaden the self-insurance approach that would allow more operators on the OCS to seek self-insurance for a portion of their supplemental bond obligations, but only for an amount that is no more than 10% of such operators’ tangible net worth. In addition, the Draft Guidance would implement a phased-in period for establishing compliance with supplemental bonding obligations, whereby operators may seek payment of estimated costs of decommissioning obligations owed under a “tailored plan” that is approved by the BOEM and would require payment of the supplemental bonding amount in three approximately equal installments of one-third each, by no later than 120, 240 and 360 calendar days, respectively, from the date of BOEM approval of the tailored plan. Furthermore, with issuance of an Advanced Notice of Proposed Rulemaking in August 2014, the BOEM is actively seeking to bolster its financial assurance requirements mandated by rule for all companies operating in federal waters.

While the Draft Guidance, once implemented by the BOEM, would allow an increased number of operators (relative to those operators under the existing NTL regarding supplemental financial assurance and bonding) to self-insure for their decommissioning liabilities that is no more than 10% of their tangible net worth, there is no assurance that the BOEM will allow us to utilize self-insurance programs and we currently do not plan for self-insurance under the long-term financial assurance plan that we plan to submit to the BOEM.

In addition to the Draft Guidance describing revised supplemental bonding procedures that may be used by the bureau, the BOEM is actively seeking to bolster its financial assurance requirements mandated by rule for all companies operating in federal waters. The cost of compliance with our existing supplemental bonding requirements, including the directives issued by the BOEM in April 2015 and June 2015, any other future directives, or any other changes to the BOEM’s current NTL supplemental bonding requirements or supplemental bonding regulations applicable to us or our subsidiaries’ properties could materially and adversely affect our financial condition, cash flows, and results of operations. In addition, we may be required to provide cash collateral or letters of credit to support the issuance of such bonds or other surety. Such letters of credit would likely be issued under our credit facility and would reduce the amount of borrowings available under such facility in the amount of any such letter of credit obligations. We can provide no assurance that we can continue to obtain bonds or other surety in all cases or that we will have sufficient availability under our credit facility to support such supplemental bonding requirements. If we are unable to obtain the additional required bonds or assurances as requested, the BOEM may require any of our operations on federal leases to be suspended or terminated, and such action could have a material effect on our business, prospects, results of operations, financial condition, and liquidity.

Potential Divestitures

We may decide to divest of certain non-core assets from time to time. There can be no assurance any such potential transactions will prove successful. We cannot provide any assurance that we will be able to sell these assets on satisfactory terms, if at all.

Capital Expenditures

For fiscal 2016, the Company has a target of $130 million to $150 million in capital expenditures. During the three months ended September 30, 2015, our capital expenditures totaled approximately $55 million excluding acquisitions, of which approximately $33 million was spent on development of our core properties, and $22 million on other assets. Approximately 41% of our 2016 capital expenditures is expected to be focused on development of our core properties and the remainder on other assets. We intend to fund our capital expenditure program and contractual commitments, including settlement of derivative contracts, from cash on hand, cash flows from operations, and borrowings under our Revolving Credit Facility. If oil and natural gas prices remain at current levels or continue to decline, we may be required to reduce our capital expenditure budget for fiscal year 2016 and future years, which in turn may affect our liquidity and results of operations in future periods. If our cash on hand, cash flows from operations and availability under our Revolving Credit Facility are not sufficient to fund our capital program, we may further reduce our capital spending or otherwise fund our capital needs with proceeds from additional debt and equity or the sale of non-core assets. There is no guarantee that we can access debt and equity capital markets or sell non-core assets at attractive terms. Our capital expenditures and the scope of our drilling activities for fiscal year 2016 may change as a result of several factors, including, but not limited to, changes in oil and natural gas sales prices, costs of drilling and completion operations and drilling results.

Cash Flows

The following table sets forth selected historical information from our statement of cash flows:

	Three Months Ended September 30,
	2015	2014
	(In thousands)
Net cash provided by (used in) operating activities	$(69,233)	$203,950
Net cash used in investing activities	(66,020)	(272,148)
Net cash provided by (used in) financing activities	(130,134)	41,892
Net decrease in cash and cash equivalents	$(265,387)	$(26,306)

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2015 was $69.2 million as compared to $204.0 million provided by operating activities for the three months ended September 30, 2014. The use of cash for operating activities for the three months ended September 30, 2015 was due primarily to lower oil and natural gas prices and higher interest expense. Changes in operating assets and liabilities contributed $103.3 million to the decrease in operating cash flow during the first three months of fiscal 2016, primarily due to changes in accounts payable and accrued liabilities.

Investing Activities

For the three months ended September 30, 2015 and 2014, our cash outflows for investing activities were $66.0 million and $272.1 million, respectively. The decrease in cash used in investing activities in the first three months of fiscal 2016 compared to the first three months of fiscal 2015 was primarily due to the reduction in capital expenditures.

Financing Activities

Cash used in financing activities was $130.1 million for the three months ended September 30, 2015 as compared to cash provided by financing activities of $41.9 million for the three months ended September 30, 2014. During the three months ended September 30, 2015, cash used in financing activities consists primarily of $99.8 million used in settlement of the repurchase of a portion of our senior notes and payments on derivative instruments premium financing, $25.2 million used in repayment of debt assumed in the M21K Acquisition and dividends to preferred shareholders of $2.9 million. During the three months ended September 30, 2014, cash provided by financing activities consists primarily of net proceeds from borrowings of $56.1 million, partially offset by dividends to common and preferred shareholders totaling $14.1 million.

Contractual Obligations

Our contractual obligations at September 30, 2015 did not change materially from those disclosed in Item 7 of our 2015 Annual Report, other than as disclosed in Note 6 — Long-Term Debt of Notes to Consolidated Financial Statements in this Quarterly Report.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 — Organization and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2015 Annual Report.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 — Recent Accounting Pronouncements of Notes to Consolidated Financial Statements in this Quarterly Report.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

General

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2015 Annual Report.

We are exposed to a variety of market risks including commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we were a party at September 30, 2015, and from which we may incur future gains or losses from changes in market interest rates or commodity prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. We have incurred debt under the borrowing base of our Revolving Credit Facility. This borrowing base is subject to periodic redetermination based in part on changing expectations of future prices. Recently, commodity prices have deteriorated materially. Given our current borrowing base at $500 million and the resulting asset coverage for the Revolving Credit Facility, we do not currently anticipate any borrowing base reductions in connection with our semi-annual borrowing base redeterminations. However, it is possible if commodity prices were to decline further from current levels, our borrowing base under our Revolving Credit Facility may be reduced which would require us to repay that portion, if any, of our outstanding indebtedness under the facility in excess of the new borrowing base. The energy markets have historically been very volatile, and there can be no assurance that crude oil and natural gas prices will improve.

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

As of September 30, 2015, we had the following net open crude oil derivative positions:

Remaining Contract Term	Type of Contract	Index	Volumes (MBbls)	Weighted Average Contract Price
				Collars/Put
				Sub Floor	Floor	Ceiling
October 2015 – December 2015	Three-Way Collars	ARGUS-LLS	1,840	$32.50	$45.00	$75.00
October 2015 – December 2015	Collars	ARGUS-LLS	460		80.00	123.38
October 2015 – December 2015	Collars	NYMEX-WTI	138		75.00	85.00
October 2015 – December 2015	Bought Put	NYMEX-WTI	276		90.00
October 2015 – December 2015	Sold Put	NYMEX-WTI	(276)		90.00
January 2016 – June 2016	Collars	NYMEX-WTI	2,548		51.43	74.70
July 2016 – December 2016	Collars	NYMEX-WTI	2,576		51.43	74.70

As of September 30, 2015, we had the following net open natural gas derivative position:

Remaining Contract Term	Type of Contract	Index	Volumes (MMBtu)	Swaps Fixed Price	Weighted Average Contract Price
					Collars/Put
					Sub Floor	Floor	Ceiling
October 2015 – December 2015	Swaps	NYMEX-HH	396	$4.31
October 2015 – December 2015	Three-Way Collars	NYMEX-HH	1,380		$2.50	$3.00	$4.26
January 2016 – April 2016	Three-Way Collars	NYMEX-HH	1,515		2.43	2.93	4.12

At September 30, 2015, our crude oil contracts outstanding were in an asset position of $58.4 million. A 10% increase in crude oil prices would reduce the fair value by approximately $16.2 million, while a 10%

decrease in crude oil prices would increase the fair value by approximately $19.3 million. Also at September 30, 2015, our natural gas contract outstanding was in an asset position of $1.2 million. A 10% increase in natural gas prices would reduce the fair value by approximately $0.4 million, while a 10% decrease in natural gas prices would increase the fair value by approximately $0.3 million. These fair value changes assume volatility based on prevailing market parameters at September 30, 2015.

Our ultimate realized gain or loss with respect to commodity price fluctuations will depend on the future exposures that arise during the period, our hedging strategies at the time and commodity prices at the time.

For a complete discussion of our open commodity derivatives as of September 30, 2015, please see Note 8 — Derivative Financial Instruments of Notes to Consolidated Financial Statements in this Quarterly Report.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our variable rate debt obligations. Specifically, we are exposed to changes in interest rates as a result of borrowings under our Revolving Credit Facility, and the terms of such facility require us to pay higher interest rate margins as we utilize a larger percentage of our available borrowing base. We manage our interest rate exposure by limiting our variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 96.3% of our debt. As of September 30, 2015, total debt included $150 million of floating-rate debt. As a result, our period-end interest costs will fluctuate based on short-term interest rates on approximately 3.7% of our total debt outstanding as of September 30, 2015. A 10 percent change in floating interest rates on period-end floating debt balances would change quarterly interest expense by approximately $7,238. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates. However, to reduce our future exposure to changes in interest rates, we may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues.

We generally invest cash equivalents in high-quality credit instruments consisting primarily of money market funds with maturities of 90 days or less. We do not expect any material loss from cash equivalents and therefore we believe our interest rate exposure on invested funds is not material.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation and as a result of a material weakness identified during preparation of the Company’s financial statements for the fiscal year ended June 30, 2015 which has not been fully remediated, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2015, the Board began the process of designing and implementing additional controls and procedures in response to a material weakness in its control environment identified during the preparation of its financial statements for the fiscal year ended June 30, 2015, including, but not limited to, strengthening the Company’s vendor procurement procedures to address any potential conflicts of interest that could arise between the Company and any of its vendors; revising the Code of Business Conduct and Ethics to explicitly ban any personal loans from the Company’s vendors (other than ordinary course loans from financial institutions) in the future; and implementing an enhanced comprehensive training program on the Company’s Code of Business Conduct and Ethics.

Other than changes related to the items noted above, there was no change in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarterly period ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our financial position or results of operations.

ITEM 1A. Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings, could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our common stock, please refer to the section entitled “Item 1A. Risk Factors” in our 2015 Annual Report. There have been no material changes in the risk factors set forth in our 2015 Annual Report.

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

ENERGY XXI LTD
By: /S/ BRUCE W. BUSMIRE Bruce W. Busmire Duly Authorized Officer and Chief Financial Officer
By: /S/ HUGH A. MENOWN Hugh A. Menown Duly Authorized Officer and Executive Vice President and Chief Accounting Officer

Date: November 9, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to the Following
3.1	Altered Memorandum of Association of Energy XXI Ltd	3.1 to the Company’s Form 8-K filed on November 9, 2011
3.2	Bye-Laws of Energy XXI Ltd	3.2 to the Company’s Form 8-K filed on November 9, 2011
10.1	Lease, dated June 30, 2015, by and between Grand Isle Corridor, LP and Energy XXI GIGS Services, LLC	10.1 to the Company’s Form 8-K filed on July 1, 2015
10.2	First Amendment to Employment Agreement, dated as of October 15, 2015, by and between the Company and John D. Schiller, Jr.	10.1 to the Company's Form 8-K filed on October 15, 2015
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith