Form 10-Q
period 2015-12-31
Energy XXI Ltd
filed 2016-02-16
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of January 29, 2016, there were 95,459,002 shares outstanding of the registrant’s common stock, par value $0.005 per share.

ENERGY XXI LTD

i

GLOSSARY OF TERMS

Below is a list of terms that are common to our industry and used throughout this Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 (“Quarterly Report”):

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments as well as other factors the Company believes are appropriate under the circumstances and their potential effect on us. While management believes that these forward-looking statements are reasonable, such statements are not guarantees of future performance and the actual results or developments anticipated may not be realized or, even if substantially realized, may not have the expected consequences to or effects on the Company’s business or results. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	our business strategy;
•	further or sustained declines in the prices we receive for our oil and gas production;
•	our ability to develop, explore for, acquire and replace oil and natural gas reserves and sustain production;
•	our future financial condition, results of operations, revenues, cash flows and expenses;
•	the potential need to sell certain assets, restructure our debt, raise additional capital or seek bankruptcy protection;
•	our future levels of indebtedness, liquidity, compliance with financial covenants and our ability to continue as a going concern;
•	the size of our borrowing base under our second amended and restated first lien credit agreement, any reduction in which would result in a deficiency that would have to be repaid within 45 days;
•	our ability to continue to borrow under our second amended and restated first lien credit agreement;
•	our inability to obtain additional financing necessary to fund our operations, capital expenditures, and to meet our other obligations;
•	our ability to post additional collateral for current bonds or comply with new supplemental bonding requirements imposed by the Bureau of Ocean Energy Management (the “BOEM”);
•	economic slowdowns that can adversely affect consumption of oil and gas by businesses and consumers;
•	uncertainties in estimating our oil and gas reserves and net present values of those reserves;
•	the need to take ceiling test impairments due to lower commodity prices;
•	hedging activities exposing us to pricing and counterparty risks;
•	replacing our oil and gas reserves;
•	geographic concentration of our assets;
•	uncertainties in exploring for and producing oil and gas, including exploitation, development, drilling and operating risks;
•	our ability to make acquisitions and to integrate acquisitions;
•	our ability to establish production on our acreage prior to the expiration of related leaseholds;

•	availability of drilling and production equipment, facilities, field service providers, gathering, processing and transportation;
•	disruption of operations and damages due to capsizing, collisions, hurricanes or tropical storms;
•	environmental risks;
•	availability, cost and adequacy of insurance coverage;
•	competition in the oil and gas industry;
•	our inability to retain and attract key personnel;
•	the effects of government regulation and permitting and other legal requirements;
•	costs associated with perfecting title for mineral rights in some of our properties; and
•	weaknesses in our internal controls.

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

PART I — FINANCIAL INFORMATION

ITEM 1. Unaudited Consolidated Financial Statements

ENERGY XXI LTD

CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)

	December 31, 2015	June 30, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$325,890	$756,848
Accounts receivable
Oil and natural gas sales	60,180	100,243
Joint interest billings	20,600	12,433
Other	22,667	43,513
Prepaid expenses and other current assets	33,993	24,298
Restricted cash	9,708	9,359
Derivative financial instruments	61,169	22,229
Total Current Assets	534,207	968,923
Property and Equipment
Oil and natural gas properties, net – full cost method of accounting, including $63.5 million and $436.4 million of unevaluated properties not being amortized at December 31, 2015 and June 30, 2015, respectively	1,096,466	3,570,759
Other property and equipment, net	19,344	21,820
Total Property and Equipment, net of accumulated depreciation, depletion, amortization and impairment	1,115,810	3,592,579
Other Assets
Derivative financial instruments	—	3,898
Equity investments	—	10,835
Restricted cash	46,024	32,667
Other assets and debt issuance costs, net of accumulated amortization	68,196	81,927
Total Other Assets	114,220	129,327
Total Assets	$1,764,237	$4,690,829
LIABILITIES
Current Liabilities
Accounts payable	$160,687	$156,339
Accrued liabilities	117,847	155,306
Asset retirement obligations	43,136	33,286
Derivative financial instruments	—	2,661
Current maturities of long-term debt	873	11,395
Total Current Liabilities	322,543	358,987
Long-term debt, less current maturities	3,622,508	4,597,037
Asset retirement obligations	420,930	453,799
Derivative financial instruments	—	1,358
Other liabilities	15,319	8,370
Total Liabilities	4,381,300	5,419,551

See accompanying Notes to Consolidated Financial Statements.

ENERGY XXI LTD

CONSOLIDATED BALANCE SHEETS – (continued)
(In Thousands, except share information)

	December 31, 2015	June 30, 2015
	(Unaudited)
Commitments and Contingencies (Note 15)
Stockholders’ Deficit
Preferred stock, $0.001 par value, 7,500,000 shares authorized at December 31, 2015 and June 30, 2015
7.25% Convertible perpetual preferred stock, 3,000 shares issued and outstanding at December 31, 2015 and June 30, 2015	—	—
5.625% Convertible perpetual preferred stock, 797,759 and 812,759 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	1	1
Common stock, $0.005 par value, 200,000,000 shares authorized and 95,479,050 and 94,643,498 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	476	472
Additional paid-in capital	1,845,212	1,843,918
Accumulated deficit	(4,462,752)	(2,573,113)
Total Stockholders’ Deficit	(2,617,063)	(728,722)
Total Liabilities and Stockholders’ Deficit	$1,764,237	$4,690,829

See accompanying Notes to Consolidated Financial Statements.

ENERGY XXI LTD

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share information)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Revenues
Oil sales	$139,698	$279,708	$318,606	$649,863
Natural gas sales	16,615	31,801	40,100	66,362
Gain on derivative financial instruments	28,302	191,462	83,732	248,187
Total Revenues	184,615	502,971	442,438	964,412
Costs and Expenses
Lease operating	88,358	119,366	182,980	261,951
Production taxes	309	2,263	1,066	5,356
Gathering and transportation	16,778	4,771	31,756	13,959
Depreciation, depletion and amortization	121,567	175,155	245,591	334,295
Accretion of asset retirement obligations	15,944	12,798	30,728	25,617
Impairment of oil and natural gas properties	1,425,792	—	2,330,461	—
Goodwill impairment	—	329,293	—	329,293
General and administrative expense	29,015	27,745	51,204	54,169
Total Costs and Expenses	1,697,763	671,391	2,873,786	1,024,640
Operating Loss	(1,513,148)	(168,420)	(2,431,348)	(60,228)
Other Income (Expense)
Loss from equity method investees	—	(1,275)	(10,746)	(316)
Other income, net	2,554	991	3,048	1,942
Gain on early extinguishment of debt	290,296	—	748,574	—
Interest expense	(90,234)	(66,901)	(193,452)	(133,164)
Total Other Income (Expense), net	202,616	(67,185)	547,424	(131,538)
Loss Before Income Taxes	(1,310,532)	(235,605)	(1,883,924)	(191,766)
Income Tax Expense	51	40,358	51	57,007
Net Loss	(1,310,583)	(275,963)	(1,883,975)	(248,773)
Preferred Stock Dividends	2,810	2,870	5,664	5,742
Net Loss Attributable to Common Stockholders	$(1,313,393)	$(278,833)	$(1,889,639)	$(254,515)
Loss per Share
Basic and diluted	$(13.81)	$(2.97)	$(19.91)	$(2.71)
Weighted Average Number of Common Shares Outstanding
Basic and diluted	95,075	93,993	94,926	93,913

See accompanying Notes to Consolidated Financial Statements.

ENERGY XXI LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended December 31,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(1,883,975)	$(248,773)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	245,591	334,295
Impairment of oil and natural gas properties	2,330,461	—
Goodwill impairment	—	329,293
Deferred income tax expense	—	56,447
Gain on early extinguishment of debt	(748,574)	—
Change in fair value of derivative financial instruments	(42,162)	(175,731)
Accretion of asset retirement obligations	30,728	25,617
Loss from equity method investees	10,746	316
Amortization of debt issuance costs and other	11,117	5,615
Deferred rent	4,577	—
Stock-based compensation	987	2,632
Changes in operating assets and liabilities
Accounts receivable	70,873	33,819
Prepaid expenses and other assets	(11,001)	22,483
Settlement of asset retirement obligations	(53,719)	(53,960)
Accounts payable and accrued liabilities	(55,573)	(170,745)
Net Cash Provided by (Used in) Operating Activities	(89,924)	161,308
Cash Flows from Investing Activities
Acquisitions, net of cash	(2,797)	(287)
Capital expenditures	(75,784)	(449,114)
Insurance payments received	4,379	—
Change in equity method investments	—	12,642
Transfer from (to) restricted cash	(13,355)	325
Proceeds from the sale of properties	4,623	6,947
Other	62	95
Net Cash Used in Investing Activities	(82,872)	(429,392)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	312	2,059
Dividends to shareholders – common	—	(22,548)
Dividends to shareholders – preferred	(5,673)	(5,744)
Proceeds from long-term debt	1,121	1,011,948
Payments on long-term debt	(225,004)	(759,851)
Payment of debt assumed in acquisition	(25,187)	—
Fees related to debt extinguishment	(2,080)	—
Debt issuance costs	(632)	(2,302)
Other	(1,019)	—
Net Cash Provided by (Used in) Financing Activities	(258,162)	223,562
Net Decrease in Cash and Cash Equivalents	(430,958)	(44,522)
Cash and Cash Equivalents, beginning of period	756,848	145,806
Cash and Cash Equivalents, end of period	$325,890	$101,284

See accompanying Notes to Consolidated Financial Statements.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

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

Use of Estimates.  The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates of proved reserves are key components of our depletion rate for our proved oil and natural gas properties and the full cost ceiling test limitation. Other items subject to estimates and assumptions include fair value estimates used in accounting for acquisitions and dispositions; carrying amounts of property, plant and equipment; goodwill; asset retirement obligations; deferred income taxes; and valuation of derivative financial instruments, among others. Accordingly, our accounting estimates require the exercise of judgment by management in preparing such estimates. While we believe that the estimates and assumptions used in preparation of our consolidated financial statements are appropriate, actual results could differ from those estimates, and any such differences may be material.

Recent Accounting Pronouncements.  In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. ASU No. 2014-09 is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are evaluating the impact of the pending adoption of ASU No. 2014-09 on our financial position and results of operations and have not yet determined the method that will be adopted.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization, Summary of Significant Accounting Policies and Recent Accounting Pronouncements  – (continued)

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. Our early adoption of ASU 2014-15 during the quarter ended December 31, 2015 impacted our disclosures but had no effect on our consolidated financial position, results of operations or cash flows.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred taxes on the balance sheet by requiring classification of all deferred tax items as noncurrent including valuation allowances by jurisdiction. ASU 2015-17 is effective for public entities for annual periods beginning after December 15, 2016, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of any interim or annual reporting period. Our early adoption of ASU 2015-17 during the quarter ended December 31, 2015 had no effect on our consolidated financial position, results of operations or cash flows other than presentation.

Note 2 — Liquidity and Capital Resources

We have historically funded our operations primarily through cash flows from operating activities, borrowings under our Revolving Credit Facility, as defined below, proceeds from the issuance of debt and equity securities and proceeds from asset sales. However, future cash flows are subject to a number of variables, and are highly dependent on the prices we receive for oil and natural gas. Oil and natural gas prices declined severely during fiscal year 2015 and have declined even further through fiscal 2016 to date. The price of WTI crude oil per barrel dropped below $27.00 per barrel in January 2016 for the first time in twelve years. These lower commodity prices have negatively impacted revenues, earnings and cash flows, and sustained low oil and natural gas prices will have a material and adverse effect on our liquidity position.

As of December 31, 2015, we had cash and cash equivalents of approximately $326 million and approximately $122 million of available borrowing capacity under our second amended and restated first lien credit agreement (“First Lien Credit Agreement” or “Revolving Credit Facility” or “Revolver”). As of December 31, 2015, we had total indebtedness of $3,623.4 million, comprised of $150 million of secured indebtedness outstanding under our Revolving Credit Facility, $1.45 billion of 11% Senior Secured Second Lien Notes due 2020, $5 million in other secured indebtedness, $2,084 million of unsecured notes and net unamortized original issue discount of $65.6 million. Due to the continued decreases in commodity prices, the Company continues to incur significant losses and negative cash flows from operating activities.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Liquidity and Capital Resources  – (continued)

As of December 31, 2015, we were in compliance with our financial covenants under the Revolving Credit Facility; however, based on current market conditions and depressed commodity prices, if we are unable to execute on one of the strategic alternatives discussed below and adequately address liquidity concerns, we will not be in compliance with the consolidated net secured leverage ratio covenant under our Revolving Credit Facility for the quarter ending March 31, 2016. In addition, as part of our quarterly compliance certificates required under our Revolving Credit Facility and also as a condition to borrow additional funds or issue letters of credit under our Revolving Credit Facility, we must make certain representations, including representations about our solvency and we must remain in compliance with the financial ratios in our Revolving Credit Facility. Generally, the solvency representation requires, among other things, for us to determine at the time we desire to make a future borrowing, or issue or extend letters of credit, that the fair market value of our assets exceeds the face amount of our liabilities. The current commodity environment creates substantial uncertainty in determining fair market value of oil and natural gas assets which accordingly may impact our ability to continue to give the required representation.

We are evaluating various alternatives with respect to our Revolving Credit Facility, but there is no certainty that we will be able to implement any alternatives or otherwise resolve our covenant issues. If the lenders under the Revolving Credit Facility are unwilling to provide us with the covenant flexibility we seek, and we are unable to comply with those covenants, we may be forced to repay or refinance amounts then outstanding under the Revolving Credit Facility, and there is no assurance that we will reach an agreement with our lenders on any such amendment or waiver. Absent success in these pursuits, a resultant breach under the Revolving Credit Facility would cause a default under such facility, potentially resulting in acceleration of all amounts outstanding under the Revolving Credit Facility. If the lenders under the Revolving Credit Facility were to accelerate the indebtedness under the Revolving Credit Facility as a result of such defaults, such acceleration would cause a cross-default or cross-acceleration of all of our other outstanding indebtedness. Such a cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we will not have sufficient liquidity to repay all of our outstanding indebtedness.

We may face other impediments to accessing our available borrowing capacity under our Revolving Credit Facility. Borrowings under our First Lien Credit Agreement are also limited to a borrowing base based on oil and natural gas reserve values which are redetermined on a periodic basis. During the quarter ended December 31, 2015, we and our lenders completed our fall borrowing base redetermination with no changes to the existing borrowing base. If we experience the continuation of low oil and natural gas prices, or if they decline even further, we anticipate that our Revolving Credit Facility borrowing base and commitment amounts will likely be reduced in the spring of 2016 as part of our next borrowing base redetermination, which would adversely impact our liquidity. In addition, we would have to repay any outstanding indebtedness in excess of any reduced borrowing base.

In addition, in response to commodity price declines, our fiscal year 2016 capital budget was reduced to a current planned amount of $130 to $150 million, as compared to actual capital expenditures in fiscal year 2015 (excluding acquisition activity) of approximately $649 million. Due to the depressed commodity prices and our lack of capital resources to develop our properties, the Company believes that all of its proved undeveloped oil and gas reserves no longer qualify as being proved as of the period ended December 31, 2015. We have thus removed all of our proved undeveloped oil and gas reserves from the proved category as of December 31, 2015. Almost all of the proved undeveloped reserves that were removed from the proved category as of December 31, 2015 are still economic at current prices, but were reclassed to the probable category because they are no longer expected to be drilled within five years of initial booking due to current constraints on ability to fund development drilling. In addition, as of December 31, 2015, we identified certain

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Liquidity and Capital Resources  – (continued)

of our unevaluated properties totaling to $336.5 million as being uneconomical and have transferred such amounts to the full cost pool, subject to amortization. The curtailment of the development of our properties will eventually lead to a decline in our production and reserves. A decline in our production and reserves will further reduce our liquidity and ability to satisfy our debt obligations by negatively impacting our cash flow from operating activities and the value of our assets.

We may experience a further strain on our liquidity if Bureau of Ocean Energy Management (the “BOEM”) requires us to provide additional bonding as a means to assure our decommissioning obligations, such as the plugging of wells, the removal of platforms and other facilities, the abandonment of pipelines and the clearing of the seafloor of obstructions, or if the surety companies providing such bonds on our behalf require us to provide additional cash collateral for such bonds. Any further expense in providing additional bonds or restrictions on our cash to collateralize existing bonds or new bonds would further reduce our liquidity.

Beginning on January 11, 2016, our common stock has generally traded on NASDAQ at less than $1.00 per share. If at any time our common stock falls below the minimum bid price of $1.00 per share for 30 consecutive business days, NASDAQ will send a deficiency notice to the Company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. If the Company is unable to resolve its bid price deficiency during the applicable compliance period, NASDAQ Staff will issue a delisting letter. There is no assurance that the price of our common stock will comply with the requirements for continued listing of our shares on NASDAQ. A delisting of our common stock could constitute a “fundamental change” under the terms of our $400 million aggregate principal amount of 3.0% Senior Convertible Notes due 2018 (the “3.0% Senior Convertible Notes”). If a Fundamental Change occurs at any time prior to the maturity of the 3.0% Senior Convertible Notes, each holder shall have the right to require the Company to repurchase all or part of such holder’s 3.0% Senior Convertible Notes in a principal amount thereof that is equal to $1,000 in principal amount or whole multiples thereof, on the date (the “Fundamental Change Repurchase Date”) specified by the Company that is not less than 20 nor more than 35 calendar days after the date of the Fundamental Change Company Notice at a repurchase price, payable in cash, equal to 100% of the principal amount of the 3.0% Senior Convertible Notes being repurchased, plus accrued and unpaid interest to, but excluding, the Fundamental Change Repurchase Date. We cannot assure that we would have adequate liquidity to fund a repurchase given the severe liquidity constraints of the Company. Such acceleration would cause a cross-default or cross-acceleration of all of our other outstanding indebtedness. Such a cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we will not have sufficient liquidity to repay all of our outstanding indebtedness.

We had total indebtedness of $3,623.4 million as of December 31, 2015 and taking into account the bond repurchases completed subsequent to December 31, 2015, we had total indebtedness of $2,874.6 million as of February 15, 2016. We expect to have substantial interest payments due on our outstanding bonds in the next twelve months, totaling $247.8 million. In addition, the majority of our outstanding indebtedness will mature within the next ten years, with a substantial portion coming due in the next five years. All of the factors described above have placed considerable pressure on our ability to pay the principal and interest on our long-term debt, satisfy our other liabilities, continue our development activities to maintain and grow reserves and our ability to refinance our debt as it becomes due.

As a result of the commodity price decline and the Company’s substantial debt burden, absent a material improvement in oil and gas prices or a refinancing or restructuring of our debt obligations or other improvement in liquidity, the Company believes forecasted cash and expected available credit capacity will

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Liquidity and Capital Resources  – (continued)

not be sufficient to meet commitments as they come due for the next twelve months. This raises substantial doubt regarding the Company’s ability to continue as a going concern.

In February 2016, we engaged PJT Partners as a financial advisor and Vinson & Elkins L.L.P. as a legal advisor to advise management and our Board of Directors (the “Board”) regarding potential strategic alternatives such as a refinancing or restructuring of our indebtedness or capital structure or seeking to raise additional capital through debt or equity financing to address our liquidity issues and high debt levels. We cannot assure that any refinancing or debt or equity restructuring would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all. We are also focused on long-term recurring cost reductions and the identification of non-core assets for potential sale. We cannot assure that any of these efforts will be successful or will result in cost reductions or additional cash flows or the timing of any such cost reductions or additional cash flows.

As a result of the commodity price decline, we will continue to evaluate our ability to make the debt payments as they become due and to meet the additional supplemental bonding requirements of the BOEM and our surety companies’ requirements to provide additional cash collateral for such existing and future bonds in light of our liquidity constraints. On February 16, 2016, the Company elected to enter into the 30-day grace period under the terms of the indenture governing EPL Oil & Gas, Inc.’s (“EPL”) outstanding 8.25% Senior Notes due February 2018 (the “8.25% Senior Notes”) to extend the timeline for making the cash interest payment to March 17, 2016. The aggregate amount of the interest payments is approximately $8.8 million. During the 30-day grace period, the Company will work with its debt holders regarding its ongoing effort to develop and implement a comprehensive plan to restructure its balance sheet.

The election to enter into the 30-day grace period under the terms of the indenture governing the 8.25% Senior Notes constitutes a default; however, it does not constitute an Event of Default under the indenture governing our 8.25% Senior Notes or the Revolving Credit Facility. As a result of this default, certain restrictions have been placed on the Company, including but not limited to, its ability to incur additional indebtedness, draw on the Revolving Credit Facility and issue additional letters of credit. The Company has 30 days to cure the default by making the required interest payment that was due on February 16, 2016. Alternatively, the Company may restructure the debt with its creditors. On March 17, 2016, if the interest payment default is not cured, the default would be considered an Event of Default and the trustee or the holders of at least 25% in aggregate principal amount of then outstanding 8.25% Senior Notes may declare the principal and accrued interest for all outstanding 8.25% Senior Notes due and payable immediately. An Event of Default would also trigger cross defaults in the Company’s other debt obligations. An Event of Default would have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

Absent a material improvement in oil and gas prices or a refinancing or some restructuring of our debt obligations or other improvement in liquidity, we may seek bankruptcy protection to continue our efforts to restructure our business and capital structure and may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Acquisitions

Acquisition of interest in M21K

On August 11, 2015, pursuant to a stock purchase agreement (the “M21K Purchase Agreement”) between Energy XXI M21K, LLC (“EXXI M21K”), in which we owned 20% interest, and Energy XXI GOM, LLC (“EXXI GOM”), an indirect wholly owned subsidiary of Energy XXI, we acquired all of the remaining equity interests of M21K, LLC (“M21K”) for consideration consisting of the assumption of all obligations and liabilities of M21K including approximately $25.2 million associated with M21K’s first lien credit facility, which was required to be paid at closing (the “M21K Acquisition”). The sellers retained certain overriding royalty interests applicable only to the extent that production proceeds during any calendar month average in excess of $65.00/Bbl WTI and $3.50/MMbtu Henry Hub and limited to a term of four years or an aggregate amount of $20 million, whichever occurs earlier. In addition, with respect to the Eugene Island 330 and South Marsh Island 128 fields, in the event we sell our interest in one or both of these fields, the overriding royalty interests with respect to such sold field shall terminate; provided, however if such sale occurs within four years of the effective date of the M21K Purchase Agreement and the consideration received for such sale is greater than the allocated value for such field as specified in the M21K Purchase Agreement, then we are obligated to pay an amount equal to 20% of the portion of the consideration received in excess of the specified allocated value of such field. Prior to this transaction which is effective as of August 1, 2015, we had owned a 20% interest in M21K through our investment in EXXI M21K. See Note 5 — Equity Method Investments.

The following table presents the preliminary purchase price allocation to the assets acquired and liabilities assumed, based on their estimated fair values on August 11, 2015 (in thousands):

Oil and natural gas properties – evaluated	$73,910
Oil and natural gas properties – unevaluated	39,278
Asset retirement obligations	(66,700)
Net working capital*	(21,301)
Fair value of debt assumed	(25,187)
Cash paid	$—

*	Net working capital includes approximately $1.0 million in cash.

Note 4 — Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31, 2015	June 30, 2015
Oil and natural gas properties
Proved properties	$9,714,627	$9,243,737
Less: accumulated depreciation, depletion, amortization and impairment	(8,681,623)	(6,109,335)
Proved properties, net	1,033,004	3,134,402
Unevaluated properties	63,462	436,357
Oil and natural gas properties, net	1,096,466	3,570,759
Other property and equipment	44,233	45,941
Less: accumulated depreciation	(24,889)	(24,121)
Other property and equipment, net	19,344	21,820
Total property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$1,115,810	$3,592,579

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 — Property and Equipment  – (continued)

At December 31, 2015, the Company’s investment in unevaluated properties primarily relates to the fair value of unproved oil and natural gas properties acquired in oil and gas property acquisitions (primarily the acquisition of EPL Oil & Gas, Inc. (“EPL”) on June 3, 2014 (the “EPL Acquisition”)). Costs associated with unevaluated properties are transferred to evaluated properties upon the earlier of (i) a determination as to whether there are any proved reserves related to the properties, or (ii) ratably over a period of time of not more than four years. As of December 31, 2015, we identified certain of our unevaluated properties totaling to $336.5 million as being uneconomical and have transferred such amounts to the full cost pool, subject to amortization.

Due to the depressed commodity prices and our lack of capital resources to develop our properties, the Company believes that all of its proved undeveloped oil and gas reserves no longer qualify as being proved as of the period ended December 31, 2015. We have thus removed all of our proved undeveloped oil and gas reserves from the proved category as of December 31, 2015. Almost all of the proved undeveloped reserves that were removed from the proved category as of December 31, 2015 are still economic at current prices, but were reclassed to the probable category because they are no longer expected to be drilled within five years of initial booking due to current constraints on ability to fund development drilling.

Under the full cost method of accounting at the end of each financial reporting period, we compare the present value of estimated future net cash flows from proved reserves (computed using the unweighted arithmetic average of the first-day-of-the-month historical price, net of applicable differentials, for each month within the previous 12-month period discounted at 10%, plus the lower of cost or fair market value of unproved properties and excluding cash flows related to estimated abandonment costs associated with developed properties) to the net full cost pool of oil and natural gas properties, net of related deferred income taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of these oil and natural gas properties exceed the estimated discounted future net cash flows, we are required to write-down the value of our oil and natural gas properties to the amount of the discounted cash flows. For the three and six months ended December 31, 2015, our ceiling test computation resulted in impairments of our oil and natural gas properties of $1,425.8 million and $2,330.5 million, respectively. If the current low commodity price environment or downward trend in oil and natural gas prices continues, we will incur further impairment to our full cost pool in fiscal 2016 based on the average oil and natural gas price calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the previous 12-month period under the SEC pricing methodology.

Note 5 — Equity Method Investments

Prior to the M21K Acquisition on August 11, 2015 discussed previously in Note 3 — Acquisitions, we owned a 20% interest in EXXI M21K which was engaged in the acquisition, exploration, development and operation of oil and natural gas properties offshore in the Gulf of Mexico, through its wholly owned subsidiary, M21K. Energy XXI Gulf Coast, Inc. (“EGC”), an indirect wholly owned subsidiary of Energy XXI received a management fee from M21K for providing administrative assistance in carrying out its operations. We also provided a guarantee related to the payment of asset retirement obligations and other liabilities of M21K. EXXI M21K was a guarantor of a $100 million first lien credit facility agreement entered into by M21K, which had a $40 million borrowing base and under which $28.0 million in loans and $1.2 million in letters of credit were outstanding as of June 30, 2015. At June 30, 2015, M21K was in default due to a breach of certain covenants under this agreement. On August 11, 2015, we acquired all of the equity interests of M21K and repaid the outstanding balance under the M21K credit facility. See Note 3 —  Acquisitions and Note 13 — Related Party Transactions.

We recorded an equity loss of $0 and $10.7 million for the three and six months ended December 31, 2015, respectively. We recorded an equity loss of $1.3 million and $0.3 million for the three and six months ended December 31, 2014, respectively.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2015	June 30, 2015
Revolving Credit Facility	$150,000	$150,000
11.0% Senior Secured Second Lien Notes due 2020	1,450,000	1,450,000
8.25% Senior Notes due 2018	480,244	510,000
6.875% Senior Notes due 2024	143,993	650,000
3.0% Senior Convertible Notes due 2018	400,000	400,000
7.5% Senior Notes due 2021	238,071	500,000
7.75% Senior Notes due 2019	101,077	250,000
9.25% Senior Notes due 2017	720,585	750,000
4.14% Promissory Note due 2017	4,120	4,343
Debt premium, 8.25% Senior Notes due 2018(1)	21,218	29,459
Original issue discount, 11.0% Notes due 2020	(46,989)	(51,104)
Original issue discount, 3.0% Senior Convertible Notes due 2018	(39,806)	(45,782)
Derivative instruments premium financing	—	10,647
Capital lease obligations	868	869
Total debt	3,623,381	4,608,432
Less current maturities	873	11,395
Total long-term debt	$3,622,508	$4,597,037

(1)	Represents unamortized premium on the 8.25% Senior Notes assumed in the EPL Acquisition.

During the six months ended December 31, 2015, we repurchased certain of our unsecured notes in aggregate principal amounts as follows: $506.0 million of 6.875% Senior Notes due 2024, $261.9 million of 7.5% Senior Notes due 2021, $148.9 million of 7.75% Senior Notes due 2019, $29.8 million of 8.25% Senior Notes due 2018 and $29.4 million of 9.25% Senior Notes due 2017. We repurchased these notes in open market transactions at a total cost of approximately $213.1 million, and we recorded a gain on the repurchases totalling approximately $748.6 million, net of associated debt issuance costs and certain other expenses. All of the repurchased notes were cancelled. Subsequent to December 31, 2015, we repurchased approximately $737.7 million of our unsecured notes in open market transactions at a total price of approximately $19.2 million, including $16.4 million of accrued interest, reducing our total indebtedness to approximately $2,874.6 million as of February 15, 2016.

Maturities of long-term debt as of December 31, 2015 are as follows (in thousands):

Twelve Months Ending December 31,
2016	$873
2017	1,204,730
2018	550,214
2019	101,077
2020	1,450,000
Thereafter	382,064
3,688,958
Less: Net original issue discount and debt premium	(65,577)
Total debt	$3,623,381

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Long-Term Debt  – (continued)

Revolving Credit Facility

The Revolving Credit Facility was entered into by EGC in May 2011 and underwent its Twelfth Amendment to the First Lien Credit Agreement on November 30, 2015 (the “Twelfth Amendment”) and its Eleventh Amendment and Waiver to the First Lien Credit Agreement was on July 31, 2015 (the “Eleventh Amendment”). The Revolving Credit Facility, as amended, has a maximum facility amount and borrowing base of $500 million, of which such amount $150 million is the borrowing base under the sub-facility established for EPL. These respective borrowing bases were set in accordance with the regular annual process for determination of the borrowing bases and the borrowing bases are to remain in effect until the next redetermination thereof under the terms of the First Lien Credit Agreement. Borrowings under our First Lien Credit Agreement are also limited to a borrowing base based on oil and natural gas reserve values, which are redetermined on a periodic basis. During the quarter ended December 31, 2015, we and our lenders completed our fall borrowing base redetermination with no changes to the existing borrowing base at $500 million, and the lenders temporarily relaxed the requirements of certain financial covenants under the Twelfth Amendment as described below. The scheduled date of maturity of the First Lien Credit Agreement is April 9, 2018, provided however that the maturity date will accelerate to a date 210 days prior to the date of maturity of EGC’s outstanding 9.25% unsecured notes due December 2017 (the “9.25% Senior Notes”) if such notes are not prepaid, redeemed or refinanced prior to such prior date, or to a date 210 days prior to the date of maturity of EPL’s outstanding 8.25% Senior Notes due February 2018 (the “8.25% Senior Notes”) if such notes are not prepaid, redeemed or refinanced prior to such prior date, or otherwise to a date that is 180 days prior to the date of maturity of any other permitted second lien or permitted third lien indebtedness or certain permitted unsecured indebtedness or any refinancings of such indebtedness if such indebtedness would come due prior to April 9, 2018. If we experience the continuation of low oil and natural gas prices, or if they decline even further, we anticipate that our Revolving Credit Facility borrowing base and commitment amounts will likely be reduced in the spring of 2016 as part of our next borrowing base redetermination, which would adversely impact our liquidity. In addition, we may have to repay any outstanding indebtedness in excess of any reduced borrowing base.

Borrowings are limited to a borrowing base based on oil and natural gas reserve values which are re-determined on a periodic basis. The Revolving Credit Facility is secured by mortgages on at least 90% of the value of EGC and its subsidiaries’ (other than EPL and its subsidiaries until they shall have become guarantors of the EGC indebtedness under the First Lien Credit Agreement) proved reserves and proved developed producing reserves, but with the threshold for such properties of EPL and its subsidiaries (until they shall have become guarantors of the EGC indebtedness under the First Lien Credit Agreement) at 85%. Additionally, as a result of the Twelfth Amendment, EPL is required to maintain $30 million of restricted cash in an account subject to a control agreement in favor of the administrative agent under the First Lien Credit Agreement.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Long-Term Debt  – (continued)

Under the First Lien Credit Agreement, EGC’s rights to make distributions to its shareholders and pay dividends to parent entities (including ultimately to Energy XXI) are very limited. Generally, EGC is only permitted to make such distributions for income tax liabilities arising for such other entities that relate to the income attributable to EGC and its subsidiaries, general and administrative expenses not to exceed $2 million in any fiscal year and for payment of insurance premiums in regards to affiliated party insurance agreements. Substantially all of the net assets of the Company’s subsidiaries are restricted.

Lender consent is required for any asset disposition that would have the effect of reducing the borrowing base by more than $5 million in the aggregate. The Eleventh Amendment waived certain provisions of the First Lien Credit Agreement to permit the M21K Acquisition as well as an additional minor acquisition and disposition.

The First Lien Credit Agreement requires EGC and EPL to maintain certain financial covenants separately for so long as the 8.25% Senior Notes remain outstanding. EGC is subject to the following financial covenants on a consolidated basis: (a) a minimum current ratio of no less than 1.0 to 1.0 and (b) a consolidated maximum net secured leverage ratio of no more than 3.75 to 1.0 as of the end of the fiscal quarter ended December 31, 2015, and increasing to 4.75 to 1.0 starting March 31, 2016, to 5.25 to 1.0 starting June 30, 2016 and decreasing to 5.00 to 1.0 beginning June 30, 2017 and thereafter. In addition, EGC is subject to the following financial covenants on a stand-alone basis: (a) a consolidated maximum net first lien leverage ratio of 1.25 to 1.0 and (b) a consolidated maximum net secured leverage ratio of no more than 3.75 to 1.0 beginning with the fiscal quarter ending March 31, 2017. In addition, EPL is subject to the following financial covenants on a stand-alone basis: (a) a consolidated maximum net first lien leverage ratio of 1.25 to 1.0 and (b) a consolidated maximum net secured leverage ratio of no more than 3.75 to 1.0 beginning with the fiscal quarter ending March 31, 2017. If EPL’s 8.25% Senior Notes are no longer outstanding and certain other conditions are met, EGC and EPL will be subject to the following financial covenants on a consolidated basis: (a) a consolidated maximum net first lien leverage ratio of 1.25 to 1.0, (b) a consolidated maximum net secured leverage ratio of no more than 4.75 to 1.0 as of the end of each fiscal quarter beginning with the fiscal quarter ending March 31, 2016, increasing to 5.25 to 1.0 starting June 30, 2016 and decreasing to 5.00 to 1.0 beginning June 30, 2017 and thereafter, and (c) a minimum current ratio of no less than 1.0 to 1.0.

Additionally, the following changes became effective upon the execution of the Twelfth Amendment:

•	Modification of triggers that require EPL and its subsidiaries to provide guarantees of the indebtedness of EGC and its subsidiaries and grant liens on the assets of EPL and its subsidiaries to secure such guarantees. Under such modifications, such guarantees and security will be required upon the earlier of EPL’s retirement of its obligations in respect of its outstanding 8.25% Senior Notes and amendments to covenant restrictions under such notes that eliminate restrictions on the ability of EPL and its subsidiaries to guarantee the indebtedness of EGC and its subsidiaries and grant liens on the assets of EPL and its subsidiaries to secure such guarantees (even if such notes have not been refinanced or defeased).
•	Suspending the maximum net secured leverage ratio covenant with respect to EGC and its subsidiaries (other than EPL and its subsidiaries) to begin on the fiscal quarter ending March 31, 2017 rather than March 31, 2015.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Long-Term Debt  – (continued)

•	Suspending the maximum net secured leverage ratio covenant with respect to EPL and its subsidiaries to begin on the fiscal quarter ending March 31, 2017 rather than March 31, 2015.
•	Modifying the maximum net secured leverage covenant with respect to EGC and its subsidiaries to be 3.75:1.00 as of the end of each fiscal quarter beginning with the fiscal quarter ended September 30, 2015, increasing to 4.75:1.00 starting March 31, 2016 and to 5.25:1.00 starting June 30, 2016, and decreasing to 5.00:1.00 beginning June 30, 2017 and thereafter.

As of December 31, 2015, we had $150.0 million in borrowings and $227.8 million in letters of credit issued under the First Lien Credit Agreement and we were in compliance with all covenants thereunder. Due to current market conditions and depressed commodity prices, we engaged PJT Partners as a financial advisor and Vinson & Elkins L.L.P. as a legal advisor to advise management and our Board regarding the potential strategic alternatives to address our liquidity issues and high debt levels. Based on current market conditions and depressed commodity prices, if we are unable to execute on one of the strategic alternatives being evaluated and adequately address liquidity concerns, we will not be in compliance with the consolidated net secured leverage ratio under our Revolving Credit Facility for the quarter ending March 31, 2016. Due to our election on February 16, 2016 to enter into the 30-day grace period for making interest payment under the terms of the indenture governing EPL’s outstanding 8.25% Senior Notes, certain restrictions, as fully described below under the caption 8.25% Senior Notes Due 2018, have been placed on the Company. In addition, as part of our quarterly compliance certificates required under our Revolving Credit Facility and also as a condition to borrow funds or issue letters of credit under our Revolving Credit Facility, we must make certain representations, including representations about our solvency, and we must remain in compliance with the financial ratios in our Revolving Credit Facility. Generally, the solvency representation requires, among other things, for us to determine at the time we desire to make a future borrowing, or issue or extend letters of credit, that the fair market value of our assets exceeds the face amount of our liabilities. The current commodity environment creates substantial uncertainty in determining fair market value of oil and natural gas assets which accordingly may impact our ability to continue to give the required representation.

We are evaluating various alternatives with respect to our Revolving Credit Facility, but there is no certainty that we will be able to implement any alternatives or otherwise resolve our covenant issues. If the lenders under the Revolving Credit Facility are unwilling to provide us with the covenant flexibility we seek, and we are unable to comply with those covenants, we will be forced to repay or refinance amounts then outstanding under the Revolving Credit Facility, and there is no assurance that we will reach an agreement with our lenders on any such amendment or waiver. Absent success in these pursuits, a resultant breach under the Revolving Credit Facility would cause a default under such facility, potentially resulting in acceleration of all amounts outstanding under the Revolving Credit Facility. If the lenders under the Revolving Credit Facility were to accelerate the indebtedness under the Revolving Credit Facility as a result of such defaults, such acceleration would cause a cross-default or cross-acceleration of all of our other outstanding indebtedness. Such a cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we will not have sufficient liquidity to repay all of our outstanding indebtedness.

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

On or after September 15, 2017, EGC will have the right to redeem all or some of the 11.0% Notes at specified redemption prices (initially 108.25% of the principal amount, declining to par on or after July 15, 2019), plus accrued and unpaid interest. Prior to September 15, 2017, EGC may redeem up to 35% of the aggregate principal amount of the 11.0% Notes originally issued at a price equal to 111.0% of the aggregate principal amount in an amount not greater than the proceeds of certain equity offerings. In addition, prior to September 15, 2017, EGC may redeem all or part of the 11.0% Notes at a price equal to 100% of their aggregate principal amount plus a make-whole premium and accrued and unpaid interest. EGC will be required to offer to purchase all outstanding 11.0% Notes if a “triggering event” occurs, at a price of 100% of the principal amount of the 11.0% Notes purchased plus accrued and unpaid interest to the date of purchase. For this purpose, a “triggering event” will be deemed to occur (i) on the 30th day prior to the stated maturity date of the 9.25% Senior Notes, if on such date the aggregate outstanding principal amount of all such notes that have not been repurchased, redeemed, discharged, defeased or called for redemption under specified arrangements, exceeds $250.0 million, or (ii) on the 30th day prior to the stated maturity date of the 8.25% Senior Notes, if on such date the aggregate outstanding principal amount of the 8.25% Senior Notes that shall not have been repurchased, redeemed, discharged, defeased or called for redemption under specified arrangements, exceeds $250.0 million. As a result of our bond repurchases subsequent to December 31, 2015, we have reduced the principal amount of the 8.25% Senior Notes and the 9.25% Senior Notes outstanding to $213.7 million and $249.5 million, respectively, eliminating this springing maturity in the 11.0% Notes.

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

On February 16, 2016, the Company elected to enter into the 30-day grace period under the terms of the indenture governing the outstanding 8.25% Senior Notes due February 2018 to extend the timeline for making the cash interest payment to March 17, 2016. The aggregate amount of the interest payments is approximately $8.8 million. During the 30-day grace period, the Company will work with its debt holders regarding its ongoing effort to develop and implement a comprehensive plan to restructure its balance sheet.

The election to enter into the 30-day grace period under the terms of the indenture governing the 8.25% Senior Notes constitutes a default; however, it does not constitute an Event of Default under the indenture governing the 8.25% Senior Notes or the Revolving Credit Facility. As a result of this default, certain restrictions have been placed on the Company, including but not limited to, its ability to incur additional indebtedness, draw on the Revolving Credit Facility and issue additional letters of credit. The Company has 30 days to cure the default by making the required interest payment that was due on February 16, 2016. Alternatively, the Company may restructure the debt with its creditors. On March 17, 2016, if the interest payment default is not cured, the default would be considered an Event of Default and the trustee or the holders of at least 25% in aggregate principal amount of then outstanding 8.25% Senior Notes may declare the principal and accrued interest for all outstanding 8.25% Senior Notes due and payable immediately. An Event of Default would also trigger cross defaults in the Company’s other debt obligations. An Event of Default would have a material adverse effect on the Company’s liquidity, financial condition and results of operations. Please see Note 2 — Liquidity and Capital Resources for more information.

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

If the Parent undergoes a fundamental change (as defined in the indenture governing the 3.0% Senior Convertible Notes) prior to maturity, holders of the 3.0% Senior Convertible Notes will have the right, at their option, to require the Parent to repurchase for cash some or all of their notes at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest (including additional interest, if any) to, but excluding, the fundamental change repurchase date. Such acceleration would cause a cross-default or cross-acceleration of all of our other outstanding indebtedness. Such a cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we will not have sufficient liquidity to repay all of our outstanding indebtedness.

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

Derivative Instruments Premium Financing

We finance premiums on derivative instruments that we purchase with our hedge counterparties. Substantially all of our hedge transactions are with lenders under the Revolving Credit Facility. Derivative instruments premium financing is accounted for as debt and this indebtedness is pari passu with borrowings under the Revolving Credit Facility. The derivative instruments premium financing is structured to mature when the derivative instrument settles so that we realize the value, net of derivative instrument premium financing. As of December 31, 2015 and June 30, 2015, our outstanding derivative instruments premium financing discounted at our approximate borrowing cost of 2.5% per annum totaled $0 and $10.6 million, respectively.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Long-Term Debt  – (continued)

Interest Expense

For the three and six months ended December 31, 2015 and 2014, interest expense consisted of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Revolving Credit Facility	$3,751	$7,482	$7,561	$14,375
11.0% Senior Secured Second Lien Notes due 2020	40,202	—	80,405	—
8.25% Senior Notes due 2018	10,130	10,519	20,649	21,038
6.875% Senior Notes due 2024	4,169	11,172	15,201	22,344
3.0% Senior Convertible Notes due 2018	3,024	3,024	6,049	6,049
7.50% Senior Notes due 2021	4,521	9,375	12,306	18,750
7.75% Senior Notes due 2019	2,197	4,844	5,958	9,688
9.25% Senior Notes due 2017	16,761	17,344	34,105	34,688
4.14% Promissory Note due 2017	45	47	89	99
Amortization of debt issue cost – Revolving Credit Facility	630	1,080	1,306	2,057
Accretion of original debt issue discount, 11.0% Notes due 2020	2,090	—	4,114	—
Amortization of debt issue cost – 11.0% Notes due 2020	1,688	—	3,323	—
Amortization of fair value premium – 8.25% Senior Notes due 2018	(3,282)	(2,570)	(6,723)	(5,104)
Amortization of debt issue cost – 6.875% Senior Notes due 2024	113	282	395	563
Accretion of original debt issue discount, 3.0% Senior Convertible Notes due 2018	3,015	2,806	5,976	5,561
Amortization of debt issue cost – 3.0% Senior Convertible Notes due 2018	386	359	765	712
Amortization of debt issue cost – 7.50% Senior Notes due 2021	125	262	355	525
Amortization of debt issue cost – 7.75% Senior Notes due 2019	45	97	130	194
Amortization of debt issue cost – 9.25% Senior Notes due 2017	682	551	1,385	1,103
Derivative instruments financing and other	(58)	227	103	522
	$90,234	$66,901	$193,452	$133,164

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Asset Retirement Obligations

The following table describes the changes to our asset retirement obligations (in thousands):

Balance at June 30, 2015	$487,085
Liabilities acquired	66,700
Liabilities incurred and true-up to liabilities settled	7,933
Liabilities settled	(53,719)
Revisions*	(74,661)
Accretion expense	30,728
Total balance at December 31, 2015	464,066
Less: current portion	43,136
Long-term balance at December 31, 2015	$420,930

*	This downward revision was primarily due to declining service costs resulting from the decline in commodity prices and decrease in demand for oil field services due to excess capacity.

Note 8 — Derivative Financial Instruments

We enter into hedging transactions to reduce exposure to fluctuations in the price of crude oil and natural gas. We enter into hedging transactions with multiple investment-grade rated counterparties, primarily financial institutions, to reduce the concentration of exposure to any individual counterparty. We use various instruments including financially settled crude oil and natural gas puts, put spreads, swaps, zero-cost collars and three-way collars, with only zero-cost collars and three-way collars outstanding at December 31, 2015. Derivative financial instruments are recorded at fair value and included as either assets or liabilities in the accompanying consolidated balance sheets. Any gains or losses resulting from changes in fair value of our outstanding derivative financial instruments and from the settlement of derivative financial instruments are recognized in earnings and included in gain (loss) on derivative financial instruments as a component of revenues in the accompanying consolidated statements of operations.

With a zero-cost collar, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price of the collar, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price for the collar. A three-way collar is a combination of options consisting of a sold call, a purchased put and a sold put. The sold call establishes a maximum price we will receive for the volumes under contract. The purchased put establishes a minimum price unless the market price falls below the sold put, at which point the minimum price would be the reference price (i.e., NYMEX WTI, BRENT IPE and/or Argus-LLS) plus the difference between the purchased put and the sold put strike price.

Most of our crude oil production is Heavy Louisiana Sweet (“HLS”). We include contracts indexed to NYMEX WTI, ICE Brent futures and Argus-LLS futures in our hedging portfolio to closely align and manage our exposure to the associated price risk.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 — Derivative Financial Instruments  – (continued)

As of December 31, 2015, we had the following net open crude oil derivative positions:

				Weighted Average Contract Price
			Volumes (MBbls)	Collars/Put
Remaining Contract Term	Type of Contract	Index		Floor	Ceiling
January 2016 – June 2016	Collars	NYMEX-WTI	2,548	$51.43	$74.70
July 2016 – December 2016	Collars	NYMEX-WTI	2,576	51.43	74.70

As of December 31, 2015, we had the following net open natural gas derivative position:

				Weighted Average Contract Price
			Volumes (MMBtu)	Collars/Put
Remaining Contract Term	Type of Contract	Index		Sub Floor	Floor	Ceiling
January 2016 – April 2016	Three-Way Collars	NYMEX-HH	1,515	$2.43	$2.93	$4.12

The fair values of derivative instruments in our consolidated balance sheets were as follows (in thousands):

	Asset Derivative Instruments				Liability Derivative Instruments
	December 31, 2015		June 30, 2015		December 31, 2015		June 30, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative financial instruments	Current	$62,557	Current	$51,024	Current	$1,388	Current	$31,456
	Non-Current	—	Non-Current	11,980	Non-Current	—	Non-Current	9,440
Total gross derivative financial instruments subject to enforceable master netting agreement		62,557		63,004		1,388		40,896
Derivative financial instruments	Current	(1,388)	Current	(28,795)	Current	(1,388)	Current	(28,795)
	Non-Current	—	Non-Current	(8,082)	Non-Current	—	Non-Current	(8,082)
Gross amounts offset in Balance Sheets		(1,388)		(36,877)		(1,388)		(36,877)
Net amounts presented in Balance Sheets	Current	61,169	Current	22,229	Current	—	Current	2,661
	Non-Current	—	Non-Current	3,898	Non-Current	—	Non-Current	1,358
		$61,169		$26,127		$—		$4,019

The following table presents information about the components of the gain (loss) on derivative instruments (in thousands).

	Three Months Ended December 31,		Six Months Ended December 31,
Gain (loss) on derivative financial instruments	2015	2014	2015	2014
Cash settlements, net of purchased put premium amortization	$22,828	$44,954	$41,570	$43,220
Proceeds from monetizations	—	25,873	—	29,236
Change in fair value	5,474	120,635	42,162	175,731
Total gain on derivative financial instruments	$28,302	$191,462	$83,732	$248,187

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 — Derivative Financial Instruments  – (continued)

We monitor the creditworthiness of our counterparties. However, we are not able to predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Possible actions would be to transfer our position to another counterparty or request a voluntary termination of the derivative contracts resulting in a cash settlement. Should one of our financial counterparties not perform, we may not realize the benefit of some of our derivative instruments under lower commodity prices and could incur a loss. At December 31, 2015, we had no deposits for collateral with our counterparties.

Note 9 — Income Taxes

We are a Bermuda company and are generally not subject to income tax in Bermuda. We operate through our various subsidiaries in the United States; accordingly, income taxes have been provided based upon U.S. tax laws and rates as they apply to our current ownership structure. We estimate our annual effective tax rate for the current fiscal year and apply it to interim periods. Currently, our estimated annual effective tax/(benefit) rate is zero. Our actual effective tax/(benefit) rate for the three and six months ended December 31, 2015 was also zero. The variance from the U.S. statutory rate of 35% is primarily due to continued recorded and forecast losses that, based on present circumstances, will not result in us recording a current income tax benefit. Rather, all increases in net deferred tax assets (primarily related to net operating loss (“NOL”) carryovers net of deferred tax liability from oil and natural gas properties’ net book carrying values exceeding their corresponding tax bases) will be completely offset by increases in valuation allowances. As required by ASC Topic 740-270, Income Taxes: Interim Reporting, we forecast our tax position for the year, and may not record an additional tax benefit in an interim period unless we believe that we would be allowed to record a net deferred tax asset at the end of the year. At this time, we do not have such a belief (due to a preponderance of negative evidence as to future realizability) and accordingly reflect a current deferred tax benefit of zero. We continue to evaluate the need for the valuation allowance based on current and expected earnings and other factors, and adjust it accordingly.

Our Bermuda companies continue to record income tax expense reflecting 30% U.S. withholding tax on any interest (and interest equivalent) accrued on indebtedness of the U.S. companies held by the Bermuda companies. We have accrued an additional withholding obligation of $5.2 million for the six months ended December 31, 2015. During the six months ended December 31, 2015, we have not made any cash withholding tax payments on management fees paid to our Bermuda entities. We record the 30% withholding tax as a separate line item which is offset by other U.S. federal deferred tax assets in the consolidated financial statements to arrive at the zero net deferred tax asset/liability amounts presented.

We have historically paid no significant U.S. cash income taxes due to the election to expense intangible drilling costs and the presence of our NOLs. In light of the Company’s recent activity in repurchasing certain indebtedness at a discount (see Note 6), gains on these repurchases are includable in taxable income of the Company for the current year, however the Company believes that it is more-likely than not entitled to exclude these gains from the current taxable income under an allowable statutory exclusion. The Alternative Minimum Tax (“AMT”) only allows offset of 90% of AMT income by NOL carryovers (with certain limited exceptions for 2009 and 2010 generated NOLs), with the balance of income being taxed at 20%. We presently do not expect to make any cash AMT payments during this fiscal year. If any such AMT payments were required, we believe that, under present circumstances, we would not be able to record a net deferred tax asset for these payments, even though they result in a Minimum Tax Credit usable against future regular income tax with no expiration period. As such, we believe that any current-year cash AMT payments would have a negative impact on earnings. We revise our ongoing estimated AMT obligation each quarter during the year and revise our expected income tax rate and cash tax payment disclosure accordingly.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Stockholders’ Equity

Common Stock

Our common stock trades on the NASDAQ under the symbol “EXXI.” Our shareholders are entitled to one vote for each share of common stock held on all matters to be voted on by shareholders. We have 200,000,000 authorized common shares, par value of $0.005 per share.

Beginning on January 11, 2016, our common stock has generally traded on NASDAQ at less than $1.00 per share. If at any time our common stock falls below the minimum bid price of $1.00 per share for 30 consecutive business days, NASDAQ will send a deficiency notice to the Company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. If we are unable to resolve our bid price deficiency during the applicable compliance period, NASDAQ Staff will issue a delisting letter. This matter is discussed further in “Item 1A. Risk Factors  — If the trading price of our common stock fails to comply with the continued listing requirements of NASDAQ, we could face possible delisting. NASDAQ delisting could materially adversely affect the market for our shares.”

Late in fiscal year 2015, our Board of Directors decided to suspend the declaration of quarterly dividends on our common stock for the foreseeable future. During the three and six months ended December 31, 2014, we paid cash dividends of $0.12 per share to holders of our common stock.

As of December 31, 2015, $83.2 million remains available for repurchases under the share repurchase program approved by our Board of Directors in May 2013. We have suspended the repurchase program indefinitely to reduce our capital needs.

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

The 5.625% Preferred Stock is convertible into 9.8353 shares of our common stock at the conversion rate and price in effect on the conversion date. The conversion rate is subject to adjustment as set forth in Section 7 of the 5.625% Preferred Stock Certificate of Designation. At December 31, 2015, the conversion rate was 10.4765 common shares per preferred share. On or after December 15, 2013, we may cause the 5.625% Preferred Stock to be automatically convertible into common stock at the then prevailing conversion rate if, for at least 20 trading days in a period of 30 consecutive trading days, the daily average price of our

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Stockholders’ Equity  – (continued)

common stock equals or exceeds 130% of the then-prevailing conversion price. The 5.625% Preferred Stock became callable beginning December 15, 2013 if our common stock trading price exceeds $32.45 per share for 20 of 30 consecutive trading days.

The 7.25% Preferred Stock is convertible into 8.77192 shares of our common stock at the conversion rate and price in effect on the conversion date. The conversion rate is subject to adjustment as set forth in Section 7 of the 7.25% Preferred Stock Certificate of Designation. At December 31, 2015, the conversion rate was 9.3439 common shares per preferred share. On or after December 15, 2014, we may cause the 7.25% Preferred Stock to be automatically convertible into common stock at the then prevailing conversion rate if, for at least 20 trading days in a period of 30 consecutive trading days, the daily average price of our common stock equals or exceeds 150% of the then-prevailing conversion price.

Conversions of Preferred Stock

During the six months ended December 31, 2015, we canceled and converted 15,000 shares of our 5.625% Preferred Stock into a total of 157,148 shares of common stock using a conversion rate of 10.4765 common shares per preferred share.

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

Note 11 — Supplemental Cash Flow Information

The following table presents our supplemental cash flow information (in thousands):

	Six Months Ended December 31,
	2015	2014
Cash paid for interest	$195,935	$117,342
Cash paid for income taxes	150	560

The following table presents our non-cash investing and financing activities (in thousands):

	Six Months Ended December 31,
	2015	2014
Financing of insurance premiums	$—	$2,148
Derivative instruments premium financing	—	7,305
Changes in capital expenditures accrued in accounts payable	30,356	113,814
Changes in asset retirement obligations	(28)	21,912

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 — Employee Benefit Plans  – (continued)

At our discretion, at the time the Restricted Stock Units and Performance Units vest, the amount due to employees will be settled in either common shares or cash. Historically, we have settled all vesting Restricted Stock Units awards in cash and accordingly they are accounted for under the liability method. The July 2015 vesting of the July 2014, 2013, and 2012 Performance Unit awards were also settled in cash; however, future vesting of the Performance Units may be settled in common stock at the discretion of our Board of Directors. Upon a change in control of the Company, as defined in the Incentive Plan, all outstanding Restricted Stock Units and Performance Units become immediately vested and payable.

Changes for Fiscal 2016 Performance Unit Grants.  For the performance unit awards granted in fiscal 2016, the Total Shareholder Return (“TSR Modifier”) is linked to the performance of the Company’s common stock, and the price of the Company’s common stock is calculated using the simple average of the closing prices of the Company’s stock for the period of twenty business days ending on the last business day of June 2018 (“TSR Stock Price”). The number of units that cliff vest on June 30, 2018 will be the number of performance unit awards granted multiplied by TSR modifier which ranges from 0% to 300% for the TSR Stock Price range of less than $3 to $12. Prior to vesting, the holder of the granted units is not entitled to any rights as a holder of the common stock of the Company and is prohibited from selling, transferring or alienating or hypothecating the granted units. Within 30 days of vesting, the Company will issue stock or at the Company’s discretion the holder may be paid cash for the vested units.

We recognized compensation expense (benefit) related to our outstanding Restricted Stock Units and Performance Units as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Restricted Stock Units	$3,104	$3,008	$24	$3,978
Performance Units	850	(433)	1,161	(5,608)
Total compensation expense recognized	$3,954	$2,575	$1,185	$(1,630)

As of December 31, 2015, we had 8,195,246 unvested Restricted Stock Units and 344,146 Time-Based Performance Units and 2,190,546 TSR Performance Based Units.

Note 13 — Related Party Transactions

Prior to the M21K Acquisition on August 11, 2015, we had a 20% interest in EXXI M21K and accounted for this investment using the equity method. We had provided a guarantee related to the payment of asset retirement obligations and other liabilities by M21K for the EP Energy property acquisition estimated at $65 million and $1.8 million, respectively. For the LLOG Exploration acquisition, we had guaranteed payment of asset retirement obligations by M21K estimated at $36.7 million. For the Eugene Island 330 and South Marsh Island 128 properties purchase, we had guaranteed payment of asset retirement obligation by M21K estimated at $18.6 million. For these guarantees, M21K agreed to pay us $6.3 million, $3.3 million and $1.7 million, respectively, over a period of three years from the respective acquisition dates. For the month ended July 31, 2015, we received $0.3 million related to such guarantees. For the three and six months ended December 31, 2014, we received $1.0 million and $1.9 million, respectively, related to such guarantees. Prior to the M21K Acquisition, we also received a management fee of $0.98 per BOE produced for providing administrative assistance in carrying out M21K operations. For the month ended July 31, 2015, we received management fees of $0.2 million. For the three and six months ended December 31, 2014, we received management fees of $0.5 million and $1.4 million, respectively. See Note 3 — Acquisitions.

Effective January 15, 2015, our Board of Directors appointed one of its members, James LaChance, to serve as our interim Chief Strategic Officer. In that position, Mr. LaChance pursued discussions with our lenders and noteholders to improve our available capital, leverage ratios and average debt maturity, as directed

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Related Party Transactions  – (continued)

by our Chief Executive Officer, in consultation with the Board. Mr. LaChance’s duties as interim Chief Strategic Officer were separate from, and in addition to, his responsibilities as a member of the Board of Directors. In light of the significant increase in the amount of time Mr. LaChance was required to spend performing in this new role, we and Mr. LaChance entered into an interim Chief Strategic Officer consulting agreement (the “Consulting Agreement”), with an effective date of January 15, 2015. Under the Consulting Agreement, Mr. LaChance was paid $200,000 per month for his services as interim Chief Strategic Officer. The Consulting Agreement expired on July 15, 2015. During the six months ended December 31, 2015, Mr. LaChance earned and was paid consulting fees of $0.1 million under the Consulting Agreement.

In accordance with the discretionary portion of a success fee payable in connection with the Consulting Agreement, the Board of Directors awarded Mr. LaChance the full $1 million amount on October 15, 2015. Fifty percent of this amount was paid in cash and the other fifty percent was paid in the form of 231,482 RSUs, based on a price of $2.16 per share, which was the closing price of our common stock on October 15, 2015.

On October 9, 2015, the Board determined that the positions of Chief Executive Officer and Chairman of the Board should be held by two different individuals. As a result of that determination, the Board elected Mr. LaChance to serve as Chairman of the Board, effective as of October 15, 2015, to serve in such capacity until the earlier of his resignation or removal. Mr. LaChance will not receive any compensation for serving as Chairman of the Board, other than pursuant to director compensation programs that are applicable to other non-employee directors.

Note 14 — Loss per Share

Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Except when the effect would be anti-dilutive, the diluted earnings per share include the impact of convertible preferred stock, restricted stock and other common stock equivalents. The following table sets forth the calculation of basic and diluted loss per share (“EPS”) (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net loss	$(1,310,583)	$(275,963)	$(1,883,975)	$(248,773)
Preferred stock dividends	2,810	2,870	5,664	5,742
Net loss attributable to common stockholders	$(1,313,393)	$(278,833)	$(1,889,639)	$(254,515)
Weighted average shares outstanding for basic and diluted EPS	95,075	93,993	94,926	93,913
Loss per share
Basic and diluted	$(13.81)	$(2.97)	$(19.91)	$(2.71)

For the three and six months ended December 31, 2015, 9,021,827 and 9,101,829 common stock equivalents were excluded from the diluted average shares due to an anti-dilutive effect. For the three and six months ended December 31, 2014, 8,542,361 and 8,543,120, respectively, common stock equivalents were excluded from the diluted average shares due to an anti-dilutive effect.

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

Letters of Credit and Performance Bonds.  As of December 31, 2015, we had $225 million in letters of credit to third parties relating to assets in the Gulf of Mexico and $405.7 million of performance bonds outstanding. As a lessee and operator of oil and natural gas leases on the federal Outer Continental Shelf (OCS), approximately $244.0 million of our performance bonds are lease and/or area bonds issued to the BOEM (including $65.4 million associated with our August 2015 acquisition of the remaining equity interests in M21K) that the BOEM has access to and assure our commitment to comply with the terms and conditions of those leases. We also maintain approximately $161.7 million in performance bonds issued to predecessor third party assignors rather than to the BOEM including certain state regulatory bodies of certain of the wells and facilities on these leases pursuant to a contractual commitment made by us to those third parties at the time of assignment with respect to the eventual decommissioning of those wells and facilities. In April 2015, we received letters from the BOEM stating that certain of our subsidiaries no longer qualify for waiver of certain supplemental bonding requirements for potential offshore decommissioning, plugging and abandonment liabilities. The letters notified us that certain of our subsidiaries must provide approximately $1.0 billion in supplemental financial assurance and/or bonding for their offshore oil and gas leases, rights-of-way, and rights-of-use and easements. In June 2015 and December 2015, we reached agreements with the BOEM with respect to which we provided $150 million and $21.1 million, respectively, of supplemental bonds issued to the BOEM (which is reflected in the $244.0 million in lease and/or area bonds discussed above). On June 30, 2015, we sold the East Bay field, and as a result, the $1.0 billion of supplemental financial assurance and/or bonding required by the BOEM in April 2015 was reduced by approximately $178 million.

In October 2015, we received information from the BOEM indicating that, we could receive additional demands of supplemental financial assurance for amounts in addition to the $1.0 billion initially sought by the BOEM in April 2015, primarily relating to certain properties that were no longer exempt from supplemental bonding as a result of co-lessees losing their exemptions. However, we believe that a substantial portion of the additional supplemental financial assurance and/or bonding that could be sought by the BOEM may relate to circumstances that could eventually be removed from our responsibility (in terms of providing added assurance or bonding), including, for example, lease interests of co-lessees, leases that have since been divested by us, and leases where we are not the permitted operator and no drilling of wells has occurred. We would expect that most, if not all, of our co-lessees with the remaining working interest in such lease interests will provide their share of the bonding.

Since we received the additional information from the BOEM in October 2015, we have had a series of discussions and exchanges of information with the BOEM on the long-term financial assurance plan, culminating most recently in our submittal of an updated version of the long-term financial assurance plan to the BOEM for approval on February 2, 2016. The long-term plan calls for a series of actions by us during various dates in 2016, including by June 1, 2016 and September 1, 2016, which actions are designed to address the supplemental financial assurance liabilities initially identified by the BOEM, as such liabilities are further modified by the BOEM based on information we provide and our performance under the plan. This long-term plan requires approval by the BOEM in order for us to proceed with addressing these supplemental financial assurance liabilities. While we believe that the long-term financial assurance plan is close to being approved by the BOEM, we can provide no assurance as to a certain date by which the long-term plan will be approved or that BOEM will not have further revisions to our proposal.

If our co-lessees and us are unable to agree on allocation of supplemental financial assurance and/or bonding amounts for such specified leases and present such agreed upon allocations to the BOEM for approval, the BOEM may direct supplemental financial assurance and/or bonding amounts for 100% of the lease interests to us, which would substantially increase the supplemental financial assurance and/or bonding

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15 — Commitments and Contingencies  – (continued)

requirements. We expect that the BOEM will assess additional supplemental financial assurance and/or bonding requirements on us in such other letters that may be issued later if those items are not addressed in our plan.

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

While the Draft Guidance, once implemented by the BOEM, would allow an increased number of operators (relative to those operators under the existing Notice to Lessees (“NTL”) regarding supplemental financial assurance and bonding) to self-insure for their decommissioning liabilities that is no more than 10% of their tangible net worth, there is no assurance that the BOEM will allow us to utilize self-insurance programs and we currently do not plan for self-insurance under the long-term financial assurance plan that we submitted to the BOEM.

In addition to the Draft Guidance describing revised supplemental bonding procedures that may be used by the bureau, the BOEM is actively seeking to bolster its financial assurance requirements mandated by rule for all companies operating in federal waters. The cost of compliance with our existing supplemental bonding requirements, including the directives issued by the BOEM in April 2015 and June 2015, any other future directives, or any other changes to the BOEM’s current NTL supplemental bonding requirements or supplemental bonding regulations applicable to us or our subsidiaries’ properties could materially and adversely affect our financial condition, cash flows, and results of operations. In addition, we may be required to provide cash collateral or letters of credit to support the issuance of such bonds or other surety. Such letters of credit would likely be issued under our Revolving Credit Facility and would reduce the amount of borrowings available under such facility in the amount of any such letter of credit obligations.

We can provide no assurance that we can continue to obtain bonds or other surety in all cases or that we will have sufficient availability under our Revolving Credit Facility to support such supplemental bonding requirements. If we are unable to obtain the additional required bonds or assurances as requested, the BOEM may require any of our operations on federal leases to be suspended or cancelled or otherwise impose monetary penalties and one or more of such actions could have a material effect on our business, prospects, results of operations, financial condition, and liquidity.

Other.  We maintain restricted escrow funds as required by certain contractual arrangements. At December 31, 2015, our restricted cash primarily related to $30 million related to the First Lien Credit Agreement, $16 million in cash collateral associated with our bonding requirements, $3.3 million related to the Grand Isle Gathering System (“GIGS”) transaction and approximately $6 million in a trust for future plugging, abandonment and other decommissioning costs related to the East Bay field which will be transferred to the buyer of our interests in that field.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16 — Fair Value of Financial Instruments  – (continued)

During the three and six months ended December 31, 2015, we did not have any transfers from or to Level 3. The following table presents the fair value of our Level 1 and Level 2 financial instruments (in thousands):

	Level 1		Level 2
	As of December 31, 2015	As of June 30, 2015	As of December 31, 2015	As of June 30, 2015
Assets:
Oil and natural gas derivatives	$—	$—	$62,557	$63,004
Liabilities:
Oil and natural gas derivatives	$—	$—	$1,388	$40,896
Restricted stock units	2,849	6,325	—	—
Time-based performance units	541	1,978	—	—
Total liabilities	$3,390	$8,303	$1,388	$40,896

The following table sets forth the carrying values and estimated fair values of our long-term debt instruments which are classified as Level 2 financial instruments (in thousands):

	December 31, 2015		June 30, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit facility	$150,000	$150,000	$150,000	$150,000
11% Senior Secured Second Lien Notes due 2020	1,403,011	518,375	1,398,896	1,276,000
8.25% Senior Notes due 2018	501,462	135,813	539,459	306,000
6.875% Senior Notes due 2024	143,993	17,999	650,000	211,250
3.0% Senior Convertible Notes due 2018	360,194	24,000	354,218	94,000
7.5% Senior Notes due 2021	238,071	25,890	500,000	164,925
7.75% Senior Notes due 2019	101,077	16,172	250,000	92,135
9.25% Senior Notes due 2017	720,585	210,771	750,000	413,160
	$3,618,393	$1,099,020	$4,592,573	$2,707,470

The 11.0% Notes, the 8.25% Senior Notes, the 6.875% Senior Notes, and the 7.5% Senior Notes each contain an option to redeem up to 35% of the aggregate principal amount of the respective notes outstanding with the net cash proceeds of certain equity offerings. Such options are considered embedded derivatives and are classified as Level 3 financial instruments for which the estimated fair values at December 31, 2015 are not material.

The following table sets forth the changes in our Level 3 financial instruments (in thousands):

	Three Months Ended December 31,
	2015	2014
Liabilities:
Performance-based performance units
Balance at beginning of period	$1	$841
Vested	—	—
Grants charged to general and administrative expense	841	(732)
Balance at end of period	$842	$109

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 17 — Prepayments and Accrued Liabilities

Prepayments and accrued liabilities consist of the following (in thousands):

	December 31, 2015	June 30, 2015
Prepaid expenses and other current assets
Advances to joint interest partners	$4,232	$1,294
Insurance	13,535	3,427
Inventory	398	7,867
Royalty deposit	2,871	3,137
Other	12,957	8,573
Total prepaid expenses and other current assets	$33,993	$24,298
Accrued liabilities
Advances from joint interest partners	2,695	3,060
Employee benefits and payroll	7,850	18,927
Interest payable	70,120	83,384
Accrued hedge payable	126	1,399
Undistributed oil and gas proceeds	20,002	19,776
Severance taxes payable	675	843
Other	16,379	27,917
Total accrued liabilities	$117,847	$155,306

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)

	December 31, 2015
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
ASSETS
Current Assets
Cash and cash equivalents	$24,839	$297,749	$2,750	$552	$—	$325,890
Accounts receivable
Oil and natural gas sales	—	—	41,868	21,753	(3,441)	60,180
Joint interest billings	—	4,769	699	15,132	—	20,600
Other	—	13,365	3,736	5,566	—	22,667
Prepaid expenses and other current assets	725	26,037	3,712	3,519	—	33,993
Restricted cash	—	—	350	9,358	—	9,708
Derivative financial instruments	—	61,169	—	—	—	61,169
Total Current Assets	25,564	403,089	53,115	55,880	(3,441)	534,207
Property and Equipment
Oil and natural gas properties, net	—	—	615,039	481,427	—	1,096,466
Other property and equipment, net	—	—	1,604	17,740	—	19,344
Total Property and Equipment, net	—	—	616,643	499,167	—	1,115,810
Other Assets
Derivative financial instruments	—	—	—	—	—	—
Equity investments	—	—	—	1,635,236	(1,635,236)	—
Intercompany receivables	129,084	1,687,581	—	49,763	(1,866,428)	—
Restricted cash	—	16,016	—	30,008	—	46,024
Other assets and debt issuance costs, net	176,093	377,308	832	12,992	(499,029)	68,196
Total Other Assets	305,177	2,080,905	832	1,727,999	(4,000,693)	114,220
Total Assets	$330,741	$2,483,994	$670,590	$2,283,046	$(4,004,134)	$1,764,237
LIABILITIES
Current Liabilities
Accounts payable	$—	$41,091	$52,141	$70,969	$(3,514)	$160,687
Accrued liabilities	1,014	57,094	14,592	160,682	(115,535)	117,847
Asset retirement obligations	—	—	14,059	29,077	—	43,136
Current maturities of long-term debt	—	—	—	873	—	873
Total Current Liabilities	1,014	98,185	80,792	261,601	(119,049)	322,543
Long-term debt, less current maturities	360,194	2,606,737	—	900,577	(245,000)	3,622,508
Deferred income taxes	26,696	—	—	—	(26,696)	—
Intercompany notes payable	—	—	—	496,000	(496,000)	—
Asset retirement obligations	—	50	259,971	168,402	(7,493)	420,930
Accumulated losses in excess of equity investments	2,559,901	2,064,289	—	—	(4,624,190)	—
Intercompany payables	—	—	1,724,294	13,502	(1,737,796)	—
Other liabilities	—	5,332	2,668	7,319	—	15,319
Total Liabilities	2,947,805	4,774,593	2,067,725	1,847,401	(7,256,224)	4,381,300
Stockholders’ Equity (Deficit)
Preferred stock
7.25% Convertible perpetual preferred stock	—	—	—	—	—	—
5.625% Convertible perpetual preferred stock	1	—	—	—	—	1
Common stock	476	1	—	12	(13)	476
Additional paid-in capital	1,845,212	2,236,216	114,825	7,361,860	(9,712,901)	1,845,212
Accumulated deficit	(4,462,753)	(4,526,816)	(1,511,960)	(6,926,227)	12,965,004	(4,462,752)
Total Stockholders’ Equity (Deficit)	(2,617,064)	(2,290,599)	(1,397,135)	435,645	3,252,090	(2,617,063)
Total Liabilities and Stockholders’ Equity (Deficit)	$330,741	$2,483,994	$670,590	$2,283,046	$(4,004,134)	$1,764,237

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31, 2015
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenues
Oil sales	$—	$—	$71,942	$75,508	$(7,752)	$139,698
Natural gas sales	—	—	8,359	8,256	—	16,615
Gain on derivative financial instruments	—	27,396	—	906	—	28,302
Total Revenues	—	27,396	80,301	84,670	(7,752)	184,615
Costs and Expenses
Lease operating	—	635	43,972	51,505	(7,754)	88,358
Production taxes	—	2	303	4	—	309
Gathering and transportation	—	—	16,852	—	(74)	16,778
Depreciation, depletion and amortization	—	—	61,613	63,157	(3,203)	121,567
Accretion of asset retirement obligations	—	—	9,627	6,503	(186)	15,944
Impairment of oil and natural gas properties	—	—	918,295	504,781	2,716	1,425,792
General and administrative expense	3,201	4,808	10,823	10,183	—	29,015
Total Costs and Expenses	3,201	5,445	1,061,485	636,133	(8,501)	1,697,763
Operating Income (Loss)	(3,201)	21,951	(981,184)	(551,463)	749	(1,513,148)
Other Income (Expense)
Income (loss) from equity method investees	(1,302,666)	(1,525,228)	—	(1,300,850)	4,128,744	—
Other income (expense), net	4,230	8,680	1	6,880	(17,237)	2,554
Gain on early extinguishment of debt	—	269,027	—	21,269	—	290,296
Interest expense	(6,426)	(75,281)	—	(32,516)	23,989	(90,234)
Total Other Income (Expense), net	(1,304,862)	(1,322,802)	1	(1,305,217)	4,135,496	202,616
Income (Loss) Before Income Taxes	(1,308,063)	(1,300,851)	(981,183)	(1,856,680)	4,136,245	(1,310,532)
Income Tax Expense	2,521	—	—	51	(2,521)	51
Net Income (Loss)	(1,310,584)	(1,300,851)	(981,183)	(1,856,731)	4,138,766	(1,310,583)
Preferred Stock Dividends	2,810	—	—	—	—	2,810
Net Income (Loss) Attributable to Common Stockholders	$(1,313,394)	$(1,300,851)	$(981,183)	$(1,856,731)	$4,138,766	$(1,313,393)

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31, 2014
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenues
Oil sales	$—	$—	$158,883	$120,825	$—	$279,708
Natural gas sales	—	—	19,253	12,548	—	31,801
Gain on derivative financial instruments	—	169,226	—	22,236	—	191,462
Total Revenues	—	169,226	178,136	155,609	—	502,971
Costs and Expenses
Lease operating	—	86	62,828	56,452	—	119,366
Production taxes	—	2	957	1,304	—	2,263
Gathering and transportation	—	—	4,771	—	—	4,771
Depreciation, depletion and amortization	—	—	98,461	89,361	(12,667)	175,155
Accretion of asset retirement obligations	—	—	6,700	6,098	—	12,798
Impairments	—	—	—	482,598	(153,305)	329,293
General and administrative expense	2,348	1,939	25,655	(2,197)	—	27,745
Total Costs and Expenses	2,348	2,027	199,372	633,616	(165,972)	671,391
Operating Income (Loss)	(2,348)	167,199	(21,236)	(478,007)	165,972	(168,420)
Other Income (Expense)
Loss from equity method investees	(278,486)	(357,623)	—	(361,702)	996,536	(1,275)
Other income (expense), net	5,144	485	—	3,611	(8,249)	991
Interest expense	(6,188)	(48,273)	(1,419)	(29,324)	18,303	(66,901)
Total Other Income (Expense), net	(279,530)	(405,411)	(1,419)	(387,415)	1,006,590	(67,185)
Income (Loss) Before Income Taxes	(281,878)	(238,212)	(22,655)	(865,422)	1,172,562	(235,605)
Income Tax Expense	1,528	32,086	—	6,744	—	40,358
Net Income (Loss)	(283,406)	(270,298)	(22,655)	(872,166)	1,172,562	(275,963)
Preferred Stock Dividends	2,870	—	—	—	—	2,870
Net Income (Loss) Attributable to Common Stockholders	$(286,276)	$(270,298)	$(22,655)	$(872,166)	$1,172,562	$(278,833)

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)

	For the Six Months Ended December 31, 2015
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenues
Crude oil sales	$—	$—	$164,260	$170,610	$(16,264)	$318,606
Natural gas sales	—	—	19,226	20,874	—	40,100
Gain on derivative financial instruments	—	79,957	91	3,684	—	83,732
Total Revenues	—	79,957	183,577	195,168	(16,264)	442,438
Costs and Expenses
Lease operating	—	2,551	97,268	99,424	(16,263)	182,980
Production taxes	—	11	710	345	—	1,066
Gathering and transportation	—	—	31,904	—	(148)	31,756
Depreciation, depletion and amortization	—	—	127,237	121,623	(3,269)	245,591
Accretion of asset retirement obligations	—	—	17,670	13,425	(367)	30,728
Impairment of oil and natural gas properties	—	—	1,464,681	812,942	52,838	2,330,461
General and administrative expense	6,275	8,982	18,645	17,302	—	51,204
Total Costs and Expenses	6,275	11,544	1,758,115	1,065,061	32,791	2,873,786
Operating Income (Loss)	(6,275)	68,413	(1,574,538)	(869,893)	(49,055)	(2,431,348)
Other Income (Expense)
Loss from equity method investees	(1,871,169)	(2,512,963)	(9,687)	(1,864,052)	6,247,125	(10,746)
Other income (expense), net	8,780	17,561	4	11,380	(34,677)	3,048
Gain on early extinguishment of debt	—	727,305	—	21,269	—	748,574
Interest expense	(12,791)	(163,309)	(63)	(65,469)	48,180	(193,452)
Total Other Income (Expense), net	(1,875,180)	(1,931,406)	(9,746)	(1,896,872)	6,260,628	547,424
Income (Loss) Before Income Taxes	(1,881,455)	(1,862,993)	(1,584,284)	(2,766,765)	6,211,573	(1,883,924)
Income Tax Expense	2,521	—	—	51	(2,521)	51
Net Income (Loss)	(1,883,976)	(1,862,993)	(1,584,284)	(2,766,816)	6,214,094	(1,883,975)
Preferred Stock Dividends	5,664	—	—	—	—	5,664
Net Income (Loss) Attributable to Common Stockholders	$(1,889,640)	$(1,862,993)	$(1,584,284)	$(2,766,816)	$6,214,094	$(1,889,639)

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)

	For the Six Months Ended December 31, 2014
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenues
Oil sales	$—	$—	$370,723	$279,140	$—	$649,863
Natural gas sales	—	—	39,860	26,502	—	66,362
Gain on derivative financial instruments	—	204,094	—	44,093		248,187
Total Revenues	—	204,094	410,583	349,735	—	964,412
Costs and Expenses
Lease operating	—	—	148,574	113,377	—	261,951
Production taxes	—	16	2,078	3,262	—	5,356
Gathering and transportation	—	—	13,959	—	—	13,959
Depreciation, depletion and amortization	—	—	189,525	163,844	(19,074)	334,295
Accretion of asset retirement obligations	—	—	13,338	12,279	—	25,617
Impairments	—	—	—	482,598	(153,305)	329,293
General and administrative expense	3,495	3,710	30,265	16,699	—	54,169
Total Costs and Expenses	3,495	3,726	397,739	792,059	(172,379)	1,024,640
Operating Income (Loss)	(3,495)	200,368	12,844	(442,324)	172,379	(60,228)
Other Income (Expense)
Loss from equity method investees	(247,647)	(295,722)	—	(358,659)	901,712	(316)
Other income (expense), net	10,316	969	—	8,960	(18,303)	1,942
Interest expense	(12,321)	(95,926)	(2,914)	(40,306)	18,303	(133,164)
Total Other Income (Expense), net	(249,652)	(390,679)	(2,914)	(390,005)	901,712	(131,538)
Income (Loss) Before Income Taxes	(253,147)	(190,311)	9,930	(832,329)	1,074,091	(191,766)
Income Tax Expense	3,069	44,387	—	9,551	—	57,007
Net Income (Loss)	(256,216)	(234,698)	9,930	(841,880)	1,074,091	(248,773)
Preferred Stock Dividends	5,742	—	—	—	—	5,742
Net Income (Loss) Attributable to Common Stockholders	$(261,958)	$(234,698)	$9,930	$(841,880)	$1,074,091	$(254,515)

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended December 31, 2015
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
Cash Flows From Operating Activities
Net loss	$(1,883,976)	$(1,862,993)	$(1,584,284)	$(2,766,816)	$6,214,094	$(1,883,975)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	—	127,237	121,623	(3,269)	245,591
Deferred income taxes	2,521	—	—	—	(2,521)	—
Impairment of oil and natural gas properties	—	—	1,464,681	812,942	52,838	2,330,461
Gain on early extinguishment of debt	—	(727,305)	—	(21,269)	—	(748,574)
Change in fair value of derivative financial instruments	—	(40,589)	—	(1,573)	—	(42,162)
Accretion of asset retirement obligations	—	—	17,670	13,425	(367)	30,728
Loss (income) from equity method investees	1,871,169	2,512,963	9,687	1,864,052	(6,247,125)	10,746
Amortization of debt issuance costs and other	6,741	10,767	63	(6,306)	(148)	11,117
Deferred rent	—	—	—	4,577	—	4,577
Stock-based compensation	987	—	—	—	—	987
Changes in operating assets and liabilities						—
Accounts receivable	622	4,751	33,447	32,078	(25)	70,873
Prepaid expenses and other assets	(445)	(15,625)	2,006	3,063	—	(11,001)
Settlement of asset retirement obligations	—	—	(10,486)	(43,233)	—	(53,719)
Accounts payable and accrued liabilities	(4,472)	(79,549)	14,202	54,239	(39,993)	(55,573)
Net Cash Provided by (Used in) Operating Activities	(6,853)	(197,580)	74,223	66,802	(26,516)	(89,924)
Cash Flows from Investing Activities
Acquisitions, net of cash	—	—	(2,797)	—	—	(2,797)
Capital expenditures	—	(44)	(52,041)	(20,702)	(2,997)	(75,784)
Insurance payments received	—	—	4,379	—	—	4,379
Intercompany investment	—	(26,451)	—	—	26,451	—
Transfers from (to) restricted cash	—	14,984	—	(28,339)	—	(13,355)
Proceeds from the sale of properties	—	15	4,173	435	—	4,623
Other	—	—	—	62	—	62
Net Cash Used in Investing Activities	—	(11,496)	(46,286)	(48,544)	23,454	(82,872)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	312	—	—	—	—	312
Dividends to shareholders – preferred	(5,673)	—	—	—	—	(5,673)
Proceeds from long-term debt	—	1,121	—	—	—	1,121
Payments on long-term debt	—	(211,382)	—	(13,622)	—	(225,004)
Payment of debt assumed in acquisition	—	—	(25,187)	—	—	(25,187)
Fees related to debt extinguishment	—	(2,080)	—	—	—	(2,080)
Debt issuance costs	—	(443)	—	(189)	—	(632)
Other	—	—	—	(4,081)	3,062	(1,019)
Net Cash Used in Financing Activities	(5,361)	(212,784)	(25,187)	(17,892)	3,062	(258,162)
Net Decrease in Cash and Cash Equivalents	(12,214)	(421,860)	2,750	366	—	(430,958)
Cash and Cash Equivalents, beginning of period	37,053	719,609	—	186	—	756,848
Cash and Cash Equivalents, end of period	$24,839	$297,749	$2,750	$552	$—	$325,890

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended December 31, 2014
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
Cash Flows From Operating Activities
Net income (loss)	$(256,216)	$(234,698)	$9,930	$(841,880)	$1,074,091	$(248,773)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	—	189,525	163,844	(19,074)	334,295
Goodwill impairment	—	—	—	482,598	(153,305)	329,293
Deferred income tax expense	2,508	45,562	—	8,377	—	56,447
Change in fair value of derivative financial instruments	—	(161,075)	—	(14,656)	—	(175,731)
Accretion of asset retirement obligations	—	—	13,338	12,279	—	25,617
Income from equity method investees	247,647	295,722	—	358,659	(901,712)	316
Amortization of debt issuance costs and other	6,274	4,421	—	(5,080)	—	5,615
Stock-based compensation	2,632	—	—	—	—	2,632
Changes in operating assets and liabilities
Accounts receivable	10	(20,454)	52,556	1,707	—	33,819
Prepaid expenses and other assets	(470)	5,259	137	17,557	—	22,483
Settlement of asset retirement obligations	—	—	(53,960)	—	—	(53,960)
Accounts payable and accrued liabilities	(9,821)	(188,469)	(18,207)	(105,007)	150,759	(170,745)
Net Cash Provided by (Used in) Operating Activities	(7,436)	(253,732)	193,319	78,398	150,759	161,308
Cash Flows from Investing Activities
Acquisitions, net of cash	—	—	(287)	—	—	(287)
Capital expenditures	—	—	(200,304)	(248,810)	—	(449,114)
Change in equity method investments	—	—	—	12,642	—	12,642
Intercompany investment	—	—	—	153,000	(153,000)	—
Transfers from restricted cash	—	—	325	—	—	325
Proceeds from the sale of properties	—	—	6,947	—	—	6,947
Other	—	—	—	95	—	95
Net Cash Used in Investing Activities	—	—	(193,319)	(83,073)	(153,000)	(429,392)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	2,059	—	—	—	—	2,059
Dividends to shareholders – common	(22,548)	—	—	—	—	(22,548)
Dividends to shareholders – preferred	(5,744)	—	—	—	—	(5,744)
Proceeds from long-term debt	—	1,011,948	—	—	—	1,011,948
Payments on long-term debt	—	(759,637)	—	(214)	—	(759,851)
Debt issuance costs	—	(2,302)	—	—	—	(2,302)
Other	—	—	—	—	—	—
Net Cash Provided by (Used in) Financing Activities	(26,233)	250,009	—	(214)	—	223,562
Net Decrease in Cash and Cash Equivalents	(33,669)	(3,723)	—	(4,889)	(2,241)	(44,522)
Cash and Cash Equivalents, beginning of period	135,703	3,723	—	6,380	—	145,806
Cash and Cash Equivalents, end of period	$102,034	$—	$—	$1,491	$(2,241)	$101,284

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements we make in this quarterly report on Form 10-Q (the “Quarterly Report”) which express a belief, expectation or intention, as well as those that are not historical fact, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to various risks, uncertainties and assumptions, including those to which we refer under the headings “Cautionary Statement Concerning Forward-Looking Statements” and “Item 1A. Risk Factors” included in our 2015 Annual Report and elsewhere in this Quarterly Report.

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

•	Our fiscal year 2016 capital budget was reduced to a current planned amount of $130 to $150 million, as compared to actual capital expenditures in fiscal year 2015 (excluding acquisition activity) of approximately $649 million. Our fiscal year 2016 budget is primarily focused on: (i) recompletion opportunities and lower risk development drilling opportunities in fields where we have had previous success and (ii) eliminating capital commitments on exploration and other activities that do not provide incremental production.
•	We have reduced field level operating costs, bringing lease operating costs per barrel down by 34% from first quarter of fiscal year 2015, and we are continuing to focus on operational and cost efficiencies.
•	We have suspended dividends on our common stock for the foreseeable future.
•	On March 12, 2015, we closed our private placement of $1.45 billion in aggregate principal amount of the 11.0% Notes for net proceeds of $1.35 billion, after deducting the initial purchasers’ discount and direct offering costs paid by us. Of the net proceeds, $836 million was used to reduce our outstanding borrowings under our Revolving Credit Facility to $150 million, with the remaining amount available for general corporate purposes, including funding a portion of our capital expenditure program for fiscal year 2015 and for fiscal year 2016 as well as funding a portion of our bond repurchases in fiscal 2016.
•	In connection with the issuance of the 11.0% Notes, we proactively amended our Revolving Credit Facility, to, among other things, reduce the total borrowing base availability to $500 million and make certain modifications to the existing financial covenants. On November 30, 2015, our lenders reaffirmed the total borrowing base of our revolving credit facility at $500 million and temporarily relaxed the requirements of certain financial covenants. Please read “—Liquidity and Capital Resources — Our Indebtedness and Available Credit — Revolving Credit Facility” below for additional information.
•	On June 30, 2015, we sold the Grand Isle Gathering System (the “GIGS”) for $245 million in cash, plus the assumption of an estimated $12.5 million asset retirement obligation associated with the decommissioning costs of the GIGS. In connection with the closing of the sale of the GIGS, we entered into a triple-net lease with Grand Isle Corridor pursuant to which we will continue to operate the GIGS.
•	In addition, on June 30, 2015, we sold our interest in the East Bay field for cash consideration of $21 million, plus the assumption by the buyer of asset retirement obligations totaling approximately $55.1 million. We retained a 5% overriding royalty interest (applicable only during calendar months if and when the WTI for such month averages over $65/Bbl) on these assets for a period not to exceed five years from the closing date or $7 million whichever occurs first, and we also retained 50% of the deep rights associated with the East Bay field.
•	During January 2015, we monetized our existing calendar 2015 ICE Brent three-way collars and Argus-LLS put spreads for total net proceeds of approximately $73.1 million. Additionally, we repositioned our calendar 2015 hedging portfolio by putting on Argus-LLS three-way collars, and we entered into NYMEX WTI costless collars to hedge a portion of our calendar 2016 production at the then current commodity prices, which provides us some price protection against further decline in oil prices. Currently, we have some price protection on approximately 14,000 barrels of crude oil per day representing approximately 40% of our estimated crude oil production volumes in calendar 2016 under our hedging portfolio. Please see Note 8 – Derivative Financial Instruments of Notes to Consolidated Financial Statements in this Quarterly Report for a detailed discussion of our hedging program.
•	From July 1, 2015 through December 31, 2015, we repurchased approximately $976.0 million of our unsecured notes in open market transactions at a total cost of approximately $213.1 million, reducing our total indebtedness to approximately $3,623.4 million as of December 31, 2015. We recorded a gain on the repurchases totalling approximately $748.6 million, net of associated debt issuance costs and certain other expenses. Subsequent to December 31, 2015, we repurchased approximately $737.7 million of our unsecured notes in open market transactions at a total price of approximately $19.2 million, including $16.4 million of accrued interest, reducing our total indebtedness to approximately $2,874.6 million as of February 15, 2016.

Due to the uncertainty regarding future commodity prices, we plan to manage our operating activities and financial liquidity carefully. We do not expect production increases from our fiscal year 2016 capital program to entirely offset production declines, resulting in slight decreases to our production. We plan to continuously evaluate our level of operating activity in light of both actual commodity prices and changes we are able to make to our costs of operations and make further adjustments to our capital spending program as appropriate. In addition, in light of current commodity prices and our leverage position, in February 2016, we engaged PJT Partners as a financial advisor and Vinson & Elkins L.L.P. as a legal advisor to advise management and the Board regarding potential strategic alternatives such as a refinancing or restructuring of our indebtedness or capital structure or seeking to raise additional capital through debt or equity financing to address our liquidity issues and high debt levels. On February 16, 2016, the Company elected to enter into the 30-day grace period under the terms of the indenture governing EPL’s 8.25% Senior Notes to extend the timeline for making the cash interest payment to March 17, 2016. The aggregate amount of the interest payments is approximately $8.8 million. During the 30-day grace period, the Company will work with its debt holders regarding its ongoing effort to develop and implement a comprehensive plan to restructure its balance sheet, as discussed above. For additional detail, see “— Liquidity — Overview.” We cannot assure you that any refinancing or debt or equity restructuring would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all. If we are unable to improve our liquidity position, refinance or restructure our debt obligations or are unsuccessful in implementing such strategic alternatives, we may seek bankruptcy protection to continue our efforts to restructure our business and capital structure and may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements.

Known Trends and Uncertainties

Commodity Price Volatility and Impact on our Results of Operations, Compliance with Debt Instruments and Liquidity.  Prices for oil and natural gas historically have been volatile and are expected to continue to be volatile. Oil and natural gas prices declined significantly during fiscal year 2015 and the decline has continued into fiscal year 2016. The posted price per barrel for West Texas intermediate light sweet crude oil, or WTI, for the period from October 1, 2014 to December 31, 2015 ranged from a high of $91.01 to a low of $34.73, a decrease of 61.8%, and the NYMEX natural gas price per MMBtu for the period October 1, 2014 to December 31, 2015 ranged from a high of $4.49 to a low of $1.76, a decrease of 60.8%. As of December 31, 2015, the spot market price for WTI was $37.04. Oil prices have continued to decline in 2016, with the price of WTI crude oil per barrel dropping below $27.00 in January 2016 for the first time in twelve years. The recent declines in oil and natural gas prices have adversely affected our financial position and results of operations and the quantities of oil and natural gas reserves that we can economically produce.

As of December 31, 2015, we were in compliance with our financial covenants under our Revolving Credit Facility, however, based on current market conditions and depressed commodity prices, if we are unable to execute on one of the strategic alternatives discussed below and adequately address liquidity concerns, we will not be in compliance with the consolidated net secured leverage ratio covenant under our Revolving Credit Facility for the quarter ending March 31, 2016. There is no assurance that we will be able to resolve such non-compliance with our lenders, which may result in a default under our Revolving Credit Facility. In addition, as described in greater detail under “— Liquidity and Capital Resources — Overview,” our ability to access available borrowing capacity under our Revolving Credit Facility will be limited as a result of other provisions of the Revolving Credit Facility or a reduction in our borrowing base at our next redetermination in the spring of 2016. If we experience sustained periods of low prices for oil and natural gas, it will have a further material adverse effect on our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.

Reserve Quantities.  A prolonged period of depressed commodity prices could have a significant impact on the value and volumetric quantities of our proved reserve portfolio, assuming no other changes in our development plans. At December 31, 2015, our total proved reserves were 107.9 MMBOE. The unweighted arithmetic average first-day-of-the-month prices used to determine our reserves as of June 30, 2015 were $73.79 per barrel of oil, $29.54 per barrel for NGLs and $3.08 per MMBtu for natural gas, which is significantly higher than current forward strip prices. At NYMEX forward strip pricing as of January 29, 2016, we estimate that our total proved reserve equivalent volumes as of December 31, 2015 would have been approximately 3.1% higher compared to the results obtained using SEC pricing. Our estimated reserves as of June 30, 2015 may be further adjusted as warranted based on any changes to our long range plan, expected capital availability and drilling cost environment. The Company’s proved reserves declined significantly compared to prior year and may decline in future years. Due to the depressed commodity prices and our lack of capital resources to develop our properties, the Company believes that all of its proved undeveloped oil and gas reserves no longer qualify as being proved as of the period ended December 31, 2015. We have thus removed all of our proved undeveloped oil and gas reserves from the proved category as of December 31, 2015. Almost all of the proved undeveloped reserves that were removed from the proved category as of December 31, 2015 are still economic at current prices, but were reclassed to the probable category because they are no longer expected to be drilled within five years of initial booking due to current constraints on ability to fund development drilling. In addition, as of December 31, 2015, we identified certain of our unevaluated properties totaling to $336.5 million as being uneconomical and have transferred such amounts to the full cost pool, subject to amortization.

Ceiling Test Write-down.  During the six months ended December 31, 2015, we recognized write-downs of our oil and natural gas properties totaling $2,330.5 million. The write-downs did not impact our cash flows from operating activities but resulted in our net loss for the period and increased our stockholders’ deficit. Further ceiling test write-downs will be required if oil and natural gas prices remain low or decline further, unproved property values decrease, estimated proved reserve volumes are revised downward or the net capitalized cost of proved oil and natural gas properties otherwise exceeds the present value of estimated future net cash flows. Based on the average oil and natural gas price calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the previous 12 months ending January 31, 2016, we presently expect to incur further impairment of $200 million to $400 million in the third fiscal quarter of 2016. If the current low commodity price environment or downward trend in oil and natural gas prices continues, we will incur further impairment to our full cost pool in fiscal 2016 and beyond based on the average oil and natural gas price calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the previous 12-month period under the SEC pricing methodology.

Decreasing Service Costs.  We have also seen a significant and continuing reduction in rig rates and drilling costs, which should allow us to spend less capital drilling our development wells than in prior periods.

BOEM Supplemental Financial Assurance and/or Bonding Requirements.  As of December 31, 2015, we had $225 million in letters of credit to third parties relating to assets in the Gulf of Mexico and $405.7 million of performance bonds outstanding. As a lessee and operator of oil and natural gas leases on the federal Outer Continental Shelf (OCS), approximately $244.0 million of our performance bonds are lease and/or area bonds issued to the BOEM (including $65.4 million associated with our August 2015 acquisition of the remaining equity interests in M21K) that the BOEM has access to and assure our commitment to comply with the terms and conditions of those leases. We also maintain approximately $161.7 million in performance bonds issued to predecessor third party assignors rather than to the BOEM, including certain state regulatory bodies of certain of the wells and facilities on these leases pursuant to a contractual commitment made by us to those third parties at the time of assignment with respect to the eventual decommissioning of those wells and facilities.

In April 2015, we received letters from the BOEM stating that certain of our subsidiaries no longer qualify for waiver of certain supplemental bonding requirements for potential offshore decommissioning, plugging and abandonment liabilities. The letters notified us that certain of our subsidiaries must provide approximately $1.0 billion in supplemental financial assurance and/or bonding for their offshore oil and gas leases, rights-of-way, and rights-of-use and easements. In June 2015 and December 2015, we reached agreements with the BOEM with respect to which we provided $150.0 million and $21.1 million, respectively, of supplemental bonds issued to the BOEM (which is reflected in the $244.0 million in lease and/or area bonds discussed above). On June 30, 2015, we sold the East Bay field, and as a result, the $1.0 billion of supplemental financial assurance and/or bonding required by the BOEM in April 2015 was reduced by approximately $178 million.

In October 2015, we received information from the BOEM indicating that we could receive additional demands of supplemental financial assurance for amounts in addition to the $1.0 billion initially sought by the BOEM in April 2015, primarily relating to certain properties that were no longer exempt from supplemental bonding as a result of co-lessees losing their exemptions. However, we believe that a substantial portion of the additional supplemental financial assurance and/or bonding that could be sought by the BOEM may relate to circumstances that could eventually be removed from our responsibility (in terms of providing added assurance or bonding), including, for example, lease interests of co-lessees, leases that have since been divested by us, and leases where we are not the permitted operator and no drilling of wells has occurred. We would expect that most, if not all, of our co-lessees with the remaining working interest in such lease interests will provide their share of the bonding but we can provide no assurance that such cooperation by these co-lessees will occur.

Since we received the additional information from BOEM in October 2015, we have had a series of discussions and exchanges of information with the BOEM on the long-term financial assurance plan, culminating most recently in our submittal of an updated version of the long-term financial assurance plan to the BOEM for approval on February 2, 2016. The long-term plan calls for a series of actions by us during various dates in 2016, including by June 1, 2016 and September 1, 2016, which actions are designed to address the supplemental financial assurance liabilities initially identified by the BOEM, as such liabilities are further modified by the BOEM based on information we provide and our performance under the plan. This long-term plan requires approval by the BOEM in order for us to proceed with addressing these supplemental financial assurance liabilities. While we believe that the long-term financial assurance plan is close to being approved by the BOEM, we can provide no assurance as to a certain date by which the long-term plan will be approved or that BOEM will not have further revisions to our proposal.

If our co-lessees and us are unable to agree on allocation of supplemental financial assurance and/or bonding amounts for such specified leases and present such agreed upon allocations to the BOEM for approval, the BOEM may direct supplemental financial assurance and/or bonding amounts for 100% of the lease interests to us, which would substantially increase the supplemental financial assurance and/or bonding requirements. We expect that the BOEM will assess additional supplemental financial assurance and/or bonding requirements on us in such other letters that may be issued later if those items are not addressed in our plan.

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

While the Draft Guidance, once implemented by the BOEM, would allow an increased number of operators (relative to those operators under the existing NTL regarding supplemental financial assurance and bonding) to self-insure for their decommissioning liabilities that is no more than 10% of their tangible net worth, there is no assurance that the BOEM will allow us to utilize self-insurance programs and we currently do not plan for self-insurance under the long-term financial assurance plan that we submitted to the BOEM.

In addition to the Draft Guidance describing revised supplemental bonding procedures that may be used by the bureau, the BOEM is actively seeking to bolster its financial assurance requirements mandated by rule for all companies operating in federal waters. The cost of compliance with our existing supplemental bonding requirements, including the directives issued by the BOEM in April 2015 and June 2015, any other future directives, or any other changes to the BOEM’s current NTL supplemental bonding requirements or supplemental bonding regulations applicable to us or our subsidiaries’ properties could materially and adversely affect our financial condition, cash flows, and results of operations. In addition, we may be required to provide cash collateral or letters of credit to support the issuance of such bonds or other surety. Such letters of credit would likely be issued under our Revolving Credit Facility and would reduce the amount of borrowings available under such facility in the amount of any such letter of credit obligations.

We can provide no assurance that we can continue to obtain bonds or other surety in all cases or that we will have sufficient availability under our Revolving Credit Facility to support such supplemental bonding requirements. If we are unable to obtain the additional required bonds or assurances as requested, the BOEM may require any of our operations on federal leases to be suspended or cancelled or otherwise impose monetary penalties, and one or more or such actions could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.

Oil Spill Response Plan.  We maintain a Regional Oil Spill Response Plan (the “OSRP”) that defines our response requirements, procedures and remediation plans in the event we have an oil spill. Oil Spill Response Plans are approved by the Bureau of Safety and Environmental Enforcement (“BSEE”). The OSRP is reviewed annually and updated as necessary, which updates also require BSEE approval. The OSRP specifications are consistent with the requirements set forth by the BSEE. Additionally, the OSRP is tested and drills are conducted annually at all levels of the Company.

We have contracted with a spill response management consultant to provide management expertise, personnel and equipment, under our supervision, in the event of an incident requiring a coordinated response. Additionally, we are a member of Clean Gulf Associates (“CGA”), a not-for-profit association of producing and pipeline companies operating in the Gulf of Mexico that has the appropriate equipment, including aircraft dispersant capabilities through its contract with Airborne Support Inc. and access to appropriate personnel to simultaneously respond to multiple spills. In the event of a spill, CGA mobilizes appropriate equipment and personnel to CGA members.

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

Operational Information

	Quarter Ended
Operating Highlights	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
	(In thousands, except per unit amounts)
Operating revenues
Oil sales	$139,698	$178,908	$225,263	$177,605	$279,708
Natural gas sales	16,615	23,485	23,908	27,012	31,801
Gain (loss) on derivative financial instruments	28,302	55,430	(29,711)	16,963	191,462
Total revenues	184,615	257,823	219,460	221,580	502,971
Percentage of operating revenues from oil prior to gain (loss) on derivative financial instruments	89%	88%	90%	87%	90%
Operating expenses
Lease operating expense
Insurance expense	10,042	11,335	8,963	8,828	11,233
Workover and maintenance	6,656	22,028	12,243	10,773	13,130
Direct lease operating expense	71,660	61,259	72,268	88,509	95,003
Total lease operating expense	88,358	94,622	93,474	108,110	119,366
Production taxes	309	757	1,492	1,537	2,263
Gathering and transportation	16,778	14,978	3,459	3,726	4,771
Depreciation, depletion and amortization	121,567	124,024	183,279	187,947	175,155
Accretion of asset retirement obligations	15,944	14,784	12,358	12,106	12,798
Impairment of oil and natural gas properties	1,425,792	904,669	1,852,268	569,616	—
Goodwill impairment	—	—	—	—	329,293
General and administrative	29,015	22,189	25,210	37,121	27,745
Total operating expenses	1,697,763	1,176,023	2,171,540	920,163	671,391
Operating loss	$(1,513,148)	$(918,200)	$(1,952,080)	$(698,583)	$(168,420)
Sales volumes per day
Natural gas (MMcf)	99.4	100.4	103.2	110.4	96.5
Oil (MBbls)	37.9	42.2	42.0	41.6	41.8
Total (MBOE)	54.5	58.9	59.3	60.0	57.9
Percent of sales volumes from oil	70%	72%	71%	69%	72%
Average sales price
Oil per Bbl	$40.05	$46.11	$58.87	$47.49	$72.70
Natural gas per Mcf	1.82	2.54	2.55	2.72	3.58
Gain (loss) on derivative financial instruments per BOE	5.65	10.23	(5.51)	3.14	35.94
Total revenues per BOE	36.83	47.57	40.70	41.06	94.40
Operating expenses per BOE
Lease operating expense
Insurance expense	2.00	2.09	1.66	1.64	2.11
Workover and maintenance	1.33	4.06	2.27	2.00	2.46
Direct lease operating expense	14.30	11.30	13.40	16.40	17.83
Total lease operating expense per BOE	17.63	17.45	17.33	20.04	22.40

	Quarter Ended
Operating Highlights	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
	(In thousands, except per unit amounts)
Production taxes	0.06	0.14	0.28	0.28	0.42
Gathering and transportation	3.35	2.76	0.64	0.69	0.90
Depreciation, depletion and amortization	24.26	22.88	33.99	34.83	32.87
Accretion of asset retirement obligations	3.18	2.73	2.29	2.24	2.40
Impairment of oil and natural gas properties	284.48	166.91	343.52	105.56	—
Goodwill impairment	—	—	—	—	61.80
General and administrative	5.79	4.09	4.68	6.88	5.21
Total operating expenses per BOE	338.75	216.96	402.73	170.52	126.00
Operating loss per BOE	$(301.92)	$(169.39)	$(362.03)	$(129.46)	$(31.60)

Results of Operations

Three Months Ended December 31, 2015 Compared With the Three Months Ended
December 31, 2014

Our consolidated net loss attributable to common stockholders for the three months ended December 31, 2015 was $1,313.4 million or $13.81 diluted net loss per common share (“per share”) as compared to $278.8 million or $2.97 per share for the three months ended December 31, 2014. The increase in the loss was primarily due to the impairment of oil and natural gas properties, lower oil and natural gas sales prices, lower gain on derivative financial instruments and higher interest expense, partially offset by the gain on early extinguishment of debt. In addition, depreciation, depletion and amortization (“DD&A”) and lease operating expenses were lower in the three months ended December 31, 2015 compared to the three months ended December 31, 2014. The three months ended December 31, 2014 also included impairment of goodwill.

Revenues

	Three Months Ended December 31,		Decrease	Percent Decrease
	2015	2014
		(In thousands)
Oil	$139,698	$279,708	$(140,010)	(50.1)%
Natural gas	16,615	31,801	(15,186)	(47.8)%
Gain on derivative financial instruments	28,302	191,462	(163,160)	(85.2)%
Total Revenues	$184,615	$502,971	$(318,356)	(63.3)%

Our consolidated revenues decreased $318.4 million in the second quarter of fiscal 2016 as compared to the same period in the prior fiscal year. Lower revenues were primarily due to lower gain on derivative financial instruments and lower commodity sales prices. Revenue variances related to commodity prices, sales volumes and hedging activities are presented in the following table and described below.

Price and Volume Variances

	Three Months Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)	Revenue Increase (Decrease)
	2015	2014
					(In thousands)
Price Variance
Oil sales prices (per Bbl)	$40.05	$72.70	$(32.65)	(44.9)%	$(125,612)
Natural gas sales prices (per Mcf)	1.82	3.58	(1.76)	(49.2)%	(15,667)
Gain on derivative financial instruments (per BOE)	5.65	35.94	(30.29)	(84.3)%	(163,160)
Total price variance					(304,439)
Volume Variance
Oil sales volumes (MBbls)	3,488	3,848	(360)	(9.3)%	(14,398)
Natural gas sales volumes (MMcf)	9,145	8,881	264	3.0%	481
BOE sales volumes (MBOE)	5,012	5,328	(316)	(5.9)%
Percent of BOE from oil	70%	72%
Total volume variance					(13,917)
Total price and volume variance					$(318,356)

Price Variances

Commodity prices are one of the key drivers of our earnings and net operating cash flow. Lower commodity prices decreased revenues by $304.4 million in the second quarter of fiscal 2016 as compared to the same period in the prior fiscal year. Average oil prices decreased $32.65 per barrel in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015, resulting in lower revenues of $125.6 million. Average natural gas prices decreased $1.76 per Mcf in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015, resulting in lower revenues of $15.7 million. For the second quarter of fiscal 2016, our hedging activities resulted in a gain on derivative activities of $5.65 per BOE compared to a gain of $35.94 per BOE for the same period in the prior fiscal year, resulting in lower revenues of $163.2 million. The gain on derivatives for the quarter ended December 31, 2015 reflects a gain on settlements of our derivative contracts of approximately $6.13 per barrel of oil compared to the gain on settlements and monetization of our derivative contracts of approximately $17.95 per barrel of oil for the quarter ended December 31, 2014.

Commodity prices are affected by many factors that are outside of our control and we cannot accurately predict future commodity prices. Depressed commodity prices over an extended period of time will result in reduced cash from operating activities, potentially causing us to further reduce our capital expenditure program. As a result of our high level of indebtedness and commodity prices, we have significantly reduced our planned capital spending, and such curtailment of the development of our properties will eventually lead to a decline in our production and reserves. A decline in our production and reserves will further reduce our liquidity and ability to satisfy our debt obligations by negatively impacting our cash flow from operating activities and the value of our assets.

Volume Variances

Sales volumes are another key driver of our earnings and net operating cash flow. Oil sales volumes decreased 3.9 MBbls per day in the second quarter of fiscal 2016 as compared to the same period in the prior fiscal year, resulting in lower revenues of $14.4 million. Natural gas sales volumes slightly increased by 2.9 Mcfe per day in the second quarter of fiscal 2016 as compared to the same period in the prior fiscal year, resulting in slightly higher revenues of $0.5 million. Sales volumes decreased because of natural well declines, reduced drilling activity resulting in less new production, and irregular downtime due to third party pipelines. In the low commodity price environment, we expect to see further production declines due to natural declines and limited activity in the fields.

Costs and Expenses and Other (Income) Expense

	Three Months Ended December 31,				Increase (Decrease) Total $
	2015		2014
	Total $	Per BOE	Total $	Per BOE
	(In thousands, except per unit amounts)
Cost and expenses
Lease operating expense
Insurance expense	$10,042	$2.00	$11,233	$2.11	$(1,191)
Workover and maintenance	6,656	1.33	13,130	2.46	(6,474)
Direct lease operating expense	71,660	14.30	95,003	17.83	(23,343)
Total lease operating expense	88,358	17.63	119,366	22.40	(31,008)
Production taxes	309	0.06	2,263	0.42	(1,954)
Gathering and transportation	16,778	3.35	4,771	0.90	12,007
Depreciation, depletion and amortization	121,567	24.26	175,155	32.87	(53,588)
Accretion of asset retirement obligations	15,944	3.18	12,798	2.40	3,146
Impairment of oil and natural gas properties	1,425,792	284.48	—	—	1,425,792
Goodwill impairment	—	—	329,293	61.80	(329,293)
General and administrative	29,015	5.79	27,745	5.21	1,270
Total costs and expenses	$1,697,763	$338.75	$671,391	$126.00	$1,026,372
Other (income) expense
Loss from equity method investees	$—	$—	$1,275	$0.24	$(1,275)
Other income, net	(2,554)	(0.51)	(991)	(0.19)	(1,563)
Gain on early extinguishment of debt	(290,296)	(57.92)	—	—	(290,296)
Interest expense	90,234	18.00	66,901	12.56	23,333
Total other (income) expense, net	$(202,616)	$(40.43)	$67,185	$12.61	$(269,801)

Costs and expenses increased $1,026.4 million in the second quarter of fiscal 2016 as compared to the same period in the prior fiscal year, principally due to the impairment of oil and natural gas properties of $1,425.8 million and an increase in gathering and transportation expense. Partially offsetting these increases were lower goodwill impairment, DD&A and lease operating expense, principally due to factors discussed further below.

At the end of each quarter, we compare the present value of estimated future net cash flows from proved reserves (computed using the unweighted arithmetic average of the first-day-of-the-month historical price for each month within the previous 12-month period discounted at 10%, plus the lower of cost or fair market value of unproved properties and excluding cash flows related to estimated abandonment costs) to our full cost pool of oil and natural gas properties, net of related deferred taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of these oil and gas properties exceed the estimated discounted future net cash flows, we are required to write-down the value of our oil and natural gas properties to the value of the discounted cash flows. As a result of our ceiling test at December 31, 2015, we recognized a ceiling test impairment of our oil and natural gas properties totaling $1,425.8 million during the quarter ended December 31, 2015.

During the quarter ended December 31, 2014, we recorded a non-cash impairment charge of $329.3 million to reduce the carrying value of goodwill to zero as of December 31, 2014. At December 31, 2014, we performed a goodwill impairment test after assessing relevant events and circumstances, primarily the decline in oil prices since June 30, 2014. In the first step of the goodwill impairment test, we determined that the fair value of our reporting unit was less than its carrying amount, including goodwill, primarily due to price deterioration in forward pricing curves and an increase in our weighted average cost of capital, both of which adversely impacted the fair value of our estimated reserves. Therefore, we performed the second step of the goodwill impairment test, which led us to conclude that there would be no remaining implied fair value attributable to goodwill at December 31, 2014.

Lease operating expense decreased $31.0 million in the second quarter of fiscal 2016 as compared to the same period in the prior fiscal year. This decrease was primarily due to lower direct lease operating expenses stemming from declining service costs resulting from the decline in commodity prices and decrease in demand for oil field services. Lease operating expense per BOE declined from $22.40 for the quarter ended December 31, 2014 to $17.63 for the quarter ended December 31, 2015.

Gathering and transportation expense increased $12.0 million in the second quarter of fiscal 2016 as compared to the same period in the prior fiscal year. This increase was primarily due to rent expense associated with the lease of the GIGS, which we entered into on June 30, 2015.

DD&A expense decreased $53.6 million in the second quarter of fiscal 2016 as compared to the same period in the prior fiscal year, primarily due to a decrease in the DD&A per BOE rate of $8.61. The decrease in the DD&A rate in the second quarter of fiscal 2016 was primarily due to the reduction in our full cost pool due to the impairments of our oil and natural gas properties in prior quarterly periods of fiscal year 2015 and 2016 resulting from the ceiling test, partially offset by the reduction in proved reserve estimates.

General and administrative expense increased $1.3 million in the second quarter of fiscal 2016 as compared to the same period in the prior fiscal year, primarily due to lower capitalized amounts and an increase in stock-based compensation, partially offset by lower employee salary costs.

Interest expense increased $23.3 million in the second quarter of fiscal 2016 as compared to the same period in the prior fiscal year, principally due to interest on the 11.0% Notes, offset somewhat by interest reductions from repurchases of debt. On a per unit of production basis, interest expense increased 43.3%, from $12.56 per BOE to $18.00 per BOE.

During the three months ended December 31, 2015, we repurchased certain of our unsecured notes in aggregate principal amounts as follows: $295.9 million of 6.875% Senior Notes due 2024, $8.2 million of 7.5% Senior Notes due 2021, $25.2 million of 7.75% Senior Notes due 2019 and $25.6 million of 9.25% Senior Notes due 2017. We repurchased these notes in open market transactions at a total cost of approximately $89.9 million, and we recorded a gain on the repurchases totalling approximately $290.3 million, net of associated debt issuance costs and certain other expenses.

Income Tax Expense

The income tax expense in the second quarter of fiscal 2016 is computed based on our estimated annual effective tax rate for the full fiscal year. We recorded essentially no income tax expense in the second quarter of fiscal 2016 compared to income tax expense of $40.4 million in the second quarter of fiscal 2015. The decrease is primarily due to the book loss for the quarter, the forecast book loss for the year and our inability to currently record any additional net deferred tax assets due to a preponderance of negative evidence as to future realizability of these deferred tax assets. Please see Note 9 — Income Taxes of Notes to Consolidated Financial Statements in this Quarterly Report.

Six Months Ended December 31, 2015 Compared With the Six Months Ended December 31, 2014

Our consolidated net loss attributable to common stockholders for the six months ended December 31, 2015 was $1,889.6 million or $19.91 diluted net loss per common share (“per share”) as compared to $254.5 million or $2.71 per share for the six months ended December 31, 2014. The increase in the loss was primarily due to the impairment of oil and natural gas properties, lower oil and natural gas sales prices, lower gain on derivative financial instruments and higher interest expense, partially offset by the gain on early extinguishment of debt. In addition, DD&A and lease operating expenses were lower in the six months ended December 31, 2015 compared to the six months ended December 31, 2014. The six months ended December 31, 2014 also included impairment of goodwill.

Revenues

	Six Months Ended December 31,		Decrease	Percent Decrease
	2015	2014
		(In thousands)
Oil	$318,606	$649,863	$(331,257)	(51.0)%
Natural gas	40,100	66,362	(26,262)	(39.6)%
Gain on derivative financial instruments	83,732	248,187	(164,455)	(66.3)%
Total Revenues	$442,438	$964,412	$(521,974)	(54.1)%

Our consolidated revenues decreased $522.0 million in the first six months of fiscal 2016 as compared to the same period in the prior fiscal year. Lower revenues were primarily due to lower commodity sales prices. Revenue variances related to commodity prices, sales volumes and hedging activities are presented in the following table and described below.

Price and Volume Variances

	Six Months Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)	Revenue Increase (Decrease)
	2015	2014
					(In thousands)
Price Variance
Crude oil sales prices (per Bbl)	$43.24	$84.49	$(41.25)	(48.8)%	$(317,249)
Natural gas sales prices (per Mcf)	2.18	3.66	(1.48)	(40.4)%	(26,793)
Gain on derivative financial instruments	8.03	23.16	(15.13)	(65.3)%	(164,455)
Total price variance					(508,497)
Volume Variance
Crude oil sales volumes (MBbls)	7,368	7,692	(324)	(4.2)%	(14,008)
Natural gas sales volumes (MMcf)	18,385	18,141	244	1.3%	531
BOE sales volumes (MBOE)	10,432	10,716	(284)	(2.7)%
Percent of BOE from crude oil	71%	72%
Total volume variance					(13,477)
Total price and volume variance					$(521,974)

Price Variances

Lower commodity prices decreased revenues by $508.5 million in the first six months of fiscal 2016 as compared to the same period in the prior fiscal year. Average oil prices decreased $41.25 per barrel in the first six months of fiscal 2016 compared to the first six months of fiscal 2015, resulting in lower revenues of $317.2 million. Average natural gas prices decreased $1.48 per Mcf in the first six months of fiscal 2016 compared to the first six months of fiscal 2015, resulting in lower revenues of $26.8 million. For the first six months of fiscal 2016, our hedging activities resulted in a gain on derivative activities of $8.03 per BOE compared to a gain of $23.16 per BOE for the same period in the prior fiscal year, resulting in lower revenues of $164.5 million. The gain on derivatives for the six months ended December 31, 2015 reflects a gain on settlements of our derivative contracts of approximately $5.34 per barrel of oil compared to the gain on settlements and monetization of our derivative contracts of approximately $9.19 per barrel of oil for the six months ended December 31, 2014.

Volume Variances

Oil sales volumes decreased 1.8 MBbls per day in the first six months of fiscal 2016 as compared to the same period in the prior fiscal year, resulting in lower revenues of $14.0 million, while natural gas sales volumes slightly increased by 1.3 Mcfe per day in the first six months of fiscal 2016, resulting in higher revenues of $0.5 million. Sales volumes decreased because of natural well declines, reduced drilling activity resulting in less new production, and irregular downtime due to third party pipelines. In the low commodity price environment, we expect to see further production declines due to natural declines and limited activity in the fields.

Costs and Expenses and Other (Income) Expense

	Six Months Ended December 31,				Increase (Decrease) Total $
	2015		2014
	Total $	Per BOE	Total $	Per BOE
	(In thousands, except per unit amounts)
Cost and expenses
Lease operating expense
Insurance expense	$21,377	$2.05	$22,255	$2.08	$(878)
Workover and maintenance	28,684	2.75	42,546	3.97	(13,862)
Direct lease operating expense	132,919	12.74	197,150	18.40	(64,231)
Total lease operating expense	182,980	17.54	261,951	24.45	(78,971)
Production taxes	1,066	0.10	5,356	0.50	(4,290)
Gathering and transportation	31,756	3.04	13,959	1.30	17,797
DD&A	245,591	23.54	334,295	31.20	(88,704)
Accretion of asset retirement obligations	30,728	2.95	25,617	2.39	5,111
Impairment of oil and natural gas properties	2,330,461	223.40	—	—	2,330,461
Goodwill impairment	—	—	329,293	30.73	(329,293)
General and administrative	51,204	4.91	54,169	5.06	(2,965)
Total costs and expenses	$2,873,786	$275.48	$1,024,640	$95.63	$1,849,146
Other (income) expense
Loss from equity method investees	$10,746	$1.03	$316	$0.03	$10,430
Other income, net	(3,048)	(0.29)	(1,942)	(0.18)	(1,106)
Gain on early extinguishment of debt	(748,574)	(71.76)	—	—	(748,574)
Interest expense	193,452	18.54	133,164	12.43	60,288
Total other (income) expense, net	$(547,424)	$(52.48)	$131,538	$12.28	$(678,962)

Costs and expenses increased $1,849.1 million in the first six months of fiscal 2016 as compared to the same period in the prior fiscal year, principally due to the impairment of oil and natural gas properties of $2,330.5 million and an increase in gathering and transportation expense. Partially offsetting these increases were lower goodwill impairment, DD&A and lease operating expense, principally due to factors discussed further below.

As a result of our ceiling test at September 30, 2015 and December 31, 2015, we recognized ceiling test impairments of our oil and natural gas properties totaling $2,330.5 million during the six months ended December 31, 2015.

As a result of the goodwill impairment test performed at December 31, 2014, we recorded a non-cash impairment charge of $329.3 million to reduce the carrying value of goodwill to zero as of December 31, 2014.

Lease operating expense decreased $79.0 million in the first six months of fiscal 2016 as compared to the same period in the prior fiscal year. This decrease was primarily due to lower direct lease operating expenses stemming from declining service costs resulting from the decline in commodity prices and decrease in demand for oil field services. Lease operating expense per BOE declined from $24.45 for the six months ended December 31, 2014 to $17.54 for the six months ended December 31, 2015.

Gathering and transportation expense increased $17.8 million in the first six months of fiscal 2016 as compared to the same period in the prior fiscal year. This increase was primarily due to rent expense associated with the lease of the GIGS, which we entered into on June 30, 2015.

DD&A expense decreased $88.7 million in the first six months of fiscal 2016 as compared to the same period in the prior fiscal year, primarily due to a decrease in the DD&A per BOE rate of $7.66. The decrease in the DD&A rate in the first six months of fiscal 2016 was primarily due to the reduction in our full cost pool due to the impairments of our oil and natural gas properties in prior quarterly periods of fiscal year 2015 and 2016 resulting from the ceiling test, partially offset by the reduction in proved reserve estimates.

General and administrative expense decreased $3.0 million in the first six months of fiscal 2016 as compared to the same period in the prior fiscal year, primarily due to lower employee salary costs, partially offset by lower capitalized amounts and an increase in stock-based compensation.

Interest expense increased $60.3 million in the first six months of fiscal 2016 as compared to the same period in the prior fiscal year, principally due to interest on the 11.0% Notes, offset somewhat by interest reductions from repurchases of debt. On a per unit of production basis, interest expense increased 49.2%, from $12.43 per BOE to $18.54 per BOE.

During the six months ended December 31, 2015, we repurchased certain of our unsecured notes in aggregate principal amounts as follows: $506.0 million of 6.875% Senior Notes due 2024, $261.9 million of 7.5% Senior Notes due 2021, $148.9 million of 7.75% Senior Notes due 2019, $29.8 million of 8.25% Senior Notes due 2018 and $29.4 million of 9.25% Senior Notes due 2017. We repurchased these notes in open market transactions at a total cost of approximately $213.1 million, and we recorded a gain on the repurchases totalling approximately $748.6 million, net of associated debt issuance costs and certain other expenses.

Income Tax Expense

The income tax expense in the first six months of fiscal 2016 is computed based on our estimated annual effective tax rate for the full fiscal year. We recorded essentially no income tax expense in the first six months of fiscal 2016 compared to income tax expense of $57.0 million in the first six months of fiscal 2015. The decrease is primarily due to the book loss for the period, the forecast book loss for the year and our inability to currently record any additional net deferred tax assets due to a preponderance of negative evidence as to future realizability of these deferred tax assets. See Note 9 — Income Taxes of Notes to Consolidated Financial Statements in this Quarterly Report.

Liquidity and Capital Resources

Overview

We have historically funded our operations primarily through cash flows from operating activities, borrowings under our revolving credit facility, proceeds from the issuance of debt and equity securities and proceeds from asset sales. However, future cash flows are subject to a number of variables and are highly dependent on the prices we receive for oil and natural gas. Oil and natural gas prices declined severely during fiscal year 2015 and have declined even further through fiscal 2016 to date. The price of WTI crude oil per barrel dropped below $27.00 per barrel in January 2016 for the first time in twelve years. These lower commodity prices have negatively impacted revenues, earnings and cash flows, and sustained low oil and natural gas prices will have a material and adverse effect on our liquidity position.

As of December 31, 2015, we had cash and cash equivalents of approximately $326 million and approximately $122 million of available borrowing capacity under our Revolving Credit Facility. As of December 31, 2015, we had total indebtedness of $3,623.4 million, comprised of $150 million of secured indebtedness outstanding under our Revolving Credit Facility, $1.45 billion of 11.0% Notes, $5 million in other secured indebtedness, $2,084 million of unsecured notes and net unamortized original issue discount of $65.6 million. Due to the continued decreases in commodity prices and our substantial debt burden, the Company continues to incur significant losses and negative cash flows from operating activities.

As of December 31, 2015, we were in compliance with our financial covenants under the Revolving Credit Facility; however, based on current market conditions and depressed commodity prices, if we are unable to execute on one of the strategic alternatives discussed below and adequately address liquidity concerns, we will not be in compliance with the consolidated net secured leverage ratio covenant under our Revolving Credit Facility for the quarter ending March 31, 2016. In addition, as part of our quarterly compliance certificates required under our revolving credit agreement and also as a condition to borrow additional funds or issue letters of credit under our revolving credit agreement, we must make certain representations, including representations about our solvency, and we must remain in compliance with the financial ratios in our Revolving Credit Facility. Generally, the solvency representation requires, among other things, for us to determine at the time we desire to make a future borrowing, or issue or extend letters of credit, that the fair market value of our assets exceeds the face amount of our liabilities. The current commodity environment creates substantial uncertainty in determining fair market value of oil and natural gas assets which accordingly may impact our ability to continue to give the required representation.

We are evaluating various alternatives with respect to our Revolving Credit Facility, but there is no certainty that we will be able to implement any alternatives or otherwise resolve our covenant issues. If the lenders under the Revolving Credit Facility are unwilling to provide us with the covenant flexibility we seek, and we are unable to comply with those covenants, we may be forced to repay or refinance amounts then outstanding under the Revolving Credit Facility, and there is no assurance that we will reach an agreement with our lenders on any such amendment or waiver. Absent success in these pursuits, a resultant breach under the Revolving Credit Facility would cause a default under such facility, potentially resulting in acceleration of all amounts outstanding under the Revolving Credit Facility. If the lenders under the Revolving Credit Facility were to accelerate the indebtedness under the Revolving Credit Facility as a result of such defaults, such acceleration would cause a cross-default or cross-acceleration of all of our other outstanding indebtedness. Such a cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we will not have sufficient liquidity to repay all of our outstanding indebtedness.

We may face other impediments to accessing our available borrowing capacity under our Revolving Credit Facility. Borrowings under our First Lien Credit Agreement are also limited to a borrowing base based on oil and natural gas reserve values which are redetermined on a periodic basis. During the quarter ended December 31, 2015, we and our lenders completed our fall borrowing base redetermination with no changes to the existing borrowing base. If we experience the continuation of low oil and natural gas prices, or if they decline even further, we anticipate that our Revolving Credit Facility borrowing base and commitment amounts will likely be reduced in the spring of 2016 as part of our next borrowing base redetermination, which would adversely impact our liquidity. In addition, we would have to repay any outstanding indebtedness in excess of any reduced borrowing base.

In addition, in response to commodity price declines, our fiscal year 2016 capital budget was reduced to a current planned amount of $130 to $150 million, as compared to actual capital expenditures in fiscal year 2015 (excluding acquisition activity) of approximately $649 million. The curtailment of the development of our properties will eventually lead to a decline in our production and reserves. In addition, due to the depressed commodity prices and our lack of capital resources to develop our properties, the Company believes that all of its proved undeveloped oil and gas reserves no longer qualify as being proved as of the period ended December 31, 2015. We have thus removed all of our proved undeveloped oil and gas reserves from the proved category as of December 31, 2015. Almost all of the proved undeveloped reserves that were removed from the proved category as of December 31, 2015 are still economic at current prices, but were reclassed to the probable category because they are no longer expected to be drilled within five years of initial booking due to current constraints on ability to fund development drilling. In addition, as of December 31, 2015, we identified certain of our unevaluated properties totaling to $336.5 million as being uneconomical and have transferred such amounts to the full cost pool, subject to amortization. A decline in our production and reserves will further reduce our liquidity and ability to satisfy our debt obligations by negatively impacting our cash flow from operating activities and the value of our assets.

We may experience a further strain on our liquidity if the BOEM requires us to provide additional bonding as a means to assure our decommissioning obligations or if the surety companies providing such bonds on our behalf require us to provide additional cash collateral for such bonds. Any further expense in providing additional bonds or restrictions on our cash to collateralize existing bonds or new bonds would further reduce our liquidity.

Beginning on January 11, 2016, our common stock has generally traded on NASDAQ at less than $1.00 per share. If at any time our common stock falls below the minimum bid price of $1.00 per share for 30 consecutive business days, NASDAQ will send a deficiency notice to the Company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. If the Company is unable to resolve its bid price deficiency during the applicable compliance period, NASDAQ Staff will issue a delisting letter. We cannot assure you that the price of our common stock will comply with the requirements for continued listing of our shares on NASDAQ. A delisting of our common stock could constitute a “fundamental change” under the terms of our $400 million aggregate principal amount of 3.0% Senior Convertible Notes. If a Fundamental Change occurs at any time prior to the maturity of the convertible notes, each holder shall have the right to require the Company to repurchase all or part of such holder’s 3.0% Senior Convertible Notes in a principal amount thereof that is equal to $1,000 in principal amount or whole multiples thereof, on the date (the “Fundamental Change Repurchase Date”) specified by the Company that is not less than 20 nor more than 35 calendar days after the date of the Fundamental Change Company Notice at a repurchase price, payable in cash, equal to 100% of the principal amount of the 3.0% Senior Convertible Notes being repurchased, plus accrued and unpaid interest to, but excluding, the Fundamental Change Repurchase Date. We cannot assure that we would have adequate liquidity to fund a repurchase given the severe liquidity constraints of the Company. Further, such acceleration would cause a cross-default or cross-acceleration of all of our other outstanding indebtedness. Such a cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we will not have sufficient liquidity to repay all of our outstanding indebtedness.

As described below under “— Our Indebtedness and Available Credit,” we had total indebtedness of $3,623.4 million as of December 31, 2015, and, taking into account the bond repurchases completed subsequent to December 31, 2015, we had total indebtedness of $2,874.6 million as of February 15, 2016. We expect to have substantial interest payments due on our outstanding bonds in the next twelve months, totalling $247.8 million. In addition, the majority of our outstanding indebtedness will mature within the next ten years, with a substantial portion coming due in the next five years. All of the factors described above have placed considerable pressure on our ability to pay the principal and interest on our long-term debt and to satisfy our other liabilities, continue our development activities to maintain and grow reserves and our ability to refinance our debt as it becomes due. As a result of the commodity price decline and the Company’s substantial debt burden, absent a material improvement in oil and gas prices or a refinancing or restructuring of our debt obligations or other improvement in liquidity, the Company believes forecasted cash and expected available credit capacity will not be sufficient to meet commitments as they come due for the next twelve months. This raises substantial doubt regarding the Company’s ability to continue as a going concern.

In February 2016, we engaged PJT Partners as a financial advisor and Vinson & Elkins L.L.P. as a legal advisor to advise management and our Board regarding potential strategic alternatives such as a refinancing or restructuring of our indebtedness or capital structure or seeking to raise additional capital through debt or equity financing to address our liquidity issues and high debt levels. We cannot assure you that any refinancing or debt or equity restructuring would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all. We are also focused on long-term recurring cost reductions and the identification of non-core assets for potential sale. We cannot assure that any of these efforts will be successful or will result in cost reductions or additional cash flows or the timing of any such cost reductions or additional cash flows.

As a result of commodity price decline, we will continue to evaluate our ability to make the debt payments in light of our liquidity constraints, but if we are unable to generate sufficient cash flow to service our debt or meet our debt obligations as they become due, we will have to take certain actions described in greater detail elsewhere in this Quarterly Report and in our 2015 Annual Report in “Risk Factors — We may not be able to generate sufficient cash flows to service all of our indebtedness and may be forced to take other actions in order to satisfy our obligations under our indebtedness, which may not be successful.”

On February 16, 2016, the Company elected to enter into the 30-day grace period under the terms of the indenture governing EPL’s 8.25% Senior Notes to extend the timeline for making the cash interest payment to March 17, 2016. The aggregate amount of the interest payments is approximately $8.8 million. During the 30-day grace period, the Company will work with its debt holders regarding its ongoing effort to develop and implement a comprehensive plan to restructure its balance sheet.

The election to enter into the 30-day grace period under the terms of the indenture governing the 8.25% Senior Notes constitutes a default; however, it does not constitute an Event of Default under the indenture governing our 8.25% Senior Notes or the Revolving Credit Facility. As a result of this default, certain restrictions have been placed on the Company, including but not limited to, its ability to incur additional indebtedness, draw on the Revolving Credit Facility and issue additional letters of credit. The Company has 30 days to cure the default by making the required interest payment that was due on February 16, 2016. Alternatively, the Company may restructure the debt with its creditors. On March 17, 2016, if the interest payment default is not cured, the default would be considered an Event of Default and the trustee or the holders of at least 25% in aggregate principal amount of then outstanding 8.25% Senior Notes may declare the principal and accrued interest for all outstanding 8.25% Senior Notes due and payable immediately. An Event of Default would also trigger cross defaults in the Company’s other debt obligations. An Event of Default would have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

Absent a material improvement in oil and gas prices or a refinancing or some restructuring of our debt obligations or other improvement in liquidity, we may seek bankruptcy protection to continue our efforts to restructure our business and capital structure and may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements.

Our Indebtedness and Available Credit

As of December 31, 2015, we had total indebtedness of $3,623.4 million as described in greater detail below, comprised of $150 million of secured indebtedness outstanding under our Revolving Credit Facility, $1.45 billion of senior secured second lien notes, $5 million in other secured indebtedness, $2,084 million of unsecured notes and net unamortized original issue discount of $65.6 million. During the six months ended December 31, 2015, we repurchased certain of our unsecured notes in aggregate principal amounts as follows: $506.0 million of 6.875% Senior Notes due 2024, $261.9 million of 7.5% Senior Notes due 2021, $148.9 million of 7.75% Senior Notes due 2019, $29.8 million of 8.25% Senior Notes due 2018 and $29.4 million of 9.25% Senior Notes due 2017. We repurchased these notes in open market transactions at a total cost of approximately $213.1 million. Subsequent to December 31, 2015, we repurchased approximately $737.7 million of our unsecured notes in open market transactions at a total price of approximately $19.2 million, including $16.4 million of accrued interest, reducing our total indebtedness to approximately $2,874.6 million as of February 15, 2016. All of our outstanding indebtedness will mature within the next ten years, with a substantial portion coming due in the next five years. The maturity dates for our outstanding notes are as follows:

•	9.25% Senior Notes due December 15, 2017 ($249.5 million)
•	8.25% Senior Notes due February 15, 2018 ($213.7 million)
•	3.0% Convertible Notes due December 15, 2018 ($400 million)
•	7.75% Senior Notes due June 15, 2019 ($101.1 million)
•	11.0% Senior Secured Second Lien Notes due March 15, 2020 ($1.45 billion)
•	7.50% Senior Notes due December 15, 2021 ($238.1 million)
•	6.875% Senior Notes due March 15, 2024 ($144 million)

In addition, the maturity of certain of our outstanding indebtedness may be accelerated in certain situations. Pursuant to the indenture governing our 11.0% Notes, we will be required to offer to purchase all outstanding 11.0% Notes if a “triggering event” occurs, at a price of 100% of the principal amount of the 11.0% Notes purchased plus accrued and unpaid interest to the date of purchase. For this purpose, a “triggering event” will be deemed to occur (i) on the 30th day prior to the stated maturity date of the 9.25% Senior Notes (December 15, 2017), if on such date the aggregate outstanding principal amount of all such notes exceeds $250.0 million, or (ii) on the 30th day prior to the stated maturity date of the 8.25% Senior Notes (February 15, 2018), if on such date the aggregate outstanding principal amount of the 8.25% Senior Notes exceeds $250.0 million. As a result of our bond repurchases subsequent to December 31, 2015, we have the principal amount of the 8.25% Senior Notes and the 9.25% Senior Notes outstanding to $213.7 million and $249.5 million, respectively, eliminating this springing maturity in the 11.0% Notes. In addition, our Revolving Credit Facility is scheduled to mature on April 9, 2018; however, the maturity of our Revolving Credit Facility will accelerate if the 9.25% Senior Notes are not retired or refinanced by May 15, 2017 or the 8.25% Senior Notes are not retired or refinanced by July 15, 2017.

For more information regarding the terms of all of our outstanding notes, see Note 6 – Long Term Debt of Notes to Consolidated Financial Statements in this Quarterly Report.

Revolving Credit Facility.  The second amended and restated first lien credit agreement (“First Lien Credit Agreement” or “Revolving Credit Facility”), as amended, has a maximum facility amount and borrowing base of $500 million, of which such amount $150 million is the borrowing base under the sub-facility established for EPL. As of December 31, 2015, we had $150.0 million in borrowings and $227.8 million in letters of credit issued under our First Lien Credit Agreement. The maturity date of the First Lien Credit Agreement is April 9, 2018, provided that certain conditions are met; however, the maturity of our Revolving Credit Facility will accelerate if the 9.25% Senior Notes are not retired or refinanced by May 15, 2017 or the 8.25% Senior Notes are not retired or refinanced by July 15, 2017. Our Revolving Credit Facility is comprised of a syndicate of large domestic and international banks, with no single lender providing more than 5% of the overall commitment amount.

As of July 31, 2015, EGC and EPL entered into the Eleventh Amendment and Waiver to the First Lien Credit Agreement (the “Eleventh Amendment”), which waived certain provisions of the First Lien Credit Agreement to permit the M21K acquisition previously discussed as well as an additional minor acquisition and the disposition of the East Cameron pipeline. Further, the Eleventh Amendment temporarily increased the letter of credit commitment amount within the facility from $300 million to a maximum amount of $305 million through August 31, 2015, after which it reduced back to $300 million.

On November 30, 2015, EGC and EPL entered into the Twelfth Amendment to the First Lien Credit Agreement, under which the following changes became effective:

•	Modification of triggers that require EPL and its subsidiaries to provide guarantees of the indebtedness of EGC and its subsidiaries and grant liens on the assets of EPL and its subsidiaries to secure such guarantees. Under such modifications, such guarantees and security will be required upon the earlier of EPL’s retirement of its obligations in respect of its outstanding 8.25% Senior Notes and amendments to covenant restrictions under such notes that eliminate restrictions on the ability of EPL and its subsidiaries to guarantee the indebtedness of EGC and its subsidiaries and grant liens on the assets of EPL and its subsidiaries to secure such guarantees (even if such notes have not been refinanced or defeased).
•	Suspending the maximum net secured leverage ratio covenant with respect to EGC and its subsidiaries (other than EPL and its subsidiaries) to begin on the fiscal quarter ending March 31, 2017 rather than March 31, 2015.
•	Suspending the maximum net secured leverage ratio covenant with respect to EPL and its subsidiaries to begin on the fiscal quarter ending March 31, 2017 rather than March 31, 2015.
•	Modifying the maximum net secured leverage covenant with respect to EGC and its subsidiaries to be 3.75:1.00 as of the end of each fiscal quarter beginning with the fiscal quarter ended September 30, 2015, increasing to 4.75:1.00 starting March 31, 2016 and to 5.25:1.00 starting June 30, 2016, and decreasing to 5.00:1.00 beginning June 30, 2017 and thereafter.

As amended, the First Lien Credit Agreement requires EGC and EPL to maintain certain financial covenants separately for so long as the 8.25% Senior Notes remain outstanding. EGC is subject to the following financial covenant on a consolidated basis: (a) a minimum current ratio of no less than 1.0 to 1.0 and (b) a consolidated maximum net secured leverage ratio of no more than 3.75 to 1.0 as of the end of the fiscal quarter ended December 31, 2015, and increasing to 4.75 to 1.0 starting March 31, 2016 and to 5.25 to 1.00 starting June 30, 2016 and decreasing to 5.00 to 1.0 beginning June 30, 2017 and thereafter. In addition, EGC is subject to the following financial covenants on a stand-alone basis: (a) a consolidated maximum net first lien leverage ratio of 1.25 to 1.0 and (b) a consolidated maximum net secured leverage ratio of no more than 3.75 to 1.0 beginning with the fiscal quarter ending March 31, 2017. In addition, EPL is subject to the following financial covenants on a stand-alone basis: (a) a consolidated maximum net first lien leverage ratio of 1.25 to 1.0 and (b) a consolidated maximum net secured leverage ratio of no more than 3.75 to 1.0 beginning with the fiscal quarter ending March 31, 2017. If EPL’s 8.25% Senior Notes are no longer outstanding and certain other conditions are met, EGC and EPL will be subject to the following financial covenants on a consolidated basis: (a) a consolidated maximum net first lien leverage ratio of 1.25 to 1.0, (b) a consolidated maximum net secured leverage ratio of no more than 4.75 to 1.0 as of the end of each fiscal quarter beginning with the fiscal quarter ending March 31, 2016, increasing to 5.25 to 1.0 starting June 30, 2016 and decreasing to 5.00 to 1.0 beginning June 30, 2017 and thereafter, and (c) a minimum current ratio of no less than 1.0 to 1.0.

Since required lender consent to the specific terms of the transaction with respect to the sale of the East Bay field had not been obtained, EGC and EPL were in technical default under the First Lien Credit Agreement at June 30, 2015. On July 14, 2015, we obtained a waiver to this event of default.

In addition to the indebtedness outstanding under the First Lien Credit Agreement, we have substantial additional indebtedness outstanding as previously described above in — Liquidity and Capital Resources — Overview. For more information regarding our outstanding indebtedness, see Note 6 – Long Term Debt of Notes to Consolidated Financial Statements in this Quarterly Report.

BOEM Bonding Requirements

The cost of compliance with our existing supplemental bonding requirements or any other changes to the BOEM’s current NTL supplemental bonding requirements or supplemental bonding regulations applicable to us or our subsidiaries’ properties could materially and adversely affect our financial condition, cash flows, and results of operations. In addition, we may be required to provide cash collateral or letters of credit to support the issuance of such bonds or other surety. Such letters of credit would likely be issued under our Revolving Credit Facility and would reduce the amount of borrowings available under such facility in the amount of any such letter of credit obligations. We can provide no assurance that we can continue to obtain bonds or other surety in all cases or that we will have sufficient availability under our Revolving Credit Facility to support such supplemental bonding requirements. If we are unable to obtain the additional required bonds or assurances as requested, the BOEM may require any of our operations on federal leases to be suspended or cancelled or otherwise impose monetary penalties, and any one or more of such actions could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity. For more information about BOEM’s supplement bonding requirements, see “— Known Trends and Uncertainties —  BOEM Supplemental Financial Assurance and/or Bonding Requirements.”

Potential Divestitures

We may decide to divest of certain non-core assets from time to time. There can be no assurance any such potential transactions will prove successful. We cannot provide any assurance that we will be able to sell these assets on satisfactory terms, if at all.

Capital Expenditures

For fiscal 2016, the Company has a target of $130 million to $150 million in capital expenditures including acquisitions and plugging and abandonment obligations. During the six months ended December 31, 2015, our capital expenditures totaled approximately $102 million, of which approximately $41 million, net was spent on development of our core properties and approximately $61 million on other assets. Approximately 41% of our 2016 capital expenditures is expected to be focused on development of our core properties and the remainder on other assets. We intend to fund our capital expenditure program and contractual commitments, including settlement of derivative contracts, from cash on hand, cash flows from operations, and borrowings under our Revolving Credit Facility. If oil and natural gas prices remain at current levels or continue to decline, we may be required to reduce our capital expenditure budget for fiscal year 2016 and future years, which in turn may affect our liquidity and results of operations in future periods. If our cash on hand, cash flows from operations and availability under our Revolving Credit Facility are not sufficient to fund our capital program, we will further reduce our capital spending or otherwise fund our capital needs with proceeds from additional debt and equity or the sale of non-core assets. There is no guarantee that we can access debt and equity capital markets or sell non-core assets at attractive terms. Our capital expenditures and the scope of our drilling activities for fiscal year 2016 may change as a result of several factors, including, but not limited to, changes in oil and natural gas sales prices, costs of drilling and completion operations and drilling results.

Cash Flows

The following table sets forth selected historical information from our statement of cash flows:

	Six Months Ended December 31,
	2015	2014
	(In thousands)
Net cash provided by (used in) operating activities	$(89,924)	$161,308
Net cash used in investing activities	(82,872)	(429,392)
Net cash provided by (used in) financing activities	(258,162)	223,562
Net decrease in cash and cash equivalents	$(430,958)	$(44,522)

Operating Activities

Net cash used in operating activities for the six months ended December 31, 2015 was $89.9 million as compared to $161.3 million provided by operating activities for the six months ended December 31, 2014. The use of cash for operating activities for the six months ended December 31, 2015 compared to cash provided by operating activities for the six months ended December 31, 2014 was due primarily to lower oil and natural gas prices and higher interest expense, partially offset by a reduction of $119.0 million in cash outflows associated with operating assets and liabilities, primarily accounts payable and accrued liabilities.

Investing Activities

For the six months ended December 31, 2015 and 2014, our cash outflows for investing activities were $82.9 million and $429.4 million, respectively. The decrease in cash used in investing activities in the first six months of fiscal 2016 compared to the first six months of fiscal 2015 was primarily due to the reduction in capital expenditures.

Financing Activities

Cash used in financing activities was $258.2 million for the six months ended December 31, 2015 as compared to cash provided by financing activities of $223.6 million for the six months ended December 31, 2014. During the six months ended December 31, 2015, cash used in financing activities consists primarily of $225 million used in settlement of the repurchase of a portion of our senior notes and payments on derivative instruments premium financing, $25.2 million used in repayment of debt assumed in the M21K Acquisition and dividends to preferred shareholders of $5.7 million. During the six months ended December 31, 2014, cash provided by financing activities consists primarily of net proceeds from borrowings of $252.1 million, partially offset by dividends to common and preferred shareholders totaling $28.3 million.

Contractual Obligations

Our contractual obligations at December 31, 2015 did not change materially from those disclosed in Item 7 of our 2015 Annual Report, other than as disclosed in Note 6 — Long-Term Debt and Note 7 — Asset Retirement Obligations of Notes to Consolidated Financial Statements in this Quarterly Report.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 — Organization, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of Notes to Consolidated Financial Statements included in our 2015 Annual Report.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 1 — Organization, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of Notes to Consolidated Financial Statements in this Quarterly Report.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

General

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2015 Annual Report.

We are exposed to a variety of market risks including commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we were a party at December 31, 2015, and from which we may incur future gains or losses from changes in market interest rates or commodity prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Commodity Price Risk

Our major market risk exposure continues to be the pricing applicable to our oil and natural gas production. Our revenues, profitability and future rate of growth depend substantially upon the market prices of oil and natural gas, which are volatile and may fluctuate widely. Oil and natural gas price declines such as the recent declines adversely affect our revenues, cash flows and profitability. The Company continues to incur significant losses from operations. As a result of the depressed pricing environment, further declines could impact the extent to which we develop portions of our proved and unproved oil and natural gas properties, and could possibly include temporarily shutting in certain wells that are uneconomic to produce. Due to the depressed commodity prices and our lack of capital resources to develop our properties, the Company believes that all of its proved undeveloped oil and gas reserves no longer qualify as being proved as of the period ended December 31, 2015. We have thus removed all of our proved undeveloped oil and gas reserves from the proved category as of December 31, 2015. Almost all of the proved undeveloped reserves that were removed from the proved category as of December 31, 2015 are still economic at current prices, but were reclassed to the probable category because they are no longer expected to be drilled within five years of initial booking due to current constraints on ability to fund development drilling. In addition, as of December 31, 2015, we identified certain of our unevaluated properties totaling to $336.5 million as being uneconomical and have transferred such amounts to the full cost pool, subject to amortization. A decline in our production and reserves will further reduce our liquidity and ability to satisfy our debt obligations by negatively impacting our cash flow from operating activities and the value of our assets.

Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. We have incurred debt under the borrowing base of our Revolving Credit Facility. This borrowing base is subject to periodic redetermination based in part on changing expectations of future prices. Recently, commodity prices have deteriorated materially. If we experience the continuation of low oil and gas prices, or if they decline even further, we anticipate that our existing Revolving Credit Facility borrowing base and commitment amounts will likely be reduced in the spring of 2016 as part of our next borrowing base redetermination, which would adversely impact our liquidity. In addition, we would have to repay any outstanding indebtedness under the Revolving Credit Facility in excess of any reduced borrowing base. The energy markets have historically been very volatile, and there can be no assurance that crude oil and natural gas prices will improve.

We utilize commodity-based derivative instruments with major financial institutions to reduce exposure to fluctuations in the price of crude oil and natural gas. We currently have financially settled crude oil and natural gas zero-cost collars and three-way collars contracts in our hedging portfolio. Any gains or losses resulting from the change in fair value from hedging transactions and from the settlement of hedging contracts are recorded in earnings as a component of revenues.

With a zero-cost collar, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price of the collar, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price for the collar. A three-way collar is a combination of options consisting of a sold call, a purchased put and a sold put. The sold call establishes a maximum price we will receive for the volumes under contract. The purchased put establishes a minimum price unless the market price falls below the sold put, at which point the minimum price would be the reference price (i.e., NYMEX WTI BRENT IPE and/or Argus-LLS) plus the difference between the purchased put and the sold put strike price.

As of December 31, 2015, we had the following net open crude oil derivative positions:

Remaining Contract Term	Type of Contract	Index	Volumes (MBbls)	Weighted Average Contract Price
				Collars/Put
				Floor	Ceiling
January 2016 – June 2016	Collars	NYMEX-WTI	2,548	$51.43	$74.70
July 2016 – December 2016	Collars	NYMEX-WTI	2,576	51.43	74.70

As of December 31, 2015, we had the following net open natural gas derivative position:

Remaining Contract Term	Type of Contract	Index	Volumes (MMBtu)	Weighted Average Contract Price
				Collars/Put
				Sub Floor	Floor	Ceiling
January 2016 – April 2016	Three-Way Collars	NYMEX-HH	1,515	$2.43	$2.93	$4.12

At December 31, 2015, our crude oil contracts outstanding were in an asset position of $60.7 million. A 10% increase in crude oil prices would reduce the fair value by approximately $13.5 million, while a 10% decrease in crude oil prices would increase the fair value by approximately $15 million. Also at December 31, 2015, our natural gas contracts outstanding were in an asset position of $0.5 million. A 10% increase in natural gas prices would reduce the fair value by approximately $0.1 million, while a 10% decrease in natural gas prices would increase the fair value by approximately $0.1 million. These fair value changes assume volatility based on prevailing market parameters at December 31, 2015.

Our ultimate realized gain or loss with respect to commodity price fluctuations will depend on the future exposures that arise during the period, our hedging strategies at the time and commodity prices at the time.

For a complete discussion of our open commodity derivatives as of December 31, 2015, please see Note 8 — Derivative Financial Instruments of Notes to Consolidated Financial Statements in this Quarterly Report.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our variable rate debt obligations. Specifically, we are exposed to changes in interest rates as a result of borrowings under our Revolving Credit Facility, and the terms of such facility require us to pay higher interest rate margins as we utilize a larger percentage of our available borrowing base. We manage our interest rate exposure by limiting our variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 95.9% of our debt. As of December 31, 2015, total debt included $150 million of floating-rate debt. As a result, our period-end interest costs will fluctuate based on short-term interest rates on approximately 4.1% of our total debt outstanding as of December 31, 2015. A 10 percent change in floating interest rates on period-end floating debt balances would change quarterly interest expense by approximately $16,106. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates. However, to reduce our future exposure to changes in interest rates, we may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues.

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

Changes in Internal Control over Financial Reporting

The Board recently implemented additional controls and procedures in response to a material weakness in its control environment identified during the preparation of its financial statements for the fiscal year ended June 30, 2015, including, but not limited to, strengthening the Company’s vendor procurement procedures to address any potential conflicts of interest that could arise between the Company and any of its vendors; amended the Company’s Code of Business Conduct and Ethics to, among other things, include explicit prohibitions and heightened disclosures addressing activities or personal interests that create or appear to create a conflict between personal interests and the interests of the Company and implement a new insider trading policy. The Company is also implementing an enhanced comprehensive training program on these new procedures and policies.

Other than changes related to the items noted above, there was no change in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarterly period ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our financial position or results of operations.

ITEM 1A. Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings, could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our common stock, please refer to the section entitled “Item 1A. Risk Factors” in our 2015 Annual Report. There have been no material changes in the risk factors set forth in our 2015 Annual Report other than those set forth below.

Current commodity prices impact our ability to comply with debt covenants in our Revolving Credit Facility.

We depend on our Revolving Credit Facility for a portion of our future capital needs. Our current Revolving Credit Facility restricts our ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations. Due to the continued decreases in commodity prices, the Company continues to incur significant losses and negative cash flows from continuing operations. Oil and natural gas prices declined severely during fiscal year 2015 and have declined even further through fiscal 2016 to date. The price of WTI crude oil per barrel dropped below $27.00 per barrel in January 2016 for the first time in twelve years. These lower commodity prices have negatively impacted revenues, earnings and cash flows, and sustained low oil and natural gas prices will have a material and adverse effect on our liquidity position.

We also are required to comply with certain debt covenants and ratios. Our ability to comply with these restrictions and covenants in the future will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. Our cash flow is highly dependent on the prices we receive for oil and natural gas, which have declined significantly in the quarter ended December 31, 2015 and further in the current quarter. As of December 31, 2015, we were in compliance with our debt covenants; however, based on current market conditions and depressed commodity prices, if we are unable to adequately address liquidity concerns through one of the strategic alternatives described below, we will not be in compliance with the consolidated net secured leverage ratio covenant under our Revolving Credit Facility for the quarter ending March 31, 2016. We are evaluating various alternatives with respect to our Revolving Credit Facility, but there is no certainty that we will be able to implement any alternatives or otherwise resolve our covenant issues. If the lenders under the Revolving Credit Facility are unwilling to provide us with the covenant flexibility we seek, and we are unable to comply with those covenants, we may be forced to repay or refinance amounts then outstanding under the Revolving Credit Facility, and there is no assurance that we will reach an agreement with our lenders on any such amendment or waiver.

In addition, as part of our quarterly compliance certificates required under our Revolving Credit Facility and also as a condition to borrow additional funds or issue letters of credit under our Revolving Credit Facility, we must make certain representations, including representations about our solvency, and we must remain in compliance with the financial ratios in our Revolving Credit Facility. Generally, the solvency representation requires, among other things, for us to determine at the time we desire to make a future borrowing, or issue or extend letters of credit, that the fair market value of our assets exceeds the face amount of our liabilities. The current commodity environment creates substantial uncertainty in determining fair market value of oil and natural gas assets which accordingly may impact our ability to continue to give the required representation.

We have engaged PJT Partners as a financial advisor and Vinson & Elkins L.L.P. as a legal advisor to advise management and our Board regarding potential strategic alternatives such as a refinancing or restructuring of our indebtedness and preferred equity or capital structure or seeking to raise additional capital through debt or equity financing to address our liquidity issues and high debt levels. We cannot assure you that any refinancing or debt or equity restructuring would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all.

Absent success in these pursuits, a resultant breach under the Revolving Credit Facility from covenant non-compliance or our inability to deliver the required solvency representations would cause a default under such facility, potentially resulting in acceleration of all amounts outstanding under the Revolving Credit Facility. If the lenders under the Revolving Credit Facility were to accelerate the indebtedness under the Revolving Credit Facility as a result of such defaults, such acceleration would cause a cross-default or cross-acceleration of all of our other outstanding indebtedness. Such a cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we will not have sufficient liquidity to repay all of our outstanding indebtedness. As a result, we may seek bankruptcy protection to continue our efforts to restructure our business and capital structure and may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements.

We may not be able to generate sufficient cash flows to service all of our indebtedness and may be forced to take other actions in order to satisfy our obligations under our indebtedness, which may not be successful.

During the second half of 2014 and into 2015, NYMEX-WTI oil prices fell from in excess of $100 per Bbl to below $50 per Bbl, the lowest price since 2009. Over the same period, Henry Hub spot prices for natural gas fell from in excess of $3.00 per MMBtu to below $2.00 per MMBtu. Oil prices have continued to decline in the first calendar quarter of 2016, with the price of WTI crude oil per barrel dropping below $27.00 in January 2016 for the first time in twelve years. These events have adversely impacted our available liquidity.

As of January 29, 2016, we had cash and cash equivalents of approximately $269 million and approximately $122 million of available borrowing capacity under our Revolving Credit Facility, which has a borrowing base of $500 million. As discussed above, as a condition to borrow funds or issue letters of credit under our Revolving Credit Facility, we must make certain representations, including representations about our solvency, and we must remain in compliance with the financial ratios in our Revolving Credit Facility. As discussed above, absent a material improvement in oil and gas prices or a refinancing or some restructuring of our debt obligations or other improvement in liquidity, we will not be in compliance with the consolidated net secured leverage ratio under the Revolving Credit Facility for the quarter ending March 31, 2016. In addition, the current commodity environment creates substantial uncertainty in determining fair market value of oil and natural gas assets which accordingly may impact our ability to continue to give the required solvency representation. Finally, continuation of hydrocarbon prices at current levels increase the likelihood that our borrowing base will be reduced as part of our next borrowing base redetermination scheduled for the spring of 2016, potentially requiring us to repay amounts under our Revolving Credit Facility if our borrowings under the Revolving Credit Facility exceed the redetermined borrowing base. If low prices continue and we are unable to achieve a restructuring of our debt obligations or other improvement in liquidity, all of these factors will limit our ability to access available borrowing capacity under our Revolving Credit Facility and forecasted cash and expected available credit capacity will not be sufficient to meet commitments as they come due for the next twelve months.

On February 16, 2016, the Company elected to enter into the 30-day grace period under the terms of the indenture governing EPL’s “8.25% Senior Notes” to extend the timeline for making the cash interest payment to March 17, 2016. The aggregate amount of the interest payments is approximately $8.8 million. During the 30-day grace period, the Company will work with its debt holders regarding its ongoing effort to develop and implement a comprehensive plan to restructure its balance sheet.

The election to enter into the 30-day grace period under the terms of the indenture governing the 8.25% Senior Notes constitutes a default; however, it does not constitute an Event of Default under the indenture governing our 8.25% Senior Notes or the Revolving Credit Facility. As a result of this default, certain restrictions have been placed on the Company, including but not limited to, its ability to incur additional indebtedness, draw on the Revolving Credit Facility and issue additional letters of credit. The Company has 30 days to cure the default by making the required interest payment that was due on February 16, 2016. Alternatively, the Company may restructure the debt with its creditors. On March 17, 2016, if the interest payment default is not cured, the default would be considered an Event of Default and the trustee or the holders of at least 25% in aggregate principal amount of then outstanding 8.25% Senior Notes may declare the principal and accrued interest for all outstanding 8.25% Senior Notes due and payable immediately. An Event of Default would also trigger cross defaults in the Company’s other debt obligations. An Event of Default would have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

As discussed in the risk factor above, we are currently evaluating strategic alternatives to address our liquidity issues and high debt levels, but we cannot assure you that any of our strategies will yield sufficient funds to meet our working capital or other liquidity needs, including for payments of interest and principal on our debt in the future, and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations. As a result, we may seek protection of the United States Bankruptcy Court (the “Bankruptcy Court”) to continue our efforts to restructure our business and capital structure and may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements.

We may seek the protection of the Bankruptcy Court, which may harm our business and place equity holders at significant risk of losing all of their interests in the Company.

We are in the process of analyzing various strategic alternatives to address our liquidity and capital structure, including strategic and refinancing alternatives through a private restructuring. However, a filing under Chapter 11 of the U.S. Bankruptcy Code may be unavoidable. Seeking Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as a proceeding related to a Chapter 11 proceeding continues, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. Bankruptcy Court protection also might make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer a proceeding related to a Chapter 11 proceeding continues, the more likely it is that our customers and suppliers would lose confidence in our ability to reorganize our businesses successfully and would seek to establish alternative commercial relationships.

Additionally, we have a significant amount of secured indebtedness that is senior to our unsecured indebtedness and a significant amount of total indebtedness that is senior to our existing preferred stock and common stock in our capital structure. As a result, we believe that seeking Bankruptcy Court protection under a Chapter 11 proceeding could result in a limited recovery for unsecured noteholders, if any, and place equity holders at significant risk of losing all of their interests in the Company.

If the trading price of our common stock fails to comply with the continued listing requirements of NASDAQ, we could face possible delisting. NASDAQ delisting could materially adversely affect the market for our shares.

Beginning on January 11, 2016, our common stock has generally traded on NASDAQ at less than $1.00 per share. If at any time our common stock falls below the minimum bid price of $1.00 per share for 30 consecutive business days, NASDAQ will send a deficiency notice to the Company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. If we are unable to resolve our bid price deficiency during the applicable compliance period, NASDAQ Staff will issue a delisting letter. At that time, the Company may request a hearing before a Hearing Panel, which will stay the delisting.

We cannot assure you that the price of our common stock will comply with the requirements for continued listing of our shares on NASDAQ. If we receive a deficiency notice, we cannot assure that we will be able to regain compliance or that any appeal of a decision to delist our common stock would be successful. If our common stock loses its listed status on NASDAQ and we are not successful in obtaining a listing on another exchange, our common stock would likely trade only in the over-the-counter market. If our common stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity thereof. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock.

Moreover, a delisting of our common stock could constitute a “fundamental change” under the terms of our $400 million aggregate principal amount of 3.0% Senior Convertible Notes. If a Fundamental Change occurs at any time prior to the maturity of the convertible notes, each holder shall have the right to require the Company to repurchase all or part of such holder’s notes in a principal amount thereof that is equal to $1,000 in principal amount or whole multiples thereof, on the date (the “Fundamental Change Repurchase Date”) specified by the Company that is not less than 20 nor more than 35 calendar days after the date of the Fundamental Change Company notice at a repurchase price, payable in cash, equal to 100% of the principal amount of the 3% Senior Convertible Notes being repurchased, plus accrued and unpaid interest to, but excluding, the Fundamental Change Repurchase Date. We cannot assure that we would have adequate liquidity to fund a repurchase. Each holder will also have the right to convert its 3% Senior Convertible Notes at any time beginning on the effective date of such transaction and until the close of business on the business day immediately preceding the relevant Fundamental Change Repurchase Date, which might require us to issue a significantly greater number of shares of our common stock for issuance upon conversion of the preferred stock and deplete the number of authorized shares of common stock available for issuance for other purposes. Such acceleration would cause a cross-default or cross-acceleration of all of our other outstanding indebtedness. Such a cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we will not have sufficient liquidity to repay all of our outstanding indebtedness.

If we are unable to spend the capital necessary to develop our proved undeveloped reserves, or if we are not otherwise able to successfully develop these reserves, we will be required to remove the associated volumes from our reported proved reserves, which could adversely affect our results of operations.

At June 30, 2015, approximately 32% of our total estimated proved reserves were undeveloped and may not be ultimately developed or produced. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. Our reserve estimates assume we can and will make these expenditures and conduct these operations successfully. These assumptions, however, may not prove to be accurate. Our reserve report at June 30, 2015 includes estimates of total future development costs over the next five years associated with our proved undeveloped reserves of approximately $823 million. We cannot be certain the estimated costs of the development of these reserves are accurate, that development will occur as scheduled, or that the results of such development will be as estimated. If we are unable to spend the capital necessary to develop these reserves, or if we are not otherwise able to successfully develop these reserves, we will be required to remove the associated volumes from our reported proved reserves. In addition, under the SEC’s reserve rules, because proved undeveloped reserves may be booked only if they relate to wells scheduled to be drilled within five years of the date of booking, we may be required to remove any proved undeveloped reserves not developed within this five-year time frame.

Due to the depressed commodity prices and our lack of capital resources to develop our properties, the Company believes that all of its proved undeveloped oil and gas reserves no longer qualify as being proved as of the period ended December 31, 2015. We have thus removed all of our proved undeveloped oil and gas reserves from the proved category as of December 31, 2015. Almost all of the proved undeveloped reserves that were removed from the proved category as of December 31, 2015 are still economic at current prices, but were reclassed to the probable category because they are no longer expected to be drilled within five years of initial booking due to current constraints on ability to fund development drilling. A removal of such reserves will adversely affect our results of operations. In addition, as of December 31, 2015, we identified certain of our unevaluated properties totaling to $336.5 million as being uneconomical and have transferred such amounts to the full cost pool, subject to amortization.

We may be required to post additional collateral to satisfy the collateral requirements related to the surety bonds that secure our offshore decommissioning obligations.

To cover the costs for various obligations of lessees on the Outer Continental Shelf (“OCS”), including costs for such decommissioning obligations as the plugging of wells, the removal of platforms and other facilities, the decommissioning of pipelines and the clearing of the seafloor of obstructions typically performed at the end of production, the BOEM generally requires that the lessees post substantial bonds or other acceptable financial assurances that such obligations will be met. Failure to post the requisite bonds or otherwise satisfy the BOEM’s security requirements could have a materially adverse effect on our ability to operate in the U.S. Gulf of Mexico.

Because we are not exempt from the BOEM’s supplemental bonding requirements, we engage a number of surety companies to post the requisite bonds. Pursuant to the terms of our agreements with these surety companies, we are required to post collateral at the outset of the agreement or subsequently on demand, the amount of which typically may be increased at the surety companies’ discretion. Given current commodity prices’ effect on our creditworthiness and the unwillingness of the surety companies to post bonds without the requisite collateral, we cannot assure that we will always be able to satisfy the demands for additional collateral for current bonds or comply with new supplemental bonding requirements. If we fail to do so, we may be in default under our agreements with the surety companies, which in turn could cause a cross-default under our Revolving Credit Facility and potentially our indentures.

We may be required to provide additional letters of credit to support the additional collateral or bonding requirements requested by the BOEM or the surety companies. Such letters of credit would likely be issued under our Revolving Credit Facility and would reduce the amount of borrowings available under such facility in the amount of any such letter of credit obligations. We can provide no assurance that we can continue to obtain bonds or other surety in all cases given these new expenses, and if we are unable to obtain the additional required bonds or the increased amount of required collateral as requested, the BOEM may require any or all of our operations on federal leases to be suspended or cancelled or otherwise impose monetary penalties, and any one or more of such actions could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.

New regulatory initiatives imposing more stringent requirements regarding the emission of pollutants, including greenhouse gases, could cause us to incur increased capital expenditures and operating costs, which could be significant.

The federal Clean Air Act and comparable state laws, regulate emissions of various air pollutants through air emissions standards, construction and operating permitting programs and the imposition of other compliance requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to result in the emission of new or increased existing air pollutants, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay the development of oil and natural gas projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in August 2015, the EPA announced proposed rules, expected to be finalized in 2016, that would establish new controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production activities, as part of an overall effort to reduce methane emissions by up to 45 percent in 2025. In a second example, in October 2015, the EPA issued a final rule under the federal Clean Air Act, lowering the National Ambient Air Quality Standard for ground-level ozone to 70 parts per million under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively. On an international level, the United States is one of almost 200 nations that agreed in December 2015 to an international climate change agreement in

Paris, France that calls for countries to set their own greenhouse gas emissions targets and be transparent about the measures each country will use to achieve its greenhouse gas emissions targets. Although it is not possible at this time to predict how new methane or ozone restrictions would impact our business or how or when the United State might impose restrictions on greenhouse gases as a result of the international agreement agreed to in Paris but any new legal requirements that impose more stringent requirements on the emission of pollutants, including greenhouse gases, from our operations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition, demand for our services, results of operations, and cash flows.

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

ENERGY XXI LTD
By: /S/ BRUCE W. BUSMIRE Bruce W. Busmire Duly Authorized Officer and Chief Financial Officer
By: /S/ HUGH A. MENOWN Hugh A. Menown Duly Authorized Officer and Executive Vice President and Chief Accounting Officer

Date: February 16, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to the Following
3.1	Altered Memorandum of Association of Energy XXI Ltd	3.1 to the Company’s Form 8-K filed on November 9, 2011
3.2	Bye-Laws of Energy XXI Ltd	3.2 to the Company’s Form 8-K filed on November 9, 2011
10.1	Twelfth Amendment to Second Amended and Restated First Lien Credit Agreement, dated as of November 30, 2015	10.1 to the Company’s Form 8-K filed on November 30, 2015
10.2 †	First Amendment to Employment Agreement, dated as of October 15, 2015, by and between the Company and John D. Schiller, Jr.	10.1 to the Company’s Form 8-K filed on October 15, 2015
10.3 †	Form of Restricted Stock Unit Agreement (Chief Executive Officer) under 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	4.4 to the Company’s Form S-8 filed on December 8, 2015
10.4 †	Form of Restricted Stock Unit Agreement under 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	4.5 to the Company’s Form S-8 filed on December 8, 2015
10.5 †	Form of TSR Outperformance Restricted Stock Unit Agreement (Chief Executive Officer) under 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	4.6 to the Company’s Form S-8 filed on December 8, 2015
10.6 †	Form of TSR Outperformance Restricted Stock Unit Agreement under 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	4.7 to the Company’s Form S-8 filed on December 8, 2015
10.7 †	Energy XXI Services, LLC Long-Term Performance Cash Incentive Plan	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

(†)	Executive Compensation Plan or Arrangement