Form 10-Q
period 2016-03-31
Energy XXI Ltd
filed 2016-05-10
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, there were 97,507,056 shares outstanding of the registrant’s common stock, par value $0.005 per share.

ENERGY XXI LTD

i

GLOSSARY OF TERMS

Below is a list of terms that are common to our industry and used throughout this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (“Quarterly Report”):

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments as well as other factors the Company believes are appropriate under the circumstances and their potential effect on us. While management believes that these forward-looking statements are reasonable, such statements are not guarantees of future performance and the actual results or developments anticipated may not be realized or, even if substantially realized, may not have the expected consequences to or effects on the Company’s business or results. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	risks and uncertainties associated with the Chapter 11 process described below, including our inability to develop, confirm and consummate a plan under Chapter 11 or an alternative restructuring transaction, including a sale of all or substantially all of our assets, which may be necessary to continue as a going concern;
•	inability to maintain relationships with suppliers, customers, employees and other third parties as a result of our Chapter 11 filing;
•	our ability to obtain the approval of the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining strategic control as debtor-in-possession;
•	our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;
•	the effects of the Bankruptcy Petitions on the Company and on the interests of various constituents, including holders of our common stock;
•	Bankruptcy Court rulings in the Chapter 11 Cases as well as the outcome of all other pending litigation and the outcome of the Chapter 11 Cases in general;
•	the length of time that the Company will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;
•	risks associated with third party motions in the Chapter 11 Cases, which may interfere with our ability to confirm and consummate a plan of reorganization;
•	the potential adverse effects of the Chapter 11 proceedings on our liquidity and results of operations;
•	increased advisory costs to execute a reorganization;
•	the impact of the NASDAQ’s delisting of our common stock on the liquidity and market price of our common stock and on our ability to access the public capital markets;
•	our business strategy;
•	further or sustained declines in the prices we receive for our oil and gas production;
•	our ability to develop, explore for, acquire and replace oil and natural gas reserves and sustain production;
•	our future financial condition, results of operations, revenues, cash flows and expenses;

•	our future levels of indebtedness, liquidity, compliance with financial covenants and our ability to continue as a going concern;
•	our inability to obtain additional financing necessary to fund our operations, capital expenditures, and to meet our other obligations;
•	our ability to post additional collateral for current bonds or comply with new supplemental bonding requirements imposed by the Bureau of Ocean Energy Management (the “BOEM”);
•	economic slowdowns that can adversely affect consumption of oil and gas by businesses and consumers;
•	uncertainties in estimating our oil and gas reserves and net present values of those reserves;
•	the need to take ceiling test impairments due to lower commodity prices;
•	hedging activities exposing us to pricing and counterparty risks;
•	replacing our oil and gas reserves;
•	geographic concentration of our assets;
•	uncertainties in exploring for and producing oil and gas, including exploitation, development, drilling and operating risks;
•	our ability to make acquisitions and to integrate acquisitions;
•	our ability to establish production on our acreage prior to the expiration of related leaseholds;
•	availability of drilling and production equipment, facilities, field service providers, gathering, processing and transportation;
•	disruption of operations and damages due to capsizing, collisions, hurricanes or tropical storms;
•	environmental risks;
•	availability, cost and adequacy of insurance coverage;
•	competition in the oil and gas industry;
•	our inability to retain and attract key personnel;
•	the effects of government regulation and permitting and other legal requirements;
•	costs associated with perfecting title for mineral rights in some of our properties; and
•	weaknesses in our internal controls.

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the “2015 Annual Report”), Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 and Part II, “Item 1A. Risk Factors” in this Quarterly Report.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION

ITEM 1. Unaudited Consolidated Financial Statements

ENERGY XXI LTD

CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)

	March 31, 2016	June 30, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$183,447	$756,848
Accounts receivable
Oil and natural gas sales	52,573	100,243
Joint interest billings	15,832	12,433
Other	21,658	43,513
Prepaid expenses and other current assets	33,845	24,298
Restricted cash	9,710	9,359
Derivative financial instruments	—	22,229
Total Current Assets	317,065	968,923
Property and Equipment
Oil and natural gas properties, net – full cost method of accounting, including $58.6 million and $436.4 million of unevaluated properties not being amortized at March 31, 2016 and June 30, 2015, respectively	797,036	3,570,759
Other property and equipment, net	18,481	21,820
Total Property and Equipment, net of accumulated depreciation, depletion, amortization and impairment	815,517	3,592,579
Other Assets
Derivative financial instruments	—	3,898
Equity investments	—	10,835
Restricted cash	55,559	32,667
Other assets and debt issuance costs, net of accumulated amortization	14,304	81,927
Total Other Assets	69,863	129,327
Total Assets	$1,202,445	$4,690,829
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$74,921	$156,339
Accrued liabilities	156,553	155,306
Asset retirement obligations	52,546	33,286
Derivative financial instruments	—	2,661
Current maturities of long-term debt	2,863,487	11,395
Total Current Liabilities	3,147,507	358,987
Long-term debt, less current maturities	—	4,597,037
Asset retirement obligations	496,192	453,799
Derivative financial instruments	—	1,358
Other liabilities	17,090	8,370
Total Liabilities	3,660,789	5,419,551

See accompanying Notes to Consolidated Financial Statements.

ENERGY XXI LTD

CONSOLIDATED BALANCE SHEETS – (continued)
(In Thousands, except share information)

	March 31, 2016	June 30, 2015
	(Unaudited)
Commitments and Contingencies (Note 16)
Stockholders’ Deficit
Preferred stock, $0.001 par value, 7,500,000 shares authorized at March 31, 2016 and June 30, 2015
7.25% Convertible perpetual preferred stock, 3,000 shares issued and outstanding at March 31, 2016 and June 30, 2015	—	—
5.625% Convertible perpetual preferred stock, 692,450 and 812,759 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	1	1
Common stock, $0.005 par value, 200,000,000 shares authorized and 97,504,961 and 94,643,498 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	486	472
Additional paid-in capital	1,845,523	1,843,918
Accumulated deficit	(4,304,354)	(2,573,113)
Total Stockholders’ Deficit	(2,458,344)	(728,722)
Total Liabilities and Stockholders’ Deficit	$1,202,445	$4,690,829

See accompanying Notes to Consolidated Financial Statements.

ENERGY XXI LTD

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Revenues
Oil sales	$95,081	$177,605	$413,687	$827,468
Natural gas sales	14,430	27,012	54,530	93,374
Gain on derivative financial instruments	6,774	16,963	90,506	265,150
Total Revenues	116,285	221,580	558,723	1,185,992
Costs and Expenses
Lease operating	82,044	108,110	265,024	370,061
Production taxes	221	1,537	1,287	6,893
Gathering and transportation	14,155	3,726	45,911	17,685
Depreciation, depletion and amortization	53,847	187,947	299,438	522,242
Accretion of asset retirement obligations	15,057	12,106	45,785	37,723
Impairment of oil and natural gas properties	340,469	569,616	2,670,930	569,616
Goodwill impairment	—	—	—	329,293
General and administrative expense	28,358	37,121	79,562	91,290
Total Costs and Expenses	534,151	920,163	3,407,937	1,944,803
Operating Loss	(417,866)	(698,583)	(2,849,214)	(758,811)
Other Income (Expense)
Loss from equity method investees	—	(2,635)	(10,746)	(2,951)
Other income, net	388	1,231	3,436	3,173
Gain on early extinguishment of debt	777,022	—	1,525,596	—
Interest expense	(198,768)	(85,039)	(392,220)	(218,203)
Total Other Income (Expense), net	578,642	(86,443)	1,126,066	(217,981)
Income (Loss) Before Income Taxes	160,776	(785,026)	(1,723,148)	(976,792)
Income Tax Expense (Benefit)	—	(289,965)	51	(232,958)
Net Income (Loss)	160,776	(495,061)	(1,723,199)	(743,834)
Preferred Stock Dividends	2,378	2,862	8,042	8,605
Net Income (Loss) Attributable to Common Stockholders	$158,398	$(497,923)	$(1,731,241)	$(752,439)
Earnings (Loss) per Share
Basic	$1.65	$(5.27)	$(18.17)	$(8.00)
Diluted	$1.55	$(5.27)	$(18.17)	$(8.00)
Weighted Average Number of Common Shares Outstanding
Basic	95,916	94,408	95,254	94,076
Diluted	104,001	94,408	95,254	94,076

See accompanying Notes to Consolidated Financial Statements.

ENERGY XXI LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(1,723,199)	$(743,834)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	299,438	522,242
Impairment of oil and natural gas properties	2,670,930	569,616
Goodwill impairment	—	329,293
Deferred income tax expense (benefit)	—	(233,798)
Gain on early extinguishment of debt	(1,525,596)	—
Change in fair value of derivative financial instruments	19,163	(85,086)
Accretion of asset retirement obligations	45,785	37,723
Loss from equity method investees	10,746	2,951
Amortization and write off of debt issuance costs and other	137,592	17,942
Deferred rent	6,939	—
Stock-based compensation	1,173	3,271
Changes in operating assets and liabilities
Accounts receivable	33,597	62,163
Prepaid expenses and other assets	(12,919)	32,938
Settlement of asset retirement obligations	(75,032)	(77,235)
Accounts payable and accrued liabilities	(87,519)	(277,854)
Net Cash Provided by (Used in) Operating Activities	(198,902)	160,332
Cash Flows from Investing Activities
Acquisitions, net of cash	(2,797)	(301)
Capital expenditures	(93,831)	(512,302)
Insurance payments received	4,379	2,669
Change in equity method investments	—	12,642
Transfer from (to) restricted cash	(22,892)	325
Proceeds from the sale of properties	4,623	7,093
Other	41	185
Net Cash Used in Investing Activities	(110,477)	(489,689)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	334	2,187
Dividends to shareholders – common	—	(23,492)
Dividends to shareholders – preferred	(5,673)	(8,605)
Proceeds from long-term debt	1,121	2,586,572
Payments on long-term debt	(227,884)	(1,729,355)
Payment of debt assumed in acquisition	(25,187)	—
Fees related to debt extinguishment	(3,526)	—
Debt issuance costs	(2,163)	(41,732)
Other	(1,044)	—
Net Cash Provided by (Used in) Financing Activities	(264,022)	785,575
Net Increase (Decrease) in Cash and Cash Equivalents	(573,401)	456,218
Cash and Cash Equivalents, beginning of period	756,848	145,806
Cash and Cash Equivalents, end of period	$183,447	$602,024

See accompanying Notes to Consolidated Financial Statements.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization and Chapter 11 Proceedings

Nature of Operations

Energy XXI Ltd was incorporated in Bermuda on July 25, 2005. References in this report to “us,” “we,” “our,” “the Company,” or “Energy XXI” are to Energy XXI Ltd and its wholly-owned subsidiaries. With our principal operating subsidiary headquartered in Houston, Texas, we are engaged in the acquisition, exploration, development and operation of oil and natural gas properties onshore in Louisiana and Texas and in the Gulf of Mexico Shelf (“GoM Shelf”). We were listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “EXXI” prior to the suspension of our common stock at the opening of business on April 25, 2016, in connection with the commencement of the Chapter 11 proceedings described below. Our common stock resumed trading on the OTC Markets Group Inc.’s OTC Pink (the “OTC Pink”) under the symbol “EXXIQ” on April 25, 2016.

Bankruptcy Proceedings and Restructuring Support Agreement

On April 14, 2016, the Company, Energy XXI Gulf Coast, Inc., an indirect wholly-owned subsidiary of the Company (“EGC”), EPL Oil & Gas, Inc., an indirect wholly-owned subsidiary of the Company (“EPL”) and certain other subsidiaries of the Company (excluding Energy XXI GIGS Services, LLC, which leases a subsea pipeline gathering system located in the shallow Gulf of Mexico Shelf and storage an onshore processing facilities on Grand Isle, Louisiana) listed on Schedule 1 of the Restructuring Support Agreement (as defined below) (together with the Company, EGC and EPL, the “Debtors”) filed voluntary petitions for reorganization (the petitions collectively, the “Bankruptcy Petitions”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 (“Chapter 11”) of the United States Bankruptcy Code (the “Bankruptcy Code”). The Debtor’s Chapter 11 cases (collectively, the “Chapter 11 Cases”) are being administered under the caption “In re: Energy XXI Ltd, et al., Case No. 16-31928.” The Debtors will continue to operate their businesses and manage their assets as debtors-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Concurrently with the filing of the Bankruptcy Petitions, Energy XXI Ltd filed a winding-up petition commencing an official liquidation proceeding under the laws of Bermuda before the Supreme Court of Bermuda. On April 15, 2016, John C. McKenna was appointed as provisional liquidator by the Supreme Court of Bermuda.

Prior to filing the Bankruptcy Petitions, on April 11, 2016, the Debtors entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with certain holders (the “Second Lien Noteholders”) of EGC’s 11.0% Senior Secured Second Lien Notes due 2020 (the “Second Lien Notes”), providing that the Second Lien Noteholders party thereto will support a restructuring of the Debtors, subject to the terms and conditions of the Restructuring Support Agreement. The restructuring transactions contemplated by the Restructuring Support Agreement will be effectuated through a joint prearranged plan of reorganization (as may be amended, restated, supplemented, or otherwise modified from time to time, (the “Plan”)). The Plan will represent a settlement of various issues, controversies, and disputes.

The Restructuring Support Agreement provides, among other things, that:

•	The liquidation of Energy XXI Ltd will be completed under the laws of Bermuda, and, given that it is unlikely to have assets available for distribution, existing equity holders would receive no distributions in respect of that equity in that liquidation.
•	The Debtors, on behalf of the holders of claims (the “First Lien Claims”) arising on account of the Company’s Second Amended and Restated First Lien Credit Agreement (as amended, the “First Lien Credit Facility,” “Revolving Credit Facility” or “Revolver”) and subject to further negotiations with the lenders (the “Lenders”) under the Revolving Credit Facility, will use their best efforts to ensure that at emergence, the amount drawn under the Revolving Credit Facility either

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization and Chapter 11 Proceedings  – (continued)

(i) remains outstanding or (ii) is refinanced with a new facility with terms acceptable to the Second Lien Noteholders party to the Restructuring Support Agreement (the “Restructuring Support Parties”) who hold, in aggregate, at least 66.6% in principal amount of the Second Lien Notes Claims (as defined below) held by the Restructuring Support Parties (the “Majority Restructuring Support Parties”); provided, however that (a) $228 million of letters of credit usage remains outstanding and (b) other terms, including a borrowing base redetermination holiday, are acceptable to the Debtors and the Majority Restructuring Support Parties. If the Debtors are unable to obtain the foregoing treatment of the First Lien Claims, then the Debtors will use their best efforts to obtain treatment acceptable to the Debtors and the Majority Restructuring Support Parties.
•	Holders of claims relating to the Second Lien Notes (the “Second Lien Notes Claims”) will receive their pro rata share of 100% of the common stock (the “New Equity”) in the reorganized company (the “New Entity”) on account of such Second Lien Notes Claims, subject to dilution from the issuance of New Equity in connection with the long-term management incentive plan for the reorganized Debtors (the “Management Incentive Plan”) and the Warrant Package (as defined below).
•	Holders of allowed priority claims (other than a priority tax claim or administrative claim) will receive either: (i) cash equal to the full allowed amount of such claim or (ii) such other treatment as may otherwise be agreed to by such holder, the Debtors, and the Majority Restructuring Support Parties.
•	Holders of secured claims (other than a priority tax claim, First Lien Claim, or Second Lien Notes Claim) will receive, at the Debtors’ election and with the consent of the Majority Restructuring Support Parties, either: (i) cash equal to the full allowed amount of such claim, (ii) reinstatement of such holder’s claim, (iii) the return or abandonment of the collateral securing such claim to such holder, or (iv) such other treatment as may otherwise be agreed to by such holder, the Debtors, and the Majority Restructuring Support Parties.
•	If the holders of claims relating to the unsecured EGC notes (the “EGC Unsecured Notes Claims”), the unsecured EPL notes (the “EPL Unsecured Notes Claims”) and the Company’s senior unsecured convertible notes (the “EXXI Convertible Notes Claims”) vote to accept the Plan, then such holders will receive their pro rata share of the package of out-of-the-money warrants equal to an aggregate of up to 10% of the New Equity (subject to dilution from the Management Incentive Plan) with a maturity of 10 years and an equity strike price equal to (i) the principal amount of the Second Lien Notes Claims less the original issue discount of approximately $53.5 million plus (ii) accrued and unpaid interest (the “Warrant Package”). If, however, the holders of such claims vote to reject the Plan, then such holders will not receive a distribution under the Plan. Subject to the terms of the Plan, the Warrant Package will be divided amongst the classes of EGC Unsecured Notes Claims, EPL Unsecured Notes Claims, or EXXI Convertible Notes Claims, consistent with their respective legal entitlements.
•	John D. Schiller, Jr. will continue as the New Entity’s Chief Executive Officer and a member of its board of directors.
•	The Debtors will negotiate the terms and conditions of an amended and restated employment agreement with Mr. Schiller as Chief Executive Officer of the reorganized company, which terms and conditions shall be subject to the prior written consent of the Majority Restructuring Support Parties.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization and Chapter 11 Proceedings  – (continued)

Milestones

The Restructuring Support Agreement also contains the following proposed milestones (the “Milestones”) for progress in the Chapter 11 proceedings:

•	no later than April 14, 2016, the Debtors shall commence the Chapter 11 Cases by filing Bankruptcy Petitions with the Bankruptcy Court (such filing date, the “Petition Date”);
•	no later than April 14, 2016, Energy XXI Ltd will file a winding up petition with the Bermuda Court commencing the Bermuda Proceeding;
•	on the Petition Date, the Debtors shall file with the Bankruptcy Court (i) a motion seeking entry of the interim order authorizing use of cash collateral (the “Interim Cash Collateral Order”) and the final order authorizing use of cash collateral (the “Final Cash Collateral Order”); and (ii) a motion seeking to assume the Restructuring Support Agreement (the “RSA Assumption Motion”);
•	no later than April 18, 2016, the Bankruptcy Court shall have entered the Interim Cash Collateral Order;
•	no later than May 16, 2016, the Debtors shall file with the Bankruptcy Court: (i) the Plan; (ii) the related disclosure statement (and all exhibits thereto) with respect to the Plan (the “Disclosure Statement”); and (iii) a motion (the “Disclosure Statement and Solicitation Motion”) seeking, among other things, (A) approval of the Disclosure Statement, (B) approval of procedures for soliciting, receiving, and tabulating votes on the Plan and for filing objections to the Plan, and (C) to schedule the hearing to consider confirmation of the Plan (the “Confirmation Hearing”);
•	no later than May 25, 2016, the Bankruptcy Court shall have entered the Final Cash Collateral Order;
•	no later than July 1, 2016, the Bankruptcy Court shall have entered an order authorizing the assumption of the Restructuring Support (the “RSA Assumption Order”);
•	no later than July 1, 2016, (i) the Bankruptcy Court shall have entered an order approving the Disclosure Statement and the relief requested in the Disclosure Statement and Solicitation Motion; and (ii) no later than five (5) business days after entry of the order approving the Disclosure Statement and Solicitation Motion, the Debtors shall have commenced solicitation on the Plan by mailing the solicitation materials with respect to the Plan (collectively, the “Solicitation Materials”) to parties eligible to vote on the Plan;
•	no later than August 8, 2016, the Bankruptcy Court shall have commenced the Confirmation Hearing;
•	no later than August 19, 2016, the Bankruptcy Court shall have entered the confirmation order with respect to the Plan (the “Confirmation Order”); and
•	no later than September 2, 2016, the Debtors shall consummate the transactions contemplated by the Plan (the date of such consummation, the “Effective Date”), it being understood that the satisfaction of the conditions precedent to the Effective Date (as set forth in the Plan) shall be conditions precedent to the occurrence of the Effective Date.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization and Chapter 11 Proceedings  – (continued)

The Majority Restructuring Support Parties have the right, but not the obligation, to terminate their obligations under the Restructuring Support Agreement upon the failure of the Debtors to meet any of the Milestones unless (i) such failure is the direct result of any act, omission, or delay on the part of any Restructuring Support Parties in violation of its obligations under the Restructuring Support Agreement or (ii) such Milestone is extended with the express prior written consent of the Majority Restructuring Support Parties.

Reorganization Process

On the Petition Date, the Bankruptcy Court issued certain additional interim and final orders with respect to the Debtors’ first-day motions and other operating motions that allow the Debtors to operate their businesses in the ordinary course. The first-day motions provided for, among other things, the payment of certain pre-petition employee and retiree expenses and benefits, the use of the Debtors’ existing cash management system, the payment of certain pre-petition amounts to certain critical vendors, the ability to pay certain pre-petition taxes and regulatory fees, and the payment of certain pre-petition claims owed on account of insurance policies and programs. With respect to those first-day motions for which only interim approval has been granted, the Bankruptcy Court has scheduled final hearings on such motions for May 13, 2016.

Subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petitions. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors’ property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors’ may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions, including approval of the majority of Majority Restructuring Support Parties in accordance with the Restructuring Support Agreement.

A Chapter 11 plan (including the Plan) determines the rights and satisfaction of claims and interests of various creditors and security holders and is subject to the ultimate outcome of negotiations and the Court’s decisions through the date on which a Chapter 11 plan (including the Plan) is confirmed. The Debtors currently expect that any proposed Chapter 11 plan (including the Plan), among other things, would provide mechanisms for settlement of the Debtors’ pre-petition obligations, changes to certain operational cost drivers, treatment of the Company’s existing equity holders, potential income tax liabilities and certain corporate governance and administrative matters pertaining to the reorganized New Entity. Any proposed Chapter 11 plan will (and the Plan may) be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Debtors’ creditors, including the Lenders under the Revolving Credit Facility and holders of the EGC Unsecured Notes Claims, EPL Unsecured Notes Claims, and EXXI Convertible Notes Claims, and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that the Debtors will be able to secure approval for the Plan or any other Chapter 11 plan from the Bankruptcy Court or that any Chapter 11 plan will be accepted by the Debtors’ creditors.

Under the priority rankings established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a Chapter 11 plan (including the Plan). The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a Chapter 11 plan (including the Plan). No assurance can be given as to what values, if any, will be ascribed to each of

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization and Chapter 11 Proceedings  – (continued)

these constituencies or what types or amounts of distributions, if any, they would receive. A Chapter 11 plan (including the Plan) could result in holders of certain liabilities and/or securities, including common stock, receiving no distribution on account of their interests. Because of such possibilities, there is significant uncertainty regarding the value of our liabilities and securities, including our common stock. At this time, there is no assurance we will be able to restructure as a going concern or successfully propose or implement a Chapter 11 plan (including the Plan).

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements

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

For the three and nine months ended March 31, 2016 and 2015, the consolidated financial statements have not been modified to reflect the bankruptcy filing. For periods subsequent to filing the Bankruptcy Petitions, the Company will apply the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 852, Reorganizations, in preparing the consolidated financial statements. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the Chapter 11 Cases will be recorded in a reorganization line item on the consolidated statements of operations. In addition, the pre-petition obligations that may be impacted by the bankruptcy reorganization process will be classified on the balance sheet in liabilities subject to compromise. These liabilities will be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

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

Going Concern Matters.  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, although the Bankruptcy Petitions noted above and sustained depressed commodity prices raise substantial doubt about our ability to continue as a going concern. Accordingly, the financial statements and related notes do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that would be required should we be unable to continue as a going concern.

Use of Estimates.  The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates of proved reserves are key components of our depletion rate for our proved oil and natural gas properties and the full cost ceiling test limitation. Other items subject to estimates and assumptions include fair value estimates used in

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements  – (continued)

accounting for acquisitions and dispositions; carrying amounts of property, plant and equipment; goodwill; asset retirement obligations; deferred income taxes; and valuation of derivative financial instruments, among others. Accordingly, our accounting estimates require the exercise of judgment by management in preparing such estimates. While we believe that the estimates and assumptions used in preparation of our consolidated financial statements are appropriate, actual results could differ from those estimates, and any such differences may be material.

Recent Accounting Pronouncements.  In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09. With the one-year deferral, ASU 2014-09 is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are evaluating the impact of the pending adoption of ASU 2014-09 on our financial position and results of operations and have not yet determined the method that will be adopted.

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

The ASU is effective for public entities for annual periods beginning after December 15, 2015, and interim periods within those annual reporting periods. Early adoption is permitted for financial statements that have not been previously issued. The guidance will be applied on a retrospective basis. As a result of adopting ASU 2015-15, debt issuance costs will be presented in our consolidated balance sheets as a reduction in the carrying amount of the related debt liability, although we are continuing to evaluate the impact of ASU 2015-15 as it relates to debt issuance costs associated with line-of-credit arrangements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred taxes on the balance sheet by requiring classification of all deferred tax items as noncurrent including valuation allowances by jurisdiction. ASU 2015-17 is effective for public entities for annual periods beginning after December 15, 2016, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of any

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements  – (continued)

interim or annual reporting period. Our early adoption of ASU 2015-17 during the quarter ended December 31, 2015 had no effect on our consolidated financial position, results of operations or cash flows other than presentation.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification and creating Topic 842, Leases. The guidance in this ASU supersedes Topic 840, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the provisions of this new standard and assessing the impact it may have on our consolidated financial position, results of operations or cash flows.

Note 3 — Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of approximately $183 million and no available borrowing capacity under our Revolving Credit Facility. As of March 31, 2016, the total carrying value of our indebtedness was $2,863.5 million and was classified as current due to covenant violations that existed at March 31, 2016, that were not cured prior to the Bankruptcy Petitions filed by us on April 14, 2016. Our indebtedness was comprised of $99.4 million of secured indebtedness outstanding under our Revolving Credit Facility, $1.45 billion of Second Lien Notes, $4.8 million in other secured indebtedness and $1,309.3 million of unsecured notes.

Liquidity Before Filing Under Chapter 11 of the United States Bankruptcy Code

We have historically funded our operations primarily through cash flows from operating activities, borrowings under our Revolving Credit Facility, proceeds from the issuance of debt and equity securities and proceeds from asset sales. However, future cash flows are subject to a number of variables, and are highly dependent on the prices we receive for oil and natural gas. Oil and natural gas prices declined severely during fiscal year 2015 and have declined even further through fiscal 2016 to date. The price of WTI crude oil per barrel dropped below $27.00 per barrel in January 2016 for the first time in twelve years. Although oil prices have rebounded above $40.00 per barrel in April and May 2016, there is still significant volatility in commodity prices and these prices are still significantly lower than the industry has experienced in recent years. These lower commodity prices have negatively impacted revenues, earnings and cash flows, and sustained low oil and natural gas prices will have a material and adverse effect on our liquidity position.

As a result of the material adverse effect of commodity price declines on our liquidity position, uncertainty arose in the third quarter of fiscal 2016 as to whether we would be able to deliver the quarterly compliance certificate required under our Revolving Credit Facility, which among other things, requires that we make certain representations regarding our solvency and ongoing compliance with the financial ratios under our Revolving Credit Facility. In light of this uncertainty, on February 29, 2016, we entered into the Thirteenth Amendment and Waiver to our Revolving Credit Facility described below (the “Thirteenth Amendment”) which, among other things, waived our requirement to deliver a compliance certificate for the fiscal quarter ended December 31, 2015. On March 14, 2016, we entered into the Fourteenth Amendment and Waiver to the Revolving Credit Facility (the “Fourteenth Amendment”), which, among other things, extended the term of the waiver of the compliance certificate included in the Thirteenth Amendment until April 15, 2016.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Liquidity and Capital Resources  – (continued)

In addition to providing that we were not required to deliver a compliance certificate for the fiscal quarter ended December 31, 2015 until its expiration date, the following additional changes to the First Lien Credit Agreement became effective upon the execution of the Thirteenth Amendment:

•	Prohibiting EGC and EPL from borrowing under the First Lien Credit Agreement before March 15, 2016.
•	Requiring EGC and EPL to deposit the proceeds of any loan under the First Lien Credit Agreement in an account covered by a control agreement in favor of the administrative agent.
•	Allowing for EGC and EPL to get replacement letters of credit under the First Lien Credit Agreement without satisfying the credit extension conditions in the First Lien Credit Agreement so long as the replacement letter of credit does not have an aggregate face amount in excess of the available amount of the letter of credit being replaced and certain other conditions set forth in the Thirteenth Amendment are met.

The Fourteenth Amendment further provided for the reduction of our borrowing base under the First Lien Credit Agreement. The borrowing base under the First Lien Credit Agreement as of the effectiveness of the Fourteenth Amendment was reduced from $500 million to $377.8 million, with such reduction effectively removing any further borrowing capacity under the First Lien Credit Agreement beyond an aggregate amount equal to the amount of outstanding letters of credit that have been issued thereunder plus the amount of outstanding loans to EPL thereunder. The Fourteenth Amendment further provided that we unwind certain hedging transactions and use the proceeds therefrom to repay amounts of outstanding loans to EPL under the First Lien Credit Agreement, and for such repayments to then result in an automatic and permanent reduction in our borrowing base. Accordingly, on March 15, 2016, we unwound and monetized all of our outstanding crude oil and natural gas contracts and received $50.6 million and paid this amount to reduce EPL’s borrowing base. As of March 31, 2016, our borrowing base was $327.2 million.

In response to commodity price declines, our fiscal year 2016 capital budget was reduced to a current planned amount in the range of $155 to $160 million, as compared to actual capital expenditures in fiscal year 2015 (excluding acquisition activity) of approximately $649 million, with a remaining budget of approximately $6 million to $11 million for the fourth quarter of fiscal 2016. Due to the depressed commodity prices and our lack of capital resources to develop our properties, the Company believed that all of its proved undeveloped oil and gas reserves no longer qualified as being proved as of the period ended December 31, 2015. As a result, we removed all of our proved undeveloped oil and gas reserves from the proved category as of December 31, 2015. Almost all of the proved undeveloped reserves that were removed from the proved category as of December 31, 2015 are still economic at current prices, but were reclassed to the probable category because they are no longer expected to be drilled within five years of initial booking due to current constraints on our ability to fund development drilling. In addition, as of December 31, 2015, we identified certain of our unevaluated properties totaling to $336.5 million as being uneconomical and transferred such amounts to the full cost pool, subject to amortization. The curtailment of the development of our properties will eventually lead to a decline in our production and reserves which would further reduce our liquidity and ability to satisfy our debt obligations by negatively impacting our cash flow from operating activities and the value of our assets.

Our liquidity may be further adversely affected if the BOEM requires us to provide additional bonding as a means to assure our decommissioning obligations, such as the plugging of wells, the removal of platforms and other offshore facilities, the abandonment of offshore pipelines and the clearing of the seafloor of obstructions, or if the surety companies providing such bonds on our behalf require us to provide additional cash collateral for such new or existing bonds. Any further expense in providing additional bonds or restrictions on our cash to collateralize existing bonds or new bonds would further reduce our liquidity.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Liquidity and Capital Resources  – (continued)

As a result of continued decreases in commodity prices and our substantial debt burden, we continued throughout the third quarter of fiscal 2016 to work with our financial and legal advisors to analyze a variety of solutions to reduce our overall financial leverage, while maintaining primary focus on preserving liquidity. As part of this process, we engaged in discussions with certain of our debtholders and other stakeholders to develop and implement a comprehensive plan to restructure our balance sheet. As previously disclosed, as part of these ongoing discussions, on February 16, 2016, we had elected to enter into the 30-day grace period under the terms of the indenture governing EPL’s outstanding 8.25% Senior Notes due February 2018 (the “8.25% Senior Notes”) to extend the timeline for making the cash interest payment to March 17, 2016. In February 2016, we also repurchased $266.6 million of the 8.25% Senior Notes and $471.1 million of EGC’s 9.25% Senior Notes due 2017 in open market transactions at a total cost of approximately $2.8 million, plus accrued interest, eliminating the springing maturity in the Second Lien Notes described below in Note 7 — Long-Term Debt.

On March 15, 2016, as part of our ongoing discussions with certain of our debtholders, we elected to make the deferred interest payment on the 8.25% Senior Notes, while also electing not to make the interest payments due on the Second Lien Notes and on EGC’s 6.875% Senior Notes due 2024, commencing a new 30-day grace period. During the new 30-day grace period, we continued discussions with an ad hoc committee of Second Lien Noteholders and a steering committee of Lenders under our Revolving Credit Facility regarding a potential restructuring. On April 11, 2016, we entered into the Restructuring Support Agreement with certain of the Second Lien Noteholders. Pursuant to the Restructuring Support Agreement, we expect to eliminate more than $2.8 billion in debt from our balance sheet by eliminating substantially all of our prepetition indebtedness other than indebtedness under our Revolving Credit Facility, resulting in a significantly deleveraged capital structure. For more information regarding the Restructuring Support Agreement, see Note 1 — Organization and Chapter 11 Proceedings. On April 14, 2016, the Debtors filed Bankruptcy Petitions in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code.

Liquidity After Filing Under Chapter 11 of the United States Bankruptcy Code

As described in Note 1 — Organization and Chapter 11 Proceedings, the filing of the Bankruptcy Petitions constituted an event of default with respect to our existing debt obligations. However, subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petitions. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors’ property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

The Bankruptcy Court has approved payment of certain pre-petition obligations, including payments for employee wages, salaries and certain other benefits, customer programs, taxes, utilities, insurance, surety bond premiums as well as payments to critical vendors and possessory lien vendors. Despite the liquidity provided by our existing cash on hand, our ability to maintain normal credit terms with our suppliers may become impaired. We may be required to pay cash in advance to certain vendors and may experience restrictions on the availability of trade credit, which would further reduce our liquidity. If liquidity problems persist, our suppliers could refuse to provide key products and services in the future. In addition, due to the public perception of our financial condition and results of operations, in particular with regard to our potential failure to meet our debt obligations, some vendors could be reluctant to enter into long-term agreements with us.

Although we have lowered our capital budget and reduced the scale of our operations significantly, our business remains capital intensive. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with our Chapter 11 proceedings

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Liquidity and Capital Resources  – (continued)

(approximately $6.2 million, of which approximately $0.5 million was capitalized as debt issue costs, through March 31, 2016) and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 proceedings. The Company believes it has sufficient liquidity, including approximately $183 million of cash on hand as of March 31, 2016 and funds generated from ongoing operations, to fund anticipated cash requirements through the Chapter 11 proceedings for minimum operating and capital expenditures and for working capital purposes and excluding principal and interest payments on our outstanding debt. As such, the Company expects to pay vendor, royalty and surety obligations on a go-forward basis according to the terms of our current contracts and consistent with applicable court orders approving such payments. The Company does not intend to seek debtor-in-possession (“DIP”) financing at this time. However, given the current level of volatility in the market and the unpredictability of certain costs that could potentially arise in our operations, our liquidity needs could be significantly higher than we currently anticipate. There are no assurances that our current liquidity is sufficient to allow us to satisfy our obligations related to the Chapter 11 Cases, allow us to proceed with the confirmation of a Chapter 11 plan of reorganization and allow us to emerge from bankruptcy. We can provide no assurance that we will be able to secure additional interim financing or exit financing sufficient to meet our liquidity needs or, if sufficient funds are available, offered to us on acceptable terms.

The Court has entered an Interim Cash Collateral Order authorizing the Debtors’ use of cash collateral in accordance with the terms of such order and the cash collateral budget described therein. The Bankruptcy Court has scheduled a final hearing on the Cash Collateral Motion for May 13, 2016. If the Bankruptcy Court enters a final order approving the Cash Collateral Motion, the Debtors will have the conditional authority, subject to the terms and conditions of the Bankruptcy Court’s orders, the Restructuring Support Agreement, and the cash collateral budget, to use cash collateral for a certain period from the Petition Date and the Debtors have agreed to pursue the confirmation and implementation of the Plan within that certain period. The Debtors’ use of cash collateral is critical to their ability to operate during the course of the Chapter 11 Cases, to remain current on their post-petition operating costs, to pursue a reorganization pursuant to the Plan and to emerge successfully as a going concern from the Chapter 11 proceedings.

Our ability to maintain adequate liquidity through the reorganization process and beyond depends on our ability to successfully implement the Plan (or another Chapter 11 plan), successful operation of our business, and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors. If we are unable to meet our liquidity needs, we may have to take other actions to seek additional financing to the extent available or we could be forced to consider other alternatives to maximize potential recovery for the creditors, including possible sale of the Company or certain material assets pursuant to Section 363 of the Bankruptcy Code, or a liquidation under Chapter 7 of the Bankruptcy Code.

Note 4 — Acquisitions

Acquisition of interest in M21K

On August 11, 2015, pursuant to a stock purchase agreement (the “M21K Purchase Agreement”) between Energy XXI M21K, LLC (“EXXI M21K”), in which we owned 20% interest, and Energy XXI GOM, LLC (“EXXI GOM”), an indirect wholly owned subsidiary of Energy XXI, we acquired all of the remaining equity interests of M21K, LLC (“M21K”) for consideration consisting of the assumption of all obligations and liabilities of M21K including approximately $25.2 million associated with M21K’s first lien credit facility, which was required to be paid at closing (the “M21K Acquisition”). The sellers retained certain overriding royalty interests applicable only to the extent that production proceeds during any calendar month average in excess of $65.00/Bbl WTI and $3.50/MMbtu Henry Hub and limited to a term of four years or an aggregate amount of $20 million, whichever occurs earlier. In addition, with respect to the Eugene Island 330 and South Marsh Island 128 fields, in the event we sell our interest in one or both of these fields, the

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 — Acquisitions  – (continued)

overriding royalty interests with respect to such sold field shall terminate; provided, however if such sale occurs within four years of the effective date of the M21K Purchase Agreement and the consideration received for such sale is greater than the allocated value for such field as specified in the M21K Purchase Agreement, then we are obligated to pay an amount equal to 20% of the portion of the consideration received in excess of the specified allocated value of such field. Prior to this transaction which was effective as of August 1, 2015, we had owned a 20% interest in M21K through our investment in EXXI M21K. See Note 6 — Equity Method Investments.

The following table presents the preliminary purchase price allocation to the assets acquired and liabilities assumed, based on their estimated fair values on August 11, 2015 (in thousands):

Oil and natural gas properties – evaluated	$73,910
Oil and natural gas properties – unevaluated	39,278
Asset retirement obligations	(66,700)
Net working capital*	(21,301)
Fair value of debt assumed	(25,187)
Cash paid	$—

*	Net working capital includes approximately $1.0 million in cash.

Note 5 — Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31, 2016	June 30, 2015
Oil and natural gas properties
Proved properties	$9,813,244	$9,243,737
Less: accumulated depreciation, depletion, amortization and impairment	(9,074,800)	(6,109,335)
Proved properties, net	738,444	3,134,402
Unevaluated properties	58,592	436,357
Oil and natural gas properties, net	797,036	3,570,759
Other property and equipment	44,262	45,941
Less: accumulated depreciation	(25,781)	(24,121)
Other property and equipment, net	18,481	21,820
Total property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$815,517	$3,592,579

At March 31, 2016, the Company’s investment in unevaluated properties primarily relates to the fair value of unproved oil and natural gas properties acquired in oil and natural gas property acquisitions (primarily the acquisition of EPL Oil & Gas, Inc. (“EPL”) on June 3, 2014 (the “EPL Acquisition”) and M21K, LLC on August 11, 2015). Costs associated with unevaluated properties are transferred to evaluated properties upon the earlier of (i) a determination as to whether there are any proved reserves related to the properties, or (ii) ratably over a period of time of not more than four years. As of December 31, 2015, we had identified certain of our unevaluated properties totaling to $336.5 million as being uneconomical and transferred such amounts to the full cost pool, subject to amortization.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Property and Equipment  – (continued)

Due to the depressed commodity prices and our lack of capital resources to develop our properties, the Company believed that all of its proved undeveloped oil and gas reserves no longer qualified as being proved as of the period ended December 31, 2015. As a result, we removed all of our proved undeveloped oil and gas reserves from the proved category as of December 31, 2015. Almost all of the proved undeveloped reserves that were removed from the proved category as of December 31, 2015 are still economic at current prices, but were reclassed to the probable category because they were no longer expected to be drilled within five years of initial booking due to current constraints on ability to fund development drilling.

Under the full cost method of accounting at the end of each financial reporting period, we compare the present value of estimated future net cash flows from proved reserves (computed using the unweighted arithmetic average of the first-day-of-the-month historical price, net of applicable differentials, for each month within the previous 12-month period discounted at 10%, plus the lower of cost or fair market value of unproved properties and excluding cash flows related to estimated abandonment costs associated with developed properties) to the net full cost pool of oil and natural gas properties, net of related deferred income taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of these oil and natural gas properties exceed the estimated discounted future net cash flows, we are required to write-down the value of our oil and natural gas properties to the amount of the discounted cash flows. For the three and nine months ended March 31, 2016, our ceiling test computation resulted in impairments of our oil and natural gas properties of $340.5 million and $2,670.9 million, respectively. If the current low commodity price environment or downward trend in oil and natural gas prices continues, we will incur further impairment to our full cost pool in fiscal 2016 based on the average oil and natural gas price calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the previous 12-month period under the SEC pricing methodology.

Note 6 — Equity Method Investments

Prior to the M21K Acquisition on August 11, 2015 discussed previously in Note 4 — Acquisitions, we owned a 20% interest in EXXI M21K which was engaged in the acquisition, exploration, development and operation of oil and natural gas properties offshore in the Gulf of Mexico, through its wholly owned subsidiary, M21K. EGC received a management fee from M21K for providing administrative assistance in carrying out its operations. We also provided a guarantee related to the payment of asset retirement obligations and other liabilities of M21K. EXXI M21K was a guarantor of a $100 million first lien credit facility agreement entered into by M21K, which had a $40 million borrowing base and under which $28.0 million in loans and $1.2 million in letters of credit were outstanding as of June 30, 2015. At June 30, 2015, M21K was in default due to a breach of certain covenants under this agreement. On August 11, 2015, we acquired all of the equity interests of M21K and repaid the outstanding balance under the M21K credit facility. See Note 14 — Related Party Transactions.

We recorded an equity loss of $0 and $10.7 million for the three and nine months ended March 31, 2016, respectively. We recorded an equity loss of $2.6 million and $3.0 million for the three and nine months ended March 31, 2015, respectively.

Note 7 — Long-Term Debt

On April 14, 2016, the Debtors filed Bankruptcy Petitions in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code under the caption “In re: Energy XXI Ltd, et al., Case No. 16-31928.” The filing of the Bankruptcy Petitions constituted an event of default with respect to our existing debt obligations. As a result of the covenant violations that existed at March 31, 2016, that were not cured prior to the filing of the Bankruptcy Petitions, the Company’s pre-petition secured indebtedness under the Revolving Credit Facility, Second Lien Notes and EPL and EGC unsecured notes became immediately due and payable and any efforts to enforce such payment obligations are automatically stayed as a result of the Chapter 11

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Long-Term Debt  – (continued)

Cases. Accordingly, all of our outstanding indebtedness has been classified as current in the accompanying consolidated balance sheet at March 31, 2016, and we accelerated the amortization of the associated debt premium and original issue discount, fully amortizing those amounts as of March 31, 2016. In addition, except for amounts related to the Revolving Credit Facility, we accelerated the amortization of the remaining debt issuance costs related to our outstanding indebtedness, fully amortizing those costs as of March 31, 2016. We currently believe that it is probable that we may enter into a potential restructuring agreement with the lenders under our Revolving Credit Facility. Accordingly, we have not accelerated the amortization of remaining debt issue costs related to the Revolving Credit Facility. We continue to accrue interest on the Revolving Credit Facility subsequent to the Bankruptcy Petition date of April 14, 2016 since we anticipate that such interest will be allowed by the Bankruptcy Court to be paid to the Lenders. However, for all our other indebtedness, in accordance with accounting guidance in ASC 852, Reorganizations, we will accrue interest only up to the Bankruptcy Petition date of April 14, 2016. Additional information regarding the Chapter 11 proceedings is included in Note 1 — Organization and Chapter 11 Proceedings.

As of March 31, 2016 and June 30, 2015 our outstanding debt consisted of the following (in thousands):

	March 31, 2016	June 30, 2015
Revolving Credit Facility	$99,412	$150,000
11.0% Senior Secured Second Lien Notes due 2020	1,450,000	1,450,000
8.25% Senior Notes due 2018	213,677	510,000
6.875% Senior Notes due 2024	143,993	650,000
3.0% Senior Convertible Notes due 2018	363,018	400,000
7.5% Senior Notes due 2021	238,071	500,000
7.75% Senior Notes due 2019	101,077	250,000
9.25% Senior Notes due 2017	249,452	750,000
4.14% Promissory Note due 2017	4,006	4,343
Debt premium, 8.25% Senior Notes due 2018(1)	—	29,459
Original issue discount, 11.0% Notes due 2020	—	(51,104)
Original issue discount, 3.0% Senior Convertible Notes due 2018	—	(45,782)
Derivative instruments premium financing	—	10,647
Capital lease obligations	781	869
Total debt	2,863,487	4,608,432
Less current maturities	2,863,487	11,395
Total long-term debt	$—	$4,597,037

(1)	Represents unamortized premium on the 8.25% Senior Notes assumed in the EPL Acquisition.

During the nine months ended March 31, 2016, we repurchased certain of our unsecured notes in aggregate principal amounts as follows: $506.0 million of 6.875% Senior Notes due 2024, $261.9 million of 7.5% Senior Notes due 2021, $148.9 million of 7.75% Senior Notes due 2019, $296.3 million of 8.25% Senior Notes due 2018 and $500.6 million of 9.25% Senior Notes due 2017. We repurchased these notes in open market transactions at a total cost of approximately $215.9 million, plus accrued interest, and we recorded a gain on the repurchases totalling approximately $1,492.4 million, net of associated debt issuance costs and certain other expenses. All of the repurchased notes, except for the 8.25% Senior Notes with face value of $266.6 million and 9.25% Senior Notes with face value of $471.1 million, repurchased in February 2016, were cancelled. In addition, in March 2016 certain bondholders holding $37 million in face

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Long-Term Debt  – (continued)

value of our 3.0% Senior Convertible Notes requested for conversion. Upon conversion, we recorded a gain of approximately $33.2 million after proportionate adjustment to the related debt issue costs, accrued interest and original debt issue discount.

Revolving Credit Facility

The Revolving Credit Facility was entered into by EGC in May 2011, but was most recently amended under the Fourteenth Amendment, the Thirteenth Amendment, the Twelfth Amendment to the First Lien Credit Agreement on November 30, 2015 (the “Twelfth Amendment”) and the Eleventh Amendment and Waiver to the First Lien Credit Agreement on July 31, 2015 (the “Eleventh Amendment”). The Revolving Credit Facility currently has a maximum facility amount and borrowing base of $327.2 million, of which such amount $99.4 million is the borrowing base under the sub-facility established for EPL. Borrowings under our First Lien Credit Agreement are limited to a borrowing base based on oil and natural gas reserve values, which are redetermined on a periodic basis. The scheduled date of maturity of the First Lien Credit Agreement is April 9, 2018.

The Revolving Credit Facility is secured by mortgages on at least 90% of the value of EGC and its subsidiaries’ (other than EPL and its subsidiaries until they shall have become guarantors of the EGC indebtedness under the First Lien Credit Agreement) proved reserves and proved developed producing reserves, but with the threshold for such properties of EPL and its subsidiaries (until they shall have become guarantors of the EGC indebtedness under the First Lien Credit Agreement) at 85%. Additionally, EPL is required to maintain $30 million of restricted cash in an account subject to a control agreement in favor of the administrative agent under the First Lien Credit Agreement.

The Company’s election to not make an interest payment on EPL’s 8.25% Senior Notes due on February 16, 2016 commenced a 30-day grace period, although such an election did not constitute an event of default under the indenture governing the 8.25% Senior Notes or any other debt instruments; however, under the Revolving Credit Facility agreement, the missed payment constituted a default under which no portion of the outstanding principal amount may be continued as a London Interbank Offered Rate (“LIBOR”), plus applicable margins ranging from 2.75% to 3.75% rate loan. Accordingly, on February 25, 2016, all the outstanding principal amounts was subjected to an alternate base rate based on the federal funds effective rate plus applicable margins ranging from 1.75% to 2.75%. The applicable commitment fee under the facility is 0.50%. As a result of the filing of the Bankruptcy Petitions described in Note 1 — Organization and Chapter 11 Proceedings, the highest of the margins currently applies and default interest is accruing under the facility.

Lender consent is required for any asset disposition that would have the effect of reducing the borrowing base by more than $5 million in the aggregate.

On February 29, 2016, the Thirteenth Amendment became effective and on March 14, 2016, the Fourteenth Amendment became effective, extending the term of the Thirteenth Amendment until April 15, 2016.

The Thirteenth and Fourteenth Amendments provided that the Company was not required to deliver a compliance certificate for the fiscal quarter ended December 31, 2015 until their respective expiration dates. The following additional changes to the First Lien Credit Agreement became effective upon the execution of the Thirteenth Amendment:

•	Prohibiting EGC and EPL from borrowing under the First Lien Credit Agreement before March 15, 2016.
•	Requiring EGC and EPL to deposit all cash and investments in accounts covered by control agreements in favor of the administrative agent.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Long-Term Debt  – (continued)

•	Allowing for EGC and EPL to get replacement letters of credit under the First Lien Credit Agreement without satisfying the credit extension conditions in the First Lien Credit Agreement so long as the replacement letter of credit does not have an aggregate face amount in excess of the available amount of the letter of credit being replaced and certain other conditions set forth in the Thirteenth Amendment are met.

The Fourteenth Amendment provided for the reduction of our borrowing base under the First Lien Credit Agreement. The borrowing base under the First Lien Credit Agreement as of the effectiveness of the Fourteenth Amendment was reduced from $500 million to $377.8 million, with such reduction effectively removing any further borrowing capacity under the First Lien Credit Agreement beyond an aggregate amount equal to the amount of outstanding letters of credit that have been issued thereunder plus the amount of outstanding loans to EPL thereunder. In connection with such reduction, the Fourteenth Amendment provided that we unwind certain hedging transactions and use the proceeds therefrom to repay amounts of outstanding loans to EPL under the First Lien Credit Agreement, and for such repayments to then result in an automatic and permanent reduction in our borrowing base. This further reduction in borrowing base was for both the overall borrowing base under the First Lien Credit Agreement as well as the borrowing base specific to EPL, and in each case, the reduction is an amount equal to the full extent of the aggregate amount of repaid principal relating to such unwound hedging transactions.

The Fourteenth Amendment continued to allow us to get replacement letters of credit under the First Lien Credit Agreement without satisfying credit extension conditions so long as the replacement letter of credit did not have an aggregate face amount in excess of the available amount of the letter of credit being replaced and certain other conditions set forth in the Fourteenth Amendment were met.

As of March 31, 2016, we had $99.4 million in borrowings and $227.8 million in letters of credit issued under the First Lien Credit Agreement. On April 14, 2016, however, the Debtors filed the Bankruptcy Petitions, which constituted an event of default under the Revolving Credit Facility and accelerated the indebtedness thereunder. Pursuant to the Restructuring Support Agreement entered into on April 11, 2016, the Debtors, on behalf of the holders of the First Lien Claims arising on account of the Revolving Credit Facility and subject to further negotiations with the Lenders, have agreed to use their best efforts to ensure that at emergence from the Chapter 11 proceedings, the amount drawn under the Revolving Credit Facility either (i) remains outstanding or (ii) is refinanced with a new facility with terms acceptable to the Majority Restructuring Support Parties; provided, however that (a) $228 million of letters of credit usage remains outstanding and (b) other terms, including a borrowing base redetermination holiday, are acceptable to the Debtors and the Majority Restructuring Support Parties. If the Debtors are unable to obtain the foregoing treatment of the First Lien Claims, then the Debtors will use their best efforts to obtain treatment acceptable to the Debtors and the Majority Restructuring Support Parties. However, even if our Plan meets other requirements under the Bankruptcy Code, creditors may not vote in favor of our Plan, and certain parties in interest may file objections to the Plan in an effort to persuade the Bankruptcy Court that we have not satisfied the confirmation requirements under section 1129 of the Bankruptcy Code. Further, even if no objections are filed and the requisite acceptances of our Plan are received from creditors entitled to vote on the Plan, the Bankruptcy Court, which can exercise substantial discretion, may not confirm the Plan.

11.0% Senior Secured Second Lien Notes Due 2020

On March 12, 2015, EGC issued $1.45 billion in aggregate principal amount of 11.0% senior secured second lien notes due March 15, 2020 (the “Second Lien Notes”) pursuant to the Purchase Agreement (the “Purchase Agreement”) by and among EGC, Energy XXI Ltd, our ultimate parent company (the “Parent”), Energy XXI USA, Inc. (“EXXI USA”) and certain of EGC’s wholly owned subsidiaries (together with the Parent and EXXI USA, the “Guarantors”), and Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC and Imperial Capital, LLC, as representatives of the initial

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Long-Term Debt  – (continued)

purchasers named therein (the “Initial Purchasers”). EGC received net proceeds of approximately $1.35 billion in the offering after deducting the Initial Purchasers’ discount and direct offering costs. The Second Lien Notes were sold to investors at a discount of 96.313% of principal, for a yield to maturity at issuance of 12.0%. The Second Lien Notes were offered and sold in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) and were resold to qualified institutional buyers in reliance on Rule 144A of the Securities Act. The Second Lien Notes and the related guarantees have not been, and will not be, registered under the Securities Act or the securities laws of any other jurisdiction. The Second Lien Notes bear interest from the date of their issuance at an annual rate of Second Lien with interest due semi-annually, in arrears, on March 15th and September 15th, beginning September 15, 2015. EGC incurred underwriting and direct offering costs of $41.7 million which were recorded as debt issuance costs. The effective interest rate on the Second Lien Notes is approximately 12.8%, reflecting amortization of the Initial Purchasers’ discount of $53.5 million as well as the amortization of debt issuance costs.

The Second Lien Notes were issued pursuant to an indenture, dated March 12, 2015 (the “2015 Indenture”), among EGC, the Guarantors and U.S. Bank National Association, as trustee. The Second Lien Notes are secured by second-priority liens on substantially all of EGC and its subsidiary guarantors’ assets and all of EXXI USA’s equity interests in EGC, in each case to the extent such assets secure our Revolving Credit Facility. The liens securing the Second Lien Notes and the related guarantees are contractually subordinated to the liens on such assets securing our Revolving Credit Facility and any other priority lien debt, to the extent of the value of the collateral securing such obligations, pursuant to the terms of an intercreditor agreement, and to certain other secured indebtedness, to the extent of the value of the assets subject to the liens securing such indebtedness.

The Second Lien Notes are fully and unconditionally guaranteed on a senior basis by the Guarantors and by certain of EGC’s future subsidiaries, except that a guarantor can be automatically released and relieved of its obligations under certain customary circumstances contained in the 2015 Indenture. Although the Second Lien Notes are guaranteed by the Parent and EXXI USA, the Parent and EXXI USA will not, subject to certain exceptions, be subject to the restrictive covenants in the 2015 Indenture.

As a result of our bond repurchases in February 2016, we have reduced the principal amount of the 8.25% Senior Notes and the 9.25% Senior Notes outstanding to $213.7 million and $249.5 million, respectively, eliminating this springing maturity in the Second Lien Notes.

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

On April 14, 2016, the Debtors filed the Bankruptcy Petitions, which constituted an event of default under the indenture governing the Second Lien Notes and accelerated the indebtedness thereunder. Pursuant to the Restructuring Support Agreement entered into on April 11, 2016, holders of the Second Lien Notes Claims will receive their pro rata share of 100% of the New Equity in the reorganized company on account of such Second Lien Notes Claims, subject to dilution from the issuance of New Equity in connection with the Management Incentive Plan and the Warrant Package. However, even if our Plan meets other requirements under the Bankruptcy Code, creditors may not vote in favor of our Plan, and certain parties in interest may file objections to the Plan in an effort to persuade the Bankruptcy Court that we have not satisfied the confirmation requirements under section 1129 of the Bankruptcy Code. Further, even if no objections are filed

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Long-Term Debt  – (continued)

and the requisite acceptances of our Plan are received from creditors entitled to vote on the Plan, the Bankruptcy Court, which can exercise substantial discretion, may not confirm the Plan.

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

On April 14, 2016, the Debtors filed the Bankruptcy Petitions, which constituted an event of default under the indenture governing the 8.25% Senior Notes and accelerated the indebtedness thereunder. Pursuant to the Restructuring Support Agreement entered into on April 11, 2016, if the holders of the EPL Unsecured Notes Claims vote to accept the Plan, then such holders will receive their pro rata share of the Warrant Package. If, however, the holders of such claims vote to reject the Plan, then such holders will not receive a distribution under the Plan. Subject to the terms of the Plan, the Warrant Package will be divided amongst the classes of EGC Unsecured Notes Claims, EPL Unsecured Notes Claims, or EXXI Convertible Notes Claims, consistent with their respective legal entitlements. However, even if our Plan meets other requirements under the Bankruptcy Code, creditors may not vote in favor of our Plan, and certain parties in interest may file objections to the Plan in an effort to persuade the Bankruptcy Court that we have not satisfied the confirmation requirements under section 1129 of the Bankruptcy Code. Further, even if no objections are filed and the requisite acceptances of our Plan are received from creditors entitled to vote on the Plan, the Bankruptcy Court, which can exercise substantial discretion, may not confirm the Plan.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Long-Term Debt  – (continued)

On April 14, 2016, the Debtors filed the Bankruptcy Petitions, which constituted an event of default under the indenture governing the 6.875% Senior Notes and accelerated the indebtedness thereunder. Pursuant to the Restructuring Support Agreement entered into on April 11, 2016, if the holders of the EGC Unsecured Notes Claims vote to accept the Plan, then such holders will receive their pro rata share of the Warrant Package. If, however, the holders of such claims vote to reject the Plan, then such holders will not receive a distribution under the Plan. Subject to the terms of the Plan, the Warrant Package will be divided amongst the classes of EGC Unsecured Notes Claims, EPL Unsecured Notes Claims, or EXXI Convertible Notes Claims, consistent with their respective legal entitlements. However, even if our Plan meets other requirements under the Bankruptcy Code, creditors may not vote in favor of our Plan, and certain parties in interest may file objections to the Plan in an effort to persuade the Bankruptcy Court that we have not satisfied the confirmation requirements under section 1129 of the Bankruptcy Code. Further, even if no objections are filed and the requisite acceptances of our Plan are received from creditors entitled to vote on the Plan, the Bankruptcy Court, which can exercise substantial discretion, may not confirm the Plan.

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

As described in the indenture governing the 3.0% Senior Convertible Notes, the 3% Senior Convertible Notes can be converted in multiples of $1,000 principal amount, upon request by the bondholder, if prior to September 15, 2018, during the five consecutive business-day period following any ten consecutive trading-day period in which the trading price per $1,000 principal amount of 3% Senior Convertible Notes for each trading day during such ten trading-day period was less than 98% of the closing sale price of our common stock for each trading day during such ten trading-day period multiplied by the then current conversion rate. In March 2016, each $1,000 principal amount of 3% Senior Convertible Notes were trading substantially lower than 98% of the value of our common stock multiplied by the then current conversion rate. Accordingly, certain bondholders holding $37 million in face value of our 3.0% Senior Convertible Notes requested conversion into shares of our common stock. Upon conversion, we elected to issue shares of our common stock and delivered 915,385 shares of our common stock with fractional shares settled in cash. We followed the guidance in ASC 470-20, Debt with Conversion and Other Options, to record such conversion which allows for the allocation of fair value of the consideration transferred to the bondholder between the liability and equity components of the original instrument, recognition of gain or loss on debt extinguishment and allocation of remaining consideration transferred to reacquire the equity component. Accordingly, we recorded a debt extinguishment gain of approximately $33.2 million and proportionately adjusted the related debt issue costs, accrued interest and original debt issue discount.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Long-Term Debt  – (continued)

On April 14, 2016, the Debtors filed the Bankruptcy Petitions, which constituted an event of default under the indenture governing the 3.0% Senior Convertible Notes and accelerated the indebtedness thereunder. Pursuant to the Restructuring Support Agreement entered into on April 11, 2016, if the holders of the EXXI Convertible Notes Claims vote to accept the Plan, then such holders will receive their pro rata share of the Warrant Package. If, however, the holders of such claims vote to reject the Plan, then such holders will not receive a distribution under the Plan. Subject to the terms of the Plan, the Warrant Package will be divided amongst the classes of EGC Unsecured Notes Claims, EPL Unsecured Notes Claims, or EXXI Convertible Notes Claims, consistent with their respective legal entitlements. However, even if our Plan meets other requirements under the Bankruptcy Code, creditors may not vote in favor of our Plan, and certain parties in interest may file objections to the Plan in an effort to persuade the Bankruptcy Court that we have not satisfied the confirmation requirements under section 1129 of the Bankruptcy Code. Further, even if no objections are filed and the requisite acceptances of our Plan are received from creditors entitled to vote on the Plan, the Bankruptcy Court, which can exercise substantial discretion, may not confirm the Plan.

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

On April 14, 2016, the Debtors filed the Bankruptcy Petitions, which constituted an event of default under the indenture governing the 7.5% Senior Notes and accelerated the indebtedness thereunder. Pursuant to the Restructuring Support Agreement entered into on April 11, 2016, if the holders of the EGC Unsecured Notes Claims vote to accept the Plan, then such holders will receive their pro rata share of the Warrant Package. If, however, the holders of such claims vote to reject the Plan, then such holders will not receive a distribution under the Plan. Subject to the terms of the Plan, the Warrant Package will be divided amongst the classes of EGC Unsecured Notes Claims, EPL Unsecured Notes Claims, or EXXI Convertible Notes Claims, consistent with their respective legal entitlements. However, even if our Plan meets other requirements under the Bankruptcy Code, creditors may not vote in favor of our Plan, and certain parties in interest may file objections to the Plan in an effort to persuade the Bankruptcy Court that we have not satisfied the confirmation requirements under section 1129 of the Bankruptcy Code. Further, even if no objections are filed and the requisite acceptances of our Plan are received from creditors entitled to vote on the Plan, the Bankruptcy Court, which can exercise substantial discretion, may not confirm the Plan.

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Long-Term Debt  – (continued)

On April 14, 2016, the Debtors filed the Bankruptcy Petitions, which constituted an event of default under the indenture governing the 7.75% Senior Notes and accelerated the indebtedness thereunder. Pursuant to the Restructuring Support Agreement entered into on April 11, 2016, if the holders of the EGC Unsecured Notes Claims vote to accept the Plan, then such holders will receive their pro rata share of the Warrant Package. If, however, the holders of such claims vote to reject the Plan, then such holders will not receive a distribution under the Plan. Subject to the terms of the Plan, the Warrant Package will be divided amongst the classes of EGC Unsecured Notes Claims, EPL Unsecured Notes Claims, or EXXI Convertible Notes Claims, consistent with their respective legal entitlements. However, even if our Plan meets other requirements under the Bankruptcy Code, creditors may not vote in favor of our Plan, and certain parties in interest may file objections to the Plan in an effort to persuade the Bankruptcy Court that we have not satisfied the confirmation requirements under section 1129 of the Bankruptcy Code. Further, even if no objections are filed and the requisite acceptances of our Plan are received from creditors entitled to vote on the Plan, the Bankruptcy Court, which can exercise substantial discretion, may not confirm the Plan.

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

On April 14, 2016, the Debtors filed the Bankruptcy Petitions, which constituted an event of default under the indenture governing the 9.25% Senior Notes and accelerated the indebtedness thereunder. Pursuant to the Restructuring Support Agreement entered into on April 11, 2016, if the holders of the EGC Unsecured Notes Claims vote to accept the Plan, then such holders will receive their pro rata share of the Warrant Package. If, however, the holders of such claims vote to reject the Plan, then such holders will not receive a distribution under the Plan. Subject to the terms of the Plan, the Warrant Package will be divided amongst the classes of EGC Unsecured Notes Claims, EPL Unsecured Notes Claims, or EXXI Convertible Notes Claims, consistent with their respective legal entitlements. However, even if our Plan meets other requirements under the Bankruptcy Code, creditors may not vote in favor of our Plan, and certain parties in interest may file objections to the Plan in an effort to persuade the Bankruptcy Court that we have not satisfied the confirmation requirements under section 1129 of the Bankruptcy Code. Further, even if no objections are filed and the requisite acceptances of our Plan are received from creditors entitled to vote on the Plan, the Bankruptcy Court, which can exercise substantial discretion, may not confirm the Plan.

4.14% Promissory Note

In September 2012, we entered into a promissory note of $5.5 million to acquire other property and equipment. Under this note, we are required to make a monthly payment of approximately $52,000 and one lump-sum payment of $3.3 million at maturity in October 2017. This note carries an interest rate of 4.14% per annum.

On April 14, 2016, the Debtors filed the Bankruptcy Petitions, which constituted an event of default under the promissory note and accelerated the indebtedness thereunder.

Derivative Instruments Premium Financing

We finance premiums on derivative instruments that we purchase with our hedge counterparties. Substantially all of our hedge transactions are with lenders under the Revolving Credit Facility. Derivative instruments premium financing is accounted for as debt and this indebtedness is pari passu with borrowings under the Revolving Credit Facility. The derivative instruments premium financing is structured to mature

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Long-Term Debt  – (continued)

when the derivative instrument settles so that we realize the value, net of derivative instrument premium financing. As of March 31, 2016 and June 30, 2015, our outstanding derivative instruments premium financing discounted at our approximate borrowing cost of 2.5% per annum totaled $0 and $10.6 million, respectively.

Interest Expense

Filing of the Bankruptcy Petitions on April 14, 2016 constituted an event of default with respect to our existing debt obligations, accordingly the Company’s pre-petition secured indebtedness under the Revolving Credit Facility, Second Lien Notes and EPL and EGC unsecured notes became immediately due and payable and any efforts to enforce such payment obligations are automatically stayed as a result of the Chapter 11 Cases. As a result of the covenant violations that existed at March 31, 2016, that were not cured prior to the filing of the Bankruptcy Petitions, all of our outstanding indebtedness has been classified as current in the accompanying consolidated balance sheet at March 31, 2016, and we accelerated the amortization of the associated debt premium and original issue discount, fully amortizing those amounts as of March 31, 2016. In addition, except for amounts related to the Revolving Credit Facility, we accelerated the amortization of the remaining debt issuance costs related to our outstanding indebtedness, fully amortizing those costs as of March 31, 2016. We currently believe that it is probable that we may enter into a potential restructuring agreement with the lenders under our Revolving Credit Facility. Accordingly, we have not accelerated the amortization of remaining debt issue costs related to the Revolving Credit Facility. We continue to accrue interest on the Revolving Credit Facility subsequent to the Bankruptcy Petition date of April 14, 2016 since we anticipate that such interest will be allowed by the Bankruptcy Court to be paid to the lenders. However, for all our other indebtedness, in accordance with accounting guidance in ASC 852, Reorganizations, we will accrue interest only up to the Bankruptcy Petition date of April 14, 2016. For the three and nine months ended March 31, 2016 and 2015, interest expense consisted of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Revolving Credit Facility	$3,919	$7,526	$11,480	$21,901
11.0% Second Lien Notes due 2020	39,766	8,740	120,171	8,740
8.25% Senior Notes due 2018	6,613	10,518	27,262	31,556
6.875% Senior Notes due 2024	2,475	11,172	17,676	33,516
3.0% Senior Convertible Notes due 2018	2,903	2,959	8,952	9,008
7.50% Senior Notes due 2021	4,463	9,375	16,769	28,125
7.75% Senior Notes due 2019	1,959	4,843	7,917	14,531
9.25% Senior Notes due 2017	10,005	17,343	44,110	52,031
4.14% Promissory Note due 2017	41	47	130	146
Amortization of debt issue cost – Revolving Credit Facility	3,521	9,845	4,827	11,902
Accretion of original debt issue discount, 11.0% Second Lien Notes due 2020	2,135	418	6,249	418
Accretion of original debt issue discount, 11.0% Second Lien Notes due 2020 – accelerated	44,855	—	44,855	—
Amortization of debt issue cost – 11.0% Second Lien Notes due 2020	1,724	327	5,047	327
Amortization of debt issue cost – 11.0% Second Lien Notes due 2020 – accelerated	36,243	—	36,243	—
Amortization of fair value premium – 8.25% Senior Notes due 2018	(3,325)	(2,608)	(10,048)	(7,712)

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Long-Term Debt  – (continued)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Amortization of fair value premium – 8.25% Senior Notes due 2018 – accelerated	(6,730)	—	(6,730)	—
Amortization of debt issue cost – 6.875% Senior Notes due 2024	62	282	457	845
Amortization of debt issue cost – 6.875% Senior Notes due 2024 – accelerated	1,946	—	1,946	—
Accretion of original debt issue discount, 3.0% Senior Convertible Notes due 2018	2,941	2,794	8,917	8,355
Accretion of original debt issue discount, 3.0% Senior Convertible Notes due 2018 – accelerated	33,370	—	33,370	—
Amortization of debt issue cost – 3.0% Senior Convertible Notes due 2018	377	358	1,142	1,070
Amortization of debt issue cost – 3.0% Senior Convertible Notes due 2018 – accelerated	4,271	—	4,271	—
Amortization of debt issue cost – 7.50% Senior Notes due 2021	123	263	478	788
Amortization of debt issue cost – 7.50% Senior Notes due 2021 – accelerated	2,822	—	2,822	—
Amortization of debt issue cost – 7.75% Senior Notes due 2019	38	97	168	291
Amortization of debt issue cost – 7.75% Senior Notes due 2019 – accelerated	491	—	491	—
Amortization of debt issue cost – 9.25% Senior Notes due 2017	517	552	1,902	1,655
Amortization of debt issue cost – 9.25% Senior Notes due 2017 – accelerated	913	—	913	—
Derivative instruments financing and other	330	188	433	710
	$198,768	$85,039	$392,220	$218,203

Note 8 — Asset Retirement Obligations

The following table describes the changes to our asset retirement obligations (in thousands):

Balance at June 30, 2015	$487,085
Liabilities acquired	66,700
Liabilities incurred and true-up to liabilities settled	44,597
Liabilities settled	(75,032)
Revisions*	(20,397)
Accretion expense	45,785
Total balance at March 31, 2016	548,738
Less: current portion	52,546
Long-term balance at March 31, 2016	$496,192

*	This downward revision was primarily due to declining service costs resulting from the decline in commodity prices and decrease in demand for oil field services due to excess capacity.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Derivative Financial Instruments

We enter into hedging transactions to reduce exposure to fluctuations in the price of crude oil and natural gas. We enter into hedging transactions with multiple investment-grade rated counterparties, primarily financial institutions, to reduce the concentration of exposure to any individual counterparty. We use various instruments including financially settled crude oil and natural gas puts, put spreads, swaps, zero-cost collars and three-way collars in our hedging portfolio. Derivative financial instruments are recorded at fair value and included as either assets or liabilities in the accompanying consolidated balance sheets. Any gains or losses resulting from changes in fair value of our outstanding derivative financial instruments and from the settlement of derivative financial instruments are recognized in earnings and included in gain (loss) on derivative financial instruments as a component of revenues in the accompanying consolidated statements of operations.

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

On March 14, 2016, the Fourteenth Amendment to the First Lien Credit Agreement became effective and required us to unwind certain hedging transactions and use the proceeds therefrom to repay amounts of outstanding loans to EPL under the First Lien Credit Agreement, and for such repayments to then result in an automatic and permanent reduction in our borrowing base. Accordingly, on March 15, 2016, we unwound and monetized all of our outstanding crude oil and natural gas contracts and received $50.6 million.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Derivative Financial Instruments  – (continued)

The fair values of derivative instruments in our consolidated balance sheets were as follows (in thousands):

	Asset Derivative Instruments				Liability Derivative Instruments
	March 31, 2016		June 30, 2015		March 31, 2016		June 30, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative financial instruments	Current	$—	Current	$51,024	Current	$—	Current	$31,456
	Non-Current	—	Non-Current	11,980	Non-Current	—	Non-Current	9,440
Total gross derivative financial instruments subject to enforceable master netting agreement		—		63,004		—		40,896
Derivative financial instruments	Current	—	Current	(28,795)	Current	—	Current	(28,795)
	Non-Current	—	Non-Current	(8,082)	Non-Current	—	Non-Current	(8,082)
Gross amounts offset in Balance Sheets		—		(36,877)		—		(36,877)
Net amounts presented in Balance Sheets	Current	—	Current	22,229	Current	—	Current	2,661
	Non-Current	—	Non-Current	3,898	Non-Current	—	Non-Current	1,358
		$—		$26,127		$—		$4,019

The following table presents information about the components of the gain (loss) on derivative instruments (in thousands).

	Three Months Ended March 31,		Nine Months Ended December 31,
Gain (loss) on derivative financial instruments	2016	2015	2016	2015
Cash settlements, net of purchased put premium amortization	$17,511	$34,491	$59,081	$77,710
Proceeds from monetizations	50,588	73,117	50,588	102,354
Change in fair value	(61,325)	(90,645)	(19,163)	85,086
Total gain on derivative financial instruments	$6,774	$16,963	$90,506	$265,150

We monitor the creditworthiness of our counterparties. However, we are not able to predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Possible actions would be to transfer our position to another counterparty or request a voluntary termination of the derivative contracts resulting in a cash settlement. Should one of our financial counterparties not perform, we may not realize the benefit of some of our derivative instruments under lower commodity prices and could incur a loss. At March 31, 2016, we had no outstanding derivative contracts and, accordingly, no deposits for collateral with our counterparties.

Note 10 — Income Taxes

We are a Bermuda company and are generally not subject to income tax in Bermuda. We have historically operated through our various subsidiaries in the United States, and, accordingly, U.S income taxes have been provided based upon those U.S. operations and U.S withholding tax on interest owed to our Bermuda parent on intercompany indebtedness. Pursuant to the Restructuring Support Agreement discussed in Note 1 — Organization and Chapter 11 Proceedings, we filed bankruptcy and liquidation petitions in the United States and Bermuda, respectively, on April 14, 2016. These filings generally had no immediate effect on the Company’s income tax year or income tax reporting requirements, but will likely have future effects as discussed below.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Income Taxes  – (continued)

As required by ASC Topic 740-270, Income Taxes: Interim Reporting, we forecast our tax position for the year, and, in loss years, may not record an additional tax benefit in an interim period unless we believe that it would be appropriate under present literature to record a net deferred tax asset at the end of the year. At this time, we do not have such a belief (due to a preponderance of negative evidence as to future realizability) and accordingly reflect a current deferred tax benefit of zero. We continue to evaluate the need for the valuation allowance based on current and expected earnings and other factors, and adjust it accordingly.

Our Bermuda companies continue to record income tax expense reflecting 30% U.S. withholding tax on any interest (and interest equivalents) accrued on indebtedness of the U.S. companies held by them, and, consistent with this practice, we have accrued an additional withholding obligation of $7.8 million for the nine months ended March 31, 2016. This accrual policy changed effective with our bankruptcy filing on April 14, 2016, in light of the Restructuring Support Agreement. During the nine months ended March 31, 2016, we have not made any cash withholding tax payments on management fees paid to our Bermuda entities, nor do we expect any such payments in the foreseeable future. We record the 30% withholding tax as a separate line item which is offset by other U.S. federal deferred tax assets in the consolidated financial statements to arrive at the zero net deferred tax asset/liability amounts presented. This accrued income tax liability related to withholding on interest expense due to our Bermuda parent is not a current liability due nor was listed as a pre-petition tax liability in our bankruptcy petition filed April 14, 2016, as discussed in Note 1 — Organization and Chapter 11 Proceedings. Management is presently evaluating the potential treatment of this withholding tax accrual as a “Liability Subject to Compromise” for purposes of future presentation consistent with ASC Topic 852, as also discussed in Note 2 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements.

We have historically paid no significant U.S. cash income taxes (exclusive of withholding tax on Bermuda interest expense discussed above) due to the election to expense intangible drilling costs and the presence of our net operating loss carryforwards (“NOLs”). Section 61(a)(12) of the Internal Revenue Code of 1986, as amended (“IRC”) generally provides, in pertinent part, that income from the discharge of indebtedness (“CODI”) is treated as ordinary income subject to current taxation. The Company has completed several purchases of indebtedness in the past two quarters at less than the issued amount of the indebtedness, which constitutes CODI. The U.S. Alternative Minimum Tax (“AMT”) only allows offset of 90% of AMT income by NOL carryovers (with certain limited exceptions for 2009 and 2010 generated NOLs), with the balance of income being taxed at 20%. IRC section 108(a)(1) provides that CODI may be excluded from taxable income of a debtor if the discharge occurred: (i) while the debtor was subject to a Title 11 (or similar) proceeding (such as a Chapter 11 filing), or (ii) while insolvent. The significance of exclusion treatment is that an NOL carryforward is not required to shield excluded CODI. If NOLs were used to offset CODI (or other taxable income), the Company would be subject to a current cash AMT payment due to the 90% limitation in NOL usage against this tax. We believe, more likely than not, that prior to the bankruptcy filing, the Company was, for income tax purposes, insolvent as defined in IRC section 108(a)(1)(B) at the times of significant indebtedness repurchases and thus the exclusion applies to significant indebtedness repurchases that constitute CODI. As such, we presently do not expect to make any cash AMT payments during this fiscal year. If any such AMT payments were required, we believe that, under present circumstances, we would not be able to record a net deferred tax asset for these payments, even though they result in a Minimum Tax Credit usable against future regular income tax with no expiration period. Thus, we believe that any current-year cash AMT payments would have a negative impact on earnings. We revise our ongoing estimated AMT obligation each quarter during the year and revise our expected income tax rate and cash tax payment disclosure accordingly.

In accordance with IRC Section 382 certain transfers of our equity, or issuances of equity in connection with our restructuring, may impair our ability to utilize our U.S. federal income tax NOL carryforwards and the tax basis of property (“Tax Attributes”) to offset future taxable income. A corporation is generally

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Income Taxes  – (continued)

permitted to deduct from taxable income (or offset resulting income tax, in the case of credits) in any year NOLs carried forward from prior years as well as certain depletion, depreciation and amortization (“DD&A”) cost recovery deductions relating to the recovery of its tax basis in properties post-discharge.

As described in detail in Note 11 — Stockholders’ Equity — Notice Procedures and Transfer Restrictions, the Bankruptcy Court has entered an interim order that places certain limitations on trading in our equity during the pendency of the Chapter 11 cases. Additional limitations pursuant to IRC section 382 can apply based upon the enterprise value of the Company upon exit, and many of these factors are based upon market elements and the results of negotiations that are forthcoming and are beyond the control of the Company. Despite these precautions, we can provide no assurances that these tax law limitations, market factors, or results of negotiations will prevent an “ownership change” or otherwise inhibit our ability to utilize our NOLs or other Tax Attribute carryforwards as a result of our reorganization due to IRC section 382 ownership change limitations. Additionally, Tax Attribute reduction resulting from CODI exclusion is generally required irrespective of the application of IRC section 382 to changes in ownership of the Company. Accordingly, we expect that our Tax Attributes available for use after Company’s emergence from the Chapter 11 proceedings will be significantly limited.

Note 11 — Stockholders’ Equity

Common Stock

Our common stock traded on the NASDAQ under the symbol “EXXI” prior to the delisting of our common stock in connection with the commencement of the Chapter 11 proceedings. Our common stock resumed trading on the OTC Pink under the symbol “EXXIQ” on April 25, 2016. Our shareholders are entitled to one vote for each share of common stock held on all matters to be voted on by shareholders. We have 200,000,000 authorized common shares, par value of $0.005 per share.

Late in fiscal year 2015, our Board of Directors decided to suspend the declaration of quarterly dividends on our common stock for the foreseeable future.

On April 14, 2016, the Company received a letter from The NASDAQ Listing Qualifications Staff stating that the Staff has determined that the Company’s securities will be delisted from NASDAQ. The decision was reached by the Staff under NASDAQ Listing Rules 5101, 5110(b) and IM-5101-1 as a result of the Company’s announcement that the Company filed the Bankruptcy Petitions, the associated public interest concerns raised by the Bankruptcy Petitions, concerns regarding the residual equity interest of the existing listed securities holders and concerns about the Company’s ability to sustain compliance with all requirements for continued listing on NASDAQ. As previously disclosed, on February 24, 2016, the Company received a deficiency notice from NASDAQ stating that, based on the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer met the minimum $1.00 per share requirement under NASDAQ Listing Rule 5450(a)(1). The letter further indicates that, unless the Company requests an appeal, trading of the Company’s common stock was suspended at the opening of business on April 25, 2016, and a Form 25-NSE was filed with the SEC, which would remove the Company’s securities from listing and registration on NASDAQ. The Company currently does not intend to appeal NASDAQ’s determination.

The Company securities are eligible to be quoted on the OTC Markets Group Inc.’s OTC Pink. To be quoted on the OTC Pink, a market maker must have sponsored the security and comply with SEC Rule 15c2-11 before it can initiate a quote in a specific security. The OTC Pink is a significantly more limited market than NASDAQ, and the quotation of our common stock on the OTC Pink may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock. This could further depress the trading price of our common stock and could also have a long-term adverse effect on our ability to raise capital. There can be no assurance that any public market for our common stock will exist in

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 — Stockholders’ Equity  – (continued)

the future or that we will be able to relist our common stock on a national securities exchange. In connection with the delisting of our common stock, there may also be other negative implications, including the potential loss of confidence in the Company by suppliers, customers and employees and the loss of institutional investor interest in our common stock.

As described in Note 1 — Organization and Chapter 11 Proceedings, pursuant to the Restructuring Support Agreement entered into on April 11, 2016, it is expected that an order of the Bermuda court will be sought to liquidate Energy XXI Ltd under the laws of Bermuda concurrently with the Company’s emergence from the Chapter 11 proceedings, and (assuming that there are no assets available for distribution to equity under the Bermuda laws governing the payment of stakeholders in a Bermuda liquidation), existing equity holders would not receive distribution from the liquidator in respect of their equity interests in that liquidation. Accordingly any trading in shares of our common stock during the pendency of the Chapter 11 proceedings is highly speculative. The Company intends to seek listing of the New Equity on the NASDAQ upon consummation of the Plan, but no assurance can be given that the Plan will be confirmed or consummated or that the Company will be successful with such listing.

Our Board adopted a Net Operating Loss (“NOL”) Shareholder Rights Agreement (the “Rights Plan”) designed to preserve substantial tax assets of our U.S. subsidiaries. The Rights Plan is intended to protect our tax benefits and to allow all of our existing shareholders to realize the long-term value of their investment in the Company. The Board adopted the Rights Plan after considering, among other matters, the estimated value of the tax benefits, the potential for diminution upon an ownership change, and the risk of an ownership change occurring. Our ability to use these tax benefits would be substantially limited if we were to experience an “ownership change” as defined under Section 382 of the Internal Revenue Code (“Section 382”). An ownership change would occur if shareholders that own (or are deemed to own) at least 5% or more of our outstanding common stock increased their cumulative ownership in the Company by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. The Rights Plan reduces the likelihood that changes in our investor base would limit the Company’s future use of its tax benefits, which would significantly impair the value of the benefits to all shareholders. To implement the Rights Plan, the Board declared a non-taxable dividend of one preferred share purchase right (“Rights”) for each outstanding common stock of Energy XXI. The rights will be exercisable if a person or group acquires 4.9% or more of our common stock. The rights will also be exercisable if a person or group that already owns 4.9% or more of our common stock acquires additional shares (other than as a result of a dividend or a stock split). Our existing shareholders that beneficially own in excess of 4.9% of the common stock were “grandfathered in” at their current ownership level. If the rights become exercisable, all holders of rights, other than the person or group triggering the rights, will be entitled to purchase our common stock at a 50% discount. Rights held by the person or group triggering the rights will become void and will not be exercisable.

The Rights will trade with shares of our common stock and will expire on February 15, 2017 unless our shareholders ratify the Rights Plan prior to such date, in which case the term of the Rights Plan is extended to three years. The Board may terminate the Rights Plan or redeem the rights prior to the time the rights are triggered.

Since the primary purpose of the Rights is to deter existing shareholders or new investors to acquire more than 4.9% of our outstanding common stock, we believe that it is unlikely that the Rights would get triggered or exercised. Accordingly, since the fair value of the Rights is mostly derived from the probability of the Rights being exercised, we determined the Rights fair value to be immaterial.

As of March 31, 2016, no ownership change as defined in Section 382 had occurred and no Rights had been exercised.

In March 2016, each $1,000 principal amount of 3% Senior Convertible Notes were trading substantially lower than 98% of the value of our common stock multiplied by the then current conversion rate.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 — Stockholders’ Equity  – (continued)

Accordingly, certain bondholders holding $37 million in face value of our 3.0% Senior Convertible Notes requested for conversion. Upon conversion, we elected to issue shares of our common stock and delivered 915,385 shares of our common stock with fractional shares settled in cash. For more information see Note 7 — Long-Term Debt, under the caption 3.0% Senior Convertible Notes Due 2018.

As of March 31, 2016, $83.2 million remains available for repurchases under the share repurchase program approved by our Board of Directors in May 2013. We have suspended the repurchase program indefinitely to reduce our capital needs.

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

Dividends on both the 5.625% Preferred Stock and the 7.25% Preferred Stock may be paid in cash, shares of our common stock, or a combination thereof. If we elect to make payment in shares of common stock, such shares shall be valued for such purposes at 95% of the market value of our common stock as determined on the second trading day immediately prior to the record date for such dividend. Energy XXI suspended the quarterly dividends on the 5.625% Preferred Stock and the 7.25% Preferred Stock for the quarter ended March 31, 2016, and, as a result, no dividends for the fiscal third quarter were paid to the holders of either series of preferred stock.

As described in Note 1 — Organization and Chapter 11 Proceedings, pursuant to the Restructuring Support Agreement entered into on April 11, 2016, it is expected that an order of the Bermuda court will be sought to liquidate Energy XXI Ltd under the laws of Bermuda concurrently with the Company’s emergence from the Chapter 11 proceedings, and assuming that there are no assets available for distribution to equity under the Bermuda laws governing the payment of stakeholders in a Bermuda liquidation, existing equity holders would not receive distribution from the liquidator in respect of their equity interests in that liquidation. Accordingly, as of April 14, 2016, we are no longer accruing dividends on preferred stock.

Conversions of Preferred Stock

During the nine months ended March 31, 2016, we canceled and converted 120,309 shares of our 5.625% Preferred Stock into a total of 1,260,429 shares of common stock using a conversion rate of 10.4765 common shares per preferred share.

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

Notice Procedures and Transfer Restrictions

On April 14, 2016, the Debtors filed a motion (the “NOL Motion”) in the Bankruptcy Court for the entry of an order pursuant to Sections 105(a), 362 and 541 of the Bankruptcy Code to enable us to avoid limitations on the use of our tax net operating loss carryforwards and certain other tax attributes by imposing certain notice procedures and transfer restrictions on the acquisition (including by conversion) or disposition

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 — Stockholders’ Equity  – (continued)

of the Company’s equity securities, including common stock, 5.625% Preferred Stock or 7.25% Preferred Stock (the “Stock”). The Bankruptcy Court granted the requested interim order (the “Order”) on April 15, 2016 with a final hearing on the NOL Motion to be held on May 13, 2016. In general, the Order applies to any person or entity that, directly or indirectly, has (or would have, as a result of a proposed transaction) beneficial ownership of at least 4.9% of our outstanding Stock, as determined in accordance with applicable rules under Section 382 of the Internal Revenue Code of 1986, as amended (“Tax Ownership”).

Under the Order, any person or entity who has or acquires Tax Ownership of at least 4.9% of our common stock, 5.625% Preferred Stock or 7.25% Preferred Stock (each a “Substantial Equity Holder”) is required to file with the Bankruptcy Court, and serve on the Company, a notice containing certain Tax Ownership information set forth in the NOL Motion. Additionally, prior to any proposed acquisition of Stock that would result in an increase in the amount of our Stock beneficially owned by a Substantial Equity Holder, or that would result in a person or entity becoming a Substantial Equity Holder, such person, entity or Substantial Equity Holder is required to file with the Bankruptcy Court, and serve on the Company, a notice of such person, entity or Substantial Equity Holder’s intent to purchase, acquire or otherwise obtain Tax Ownership of Stock. Prior to effecting any sale, exchange, or other disposition of our Stock that would result in a decrease in the amount of our Stock beneficially owned by a Substantial Equity Holder, such Substantial Equity Holder is required to file with the Bankruptcy Court, and serve on the Company, a notice of such Substantial Equity Holder’s intent to sell, exchange or otherwise dispose of Tax Ownership of Stock.

If we file written approval of a proposed Stock transaction with the Court within fifteen calendar days of receipt of notice of such proposed transaction, then the proposed transaction may proceed. Otherwise, the transaction generally may not be consummated unless approved by a final and non-appealable order of the Court. The Order further provides that any transfer of Tax Ownership of Stock in violation of the procedures set forth in the NOL Motion, including but not limited to the notice requirements, shall be null and void ab initio, and the person or entity making such transfer or declaration shall be required to take such steps as the Court determines are necessary in order to be consistent with such transfer or declaration being null and void ab initio.

Note 12 — Supplemental Cash Flow Information

The following table presents our supplemental cash flow information (in thousands):

	Nine Months Ended March 31,
	2016	2015
Cash paid for interest	$225,736	$170,582
Cash paid for income taxes	150	840

The following table presents our non-cash investing and financing activities (in thousands):

	Nine Months Ended March 31,
	2016	2015
Financing of insurance premiums	$—	$2,148
Derivative instruments premium financing	—	7,305
Changes in capital expenditures and other accrued in accounts payable	(35,204)	(4,346)
Changes in asset retirement obligations	24,200	20,411
Proceeds from monetization of derivative instruments applied to Revolving Credit Facility	50,588	—

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

At our discretion, at the time the Restricted Stock Units and Performance Units vest, the amount due to employees will be settled in either common shares or cash. Historically, we have settled all vesting Restricted Stock Units awards in cash and accordingly they are accounted for under the liability method. The July 2015 vesting of the July 2014, 2013, and 2012 Performance Unit awards were also settled in cash. Subsequent to the Bankruptcy Petition date of April 14, 2016, any vesting of Restricted Stock Units or the Performance Units is accrued but not payable. Upon a change in control of the Company, as defined in the Incentive Plan, all outstanding Restricted Stock Units and Performance Units become immediately vested and payable.

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

We recognized compensation expense (benefit) related to our outstanding Restricted Stock Units and Performance Units as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Restricted Stock Units	$(2,270)	$6,124	$(6,149)	$10,102
Performance Units	(509)	838	1,786	(4,770)
Total compensation expense recognized	$(2,779)	$6,962	$(4,363)	$5,332

As of March 31, 2016, we had 6,200,958 unvested Restricted Stock Units and 331,146 Time-Based Performance Units and 2,151,546 TSR Performance Based Units.

As described in Note 1 — Organization and Chapter 11 Proceedings, pursuant to the Restructuring Support Agreement entered into on April 11, 2016, it is expected that the liquidation of Energy XXI Ltd will be completed under the laws of Bermuda, and, given that it is unlikely to have assets available for distribution, existing equity holders would receive no distributions in respect of that equity in that liquidation. As described in the Restructuring Support Agreement, it is expected that the Plan will include a new long-term management incentive plan (the “Management Incentive Plan”) for the Company upon emergence from the Chapter 11 proceedings. Such Management Incentive Plan will reserve up to 8% of the total New Equity on a fully diluted basis and will be a comprehensive equity based award plan with equity based awards (including stock option and restricted stock units) to be issued on terms and conditions determined by the board of directors of the New Entity.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14 — Related Party Transactions

Prior to the M21K Acquisition on August 11, 2015, we had a 20% interest in EXXI M21K and accounted for this investment using the equity method. We had provided a guarantee related to the payment of asset retirement obligations and other liabilities by M21K for the EP Energy property acquisition estimated at $65 million and $1.8 million, respectively. For the LLOG Exploration acquisition, we had guaranteed payment of asset retirement obligations by M21K estimated at $36.7 million. For the Eugene Island 330 and South Marsh Island 128 properties purchase, we had guaranteed payment of asset retirement obligation by M21K estimated at $18.6 million. For these guarantees, M21K agreed to pay us $6.3 million, $3.3 million and $1.7 million, respectively, over a period of three years from the respective acquisition dates. For the month ended July 31, 2015, we received $0.3 million related to such guarantees. For the three and nine months ended March 31, 2015, we received $0.9 million and $2.8 million, respectively, related to such guarantees. Prior to the M21K Acquisition, we also received a management fee of $0.98 per BOE produced for providing administrative assistance in carrying out M21K operations. For the month ended July 31, 2015, we received management fees of $0.2 million. For the three and nine months ended March 31, 2015, we received management fees of $0.7 million and $2.1 million, respectively. See Note 4 — Acquisitions.

Effective January 15, 2015, our Board of Directors appointed one of its members, James LaChance, to serve as our interim Chief Strategic Officer. In that position, Mr. LaChance pursued discussions with our lenders and noteholders to improve our available capital, leverage ratios and average debt maturity, as directed by our Chief Executive Officer, in consultation with the Board. Mr. LaChance’s duties as interim Chief Strategic Officer were separate from, and in addition to, his responsibilities as a member of the Board of Directors. In light of the significant increase in the amount of time Mr. LaChance was required to spend performing in this new role, we and Mr. LaChance entered into an interim Chief Strategic Officer consulting agreement (the “Consulting Agreement”), with an effective date of January 15, 2015. Under the Consulting Agreement, Mr. LaChance was paid $200,000 per month for his services as interim Chief Strategic Officer. The Consulting Agreement expired on July 15, 2015. During the nine months ended March 31, 2016, Mr. LaChance earned and was paid consulting fees of $0.1 million under the Consulting Agreement.

In accordance with the Consulting Agreement, Mr. LaChance was also entitled to a success fee if he continuously provided consulting services through the closing of one or a series of transactions to provide us and our affiliates with additional capital of more than $1 billion. The amount of this success fee was capped at $6 million, with up to $5 million payable upon achievement of objective criteria set forth in the Consulting Agreement and up to an additional $1 million payable in the Board of Directors’ discretion, based on qualitative factors. The success fee was earned and Mr. LaChance received, on March 12, 2015, 1,644,737 RSUs based on a price of $3.04 per share (the value weighted average price of our common stock for the period from December 1, 2014 through January 31, 2015), representing the full $5 million portion of the success fee.

With respect to the discretionary portion of the success fee, the Board of Directors awarded Mr. LaChance the full $1 million amount on October 15, 2015. Fifty percent of this amount was paid in cash in October 2015 and the other fifty percent was paid in the form of 231,482 RSUs, based on a price of $2.16 per share, which was the closing price of our common stock on October 15, 2015. All of the outstanding 1,876,219 RSUs were settled in cash for $1,182,018 on March 12, 2016 based on a price of $0.63 per share.

On October 9, 2015, the Board determined that the positions of Chief Executive Officer and Chairman of the Board should be held by two different individuals. As a result of that determination, the Board elected Mr. LaChance to serve as Chairman of the Board, effective as of October 15, 2015, to serve in such capacity until the earlier of his resignation or removal. Mr. LaChance will not receive any compensation for serving as Chairman of the Board, other than pursuant to director compensation programs that are applicable to other non-employee directors. Pursuant to the Restructuring Support Agreement entered into on April 11, 2016, the board of directors of the reorganized Debtors upon emergence from the Chapter 11 proceedings shall consist

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14 — Related Party Transactions  – (continued)

of seven persons to be designated by the Majority Restructuring Support Parties, which will include John D. Schiller, Jr., the Company’s current President and Chief Executive Officer.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net income (loss)	$160,776	$(495,061)	$(1,723,199)	$(743,834)
Preferred stock dividends	2,378	2,862	8,042	8,605
Net income (loss) attributable to common stockholders	$158,398	$(497,923)	$(1,731,241)	$(752,439)
Weighted average shares outstanding for basic EPS	95,916	94,408	95,254	94,076
Add dilutive securities	8,085	—	—	—
Weighted average shares outstanding for diluted EPS	104,001	94,408	95,254	94,076
Earnings (loss) per share
Basic	$1.65	$(5.27)	$(18.17)	$(8.00)
Diluted	$1.55	$(5.27)	$(18.17)	$(8.00)

For the three and nine months ended March 31, 2016, 1,549,380 and 9,094,703 common stock equivalents, respectively, were excluded from the diluted average shares due to an anti-dilutive effect. For the three and nine months ended March 31, 2015, 8,777,374 and 8,582,708 common stock equivalents, respectively, were excluded from the diluted average shares due to an anti-dilutive effect.

Note 16 — Commitments and Contingencies

Litigation.  We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. As described below, most of our pending legal proceedings have been stayed by virtue of filing the Bankruptcy Petitions on April 14, 2016. We do not believe the ultimate resolution of any such actions will have a material effect on our consolidated financial position, results of operations or cash flows. For more information regarding the Chapter 11 proceedings, see Note 1 — Organization and Chapter 11 Proceedings.

Letters of Credit and Performance Bonds.  As of March 31, 2016, we had $225 million in letters of credit to third parties relating to assets in the Gulf of Mexico and $388.0 million of performance bonds outstanding. On April 26, 2016, pursuant to the redetermination of our plugging and abandonment liabilities with third parties, it was agreed that subsequent to the Company’s emergence from the Chapter 11 proceedings, the letters of credit issued in favor of third parties would be reduced to $200 million from the existing amount of $225 million.

As a lessee and operator of oil and natural gas leases on the federal Outer Continental Shelf (“OCS”), approximately $226.6 million of our performance bonds are lease and/or area bonds issued to the BOEM (including $65.4 million associated with our August 2015 acquisition of the remaining equity interests in M21K) that the BOEM has access to and assure our commitment to comply with the terms and conditions of those leases. We also maintain approximately $161.4 million in performance bonds issued not to the BOEM

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16 — Commitments and Contingencies  – (continued)

but rather to predecessor third party assignors including certain state regulatory bodies of certain of the wells and facilities on these leases pursuant to a contractual commitment made by us to those third parties at the time of assignment with respect to the eventual decommissioning of those wells and facilities. In April 2015, we received letters from the BOEM stating that certain of our subsidiaries no longer qualify for waiver of certain supplemental bonding requirements for potential offshore decommissioning, plugging and abandonment liabilities. The letters notified us that certain of our subsidiaries must provide approximately $1.0 billion in supplemental financial assurance and/or bonding for our offshore oil and gas leases, rights-of-way, and rights-of-use and easements. In June 2015 and December 2015, following discussions with BOEM, we provided $150 million and $21.1 million, respectively, of supplemental bonds issued to the BOEM (which is reflected in the $226.6 million in lease and/or area bonds discussed above). On June 30, 2015, we sold the East Bay field, and as a result, the $1.0 billion of supplemental financial assurance and/or bonding required by the BOEM in April 2015 was reduced by approximately $178 million.

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

Since we received the additional information from the BOEM in October 2015, we have had a series of discussions and exchanges of information with the BOEM on long-term financial assurance planning, culminating in the BOEM’s agreement to, and execution of, our long-term plan approved and executed by the BOEM on February 25, 2016 (the “Long-Term Plan”). As required by our Long-Term Plan, we must perform, among other things, the following activities: (1) use our best commercial efforts to have the BOEM included as an additional obligee under our third-party bonds by July 1, 2016; (2) provide additional financial assurance as may be required under the applicable BOEM requirements with respect to any of our pending or future plans or activities for offshore leasing, exploration or development, including any permitting or assignment associated with such plans or activities (but excluding certain internal restructuring assignments or transfers between us and our subsidiaries or our affiliates, EPL and M21K); (3) pursue a multi-obligee security acceptable to the BOEM with respect to letters of credit covering certain properties acquired by us by July 1, 2016, or submit to the BOEM a plan for providing to the BOEM other satisfactory forms of financial assurance with respect those properties covered by such letters of credit; (4) with respect to certain of our operated properties with active non-waived co-lessees, make diligent efforts to negotiate with our co-lessees to achieve full financial assurance for certain of such offshore facility interests by submitting a plan for these properties by July 1, 2016; (5) work with the third-party operators of our non-operated interests to address our proportionate share of any supplemental bond demands on these non-operated properties; and (6) work with BOEM and our insurers to potentially receive credit for our energy insurance package. If we are unable to provide sufficient financial assurance to BOEM under this plan, after July 1, 2016, BOEM may assess additional supplemental financial assurance and/or bonding requirements on us, which could negatively impact our operations, financial condition and liquidity. Pursuant to the Restructuring Support Agreement entered into on April 11, 2016, it is anticipated that the Company will continue to perform its obligations under the Long-Term Plan during the pendency of the Chapter 11 Cases and in connection with the consummation of its restructuring.

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16 — Commitments and Contingencies  – (continued)

The BOEM may also bolster its financial assurance requirements mandated by rule for all companies operating in federal waters. The cost of compliance with our existing supplemental bonding requirements, including the directives and other correspondence issued by the BOEM in April 2015 and thereafter, as reflected in the Long-Term Plan, any other future BOEM directives, or any other changes to the BOEM’s current supplemental bonding requirements or supplemental bonding regulations applicable to us or our subsidiaries’ properties could materially and adversely affect our financial condition, cash flows, and results of operations. In addition, although we currently have $49.3 million in cash collateral provided to surety companies associated with the bonding requirements of the BOEM and third party assignors (including $7.6 million provided in April 2016), we may be required to provide additional cash collateral or letters of credit to support the issuance of such bonds or other surety. Such letters of credit would likely be issued under our Revolving Credit Facility and would reduce the amount of borrowings available under such facility in the amount of any such letter of credit obligations.

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

Grand Isle Gathering System Lease.  On June 30, 2015, Energy XXI GIGS Services, LLC, an indirect wholly-owned subsidiary of the Company (the “Tenant”), entered into a triple-net lease (the “Lease”) with Grand Isle Corridor, LP, a wholly-owned subsidiary of CorEnergy Infrastructure Trust, Inc. (“Grand Isle Corridor”), pursuant to which the Tenant will continue to operate the real and personal property constituting a subsea pipeline gathering system located in the shallow Gulf of Mexico shelf and storage and onshore processing facilities on Grand Isle, Louisiana sold to Grand Isle Corridor in June 2015.

Under the Lease, an event of default would be triggered by the Tenant upon (i) the filing by either the Tenant or the Company of a Bankruptcy Petition or (ii) the failure of either the Tenant or the Company to make any payment of principal or interest with respect to certain material debt of the Tenant or the Company, as a guarantor, after giving effect to any applicable cure period or the failure to perform under an agreement or instrument relating to such material debt (collectively, the “Specified Defaults”). Although the Tenant did not file a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code, the Company’s Bankruptcy Petition and failure to comply with its material debt instruments, would, among other things, allow Grand Isle Corridor to terminate the Lease.

As a result, the Tenant and Grand Isle Corridor entered into a Waiver to Lease, dated as of April 13, 2016 (the “Waiver”), whereby Grand Isle Corridor waived its right to exercise its remedies set forth under the Lease in the event of the Specified Defaults except its ability to exercise observer rights. The Waiver will terminate if any of the following events occur: (i) a dismissal of the Company’s Bankruptcy Petition, (ii) conversion of the pending case from a Chapter 11 bankruptcy to a chapter 7 bankruptcy case or other liquidation proceeding, (iii) relief from the automatic stay or other relief which allows the creditors of the material debt to take action to enforce such material debt against the Company or its property or (iv) a tenant event of default (as defined in the Lease) under the Lease other than arising out of the specified defaults expressly waived.

Other.  We maintain restricted escrow funds as required by certain contractual arrangements. At March 31, 2016, our restricted cash primarily related to $30 million related to the First Lien Credit Agreement, $25.5 million in cash collateral associated with our bonding requirements, $3.3 million related to the Grand Isle Gathering System (“GIGS”) transaction and approximately $6 million in a trust for future

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16 — Commitments and Contingencies  – (continued)

plugging, abandonment and other decommissioning costs related to the East Bay field which will be transferred to the buyer of our interests in that field.

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

Effect of Automatic Stay.  As described in Note 1 — Organization and Chapter 11 Proceedings, the Debtors filed voluntary petitions for relief under the Bankruptcy Code on April 14, 2016 (the “Petition Date”) in the Bankruptcy Court. Each of the Debtors continues to operate its business and manage its property as a debtor-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases, pursuant to Section 362(a) of the Bankruptcy Code, automatically enjoined, or stayed, among other things, the continuation of most judicial or administrative proceedings or the filing of other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under regulatory powers. Thus, the automatic stay may have no effect on certain matters described above.

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

We do not presently have any commodity derivative instruments. Our commodity derivative instruments historically consisted of financially settled crude oil and natural gas puts, swaps, put spreads, zero-cost collars and three way collars. We estimated the fair values of these instruments based on published forward commodity price curves, market volatility and contract terms as of the date of the estimate. The discount rate used in the discounted cash flow projections is based on published LIBOR rates. The fair values of commodity derivative instruments in an asset position include a measure of counterparty nonperformance risk, and the fair values of commodity derivative instruments in a liability position include a measure of our own nonperformance risk, each based on the current published issuer-weighted corporate default rates. See Note 9 — Derivative Financial Instruments.

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

During the three and nine months ended March 31, 2016, we did not have any transfers from or to Level 3. The following table presents the fair value of our Level 1 and Level 2 financial instruments (in thousands):

	Level 1		Level 2
	As of March 31, 2016	As of June 30, 2015	As of March 31, 2016	As of June 30, 2015
Assets:
Oil and natural gas derivatives	$—	$—	$—	$63,004
Liabilities:
Oil and natural gas derivatives	$—	$—	$—	$40,896
Restricted stock units	826	6,325	—	—
Time-based performance units	752	1,978	—	—
Total liabilities	$1,578	$8,303	$—	$40,896

The following table sets forth the outstanding and estimated fair values of our long-term debt instruments which are classified as Level 2 financial instruments (in thousands):

	March 31, 2016		June 30, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit facility	$99,412	$99,412	$150,000	$150,000
11% Senior Secured Second Lien Notes due 2020	1,450,000	206,625	1,398,896	1,276,000
8.25% Senior Notes due 2018	213,677	10,684	539,459	306,000
6.875% Senior Notes due 2024	143,993	7,344	650,000	211,250
3.0% Senior Convertible Notes due 2018	363,018	1,089	354,218	94,000
7.5% Senior Notes due 2021	238,071	8,332	500,000	164,925
7.75% Senior Notes due 2019	101,077	4,043	250,000	92,135
9.25% Senior Notes due 2017	249,452	15,466	750,000	413,160
	$2,858,700	$352,995	$4,592,573	$2,707,470

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 17 — Fair Value of Financial Instruments  – (continued)

The 11.0% Notes, the 8.25% Senior Notes, the 6.875% Senior Notes, and the 7.5% Senior Notes each contain an option to redeem up to 35% of the aggregate principal amount of the respective notes outstanding with the net cash proceeds of certain equity offerings. Such options are considered embedded derivatives and are classified as Level 3 financial instruments for which the estimated fair values at March 31, 2016 are not material.

The following table sets forth the changes in our Level 3 financial instruments (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Liabilities:
Performance-based performance units
Balance at beginning of period	$842	$109	$33	$6,910
Vested	(775)	—	(775)	—
Grants charged to general and administrative expense	56	266	865	(6,535)
Balance at end of period	$123	$375	$123	$375

Note 18 — Prepayments and Accrued Liabilities

Prepayments and accrued liabilities consist of the following (in thousands):

	March 31, 2016	June 30, 2015
Prepaid expenses and other current assets
Advances to joint interest partners	$1,012	$1,294
Insurance	12,259	3,427
Inventory	398	7,867
Royalty deposit	2,168	3,137
Other	18,008	8,573
Total prepaid expenses and other current assets	$33,845	$24,298
Accrued liabilities
Advances from joint interest partners	2,633	3,060
Employee benefits and payroll	7,784	18,927
Interest payable	115,311	83,384
Accrued hedge payable	—	1,399
Undistributed oil and gas proceeds	14,715	19,776
Severance taxes payable	682	843
Other	15,428	27,917
Total accrued liabilities	$156,553	$155,306

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 19 — Supplemental Guarantor Information

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 19 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD

CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)

	March 31, 2016
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
ASSETS
Current Assets
Cash and cash equivalents	$24,418	$158,377	$3,895	$—	$(3,243)	$183,447
Accounts receivable
Oil and natural gas sales	—	—	34,927	20,524	(2,878)	52,573
Joint interest billings	—	4,562	1,468	9,802	—	15,832
Other	42	13,807	2,499	5,310	—	21,658
Prepaid expenses and other current assets	508	23,799	3,073	6,465	—	33,845
Restricted cash	—	—	350	9,360	—	9,710
Derivative financial instruments	—	—	—	—	—	—
Total Current Assets	24,968	200,545	46,212	51,461	(6,121)	317,065
Property and Equipment
Oil and natural gas properties, net	—	76	407,097	389,939	(76)	797,036
Other property and equipment, net	—	—	1,556	16,925		18,481
Total Property and Equipment, net	—	76	408,653	406,864	(76)	815,517
Other Assets
Derivative financial instruments	—	—	—	—		—
Equity investments	—	—	—	1,812,128	(1,812,128)	—
Intercompany receivables	133,964	1,848,059	—	—	(1,982,023)	—
Restricted cash	—	25,529	—	30,030		55,559
Other assets and debt issuance costs, net	170,998	334,321	832	7,105	(498,952)	14,304
Total Other Assets	304,962	2,207,909	832	1,849,263	(4,293,103)	69,863
Total Assets	$329,930	$2,408,530	$455,697	$2,307,588	$(4,299,300)	$1,202,445
LIABILITIES
Current Liabilities
Accounts payable	$—	$20,235	$25,075	$35,262	$(5,651)	$74,921
Accrued liabilities	6,019	108,359	11,216	162,254	(131,295)	156,553
Asset retirement obligations	—	—	14,490	38,056		52,546
Current maturities of long-term debt due to EGC	—	—	—	266,567	(266,567)	—
Current maturities of long-term debt	363,018	2,182,593	—	317,876	—	2,863,487
Total Current Liabilities	369,037	2,311,187	50,781	820,015	(403,513)	3,147,507
Long-term debt, less current maturities	—	—	—	245,000	(245,000)	—
Deferred income taxes	27,943	—	—	—	(27,943)	—
Intercompany notes payable	—	—	—	496,000	(496,000)	—
Asset retirement obligations	—	50	299,513	204,310	(7,681)	496,192
Accumulated losses in excess of equity investments	2,391,294	2,205,738	—	—	(4,597,032)	—
Intercompany payables	—	—	1,775,181	70,999	(1,846,180)	—
Other liabilities	—	5,258	2,669	9,163		17,090
Total Liabilities	2,788,274	4,522,233	2,128,144	1,845,487	(7,623,349)	3,660,789
Stockholders’ Equity (Deficit)
Preferred stock
7.25% Convertible perpetual preferred stock	—	—	—	—	—	—
5.625% Convertible perpetual preferred stock	1	—	—	—	—	1
Common stock	486	1	—	12	(13)	486
Additional paid-in capital	1,845,523	2,248,240	114,825	7,373,882	(9,736,947)	1,845,523
Accumulated deficit	(4,304,354)	(4,361,944)	(1,787,272)	(6,911,793)	13,061,009	(4,304,354)
Total Stockholders’ Equity (Deficit)	(2,458,344)	(2,113,703)	(1,672,447)	462,101	3,324,049	(2,458,344)
Total Liabilities and Stockholders’ Equity (Deficit)	$329,930	$2,408,530	$455,697	$2,307,588	$(4,299,300)	$1,202,445

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 19 — Supplemental Guarantor Information  – (continued)

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

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 19 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2016
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenues
Oil sales	$—	$—	$48,621	$53,869	$(7,409)	$95,081
Natural gas sales	—	—	6,851	7,579	—	14,430
Gain on derivative financial instruments	—	6,774	—	—	—	6,774
Total Revenues	—	6,774	55,472	61,448	(7,409)	116,285
Costs and Expenses
Lease operating	—	474	40,462	48,517	(7,409)	82,044
Production taxes	—	2	220	—	(1)	221
Gathering and transportation	—	—	14,230	—	(75)	14,155
Depreciation, depletion and amortization	—	—	26,137	29,578	(1,868)	53,847
Accretion of asset retirement obligations	—	—	9,191	6,054	(188)	15,057
Impairment of oil and natural gas properties	—	—	222,746	115,616	2,107	340,469
General and administrative expense	1,352	7,590	17,801	1,615	—	28,358
Total Costs and Expenses	1,352	8,066	330,787	201,380	(7,434)	534,151
Operating Income (Loss)	(1,352)	(1,292)	(275,315)	(139,932)	25	(417,866)
Other Income (Expense)
Income (loss) from equity method investees	169,855	(153,468)	—	164,872	(181,259)	—
Other income (expense), net	4,178	9,521	3	4,464	(17,778)	388
Gain on early extinguishment of debt	33,203	466,091	—	—	277,728	777,022
Interest expense	(43,860)	(155,980)	—	(14,970)	16,042	(198,768)
Total Other Income (Expense), net	163,376	166,164	3	154,366	94,733	578,642
Income (Loss) Before Income Taxes	162,024	164,872	(275,312)	14,434	94,758	160,776
Income Tax Expense	1,247	—	—	—	(1,247)	—
Net Income (Loss)	160,777	164,872	(275,312)	14,434	96,005	160,776
Preferred Stock Dividends	2,378	—	—	—	—	2,378
Net Income (Loss) Attributable to Common Stockholders	$158,399	$164,872	$(275,312)	$14,434	$96,005	$158,398

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 19 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2015
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenues
Oil sales	$—	$—	$102,147	$77,444	$(1,986)	$177,605
Natural gas sales	—	—	14,812	12,200	—	27,012
Gain on derivative financial instruments	—	19,176	—	(2,213)	—	16,963
Total Revenues	—	19,176	116,959	87,431	(1,986)	221,580
Costs and Expenses
Lease operating	—	(401)	57,943	50,513	55	108,110
Production taxes	—	9	624	904	—	1,537
Gathering and transportation	—	—	3,726	—	—	3,726
Depreciation, depletion and amortization	—	—	104,824	75,866	7,257	187,947
Accretion of asset retirement obligations	—	—	6,537	5,569	—	12,106
Impairments	—	—	700,195	810,681	(941,260)	569,616
General and administrative expense	1,246	5,285	15,897	14,693	—	37,121
Total Costs and Expenses	1,246	4,893	889,746	958,226	(933,948)	920,163
Operating Income (Loss)	(1,246)	14,283	(772,787)	(870,795)	931,962	(698,583)
Other Income (Expense)
Income (Loss) from equity method investees	(464,671)	(720,028)	—	(670,077)	1,852,141	(2,635)
Other income (expense), net	5,085	5,220	—	4,437	(13,511)	1,231
Interest expense	(6,111)	(70,832)	—	(21,607)	13,511	(85,039)
Total Other Income (Expense), net	(465,697)	(785,640)	—	(687,247)	1,852,141	(86,443)
Income (Loss) Before Income Taxes	(466,943)	(771,357)	(772,787)	(1,558,042)	2,784,103	(785,026)
Income Tax Expense (Benefit)	1,513	(219,764)	—	(823,851)	752,137	(289,965)
Net Income (Loss)	(468,456)	(551,593)	(772,787)	(734,191)	2,031,966	(495,061)
Preferred Stock Dividends	2,862	—	—	—	—	2,862
Net Income (Loss) Attributable to Common Stockholders	$(471,318)	$(551,593)	$(772,787)	$(734,191)	$2,031,966	$(497,923)

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 19 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)

	For the Nine Months Ended March 31, 2016
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenues
Crude oil sales	$—	$—	$212,881	$224,479	$(23,673)	$413,687
Natural gas sales	—	—	26,077	28,453	—	54,530
Gain on derivative financial instruments	—	86,731	91	3,684	—	90,506
Total Revenues	—	86,731	239,049	256,616	(23,673)	558,723
Costs and Expenses
Lease operating	—	3,025	137,730	147,941	(23,672)	265,024
Production taxes	—	13	930	345	(1)	1,287
Gathering and transportation	—	—	46,134	—	(223)	45,911
Depreciation, depletion and amortization	—	—	153,374	151,201	(5,137)	299,438
Accretion of asset retirement obligations	—	—	26,861	19,479	(555)	45,785
Impairment of oil and natural gas properties	—	—	1,687,427	928,558	54,945	2,670,930
General and administrative expense	7,627	16,572	36,446	18,917	—	79,562
Total Costs and Expenses	7,627	19,610	2,088,902	1,266,441	25,357	3,407,937
Operating Income (Loss)	(7,627)	67,121	(1,849,853)	(1,009,825)	(49,030)	(2,849,214)
Other Income (Expense)
Loss from equity method investees	(1,701,314)	(2,666,431)	(9,687)	(1,699,180)	6,065,866	(10,746)
Other income (expense), net	12,958	27,082	7	15,844	(52,455)	3,436
Gain on early extinguishment of debt	33,203	1,193,396	—	21,269	277,728	1,525,596
Interest expense	(56,651)	(319,289)	(63)	(80,439)	64,222	(392,220)
Total Other Income (Expense), net	(1,711,804)	(1,765,242)	(9,743)	(1,742,506)	6,355,361	1,126,066
Income (Loss) Before Income Taxes	(1,719,431)	(1,698,121)	(1,859,596)	(2,752,331)	6,306,331	(1,723,148)
Income Tax Expense	3,768	—	—	51	(3,768)	51
Net Income (Loss)	(1,723,199)	(1,698,121)	(1,859,596)	(2,752,382)	6,310,099	(1,723,199)
Preferred Stock Dividends	8,042	—	—	—	—	8,042
Net Income (Loss) Attributable to Common Stockholders	$(1,731,241)	$(1,698,121)	$(1,859,596)	$(2,752,382)	$6,310,099	$(1,731,241)

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 19 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)

	For the Nine Months Ended March 31, 2015
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenues
Oil sales	$—	$—	$472,870	$356,584	$(1,986)	$827,468
Natural gas sales	—	—	54,672	38,702	—	93,374
Gain on derivative financial instruments	—	223,270	—	41,880		265,150
Total Revenues	—	223,270	527,542	437,166	(1,986)	1,185,992
Costs and Expenses
Lease operating	—	(401)	206,517	163,890	55	370,061
Production taxes	—	25	2,702	4,166	—	6,893
Gathering and transportation	—	—	17,685	—	—	17,685
Depreciation, depletion and amortization	—	—	294,349	239,710	(11,817)	522,242
Accretion of asset retirement obligations	—	—	19,875	17,848	—	37,723
Impairments	—	—	700,195	1,293,279	(1,094,565)	898,909
General and administrative expense	4,741	8,995	46,162	31,392	—	91,290
Total Costs and Expenses	4,741	8,619	1,287,485	1,750,285	(1,106,327)	1,944,803
Operating Income (Loss)	(4,741)	214,651	(759,943)	(1,313,119)	1,104,341	(758,811)
Other Income (Expense)
Income (Loss) from equity method investees	(712,318)	(1,015,750)	—	(1,028,736)	2,753,853	(2,951)
Other income (expense), net	15,401	6,189	—	13,397	(31,814)	3,173
Interest expense	(18,432)	(166,758)	(2,914)	(61,913)	31,814	(218,203)
Total Other Income (Expense), net	(715,349)	(1,176,319)	(2,914)	(1,077,252)	2,753,853	(217,981)
Income (Loss) Before Income Taxes	(720,090)	(961,668)	(762,857)	(2,390,371)	3,858,194	(976,792)
Income Tax Expense (Benefit)	4,582	(175,377)	—	(814,300)	752,137	(232,958)
Net Income (Loss)	(724,672)	(786,291)	(762,857)	(1,576,071)	3,106,057	(743,834)
Preferred Stock Dividends	8,605	—	—	—	—	8,605
Net Income (Loss) Attributable to Common Stockholders	$(733,277)	$(786,291)	$(762,857)	$(1,576,071)	$3,106,057	$(752,439)

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 19 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended March 31, 2016
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
Cash Flows From Operating Activities
Net loss	$(1,723,199)	$(1,698,121)	$(1,859,596)	$(2,752,382)	$6,310,099	$(1,723,199)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	—	153,374	151,201	(5,137)	299,438
Deferred income taxes	3,768	—	—	—	(3,768)	—
Impairment of oil and natural gas properties	—	—	1,687,427	928,558	54,945	2,670,930
Gain on early extinguishment of debt	(33,203)	(1,193,396)	—	(21,269)	(277,728)	(1,525,596)
Change in fair value of derivative financial instruments	—	20,735	—	(1,572)	—	19,163
Accretion of asset retirement obligations	—	—	26,861	19,479	(555)	45,785
Loss (income) from equity method investees	1,701,314	2,666,431	9,687	1,699,180	(6,065,866)	10,746
Amortization and write off of debt issuance costs and other	47,699	105,813	63	(15,686)	(297)	137,592
Deferred rent	—	—	—	6,865	74	6,939
Stock-based compensation	1,173	—	—	—	—	1,173
Changes in operating assets and liabilities						—
Accounts receivable	580	3,144	40,855	(11,419)	437	33,597
Prepaid expenses and other assets	(228)	(20,387)	2,645	5,051	—	(12,919)
Settlement of asset retirement obligations	—	—	(12,394)	(62,638)	—	(75,032)
Accounts payable and accrued liabilities	(5,200)	(205,823)	41,532	123,983	(42,011)	(87,519)
Net Cash Provided by (Used in) Operating Activities	(7,296)	(321,604)	90,454	69,351	(29,807)	(198,902)
Cash Flows from Investing Activities
Acquisitions, net of cash	—	—	(2,797)	—	—	(2,797)
Capital expenditures	—	(284)	(67,127)	(23,400)	(3,020)	(93,831)
Insurance payments received	—	—	4,379	—	—	4,379
Intercompany investment	—	(26,451)	—		26,451	—
Transfers from (to) restricted cash	—	5,471	—	(28,363)	—	(22,892)
Proceeds from the sale of properties	—	15	4,173	435	—	4,623
Other	—	—	—	41	—	41
Net Cash Used in Investing Activities	—	(21,249)	(61,372)	(51,287)	23,431	(110,477)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	334	—	—	—	—	334
Dividends to shareholders – preferred	(5,673)	—	—	—	—	(5,673)
Proceeds from long-term debt	—	1,121	—	—	—	1,121
Payments on long-term debt	—	(214,148)	—	(13,736)	—	(227,884)
Payment of debt assumed in acquisition	—	—	(25,187)	—	—	(25,187)
Fees related to debt extinguishment	—	(3,526)	—	—	—	(3,526)
Debt issuance costs	—	(1,826)	—	(337)	—	(2,163)
Other	—	—	—	(4,177)	3,133	(1,044)
Net Cash Used in Financing Activities	(5,339)	(218,379)	(25,187)	(18,250)	3,133	(264,022)
Net Decrease in Cash and Cash Equivalents	(12,635)	(561,232)	3,895	(186)	(3,243)	(573,401)
Cash and Cash Equivalents, beginning of period	37,053	719,609	—	186	—	756,848
Cash and Cash Equivalents, end of period	$24,418	$158,377	$3,895	$—	$(3,243)	$183,447

ENERGY XXI LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 19 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended March 31, 2015
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
Cash Flows From Operating Activities
Net income (loss)	$(724,672)	$(786,291)	$(762,857)	$(1,576,071)	$3,106,057	$(743,834)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	—	294,349	239,710	(11,817)	522,242
Impairment of oil and natural gas properties	—	—	700,195	963,986	(1,094,565)	569,616
Goodwill impairment	—	—	—	329,293	—	329,293
Deferred income tax expense	3,742	(174,202)	—	(815,474)	752,136	(233,798)
Change in fair value of derivative financial instruments	—	(72,043)	—	(13,043)	—	(85,086)
Accretion of asset retirement obligations	—	—	19,875	17,848	—	37,723
Income from equity method investees	712,318	1,015,750	—	1,028,736	(2,753,853)	2,951
Amortization of debt issuance costs and other	9,426	16,173	—	(7,657)	—	17,942
Stock-based compensation	3,271	—	—	—	—	3,271
Changes in operating assets and liabilities
Accounts receivable	9	(17,130)	65,712	13,456	116	62,163
Prepaid expenses and other assets	(261)	10,120	607	22,472	—	32,938
Settlement of asset retirement obligations	—	—	(38,211)	(39,024)	—	(77,235)
Accounts payable and accrued liabilities	(11,243)	(300,401)	9,527	69,476	(45,213)	(277,854)
Net Cash Provided by (Used in) Operating Activities	(7,410)	(308,024)	289,197	233,708	(47,139)	160,332
Cash Flows from Investing Activities
Acquisitions, net of cash	—	—	(301)	—	—	(301)
Capital expenditures	—	(171)	(104,383)	(407,748)	—	(512,302)
Insurance payments received	—	—	2,600	69	—	2,669
Change in equity method investments	—	—	—	12,642	—	12,642
Intercompany investment	(50,000)	50,000	—	153,000	(153,000)	—
Transfers from restricted cash	—	—	325	—	—	325
Proceeds from the sale of properties	—	—	7,093	—	—	7,093
Other	—	—	—	185	—	185
Net Cash Used in Investing Activities	(50,000)	49,829	(94,666)	(241,852)	(153,000)	(489,689)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	2,187	—	—	—	—	2,187
Dividends to shareholders – common	(23,492)	—	(194,531)	—	194,531	(23,492)
Dividends to shareholders – preferred	(8,605)	—	—	—	—	(8,605)
Proceeds from long-term debt	—	2,261,572	—	325,000	—	2,586,572
Payments on long-term debt	—	(1,407,209)	—	(322,146)	—	(1,729,355)
Debt issuance costs	—	(40,642)	—	(1,090)	—	(41,732)
Other	—	—	—	—	—	—
Net Cash Provided by (Used in) Financing Activities	(29,910)	813,721	(194,531)	1,764	194,531	785,575
Net Increase (Decrease) in Cash and Cash Equivalents	(87,320)	555,526	—	(6,380)	(5,608)	456,218
Cash and Cash Equivalents, beginning of period	135,703	3,723	—	6,380	—	145,806
Cash and Cash Equivalents, end of period	$48,383	$559,249	$—	$—	$(5,608)	$602,024

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

During the second quarter of fiscal year 2015, oil prices began a substantial and rapid decline which has continued into fiscal year 2016. Prior to the filing of the Chapter 11 Cases described below, in response to that decline, we initiated a series of financial and operational activities highlighted below:

•	Our fiscal year 2016 capital budget was reduced to a current planned amount in the range of $155 to $160 million, as compared to actual capital expenditures in fiscal year 2015 (excluding acquisition activity) of approximately $649 million. Our fiscal year 2016 budget is primarily focused on: (i) recompletion opportunities and lower risk development drilling opportunities in fields where we have had previous success and (ii) eliminating capital commitments on exploration and other activities that do not provide incremental production.
•	We have reduced field level operating costs, bringing lease operating costs per barrel down by 34% from first quarter of fiscal year 2015, and we are continuing to focus on operational and cost efficiencies.
•	We have suspended dividends on our common stock for the foreseeable future.
•	On March 12, 2015, we closed our private placement of $1.45 billion in aggregate principal amount of our 11% Senior Secured Second Lien Notes due 2020 (the “Second Lien Notes”) for net proceeds of $1.35 billion, after deducting the initial purchasers’ discount and direct offering costs paid by us. Of the net proceeds, $836 million was used to reduce our outstanding borrowings under our Revolving Credit Facility to $150 million, with the remaining amount available for general corporate purposes, including funding a portion of our capital expenditure program for fiscal year 2015 and for fiscal year 2016 as well as funding a portion of our bond repurchases in fiscal 2016.
•	In connection with the issuance of the Second Lien Notes, we proactively amended our Revolving Credit Facility, to, among other things, reduce the total borrowing base availability to $500 million and make certain modifications to the existing financial covenants. On November 30, 2015, our lenders reaffirmed the total borrowing base of our revolving credit facility at $500 million and temporarily relaxed the requirements of certain financial covenants. On February 29, 2016, the Thirteenth Amendment became effective and on March 14, 2016, the Fourteenth Amendment became effective, extending the term of the Thirteenth Amendment until April 15, 2016 and reducing the borrowing base to $327.2 million. Please read “— Liquidity and Capital Resources — Our Indebtedness and Available Credit — Revolving Credit Facility” below for additional information.
•	On June 30, 2015, we sold the Grand Isle Gathering System (the “GIGS”) for $245 million in cash, plus the assumption of an estimated $12.5 million asset retirement obligation associated with the decommissioning costs of the GIGS. In connection with the closing of the sale of the GIGS, we entered into a triple-net lease with Grand Isle Corridor pursuant to which we will continue to operate the GIGS.
•	In addition, on June 30, 2015, we sold our interest in the East Bay field for cash consideration of $21 million, plus the assumption by the buyer of asset retirement obligations totaling approximately $55.1 million. We retained a 5% overriding royalty interest (applicable only during calendar months if and when the WTI for such month averages over $65/Bbl) on these assets for a period not to exceed five years from the closing date or $7 million whichever occurs first, and we also retained 50% of the deep rights associated with the East Bay field.
•	During January 2015, we monetized our existing calendar 2015 ICE Brent three-way collars and Argus-LLS put spreads for total net proceeds of approximately $73.1 million. Additionally, we repositioned our calendar 2015 hedging portfolio by putting on Argus-LLS three-way collars, and we entered into NYMEX WTI costless collars to hedge a portion of our calendar 2016 production at the then current commodity prices, which provided us some price protection against further decline in oil prices. On March 15, 2016, pursuant to the Fourteenth Amendment to the First Lien Credit Agreement we unwound all our outstanding hedging contracts for $50.6 million and used the proceeds therefrom to repay amounts of outstanding loans to EPL under the First Lien Credit Agreement.
•	From July 1, 2015 through March 31, 2016, we repurchased approximately $1,713.7 million of our unsecured notes in open market transactions at a total cost of approximately $215.9 million and recorded a gain on the repurchases totalling approximately $1,492.4 million, net of associated debt issuance costs and certain other expenses. In addition, certain bondholders holding $37 million in face value of our 3.0% Senior Convertible Notes requested for conversion. Upon conversion, we recorded a gain of approximately $33.2 million after proportionate adjustment to the related debt issue costs, accrued interest and original debt issue discount. Post debt repurchases and conversion our total indebtedness reduced to $2,863.5 million.

As a result of continued decreases in commodity prices and our substantial debt burden, we continued throughout the third quarter of fiscal 2016 to work with our financial and legal advisors to analyze a variety of solutions to reduce our overall financial leverage, while maintaining primary focus on preserving liquidity. As part of this process, we engaged in discussions with certain of our debtholders and other stakeholders to develop and implement a comprehensive plan to restructure our balance sheet. As previously disclosed, as part of these ongoing discussions, on February 16, 2016, we elected to enter into the 30-day grace period under the terms of the indenture governing our indirect wholly-owned subsidiary, EPL Oil Gas, Inc.’s (“EPL”) outstanding 8.25% Senior Notes due February 2018 (the “8.25% Senior Notes”) to extend the timeline for making the cash interest payment to March 17, 2016. During the three months ended March 31, 2016, we also repurchased $266.6 million of the 8.25% Senior Notes and $471.1 million of our indirectly wholly-owned subsidiary, Energy XXI Gulf Coast, Inc.’s (“EGC”) 9.25% Senior Notes due 2017 in open market transactions at a total cost of approximately $2.8 million, plus accrued interest, eliminating the springing maturity in the Second Lien Notes described in Note 7 — Long-Term Debt to Consolidated Financial Statements in this Quarterly Report.

On March 15, 2016, as part of our ongoing discussions with certain of our debtholders, we elected to make the deferred interest payment on the 8.25% Senior Notes, while electing not to make the interest payments due on EGC’s 11.0% Senior Secured Second Lien Notes due 2020 (the “Second Lien Notes”) and

on EGC’s 6.875% Senior Notes due 2024, commencing a new 30-day grace period. During the new 30-day grace period, we continued discussions with an ad hoc committee of certain holders (the “Second Lien Noteholders”) of the Second Lien Notes and a steering committee of lenders (the “Lenders”) under our Revolving Credit Facility regarding a potential restructuring. On April 11, 2016, we entered into the Restructuring Support Agreement (as defined below) with certain of the Second Lien Noteholders. Pursuant to the Restructuring Support Agreement, we expect to eliminate more than $2.8 billion in debt from our balance sheet by eliminating substantially all of our prepetition indebtedness other than indebtedness under our Revolving Credit Facility, resulting in a significantly deleveraged capital structure.

Bankruptcy Proceedings and Restructuring Support Agreement

On April 14, 2016, the Company, EGC, EPL and certain other subsidiaries of the Company (excluding Energy XXI GIGS Services, LLC, which leases a subsea pipeline gathering system located in the shallow Gulf of Mexico Shelf and storage an onshore processing facilities on Grand Isle, Louisiana) listed on Schedule 1 of the Restructuring Support Agreement (as defined below) (together with the Company, EGC and EPL, the “Debtors”) filed voluntary petitions for reorganization (the petitions collectively, the “Bankruptcy Petitions”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 (“Chapter 11”) of the United States Bankruptcy Code (the “Bankruptcy Code”). The Debtor’s Chapter 11 cases (collectively, the “Chapter 11 Cases”) are being administered under the caption “In re: Energy XXI Ltd, et al., Case No. 16-31928.” The Debtors will continue to operate their businesses and manage their assets as debtors-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Concurrently with the filing of the Bankruptcy Petitions, Energy XXI Ltd filed a winding-up petition commencing an official liquidation proceeding under the laws of Bermuda before the Supreme Court of Bermuda. On April 15, 2016, John C. McKenna was appointed as provisional liquidator by the Supreme Court of Bermuda.

Prior to filing the Bankruptcy Petitions, on April 11, 2016, the Debtors entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with certain holders (the “Second Lien Noteholders”) of EGC’s Second Lien Notes, providing that the Second Lien Noteholders party thereto will support a restructuring of the Debtors, subject to the terms and conditions of the Restructuring Support Agreement. The restructuring transactions contemplated by the Restructuring Support Agreement will be effectuated through a joint prearranged plan of reorganization (as may be amended, restated, supplemented, or otherwise modified from time to time, (the “Plan”)). The Plan will represent a settlement of various issues, controversies, and disputes.

The Restructuring Support Agreement provides, among other things, that:

•	The liquidation of Energy XXI Ltd will be completed under the laws of Bermuda, and, given that it is unlikely to have assets available for distribution, existing equity holders would receive no distribution in respect of that equity in that liquidation.
•	The Debtors, on behalf of the holders of claims (the “First Lien Claims”) arising on account of the Company’s Second Amended and Restated First Lien Credit Agreement (as amended, the “First Lien Credit Facility,” “Revolving Credit Facility” or “Revolver”) and subject to further negotiations with the Lenders under the Revolving Credit Facility, will use their best efforts to ensure that at emergence, the amount drawn under the Revolving Credit Facility either (i) remains outstanding or (ii) is refinanced with a new facility with terms acceptable to the Second Lien Noteholders party to the Restructuring Support Agreement (the “Restructuring Support Parties”) who hold, in aggregate, at least 66.6% in principal amount of the Second Lien Notes Claims (as defined below) held by the Restructuring Support Parties (the “Majority Restructuring Support Parties”); provided, however that (a) $228 million of letters of credit usage remains outstanding and (b) other terms, including a borrowing base redetermination holiday, are acceptable to the Debtors and the Majority Restructuring Support Parties. If the Debtors are unable to obtain the foregoing treatment of the First Lien Claims, then the Debtors will use their best efforts to obtain treatment acceptable to the Debtors and the Majority Restructuring Support Parties.

•	Holders of claims relating to the Second Lien Notes (the “Second Lien Notes Claims”) will receive their pro rata share of 100% of the common stock (the “New Equity”) in the reorganized company (the “New Entity”) on account of such Second Lien Notes Claims, subject to dilution from the issuance of New Equity in connection with the long-term management incentive plan for the reorganized Debtors (the “Management Incentive Plan”) and the Warrant Package (as defined below).
•	Holders of allowed priority claims (other than a priority tax claim or administrative claim) will receive either: (i) cash equal to the full allowed amount of such claim or (ii) such other treatment as may otherwise be agreed to by such holder, the Debtors, and the Majority Restructuring Support Parties.
•	Holders of secured claims (other than a priority tax claim, First Lien Claim, or Second Lien Notes Claim) will receive, at the Debtors’ election and with the consent of the Majority Restructuring Support Parties, either: (i) cash equal to the full allowed amount of such claim, (ii) reinstatement of such holder’s claim, (iii) the return or abandonment of the collateral securing such claim to such holder, or (iv) such other treatment as may otherwise be agreed to by such holder, the Debtors, and the Majority Restructuring Support Parties.
•	If the holders of claims relating to the unsecured EGC notes (the “EGC Unsecured Notes Claims”), the unsecured EPL notes (the “EPL Unsecured Notes Claims”) and the Company’s senior unsecured convertible notes (the “EXXI Convertible Notes Claims”) vote to accept the Plan, then such holders will receive their pro rata share of the package of out-of-the-money warrants equal to an aggregate of up to up to 10% of the New Equity (subject to dilution from the Management Incentive Plan) with a maturity of 10 years and an equity strike price equal to (i) the principal amount of the Second Lien Notes Claims less the original issue discount of approximately $53.5 million plus (ii) accrued and unpaid interest (the “Warrant Package”). If, however, the holders of such claims vote to reject the Plan, then such holders will not receive a distribution under the Plan. Subject to the terms of the Plan, the Warrant Package will be divided amongst the classes of EGC Unsecured Notes Claims, EPL Unsecured Notes Claims, or EXXI Convertible Notes Claims, consistent with their respective legal entitlements.
•	John D. Schiller, Jr. will continue as the New Entity’s Chief Executive Officer and a member of its board of directors.
•	The Debtors will negotiate the terms and conditions of an amended and restated employment agreement with Mr. Schiller as Chief Executive Officer of the reorganized company, which terms and conditions shall be subject to the prior written consent of the Majority Restructuring Support Parties.

Milestones

The Restructuring Support Agreement also contains the following proposed milestones (the “Milestones”) for progress in the Chapter 11 proceedings:

•	no later than April 14, 2016, the Debtors shall commence the Chapter 11 Cases by filing Bankruptcy Petitions with the Bankruptcy Court (such filing date, the “Petition Date”);
•	no later than April 14, 2016, the Company will file a winding up petition with the Bermuda Court commencing the Bermuda Proceeding;
•	on the Petition Date, the Debtors shall file with the Bankruptcy Court (i) a motion seeking entry of the interim order authorizing use of cash collateral (the “Interim Cash Collateral Order”) and the final order authorizing use of cash collateral (the “Final Cash Collateral Order”); and (ii) a motion seeking to assume the Restructuring Support Agreement (the “RSA Assumption Motion”);
•	no later than April 18, 2016, the Bankruptcy Court shall have entered the Interim Cash Collateral Order;

•	no later than May 16, 2016, the Debtors shall file with the Bankruptcy Court: (i) the Plan; (ii) the related disclosure statement (and all exhibits thereto) with respect to the Plan (the “Disclosure Statement”); and (iii) a motion (the “Disclosure Statement and Solicitation Motion”) seeking, among other things, (A) approval of the Disclosure Statement, (B) approval of procedures for soliciting, receiving, and tabulating votes on the Plan and for filing objections to the Plan, and (C) to schedule the hearing to consider confirmation of the Plan (the “Confirmation Hearing”);
•	no later than May 25, 2016, the Bankruptcy Court shall have entered the Final Cash Collateral Order;
•	no later than July 1, 2016, the Bankruptcy Court shall have entered an order authorizing the assumption of the Restructuring Support (the “RSA Assumption Order”);
•	no later than July 1, 2016, (i) the Bankruptcy Court shall have entered an order approving the Disclosure Statement and the relief requested in the Disclosure Statement and Solicitation Motion; and (ii) no later than five (5) business days after entry of the order approving the Disclosure Statement and Solicitation Motion, the Debtors shall have commenced solicitation on the Plan by mailing the solicitation materials with respect to the Plan (collectively, the “Solicitation Materials”) to parties eligible to vote on the Plan;
•	no later than August 8, 2016, the Bankruptcy Court shall have commenced the Confirmation Hearing;
•	no later than August 19, 2016, the Bankruptcy Court shall have entered the confirmation order with respect to the Plan (the “Confirmation Order”); and
•	no later than September 2, 2016, the Debtors shall consummate the transactions contemplated by the Plan (the date of such consummation, the “Effective Date”), it being understood that the satisfaction of the conditions precedent to the Effective Date (as set forth in the Plan) shall be conditions precedent to the occurrence of the Effective Date.

The Majority Restructuring Support Parties have the right, but not the obligation, to terminate their obligations under the Restructuring Support Agreement upon the failure of the Debtors to meet any of the Milestones set forth above unless (i) such failure is the direct result of any act, omission, or delay on the part of any Restructuring Support Part in violation of its obligations under the Restructuring Support Agreement or (ii) such Milestone is extended with the express prior written consent of the Majority Restructuring Support Parties.

Reorganization Process

On the Petition Date, the Bankruptcy Court issued certain additional interim and final orders with respect to the Debtors’ first-day motions and other operating motions that allow the Debtors to operate their businesses in the ordinary course. The first-day motions provided for, among other things, the payment of certain pre-petition employee and retiree expenses and benefits, the use of the Debtors’ existing cash management system, and the payment of certain pre-petition amounts to certain critical vendors, the ability to pay certain pre-petition taxes and regulatory fees, the payment of certain pre-petition claims owed on account of insurance policies and programs. With respect to those first-day motions for which only interim approval has been granted, the Bankruptcy Court has scheduled final hearings on such motions for May 13, 2016.

Subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petitions. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors’ property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors’ may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions.

A Chapter 11 plan (including the Plan) determines the rights and satisfaction of claims of various creditors and security holders and is subject to the ultimate outcome of negotiations and the Court’s decisions through the date on which a Chapter 11 plan (including the Plan) is confirmed. The Debtors currently expect that any proposed Chapter 11 plan (including the Plan), among other things, would provide mechanisms for settlement of the Debtors’ pre-petition obligations, changes to certain operational cost drivers, treatment of the Company’s existing equity holders, potential income tax liabilities and certain corporate governance and administrative matters pertaining to the reorganized New Entity. Any proposed Chapter 11 plan will (and the Plan may) be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Debtors’ creditors, including the Lenders under the Revolving Credit Facility and holders of the EGC Unsecured Notes Claims, EPL Unsecured Notes Claims, and EXXI Convertible Notes Claims, and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that the Debtors will be able to secure approval for the Plan or any other Chapter 11 plan from the Bankruptcy Court or that any Chapter 11 plan will be accepted by the Debtors’ creditors.

Under the priority rankings established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a Chapter 11 plan (including the Plan). The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a Chapter 11 plan (including the Plan). No assurance can be given as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they would receive. A Chapter 11 plan (including the Plan) could result in holders of certain liabilities and/or securities, including common stock, receiving no distribution on account of their interests. Because of such possibilities, there is significant uncertainty regarding the value of our liabilities and securities, including our common stock. At this time, there is no assurance we will be able to restructure as a going concern or successfully propose or implement a Chapter 11 plan (including the Plan).

For periods subsequent to filing the Bankruptcy Petitions, the Company will apply the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 852, Reorganizations, in preparing the consolidated financial statements. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases will be recorded in a reorganization line item on the consolidated statements of operations. In addition, the pre-petition obligations that may be impacted by the bankruptcy reorganization process will be classified on the balance sheet in liabilities subject to compromise. These liabilities will be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

Going Concern Matters

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, although the Bankruptcy Petitions noted above and sustained depressed commodity prices raise substantial doubt about our ability to continue as a going concern. Accordingly, the financial statements and related notes do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that would be required should we be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon, among other things, market conditions and our ability to improve profitability, meet certain conditions of the Restructuring Support Agreement as noted above and obtain confirmation of the Plan or another Chapter 11 plan by the Court and our ability to successfully implement the Plan or another Chapter 11 plan. As a result of the Bankruptcy Petitions, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as a debtor-in-possession pursuant to the Bankruptcy Code, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Court or as otherwise permitted in the ordinary course of business (and subject to restrictions in the Restructuring Support Agreement), for amounts other than those reflected in the accompanying consolidated financial statements. Further, the Plan, or another Chapter 11 plan, could materially change the amounts and classifications of assets and liabilities reported in our consolidated financial statements.

GIGS Waiver

As previously reported, on June 30, 2015, Energy XXI GIGS Services, LLC, an indirect wholly-owned subsidiary of the Company (the “Tenant”), entered into a triple-net lease (the “Lease”) with Grand Isle Corridor, LP, a wholly-owned subsidiary of CorEnergy Infrastructure Trust, Inc. (“Grand Isle Corridor”), pursuant to which the Tenant will continue to operate the real and personal property constituting a subsea pipeline gathering system located in the shallow Gulf of Mexico shelf and storage and onshore processing facilities on Grand Isle, Louisiana sold to Grand Isle Corridor in June 2015.

Under the Lease, an event of default would be triggered by the Tenant upon (i) the filing by either the Tenant or the Company of a Bankruptcy Petition or (ii) the failure of either the Tenant or the Company to make any payment of principal or interest with respect to certain material debt of the Tenant or the Company, as guarantor, after giving effect to any applicable cure period or the failure to perform under an agreement or instrument relating to such material debt (collectively, the “Specified Defaults”). Although the Tenant did not file a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code, the Company’s Bankruptcy Petition and failure to comply with its material debt instruments, would, among other things, allow Grand Isle Corridor to terminate the Lease.

As a result, the Tenant and Grand Isle Corridor entered into a Waiver to Lease, dated as of April 13, 2016 (the “Waiver”), whereby Grand Isle Corridor waived its right to exercise its remedies set forth under the Lease in the event of the Specified Defaults except its ability to exercise observer rights as detailed in Section 23.2(b)(vii) of the Lease. The Waiver will terminate if any of the following events occur: (i) a dismissal of the Company’s Bankruptcy Petition, (ii) conversion of the pending case from a Chapter 11 bankruptcy to a chapter 7 bankruptcy case or other liquidation proceeding, (iii) relief from the automatic stay or other relief which allows the creditors of the Material Debt to take action to enforce such Material Debt against the Company or its property or (iv) a Tenant Event of Default (as defined in the Lease) under the Lease other than arising out of the Specified Defaults expressly waived.

Known Trends and Uncertainties

Commodity Price Volatility and Impact on our Results of Operations.  Prices for oil and natural gas historically have been volatile and are expected to continue to be volatile. Oil and natural gas prices declined significantly during fiscal year 2015 and the decline has continued into fiscal year 2016. The posted price per barrel for West Texas intermediate light sweet crude oil, or WTI, for the period from October 1, 2014 to March 31, 2016 ranged from a high of $91.01 to a low of $26.21, a decrease of 71.2%, and the NYMEX natural gas price per MMBtu for the period October 1, 2014 to March 31, 2016 ranged from a high of $4.49 to a low of $1.64, a decrease of 63.5%. As of March 31, 2016, the spot market price for WTI was $38.34. Oil prices remain depressed in 2016, with the price of WTI crude oil per barrel dropping below $27.00 in February 2016 for the first time in twelve years. Although oil prices have rebounded above $40.00 per barrel in April 2016, there is still significant volatility in commodity prices and these prices are still significantly lower than the industry has experienced in recent years. The recent declines in oil and natural gas prices have adversely affected our financial position and results of operations and the quantities of oil and natural gas reserves that we can economically produce.

Exploration and Production (“E&P”) Bankruptcies.  In the United States, several E&P companies with substantial debt filed for bankruptcy protection between July 2014 and March 2016. With the continued market instability, numerous E&P companies have been forced to stop drilling new wells — the core of an E&P company’s business — and cut capital expenditures, as it is not economically feasible to undertake capital intensive projects at current prices. Others have been forced to sell off assets at severe discounts, or even stop operations altogether. The Company along with the independent directors at EGC and EPL has determined that commencing Chapter 11 cases to implement the restructuring contemplated by the Restructuring Support Agreement will maximize value for its stakeholders.

Reserve Quantities.  A prolonged period of depressed commodity prices could have a significant impact on the value and volumetric quantities of our proved reserve portfolio, assuming no other changes in our development plans. At March 31, 2016, our total proved reserves were 99.7 MMBOE. The unweighted arithmetic average first-day-of-the-month prices used to determine our reserves as of June 30, 2015 were $73.79 per barrel of oil, $29.54 per barrel for NGLs and $3.08 per MMBtu for natural gas, which is significantly higher than current forward strip prices. At NYMEX forward strip pricing as of April 29, 2016, we estimate that our total proved reserve equivalent volumes as of March 31, 2016 would have been approximately 1% higher compared to the results obtained using SEC pricing. Our estimated reserves as of June 30, 2015 may be further adjusted as warranted based on any changes to our long range plan, expected capital availability and drilling cost environment. The Company’s proved reserves declined significantly compared to prior year and may decline in future years.

Due to the depressed commodity prices and our lack of capital resources to develop our properties, the Company believed that all of its proved undeveloped oil and gas reserves no longer qualified as being proved as of the period ended December 31, 2015. As a result, we removed all of our proved undeveloped oil and gas reserves from the proved category as of December 31, 2015. Almost all of the proved undeveloped reserves that were removed from the proved category as of December 31, 2015 are still economic at current prices, but were reclassed to the probable category because they are no longer expected to be drilled within five years of initial booking due to current constraints on ability to fund development drilling. In addition, as of December 31, 2015, we identified certain of our unevaluated properties totaling to $336.5 million as being uneconomical and transferred such amounts to the full cost pool, subject to amortization.

Ceiling Test Write-down.  During the nine months ended March 31, 2016, we recognized write-downs of our oil and natural gas properties totaling $2,670.9 million. The write-downs did not impact our cash flows from operating activities but resulted in our net loss for the period and increased our stockholders’ deficit. Further ceiling test write-downs will be required if oil and natural gas prices remain low or decline further, unproved property values decrease, estimated proved reserve volumes are revised downward or the net capitalized cost of proved oil and natural gas properties otherwise exceeds the present value of estimated future net cash flows. Based on the average oil and natural gas price calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the previous 12 months ending April 29, 2016, we presently expect to incur further impairment of $55 million to $65 million in the fourth fiscal quarter of 2016. If the current low commodity price environment or downward trend in oil and natural gas prices continues, we may incur further impairments to our full cost pool beyond fiscal 2016 based on the average oil and natural gas price calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the previous 12-month period under the SEC pricing methodology.

Decreasing Service Costs.  We have also seen a significant and continuing reduction in rig rates and drilling costs, which should allow us to spend less capital drilling our development wells than in prior periods.

BOEM Supplemental Financial Assurance and/or Bonding Requirements.  As of March 31, 2016, we had $225 million in letters of credit to third parties relating to assets in the Gulf of Mexico and $388.0 million of performance bonds outstanding. On April 26, 2016, pursuant to the redetermination of our plugging and abandonment liabilities with third parties, it was agreed that subsequent to the Company’s emergence from the Chapter 11 proceedings, the letters of credit issued in favor of third parties would be reduced to $200 million from the existing amount of $225 million.

As a lessee and operator of oil and natural gas leases on the federal OCS, approximately $226.6 million of our performance bonds are lease and/or area bonds issued to the BOEM (including $65.4 million associated with our August 2015 acquisition of the remaining equity interests in M21K) that the BOEM has access to and assure our commitment to comply with the terms and conditions of those leases. We also maintain approximately $161.4 million in performance bonds issued not to the BOEM but rather to predecessor third party assignors including certain state regulatory bodies of certain of the wells and facilities on these leases pursuant to a contractual commitment made by us to those third parties at the time of assignment with respect to the eventual decommissioning of those wells and facilities. In April 2015, we received letters from the BOEM stating that certain of our subsidiaries no longer qualify for waiver of certain supplemental bonding requirements for potential offshore decommissioning, plugging and abandonment liabilities. The letters notified us that certain of our subsidiaries must provide approximately $1.0 billion in supplemental financial assurance and/or bonding for our offshore oil and gas leases, rights-of-way, and rights-of-use and easements. In June 2015 and December 2015, we reached agreements with the BOEM with respect to which we provided $150 million and $21.1 million, respectively, of supplemental bonds issued to the BOEM (which is reflected in the $226.6 million in lease and/or area bonds discussed above). On June 30, 2015, we sold the East Bay field, and as a result, the $1.0 billion of supplemental financial assurance and/or bonding required by the BOEM in April 2015 was reduced by approximately $178 million.

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

Since we received the additional information from the BOEM in October 2015, we have had a series of discussions and exchanges of information with the BOEM on long-term financial assurance planning, culminating most recently in the BOEM’s agreement to, and execution of, the Long-Term Plan on February 25, 2016. As required by this plan, we must perform, among other things, the following activities: (1) use our best commercial efforts to have the BOEM included as an additional obligee under our third-party bonds by July 1, 2016; (2) provide additional financial assurance as may be required under the applicable BOEM requirements with respect to any of our pending or future plans or activities for offshore leasing, exploration or development, including any permitting or assignment associated with such plans or activities (but excluding certain internal restructuring assignments or transfers between us and our subsidiaries or our affiliates, EPL and M21K); (3) pursue a multi-obligee security acceptable to the BOEM with respect to letters of credit covering certain properties acquired by us by July 1, 2016, or submit to the BOEM a plan for providing to the BOEM other satisfactory forms of financial assurance with respect those properties covered by such letters of credit; (4) with respect to certain of our operated properties with active non-waived co-lessees, make diligent efforts to negotiate with our co-lessees to achieve full financial assurance for certain of such offshore facility interests by submitting a plan for these properties by July 1, 2016; (5) work with the third-party operators of our non-operated interests to address our proportionate share of any supplemental bond demands on these non-operated properties; and (6) work with BOEM and our insurers to potentially receive credit for our energy insurance package. If we are unable to provide sufficient financial assurance to the BOEM under the Long-Term Plan, after July 1, 2016, BOEM may assess additional supplemental financial assurance and/or bonding requirements on us, which could negatively impact our operations, financial condition and liquidity. Pursuant to the Restructuring Support Agreement entered into on April 11, 2016, it is anticipated that the Company will continue to perform its obligations under the Long-Term Plan during the pendency of the Chapter 11 Cases and in connection with the consummation of its restructuring.

The BOEM may bolster of its financial assurance requirements mandated by rule for all companies operating in federal waters. The cost of compliance with our existing supplemental bonding requirements, including the directives issued by the BOEM in April 2015 and June 2015 as reflected in the Long-Term Plan, any other future BOEM directives, or any other changes to the BOEM’s current NTL supplemental bonding requirements or supplemental bonding regulations applicable to us or our subsidiaries’ properties could materially and adversely affect our financial condition, cash flows, and results of operations. In addition, although we currently have $49.3 million in cash collateral provided to surety companies associated with the bonding requirements of the BOEM and third party assignors (including $7.6 million provided in April 2016), we may be required to provide additional cash collateral or letters of credit to support the issuance of such bonds or other surety. Such letters of credit would likely be issued under our Revolving Credit Facility and would reduce the amount of borrowings available under such facility in the amount of any such letter of credit obligations.

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

Operational Information

	Quarter Ended
Operating Highlights	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(In thousands, except per unit amounts)
Operating revenues
Oil sales	$95,081	$139,698	$178,908	$225,263	$177,605
Natural gas sales	14,430	16,615	23,485	23,908	27,012
Gain (loss) on derivative financial instruments	6,774	28,302	55,430	(29,711)	16,963
Total revenues	116,285	184,615	257,823	219,460	221,580
Percentage of operating revenues from oil prior to gain (loss) on derivative financial instruments	87%	89%	88%	90%	87%
Operating expenses
Lease operating expense
Insurance expense	8,312	10,042	11,335	8,963	8,828
Workover and maintenance	12,105	6,656	22,028	12,243	10,773
Direct lease operating expense	61,627	71,660	61,259	72,268	88,509
Total lease operating expense	82,044	88,358	94,622	93,474	108,110
Production taxes	221	309	757	1,492	1,537
Gathering and transportation	14,155	16,778	14,978	3,459	3,726
Depreciation, depletion and amortization	53,847	121,567	124,024	183,279	187,947
Accretion of asset retirement obligations	15,057	15,944	14,784	12,358	12,106
Impairment of oil and natural gas properties	340,469	1,425,792	904,669	1,852,268	569,616
Goodwill impairment	—	—	—	—	—
General and administrative	28,358	29,015	22,189	25,210	37,121
Total operating expenses	534,151	1,697,763	1,176,023	2,171,540	920,163
Operating loss	$(417,866)	$(1,513,148)	$(918,200)	$(1,952,080)	$(698,583)

	Quarter Ended
Operating Highlights	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(In thousands, except per unit amounts)
Sales volumes per day
Natural gas (MMcf)	84.8	99.4	100.4	103.2	110.4
Oil (MBbls)	35.0	37.9	42.2	42.0	41.6
Total (MBOE)	49.1	54.5	58.9	59.3	60.0
Percent of sales volumes from oil	71%	70%	72%	71%	69%
Average sales price
Oil per Bbl	$29.86	$40.05	$46.11	$58.87	$47.49
Natural gas per Mcf	1.87	1.82	2.54	2.55	2.72
Gain (loss) on derivative financial instruments per BOE	1.52	5.65	10.23	(5.51)	3.14
Total revenues per BOE	26.01	36.83	47.57	40.70	41.06
Operating expenses per BOE
Lease operating expense
Insurance expense	1.86	2.00	2.09	1.66	1.64
Workover and maintenance	2.71	1.33	4.06	2.27	2.00
Direct lease operating expense	13.79	14.30	11.30	13.40	16.40
Total lease operating expense per BOE	18.36	17.63	17.45	17.33	20.04
Production taxes	0.05	0.06	0.14	0.28	0.28
Gathering and transportation	3.17	3.35	2.76	0.64	0.69
Depreciation, depletion and amortization	12.05	24.26	22.88	33.99	34.83
Accretion of asset retirement obligations	3.37	3.18	2.73	2.29	2.24
Impairment of oil and natural gas properties	76.17	284.48	166.91	343.52	105.56
Goodwill impairment	—	—	—	—	—
General and administrative	6.34	5.79	4.09	4.68	6.88
Total operating expenses per BOE	119.51	338.75	216.96	402.73	170.52
Operating loss per BOE	$(93.50)	$(301.92)	$(169.39)	$(362.03)	$(129.46)

Results of Operations

Three Months Ended March 31, 2016 Compared With the Three Months Ended March 31, 2015

Our consolidated net income attributable to common stockholders for the three months ended March 31, 2016 was $158.4 million or $1.55 diluted earnings per common share (“per share”) as compared to a net loss of $497.9 million or $5.27 per share for the three months ended March 31, 2015. Net income for the three months ended March 31, 2016 was primarily due to the gain on early extinguishment of debt, partially offset by the impairment of oil and natural gas properties. Net loss for the three months ended March 31, 2015 was primarily due to the impairment of oil and natural gas properties. For the three months ended March 31, 2016, lower oil sales prices, lower oil and natural gas sales volumes and lower gain on derivative financial instruments resulted in lower revenues compared to the three months ended March 31, 2015. For the three months ended March 31, 2016, lower depreciation, depletion and amortization (“DD&A”) and lease operating expenses more than offset the impact of lower revenues. In addition, interest expense was higher in the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Revenues

	Three Months Ended March 31,		Decrease	Percent Decrease
	2016	2015
		(In thousands)
Oil	$95,081	$177,605	$(82,524)	(46.5)%
Natural gas	14,430	27,012	(12,582)	(46.6)%
Gain on derivative financial instruments	6,774	16,963	(10,189)	(60.1)%
Total Revenues	$116,285	$221,580	$(105,295)	(47.5)%

Our consolidated revenues decreased $105.3 million in the third quarter of fiscal 2016 as compared to the same period in the prior fiscal year. Lower revenues were primarily due to lower oil sales prices, lower oil and natural gas sales volumes and lower gain on derivative financial instruments. Revenue variances related to commodity prices, sales volumes and hedging activities are presented in the following table and described below.

Price and Volume Variances

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)	Revenue Increase (Decrease)
	2016	2015
					(In thousands)
Price Variance
Oil sales prices (per Bbl)	$29.86	$47.49	$(17.63)	(37.1)%	$(65,933)
Natural gas sales prices (per Mcf)	1.87	2.72	(0.85)	(31.3)%	(8,430)
Gain on derivative financial instruments (per BOE)	1.52	3.14	(1.62)	(51.6)%	(10,189)
Total price variance					(84,552)
Volume Variance
Oil sales volumes (MBbls)	3,184	3,740	(556)	(14.9)%	(16,591)
Natural gas sales volumes (MMcf)	7,714	9,938	(2,224)	(22.4)%	(4,152)
BOE sales volumes (MBOE)	4,470	5,396	(926)	(17.2)%
Percent of BOE from oil	71%	69%
Total volume variance					(20,743)
Total price and volume variance					$(105,295)

Price Variances

Commodity prices are one of the key drivers of our earnings and net operating cash flow. Lower commodity prices decreased revenues by $84.6 million in the third quarter of fiscal 2016 as compared to the same period in the prior fiscal year. Average oil prices decreased $17.63 per barrel in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015, resulting in lower revenues of $65.9 million. Average natural gas prices decreased $0.85 per Mcf in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015, resulting in lower revenues of $8.4 million. For the third quarter of fiscal 2016, our hedging activities resulted in a gain on derivative activities of $1.52 per BOE compared to a gain of $3.14 per BOE for the same period in the prior fiscal year, resulting in lower revenues of $10.2 million. The gain on derivatives for the quarter ended March 31, 2016 reflects a gain on settlements and monetization of our derivative contracts of approximately $21.15 per barrel of oil compared to the gain on settlements and monetization of our derivative contracts of approximately $29.00 per barrel of oil for the quarter ended March 31, 2015.

Commodity prices are affected by many factors that are outside of our control and we cannot accurately predict future commodity prices. Depressed commodity prices over an extended period of time will result in reduced cash from operating activities, potentially causing us to further reduce our capital expenditure program. As a result of our high level of indebtedness and commodity prices, we have significantly reduced our planned capital spending, and such curtailment of the development of our properties will eventually lead to a decline in our production and reserves which would further reduce our liquidity and ability to satisfy our debt obligations by negatively impacting our cash flow from operating activities and the value of our assets.

Volume Variances

Sales volumes are another key driver of our earnings and net operating cash flow. Oil sales volumes decreased 6.6 MBbls per day in the third quarter of fiscal 2016 as compared to the same period in the prior fiscal year, resulting in lower revenues of $16.6 million. Natural gas sales volumes decreased by 25.6 Mcfe per day in the third quarter of fiscal 2016 as compared to the same period in the prior fiscal year, resulting in lower revenues of $4.2 million. Sales volumes decreased because of natural well declines, reduced drilling activity resulting in less new production, and irregular downtime due to third party pipelines. In the low commodity price environment, we expect to see further production declines due to natural declines and limited activity in the fields.

Costs and Expenses and Other (Income) Expense

	Three Months Ended March 31,				Increase (Decrease) Total $
	2016		2015
	Total $	Per BOE	Total $	Per BOE
	(In thousands, except per unit amounts)
Cost and expenses
Lease operating expense
Insurance expense	$8,312	$1.86	$8,828	$1.64	$(516)
Workover and maintenance	12,105	2.71	10,773	2.00	1,332
Direct lease operating expense	61,627	13.79	88,509	16.40	(26,882)
Total lease operating expense	82,044	18.36	108,110	20.04	(26,066)
Production taxes	221	0.05	1,537	0.28	(1,316)
Gathering and transportation	14,155	3.17	3,726	0.69	10,429
Depreciation, depletion and amortization	53,847	12.05	187,947	34.83	(134,100)
Accretion of asset retirement obligations	15,057	3.37	12,106	2.24	2,951
Impairment of oil and natural gas properties	340,469	76.17	569,616	105.56	(229,147)
General and administrative	28,358	6.34	37,121	6.88	(8,763)
Total costs and expenses	$534,151	$119.51	$920,163	$170.52	$(386,012)
Other (income) expense
Loss from equity method investees	$—	$—	$2,635	$0.49	$(2,635)
Other income, net	(388)	(0.09)	(1,231)	(0.23)	843
Gain on early extinguishment of debt	(777,022)	(173.83)	—	—	(777,022)
Interest expense	198,768	44.47	85,039	15.76	113,729
Total other (income) expense, net	$(578,642)	$(129.45)	$86,443	$16.02	$(665,085)

Costs and expenses decreased $386.0 million in the third quarter of fiscal 2016 as compared to the same period in the prior fiscal year, principally due to lower impairment of oil and natural gas properties of $229.1 million. In addition, costs and expenses included lower DD&A, lower lease operating expense and lower general and administrative expense, partially offset by an increase in gathering and transportation expense, principally due to factors discussed further below.

At the end of each quarter, we compare the present value of estimated future net cash flows from proved reserves (computed using the unweighted arithmetic average of the first-day-of-the-month historical price for each month within the previous 12-month period discounted at 10%, plus the lower of cost or fair market value of unproved properties and excluding cash flows related to estimated abandonment costs) to our full cost pool of oil and natural gas properties, net of related deferred taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of these oil and gas properties exceed the estimated discounted future net cash flows, we are required to write-down the value of our oil and natural gas properties to the value of the discounted cash flows. As a result of our ceiling test at March 31, 2016, we recognized ceiling test impairments of our oil and natural gas properties totaling $340.5 million and $569.6 million during the quarters ended March 31, 2016 and 2015, respectively.

Lease operating expense decreased $26.1 million in the third quarter of fiscal 2016 as compared to the same period in the prior fiscal year. This decrease was primarily due to lower direct lease operating expenses stemming from declining service costs resulting from the decline in commodity prices and decrease in demand for oil field services. Lease operating expense per BOE decreased from $20.04 for the quarter ended March 31, 2015 to $18.36 for the quarter ended March 31, 2016.

Gathering and transportation expense increased $10.4 million in the third quarter of fiscal 2016 as compared to the same period in the prior fiscal year. This increase was primarily due to rent expense associated with the lease of the GIGS, which we entered into on June 30, 2015.

DD&A expense decreased $134.1 million in the third quarter of fiscal 2016 as compared to the same period in the prior fiscal year, primarily due to a decrease in the DD&A per BOE rate of $22.78. The decrease in the DD&A rate in the third quarter of fiscal 2016 was primarily due to the reduction in our full cost pool due to the impairments of our oil and natural gas properties in prior quarterly periods of fiscal year 2015 and 2016 resulting from the ceiling test, partially offset by the reduction in proved reserve estimates.

General and administrative expense decreased $8.8 million in the third quarter of fiscal 2016 as compared to the same period in the prior fiscal year, primarily due to lower employee salary costs and lower stock-based compensation, partially offset by lower capitalized amounts and an increase in restructuring costs.

Interest expense increased $113.7 million in the third quarter of fiscal 2016 as compared to the same period in the prior fiscal year, principally due to the acceleration of amortization of debt issuance costs and debt discount as well as interest on the Second Lien Notes, partially offset by interest reductions from repurchases of debt. On a per unit of production basis, interest expense increased from $15.76 per BOE to $44.47 per BOE.

During the three months ended March 31, 2016, we repurchased certain of our unsecured notes in aggregate principal amounts as follows: $266.6 million of 8.25% Senior Notes due 2018 and $471.1 million of 9.25% Senior Notes due 2017. We repurchased these notes in open market transactions at a total cost of approximately $2.8 million, plus accrued interest. In addition, certain bondholders holding $37 million in face value of our 3.0% Senior Convertible Notes requested for conversion. We recorded a gain on the repurchases and conversion totalling approximately $777.0 million, net of associated debt issuance costs, debt discount and certain other expenses.

Income Tax Expense

The income tax expense in the third quarter of fiscal 2016 is computed based on our estimated annual effective tax rate for the full fiscal year. We recorded no income tax expense in the third quarter of fiscal 2016 compared to income tax benefit of $290.0 million in the third quarter of fiscal 2015. The change in our estimated annual effective tax rate is primarily due to the forecast book loss for the year and our inability to currently record any additional net deferred tax assets due to a preponderance of negative evidence as to future realizability of these deferred tax assets. Please see Note 10 — Income Taxes of Notes to Consolidated Financial Statements in this Quarterly Report.

Nine Months Ended March 31, 2016 Compared With the Nine Months Ended March 31, 2015

Our consolidated net loss attributable to common stockholders for the nine months ended March 31, 2016 was $1,731.2 million or $18.17 diluted net loss per common share (“per share”) as compared to $752.4 million or $8.00 per share for the nine months ended March 31, 2015. The increase in the loss was primarily due to the impairment of oil and natural gas properties, lower oil and natural gas sales prices, lower gain on derivative financial instruments and higher interest expense, partially offset by the gain on early extinguishment of debt. In addition, DD&A and lease operating expenses were lower in the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015. The nine months ended March 31, 2015 also included impairment of goodwill.

Revenues

	Nine Months Ended March 31,		Decrease	Percent Decrease
	2016	2015
		(In thousands)
Oil	$413,687	$827,468	$(413,781)	(50.0)%
Natural gas	54,530	93,374	(38,844)	(41.6)%
Gain on derivative financial instruments	90,506	265,150	(174,644)	(65.9)%
Total Revenues	$558,723	$1,185,992	$(627,269)	(52.9)%

Our consolidated revenues decreased $627.3 million in the first nine months of fiscal 2016 as compared to the same period in the prior fiscal year. Lower revenues were primarily due to lower commodity sales prices. Revenue variances related to commodity prices, sales volumes and hedging activities are presented in the following table and described below.

Price and Volume Variances

	Nine Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)	Revenue Increase (Decrease)
	2016	2015
					(In thousands)
Price Variance
Crude oil sales prices (per Bbl)	$39.20	$72.38	$(33.18)	(45.8)%	$(379,298)
Natural gas sales prices (per Mcf)	2.09	3.33	(1.24)	(37.2)%	(34,717)
Gain on derivative financial instruments	6.07	16.46	(10.39)	(63.1)%	(174,644)
Total price variance					(588,659)
Volume Variance
Crude oil sales volumes (MBbls)	10,552	11,432	(880)	(7.7)%	(34,483)
Natural gas sales volumes (MMcf)	26,099	28,079	(1,980)	(7.1)%	(4,127)
BOE sales volumes (MBOE)	14,902	16,112	(1,210)	(7.5)%
Percent of BOE from crude oil	71%	71%
Total volume variance					(38,610)
Total price and volume variance					$(627,269)

Price Variances

Lower commodity prices decreased revenues by $588.7 million in the first nine months of fiscal 2016 as compared to the same period in the prior fiscal year. Average oil prices decreased $33.18 per barrel in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015, resulting in lower revenues of $379.3 million. Average natural gas prices decreased $1.24 per Mcf in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015, resulting in lower revenues of $34.7 million. For the first nine months of fiscal 2016, our hedging activities resulted in a gain on derivative activities of $6.07 per BOE compared to a gain of $16.46 per BOE for the same period in the prior fiscal year, resulting in lower revenues of $174.6 million. The gain on derivatives for the nine months ended March 31, 2016 reflects a gain on settlements and monetization of our derivative contracts of approximately $10.11 per barrel of oil compared to the gain on settlements and monetization of our derivative contracts of approximately $15.67 per barrel of oil for the nine months ended March 31, 2015.

Volume Variances

Oil sales volumes decreased 3.4 MBbls per day in the first nine months of fiscal 2016 as compared to the same period in the prior fiscal year, resulting in lower revenues of $34.5 million. Natural gas sales volumes decreased by 7.6 Mcfe per day in the first nine months of fiscal 2016, resulting in lower revenues of $4.1 million. Sales volumes decreased because of natural well declines, reduced drilling activity resulting in less new production, and irregular downtime due to third party pipelines. In the low commodity price environment, we expect to see further production declines due to natural declines and limited activity in the fields.

Costs and Expenses and Other (Income) Expense

	Nine Months Ended March 31,				Increase (Decrease) Total $
	2016		2015
	Total $	Per BOE	Total $	Per BOE
	(In thousands, except per unit amounts)
Cost and expenses
Lease operating expense
Insurance expense	$29,689	$1.99	$31,083	$1.93	$(1,394)
Workover and maintenance	40,789	2.74	53,319	3.31	(12,530)
Direct lease operating expense	194,546	13.06	285,659	17.73	(91,113)
Total lease operating expense	265,024	17.79	370,061	22.97	(105,037)
Production taxes	1,287	0.09	6,893	0.43	(5,606)
Gathering and transportation	45,911	3.08	17,685	1.10	28,226
DD&A	299,438	20.09	522,242	32.41	(222,804)
Accretion of asset retirement obligations	45,785	3.07	37,723	2.34	8,062
Impairment of oil and natural gas properties	2,670,930	179.23	569,616	35.35	2,101,314
Goodwill impairment	—	—	329,293	20.44	(329,293)
General and administrative	79,562	5.34	91,290	5.67	(11,728)
Total costs and expenses	$3,407,937	$228.69	$1,944,803	$120.71	$1,463,134
Other (income) expense
Loss from equity method investees	$10,746	$0.72	$2,951	$0.18	$7,795
Other income, net	(3,436)	(0.23)	(3,173)	(0.20)	(263)
Gain on early extinguishment of debt	(1,525,596)	(102.38)	—	—	(1,525,596)
Interest expense	392,220	26.32	218,203	13.54	174,017
Total other (income) expense, net	$(1,126,066)	$(75.57)	$217,981	$13.52	$(1,344,047)

Costs and expenses increased $1,463.1 million in the first nine months of fiscal 2016 as compared to the same period in the prior fiscal year, principally due to the impairment of oil and natural gas properties of $2,101.3 million and an increase in gathering and transportation expense. Partially offsetting these increases were lower goodwill impairment, DD&A and lease operating expense, principally due to factors discussed further below.

As a result of our ceiling test at September 30, 2015, December 31, 2015 and March 31, 2016, we recognized ceiling test impairments of our oil and natural gas properties totaling $2,670.9 million during the nine months ended March 31, 2016.

As a result of the goodwill impairment test performed at December 31, 2014, during the nine months ended March 31, 2015 we recorded a non-cash impairment charge of $329.3 million to reduce the carrying value of goodwill to zero as of December 31, 2014.

Lease operating expense decreased $105.0 million in the first nine months of fiscal 2016 as compared to the same period in the prior fiscal year. This decrease was primarily due to lower direct lease operating expenses stemming from declining service costs resulting from the decline in commodity prices and decrease in demand for oil field services. Lease operating expense per BOE declined from $22.97 for the nine months ended March 31, 2015 to $17.79 for the nine months ended March 31, 2016.

Gathering and transportation expense increased $28.2 million in the first nine months of fiscal 2016 as compared to the same period in the prior fiscal year. This increase was primarily due to rent expense associated with the lease of the GIGS, which we entered into on June 30, 2015.

DD&A expense decreased $222.8 million in the first nine months of fiscal 2016 as compared to the same period in the prior fiscal year, primarily due to a decrease in the DD&A per BOE rate of $12.32. The decrease in the DD&A rate in the first nine months of fiscal 2016 was primarily due to the reduction in our full cost pool due to the impairments of our oil and natural gas properties in prior quarterly periods of fiscal year 2015 and 2016 resulting from the ceiling test, partially offset by the reduction in proved reserve estimates.

General and administrative expense decreased $11.7 million in the first nine months of fiscal 2016 as compared to the same period in the prior fiscal year, primarily due to lower employee salary costs and lower stock-based compensation, partially offset by lower capitalized amounts and an increase in restructuring costs.

Interest expense increased $174.0 million in the first nine months of fiscal 2016 as compared to the same period in the prior fiscal year, principally due to the acceleration of amortization of debt issuance costs and debt discount as well as interest on the Second Lien Notes, partially offset by interest reductions from repurchases of debt. On a per unit of production basis, interest expense increased from $13.54 per BOE to $26.32 per BOE.

During the nine months ended March 31, 2016, we repurchased certain of our unsecured notes in aggregate principal amounts as follows: $506.0 million of 6.875% Senior Notes due 2024, $261.9 million of 7.5% Senior Notes due 2021, $148.9 million of 7.75% Senior Notes due 2019, $296.3 million of 8.25% Senior Notes due 2018 and $500.6 million of 9.25% Senior Notes due 2017. We repurchased these notes in open market transactions at a total cost of approximately $215.9 million, plus accrued interest. In addition, in March 2016, certain bondholders holding $37 million in face value of our 3.0% Senior Convertible Notes requested for conversion. We recorded a gain on the repurchases and conversion totalling approximately $1,525.6 million, net of associated debt issuance costs, debt discount and certain other expenses.

Income Tax Expense

The income tax expense in the first nine months of fiscal 2016 is computed based on our estimated annual effective tax rate for the full fiscal year. We recorded essentially no income tax expense in the first nine months of fiscal 2016 compared to income tax benefit of $233.0 million in the first nine months of fiscal 2015. The decrease in the estimated annual effective tax rate is primarily due to the book loss for the period, the forecast book loss for the year and our inability to currently record any additional net deferred tax assets due to a preponderance of negative evidence as to future realizability of these deferred tax assets. See Note 10 — Income Taxes of Notes to Consolidated Financial Statements in this Quarterly Report.

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of approximately $183 million and no available borrowing capacity under our Revolving Credit Facility. As of March 31, 2016, the total carrying value of our indebtedness was $2,863.5 million and was classified as current due to covenant violations that existed at March 31, 2016, that were not cured prior to the Bankruptcy Petitions filed by us on April 14, 2016. Our indebtedness was comprised of $99.4 million of secured indebtedness outstanding under our Revolving Credit Facility, $1.45 billion of Second Lien Notes, $4.8 million in other secured indebtedness and $1,309.3 million of unsecured notes.

Liquidity Before Filing Under Chapter 11 of the United States Bankruptcy Code

We have historically funded our operations primarily through cash flows from operating activities, borrowings under our Revolving Credit Facility, proceeds from the issuance of debt and equity securities and proceeds from asset sales. However, future cash flows are subject to a number of variables, and are highly dependent on the prices we receive for oil and natural gas. Oil and natural gas prices declined severely during fiscal year 2015 and have declined even further through fiscal 2016 to date. The price of WTI crude oil per barrel dropped below $27.00 per barrel in January 2016 for the first time in twelve years. Although oil prices have rebounded above $40.00 per barrel in April 2016, there is still significant volatility in commodity prices and these prices are still significantly lower than the industry has experienced in recent years. These lower commodity prices have negatively impacted revenues, earnings and cash flows, and sustained low oil and natural gas prices will have a material and adverse effect on our liquidity position.

As a result of the material adverse effect of commodity price declines on our liquidity position, uncertainty arose in the third quarter of fiscal 2016 as to whether we would be able to deliver the quarterly compliance certificate required under our Revolving Credit Facility, which among other things, requires that we make certain representations regarding our solvency and ongoing compliance with the financial ratios under our Revolving Credit Facility. In light of this uncertainty, on February 29, 2016, we entered into the Thirteenth Amendment and Waiver to our Revolving Credit Facility described below (the “Thirteenth Amendment”) which, among other things, waived our requirement to deliver a compliance certificate for the fiscal quarter ended December 31, 2015. On March 14, 2016, we entered into the Fourteenth Amendment and Waiver to the Revolving Credit Facility (the “Fourteenth Amendment”), which, among other things, extended the term of the waiver of the compliance certificate included in the Thirteenth Amendment until April 15, 2016.

In addition to providing that we were not required to deliver a compliance certificate for the fiscal quarter ended December 31, 2015 until its expiration date, the following additional changes to the First Lien Credit Agreement became effective upon the execution of the Thirteenth Amendment:

•	Prohibiting EGC and EPL from borrowing under the First Lien Credit Agreement before March 15, 2016.
•	Requiring EGC and EPL to deposit the proceeds of any loan under the First Lien Credit Agreement in an account covered by a control agreement in favor of the administrative agent.
•	Allowing for EGC and EPL to get replacement letters of credit under the First Lien Credit Agreement without satisfying the credit extension conditions in the First Lien Credit Agreement so long as the replacement letter of credit does not have an aggregate face amount in excess of the available amount of the letter of credit being replaced and certain other conditions set forth in the Thirteenth Amendment are met.

The Fourteenth Amendment further provided for the reduction of our borrowing base under the First Lien Credit Agreement. The borrowing base under the First Lien Credit Agreement as of the effectiveness of the Fourteenth Amendment was reduced from $500 million to $377.8 million, with such reduction effectively removing any further borrowing capacity under the First Lien Credit Agreement beyond an aggregate amount equal to the amount of outstanding letters of credit that have been issued thereunder plus the amount of outstanding loans to EPL thereunder. The Fourteenth Amendment further provided that we unwind certain hedging transactions and use the proceeds therefrom to repay amounts of outstanding loans to EPL under the First Lien Credit Agreement, and for such repayments to then result in an automatic and permanent reduction in our borrowing base. Accordingly, on March 15, 2016, we unwound and monetized all of our outstanding crude oil and natural gas contracts and received $50.6 million and paid this amount towards reduction of EPL’s borrowing base. As of March 31, 2016, our borrowing base was $327.2 million.

In response to commodity price declines, our fiscal year 2016 capital budget was reduced to a current planned amount in the range of $155 to $160 million, as compared to actual capital expenditures in fiscal year 2015 (excluding acquisition activity) of approximately $649 million, with a remaining budget of approximately $6 million to $11 million for the fourth quarter of fiscal 2016. Due to the depressed commodity prices and our lack of capital resources to develop our properties, the Company believed that all of its proved undeveloped oil and gas reserves no longer qualified as being proved as of the period ended December 31, 2015. As a result, we removed all of our proved undeveloped oil and gas reserves from the proved category as of December 31, 2015. Almost all of the proved undeveloped reserves that were removed from the proved category as of December 31, 2015 are still economic at current prices, but were reclassed to the probable category because they are no longer expected to be drilled within five years of initial booking due to current constraints on our ability to fund development drilling. In addition, as of December 31, 2015, we identified certain of our unevaluated properties totaling to $336.5 million as being uneconomical and transferred such amounts to the full cost pool, subject to amortization. The curtailment of the development of our properties will eventually lead to a decline in our production and reserves which would further reduce our liquidity and ability to satisfy our debt obligations by negatively impacting our cash flow from operating activities and the value of our assets.

Our liquidity may be further adversely affected if the BOEM requires us to provide additional bonding as a means to assure our decommissioning obligations, such as the plugging of wells, the removal of platforms and other offshore facilities, the abandonment of offshore pipelines and the clearing of the seafloor of obstructions, or if the surety companies providing such bonds on our behalf require us to provide additional cash collateral for such new or existing bonds. Any further expense in providing additional bonds or restrictions on our cash to collateralize existing bonds or new bonds would further reduce our liquidity.

As a result of continued decreases in commodity prices and our substantial debt burden, we continued throughout the third quarter of fiscal 2016 to work with our financial and legal advisors to analyze a variety of solutions to reduce our overall financial leverage, while maintaining primary focus on preserving liquidity. As part of this process, we engaged in discussions with certain of our debtholders and other stakeholders to develop and implement a comprehensive plan to restructure our balance sheet. As previously disclosed, as part of these ongoing discussions, on February 16, 2016, we had elected to enter into the 30-day grace period under the terms of the indenture governing EPL’s outstanding 8.25% Senior Notes due February 2018 (the “8.25% Senior Notes”) to extend the timeline for making the cash interest payment to March 17, 2016. In February 2016, we also repurchased $266.6 million of the 8.25% Senior Notes and $471.1 million of EGC’s 9.25% Senior Notes due 2017 in open market transactions at a total cost of approximately $2.8 million, plus accrued interest, eliminating the springing maturity in the Second Lien Notes described in Note 7 — Long-Term Debt to Consolidated Financial Statements in this Quarterly Report.

On March 15, 2016, as part of our ongoing discussions with certain of our debtholders, we elected to make the deferred interest payment on the 8.25% Senior Notes, while electing not to make the interest payments due on the Second Lien Notes and on EGC’s 6.875% Senior Notes due 2024, commencing a new 30-day grace period. During the new 30-day grace period, we continued discussions with an ad hoc committee of Second Lien Noteholders and a steering committee of Lenders under our Revolving Credit Facility regarding a potential restructuring. On April 11, 2016, we entered into the Restructuring Support Agreement with certain of the Second Lien Noteholders. Pursuant to the Restructuring Support Agreement, we expect to eliminate more than $2.8 billion in debt from our balance sheet by eliminating substantially all of our prepetition indebtedness other than indebtedness under our Revolving Credit Facility, resulting in a significantly deleveraged capital structure. For more information regarding the Restructuring Support Agreement, see Note 1 — Organization and Chapter 11 Proceedings. On April 14, 2016, the Debtors filed Bankruptcy Petitions in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code.

Liquidity After Filing Under Chapter 11 of the United States Bankruptcy Code

Subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petitions. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors’ property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

The Bankruptcy Court has approved payment of certain pre-petition obligations, including payments for employee wages, salaries and certain other benefits, customer programs, taxes, utilities, insurance, surety bond premiums as well as payments to critical vendors and possessory lien vendors. Despite the liquidity provided by our existing cash on hand, our ability to maintain normal credit terms with our suppliers may become impaired. We may be required to pay cash in advance to certain vendors and may experience restrictions on the availability of trade credit, which would further reduce our liquidity. If liquidity problems persist, our suppliers could refuse to provide key products and services in the future. In addition, due to the public perception of our financial condition and results of operations, in particular with regard to our potential failure to meet our debt obligations, some vendors could be reluctant to enter into long-term agreements with us.

Although we have lowered our capital budget and reduced the scale of our operations significantly, our business remains capital intensive. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with our Chapter 11 proceedings (approximately $6.2 million, of which approximately $0.5 million was capitalized as debt issue costs, through March 31, 2016) and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 proceedings. The Company believes it has sufficient liquidity, including approximately $183 million of cash on hand as of March 31, 2016 and funds generated from ongoing operations, to fund anticipated cash requirements through the Chapter 11 proceedings for minimum operating and capital expenditures and for working capital purposes and excluding principal and interest payments on our outstanding debt. As such, the Company expects to pay vendor, royalty and surety obligations on a go-forward basis according to the terms of our current contracts and consistent with applicable court orders approving such payments. The Company does not intend to seek debtor-in-possession (“DIP”) financing at this time. However, given the current level of volatility in the market and the unpredictability of certain costs that could potentially arise in our operations, our liquidity needs could be significantly higher than we currently anticipate. There are no assurances that our current liquidity is sufficient to allow us to satisfy our obligations related to the Chapter 11 Cases, allow us to proceed with the confirmation of a Chapter 11 plan of reorganization and allow us to emerge from bankruptcy. We can provide no assurance that we will be able to secure additional interim financing or exit financing sufficient to meet our liquidity needs or, if sufficient funds are available, offered to us on acceptable terms.

The Court has entered an Interim Cash Collateral Order authorizing the Debtors’ use of cash collateral in accordance with the terms of such order and the cash collateral budget described therein. The Bankruptcy Court has scheduled a final hearing on the Cash Collateral Motion for May 13, 2016. If the Bankruptcy Court enters a final order approving the Cash Collateral Motion, the Debtors will have the conditional authority, subject to the terms and conditions of the Bankruptcy Court’s orders, the Restructuring Support Agreement, and the cash collateral budget, to use cash collateral for a certain period from the Petition Date and the Debtors have agreed to pursue the confirmation and implementation of the Plan within that certain period. The Debtors’ use of cash collateral is critical to their ability to operate during the course of the Chapter 11 Cases, to remain current on their post-petition operating costs, to pursue reorganization pursuant to the Plan and to emerge successfully as a going concern from the Chapter 11 proceedings.

Our ability to maintain adequate liquidity through the reorganization process and beyond depends on our ability to successfully implement the Plan (or another Chapter 11 plan), successful operation of our business, and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors. If we are unable to meet our liquidity needs, we may have to take other actions to seek additional financing to the extent available or we could be forced to consider other alternatives to maximize potential recovery for the creditors, including possible sale of the Company or certain material assets pursuant to Section 363 of the Bankruptcy Code, or a liquidation under Chapter 7 of the Bankruptcy Code.

Our Indebtedness and Available Credit

As of March 31, 2016, we had total indebtedness of $2,863.5 million as described in greater detail below, comprised of $99.4 million of secured indebtedness outstanding under our Revolving Credit Facility, $1.45 billion of senior secured second lien notes, $4.8 million in other secured indebtedness and $1,309.3 million of unsecured notes. During the nine months ended March 31, 2016, we repurchased certain of our unsecured notes in aggregate principal amounts as follows: $506.0 million of 6.875% Senior Notes due 2024, $261.9 million of 7.5% Senior Notes due 2021, $148.9 million of 7.75% Senior Notes due 2019, $296.3 million of 8.25% Senior Notes due 2018 and $500.6 million of 9.25% Senior Notes due 2017. We repurchased these notes in open market transactions at a total cost of approximately $215.9 million, plus accrued interest, and we recorded a gain on the repurchases totalling approximately $1,492.4 million, net of associated debt issuance costs and certain other expenses. All of the repurchased notes, except for the 8.25% Senior Notes with face value of $266.6 million and 9.25% Senior Notes with face value of $471.1 million, repurchased in February 2016, were cancelled. In addition, in March 2016, certain bondholders holding $37 million in face value of our 3.0% Senior Convertible Notes requested for conversion. Upon conversion, we recorded a gain of approximately $33.2 million after proportionate adjustment to the related debt issue costs, accrued interest and original debt issue discount. All of our outstanding indebtedness will mature within the next ten years, with a substantial portion coming due in the next five years. The maturity dates for our outstanding notes are as follows:

•	9.25% Senior Notes due December 15, 2017 ($249.4 million)
•	8.25% Senior Notes due February 15, 2018 ($213.7 million)
•	3.0% Convertible Notes due December 15, 2018 ($363.0 million)

•	7.75% Senior Notes due June 15, 2019 ($101.1 million)
•	11.0% Senior Secured Second Lien Notes due March 15, 2020 ($1.45 billion)
•	7.50% Senior Notes due December 15, 2021 ($238.1 million)
•	6.875% Senior Notes due March 15, 2024 ($144.0 million)

For more information regarding the terms of all of our outstanding notes, see Note 7 — Long Term Debt of Notes to Consolidated Financial Statements in this Quarterly Report. Pursuant to the Restructuring Support Agreement entered into on April 11, 2016, we expect to eliminate more than $2.8 billion in debt from our balance sheet by eliminating substantially all of our prepetition indebtedness other than indebtedness under our Revolving Credit Facility, resulting in a significantly deleveraged capital structure. For more information regarding the Restructuring Support Agreement, see Note 1 — Organization and Chapter 11 Proceedings.

Revolving Credit Facility.  The second amended and restated first lien credit agreement (“First Lien Credit Agreement” or “Revolving Credit Facility”) currently has a maximum facility amount and borrowing base of $327.2 million, of which such amount $99.4 million is the borrowing base under the sub-facility established for EPL. As of March 31, 2016, we had $99.4 million in borrowings and $227.8 million in letters of credit issued under our First Lien Credit Agreement. The maturity date of the First Lien Credit Agreement is April 9, 2018.

On February 29, 2016, the Thirteenth Amendment became effective and on March 14, 2016, the Fourteenth Amendment became effective, extending the term of the Thirteenth Amendment until April 15, 2016.

The Thirteenth and Fourteenth Amendments provided that the Company was not required to deliver a compliance certificate for the fiscal quarter ended December 31, 2015 until their respective expiration dates. The following additional changes to the First Lien Credit Agreement became effective upon the execution of the Thirteenth Amendment:

•	Prohibiting EGC and EPL from borrowing under the First Lien Credit Agreement before March 15, 2016.
•	Requiring EGC and EPL to deposit all cash and investments in accounts covered by control agreements in favor of the administrative agent.
•	Allowing for EGC and EPL to get replacement letters of credit under the First Lien Credit Agreement without satisfying the credit extension conditions in the First Lien Credit Agreement so long as the replacement letter of credit does not have an aggregate face amount in excess of the available amount of the letter of credit being replaced and certain other conditions set forth in the Thirteenth Amendment are met.

The Fourteenth Amendment provided for the reduction of our borrowing base under the First Lien Credit Agreement. The borrowing base under the First Lien Credit Agreement as of the effectiveness of the Fourteenth Amendment was reduced from $500 million to $377.8 million, with such reduction effectively removing any further borrowing capacity under the First Lien Credit Agreement beyond an aggregate amount equal to the amount of outstanding letters of credit that have been issued thereunder plus the amount of outstanding loans to EPL thereunder. In connection with such reduction, the Fourteenth Amendment provided that we unwind certain hedging transactions and use the proceeds therefrom to repay amounts of outstanding loans to EPL under the First Lien Credit Agreement, and for such repayments to then result in an automatic and permanent reduction in our borrowing base. This further reduction in borrowing base was for both the overall borrowing base under the First Lien Credit Agreement as well as the borrowing base specific to EPL, and in each case, the reduction is an amount equal to the full extent of the aggregate amount of repaid principal relating to such unwound hedging transactions.

The Fourteenth Amendment continued to allow us to get replacement letters of credit under the First Lien Credit Agreement without satisfying credit extension conditions so long as the replacement letter of credit did not have an aggregate face amount in excess of the available amount of the letter of credit being replaced and certain other conditions set forth in the Fourteenth Amendment were met.

On April 14, 2016, however, the Debtors filed the Bankruptcy Petitions, which constituted an event of default under the Revolving Credit Facility and accelerated the indebtedness thereunder. Pursuant to the Restructuring Support Agreement entered into on April 11, 2016, the Debtors, on behalf of the holders of the First Lien Claims arising on account of the Revolving Credit Facility and subject to further negotiations with the Lenders, have agreed to use their best efforts to ensure that at emergence from the Chapter 11 proceedings, the amount drawn under the Revolving Credit Facility either (i) remains outstanding or (ii) is refinanced with a new facility with terms acceptable to the Majority Restructuring Support Parties; provided, however that (a) $228 million of letters of credit usage remains outstanding and (b) other terms, including a borrowing base redetermination holiday, are acceptable to the Debtors and the Majority Restructuring Support Parties. If the Debtors are unable to obtain the foregoing treatment of the First Lien Claims, then the Debtors will use their best efforts to obtain treatment acceptable to the Debtors and the Majority Restructuring Support Parties. However, even if our Plan meets other requirements under the Bankruptcy Code, creditors may not vote in favor of our Plan, and certain parties in interest may file objections to the Plan in an effort to persuade the Bankruptcy Court that we have not satisfied the confirmation requirements under section 1129 of the Bankruptcy Code. Further, even if no objections are filed and the requisite acceptances of our Plan are received from creditors entitled to vote on the Plan, the Bankruptcy Court, which can exercise substantial discretion, may not confirm the Plan.

In addition to the indebtedness outstanding under the First Lien Credit Agreement, we have substantial additional indebtedness outstanding as previously described above in “— Liquidity and Capital Resources — Overview.” The filing of the Bankruptcy Petitions constituted an event of default with respect to our existing debt obligations, accordingly the Company’s pre-petition secured indebtedness under the Revolving Credit Facility, Second Lien Notes and EPL and EGC unsecured notes became immediately due and payable and any efforts to enforce such payment obligations are automatically stayed as a result of the Chapter 11 Cases. As a result of the covenant violations that existed at March 31, 2016, that were not cured prior to the filing of the Bankruptcy Petitions, all of our outstanding indebtedness has been classified as current in the accompanying consolidated balance sheet at March 31, 2016, and we accelerated the amortization of the associated debt premium and original issue discount, fully amortizing those amounts as of March 31, 2016. In addition, except for amounts related to the Revolving Credit Facility, we accelerated the amortization of the remaining debt issuance costs related to our outstanding indebtedness, fully amortizing those costs as of March 31, 2016. Any efforts to enforce such payment obligations are automatically stayed as a result of the Chapter 11 Cases. We currently believe that it is probable that we may enter into a potential restructuring agreement with the lenders under our Revolving Credit Facility. Accordingly, we have not accelerated the amortization of remaining debt issue costs related to the Revolving Credit Facility. We continue to accrue interest on the Revolving Credit Facility subsequent to the Bankruptcy Petition date of April 14, 2016 since we anticipate that such interest will be allowed by the Bankruptcy Court to be paid to the lenders. However, for all our other indebtedness, in accordance with accounting guidance in ASC 852, Reorganizations, we will accrue interest only up to the Bankruptcy Petition date of April 14, 2016. Additional information regarding the Chapter 11 proceedings is included in Note 1 — Organization and Chapter 11 Proceedings and Note 7 — Long Term Debt to Consolidated Financial Statements in this Quarterly Report.

BOEM Bonding Requirements

The cost of compliance with our existing supplemental bonding requirements, including such bonding obligations as reflected in the Long-Term Plan approved and executed by BOEM on February 25, 2016, or any other changes to the BOEM’s current NTL supplemental bonding requirements or supplemental bonding regulations applicable to us or our subsidiaries’ properties could materially and adversely affect our financial condition, cash flows, and results of operations. In addition, we may be required to provide cash collateral or letters of credit to support the issuance of such bonds or other surety. Such letters of credit would likely be issued under our Revolving Credit Facility and would reduce the amount of borrowings available under such facility in the amount of any such letter of credit obligations. We can provide no assurance that we can continue to obtain bonds or other surety in all cases or that we will have sufficient availability under our Revolving Credit Facility to support such supplemental bonding requirements. If we are unable to obtain the additional required bonds as requested, the BOEM may require any of our operations on federal leases to be suspended or cancelled or otherwise impose monetary penalties, and any one or more of such actions could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity. For more information about BOEM’s supplement bonding requirements, see “— Known Trends and Uncertainties — BOEM Supplemental Financial Assurance and/or Bonding Requirements.”

Potential Divestitures

We may decide to divest of certain non-core assets from time to time. There can be no assurance any such potential transactions will prove successful. We cannot provide any assurance that we will be able to sell these assets on satisfactory terms, if at all.

Capital Expenditures

For fiscal 2016, the Company has a target range of $155 million to $160 million in capital expenditures excluding acquisitions but including plugging and abandonment obligations. During the nine months ended March 31, 2016, our capital expenditures totaled approximately $148.4 million, of which approximately $51.4 million, net was spent on development of our core properties and approximately $97 million on other assets. Approximately 41% of our 2016 capital expenditures is expected to be focused on development of our core properties and the remainder on other assets. We have historically funded our capital expenditure program and contractual commitments, including settlement of derivative contracts, from cash on hand, cash flows from operations, and borrowings under our Revolving Credit Facility. Since the filing of the Bankruptcy Petitions, our principal sources of liquidity have been limited to cash flow from operations and cash on hand. Although we believe our cash flow from operations and cash on hand will be adequate to meet the short-term operating costs of our existing business, there are no assurances that our cash flow from operations and cash on hand will be sufficient to continue to fund our operations or to allow us to continue as a going concern until the Plan (or another Chapter 11 plan) is confirmed by the Bankruptcy Court or other alternative restructuring transaction is approved by the Bankruptcy Court and consummated. Our long-term liquidity requirements, the adequacy of our capital resources and our ability to continue as a going concern are difficult to predict at this time and ultimately cannot be determined until a Chapter 11 plan has been confirmed, if at all, by the Bankruptcy Court. In addition to the cash requirements necessary to fund ongoing operations, we have incurred and expect that we will continue to incur significant professional fees and other costs in connection with the administration of the Chapter 11 proceedings.

If our future sources of liquidity are insufficient, we could face substantial liquidity constraints and be unable to continue as a going concern and will likely be required to significantly reduce, delay or eliminate capital expenditures, implement further cost reductions, seek other financing alternatives or seek the sale of some or all of our assets. If we limit, defer or eliminate our capital expenditure plan or are unsuccessful in developing reserves and adding production through our capital program or our cost-cutting efforts are too overreaching, the value of our oil and natural gas properties and our financial condition and results of operations could be adversely affected.

Cash Flows

The following table sets forth selected historical information from our statement of cash flows:

	Nine Months Ended March 31,
	2016	2015
	(In thousands)
Net cash provided by (used in) operating activities	$(198,902)	$160,332
Net cash used in investing activities	(110,477)	(489,689)
Net cash provided by (used in) financing activities	(264,022)	785,575
Net increase (decrease) in cash and cash equivalents	$(573,401)	$456,218

Operating Activities

Net cash used in operating activities for the nine months ended March 31, 2016 was $198.9 million as compared to $160.3 million provided by operating activities for the nine months ended March 31, 2015. The use of cash for operating activities for the nine months ended March 31, 2016 compared to cash provided by operating activities for the nine months ended March 31, 2015 was due primarily to lower oil and natural gas prices and higher interest expense, partially offset by a reduction of $118.1 million in cash outflows associated with operating assets and liabilities, primarily accounts payable and accrued liabilities.

Investing Activities

For the nine months ended March 31, 2016 and 2015, our cash outflows for investing activities were $110.5 million and $489.7 million, respectively. The decrease in cash used in investing activities in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 was primarily due to the reduction in capital expenditures.

Financing Activities

Cash used in financing activities was $264.0 million for the nine months ended March 31, 2016 as compared to cash provided by financing activities of $785.6 million for the nine months ended March 31, 2015. During the nine months ended March 31, 2016, cash used in financing activities consists primarily of $227.9 million used in settlement of the repurchase of a portion of our senior notes and payments on derivative instruments premium financing, $25.2 million used in repayment of debt assumed in the M21K Acquisition and dividends to preferred shareholders of $5.7 million. During the nine months ended March 31, 2015, cash provided by financing activities consists primarily of net proceeds from borrowings of $857.2 million, partially offset by dividends to common and preferred shareholders totaling $32.1 million and debt issue costs of $41.7 million.

Contractual Obligations

Our contractual obligations at March 31, 2016 did not change materially from those disclosed in Item 7 of our 2015 Annual Report, other than as disclosed in Note 7 — Long-Term Debt and Note 8 — Asset Retirement Obligations of Notes to Consolidated Financial Statements in this Quarterly Report.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 — Organization, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of Notes to Consolidated Financial Statements included in our 2015 Annual Report and Note 2 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements of Notes to Consolidated Financial Statements in this Quarterly Report.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements of Notes to Consolidated Financial Statements in this Quarterly Report.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

General

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2015 Annual Report.

We are exposed to a variety of market risks including commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we were a party at March 31, 2016, and from which we may incur future gains or losses from changes in market interest rates or commodity prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Commodity Price Risk

Our major market risk exposure continues to be the pricing applicable to our oil and natural gas production. Our revenues, profitability and future rate of growth depend substantially upon the market prices of oil and natural gas, which are volatile and may fluctuate widely. Oil and natural gas price declines such as the recent declines adversely affect our revenues, cash flows and profitability. The Company continues to incur significant losses from operations. As a result of the depressed pricing environment, further declines could impact the extent to which we develop portions of our proved and unproved oil and natural gas properties, and could possibly include temporarily shutting in certain wells that are uneconomic to produce. Due to the depressed commodity prices and our lack of capital resources to develop our properties, the Company believed that all of its proved undeveloped oil and gas reserves no longer qualified as being proved as of the period ended December 31, 2015. As a result, we removed all of our proved undeveloped oil and gas reserves from the proved category as of December 31, 2015. Almost all of the proved undeveloped reserves that were removed from the proved category as of December 31, 2015 are still economic at current prices, but were reclassed to the probable category because they are no longer expected to be drilled within five years of initial booking due to current constraints on our ability to fund development drilling. In addition, as of December 31, 2015, we identified certain of our unevaluated properties totaling to $336.5 million as being uneconomical and transferred such amounts to the full cost pool, subject to amortization. A decline in our production and reserves will further reduce our liquidity and ability to satisfy our debt obligations by negatively impacting our cash flow from operating activities and the value of our assets.

Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. We have incurred debt under the borrowing base of our Revolving Credit Facility. This borrowing base is subject to periodic redetermination based in part on changing expectations of future prices. Recently, commodity prices have deteriorated materially. With the continuation of low oil and gas prices, we currently have no available borrowing capacity under our Revolving Credit Facility pursuant to the Fourteenth Amendment to the First Lien Credit Agreement, which adversely impacts our liquidity. In addition, we would have to repay any outstanding indebtedness under the Revolving Credit Facility in excess of any reduced borrowing base. The energy markets have historically been very volatile, and there can be no assurance that crude oil and natural gas prices will improve.

We have historically utilized commodity-based derivative instruments with major financial institutions to reduce exposure to fluctuations in the price of crude oil and natural gas, including financially settled crude oil and natural gas zero-cost collars and three-way collars contracts. Any gains or losses resulting from the change in fair value from hedging transactions and from the settlement of hedging contracts are recorded in earnings as a component of revenues.

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

The Fourteenth Amendment further provided that we unwind certain hedging transactions and use the proceeds therefrom to repay amounts of outstanding loans to EPL under the First Lien Credit Agreement, and for such repayments to then result in an automatic and permanent reduction in our borrowing base. Accordingly, on March 15, 2016, we unwound and monetized all of our outstanding crude oil and natural gas contracts and received $50.6 million, which was used for such repayment. For a complete discussion of our commodity derivatives, please see Note 9 — Derivative Financial Instruments of Notes to Consolidated Financial Statements in this Quarterly Report.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our variable rate debt obligations. Specifically, we are exposed to changes in interest rates as a result of borrowings under our Revolving Credit Facility, and the terms of such facility require us to pay higher interest rate margins as we utilize a larger percentage of our available borrowing base. We manage our interest rate exposure by limiting our variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 96.5% of our debt. As of March 31, 2016, total debt included $99.4 million of floating-rate debt. As a result, our period-end interest costs will fluctuate based on short-term interest rates on approximately 3.5% of our total debt outstanding as of March 31, 2016. A 10 percent change in floating interest rates on period-end floating debt balances would change quarterly interest expense by approximately $0.1 million. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates. However, to reduce our future exposure to changes in interest rates, we may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues.

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

Other than changes related to the items noted above, there was no change in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarterly period ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. Most of our pending legal proceedings have been stayed by virtue of filing the Bankruptcy Petitions on April 14, 2016. We do not believe the ultimate resolution of any such actions will have a material effect on our financial position or results of operations. For more information regarding the effect of the automatic stay on our pending legal proceedings, see Note 16 — Commitments and Contingencies of Notes to Consolidated Financial Statements in this Quarterly Report.

ITEM 1A. Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings, could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our common stock, please refer to the section entitled “Part I, Item 1A. Risk Factors” in our 2015 Annual Report and Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2015. There have been no material changes in the risk factors set forth in our 2015 Annual Report other than those set forth below.

We are subject to risks and uncertainties associated with our Chapter 11 proceedings.

Our operations and ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern, are subject to the risks and uncertainties associated with our Chapter 11 proceedings. These risks include the following:

•	our ability to execute, confirm and consummate the Plan or another plan of reorganization with respect to the Chapter 11 proceedings;
•	the high costs of bankruptcy proceedings and related fees;
•	our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;
•	our ability to maintain our relationships with our suppliers, service providers, customers, employees, and other third parties;
•	our ability to maintain contracts that are critical to our operations;
•	our ability to execute our business plan in the current depressed commodity price environment;
•	our ability to attract, motivate and retain key employees;
•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;
•	the ability of third parties to seek and obtain court approval to convert the Chapter 11 proceedings to a Chapter 7 proceeding; and
•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans.

Delays in our Chapter 11 proceedings increase the risks of us being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 proceedings could adversely affect our relationships with our suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, pursuant to the Bankruptcy Code, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. We also need Bankruptcy Court confirmation of the Plan. Because of the risks and uncertainties associated with our Chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact that events that occur during our Chapter 11 proceedings will have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.

To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to a Chapter 11 plan of reorganization, solicit and obtain the requisite acceptances of such a reorganization plan and fulfill other statutory conditions for confirmation of such a plan. However, even if our plan meets other requirements under the Bankruptcy Code, creditors may not vote in favor of our Plan, and certain parties in interest may file objections to the Plan in an effort to persuade the Bankruptcy Court that we have not satisfied the confirmation requirements under section 1129 of the Bankruptcy Code. Even if no objections are filed and the requisite acceptances of our Plan are received from creditors entitled to vote on the Plan, the Bankruptcy Court, which can exercise substantial discretion, may not confirm the Plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock).

If the Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

Even if a Chapter 11 Plan of Reorganization is consummated, we may not be able to achieve our stated goals and continue as a going concern.

Even if the Plan or another Chapter 11 plan of reorganization is consummated, we will continue to face a number of risks, including further deterioration in commodity prices or other changes in economic conditions, changes in our industry, changes in demand for our oil and gas and increasing expenses. Accordingly, we cannot guarantee that the Plan or any other Chapter 11 plan of reorganization will achieve our stated goals.

Furthermore, even if our debts are reduced or discharged through the Plan, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of our Chapter 11 proceedings. Our access to additional financing is, and for the foreseeable future will likely continue to be, extremely limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, if they are available at all.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital. As a result, we cannot give any assurance of our ability to continue as a going concern, even if the Plan is confirmed.

Any plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.

Any plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to change substantially our capital structure; (ii) our ability to obtain adequate liquidity and financing sources; (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iv) our ability to retain key employees, and (v) the overall strength and stability of general economic conditions of the financial and oil and gas industries, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.

In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, EBITDA, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

We have substantial liquidity needs and may not be able to obtain sufficient liquidity to confirm a plan of reorganization and exit bankruptcy.

Although we have lowered our capital budget and reduced the scale of our operations significantly, our business remains capital intensive. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with our Chapter 11 proceedings and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 proceedings. We do not believe that our cash on hand and our cash flow from operations will be sufficient to continue to fund our operations for any significant period of time. There are no assurances that our current liquidity is sufficient to allow us to satisfy our obligations related to the Chapter 11 proceedings, allow us to proceed with the confirmation of a Chapter 11 plan of reorganization and allow us to emerge from bankruptcy. We can provide no assurance that we will be able to secure additional interim financing or exit financing sufficient to meet our liquidity needs or, if sufficient funds are available, offered to us on acceptable terms.

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 case to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in our Plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

Our common stock has been suspended from trading on the NASDAQ, will no longer be listed on a national securities exchange effective April 25, 2016, and is traded only in the over-the-counter market, which could negatively affect our stock price and liquidity.

On April 14, 2016, the Company received a letter from The NASDAQ Listing Qualifications Staff (the “Staff”) stating that the Staff has determined that the Company’s securities will be delisted from NASDAQ. The decision was reached by the Staff under NASDAQ Listing Rules 5101, 5110(b) and IM-5101-1 as a result of the Company’s announcement that the Company filed the Bankruptcy Petitions, the associated public interest concerns raised by the Bankruptcy Petitions, concerns regarding the residual equity interest of the existing listed securities holders and concerns about the Company’s ability to sustain compliance with all requirements for continued listing on NASDAQ. As previously disclosed, on February 24, 2016, the Company received a deficiency notice from NASDAQ stating that, based on the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer meets the minimum $1.00 per share requirement under NASDAQ Listing Rule 5450(a)(1). The letter further indicates that, unless the Company requests an appeal, trading of the Company’s common stock was suspended at the opening of business on April 25, 2016, and a Form 25-NSE was filed with the SEC, which would remove the Company’s securities from listing and registration on NASDAQ. The Company currently does not intend to appeal NASDAQ’s determination.

As described in Note 1 — Organization and Chapter 11 Proceedings, pursuant to the Restructuring Support Agreement entered into on April 11, 2016, it is expected that the liquidation of Energy XXI Ltd will be completed under the laws of Bermuda, and, given that it is unlikely to have assets available for distribution, existing equity holders would receive no distributions in respect of that equity in that liquidation. Accordingly any trading in shares of our common stock during the pendency of the Chapter 11 proceedings is highly speculative. The Company intends to seek listing of the New Equity on the NASDAQ upon consummation of the Plan, but no assurance can be given that the Plan will be confirmed or consummated or that the Company will be successful with such listing.

If the Company does not appeal, the Company expects that its securities will be eligible to be quoted on the OTC Markets Group Inc.’s OTC Pink (the “OTC Pink”). To be quoted on the OTC Pink, a market maker must sponsor the security and comply with SEC Rule 15c2-11 before it can initiate a quote in a specific security. If the Company’s securities are delisted from NASDAQ, there can be no assurance that a market maker will apply to quote the Company’s common stock or that the Company’s common stock will be quoted on the OTC Pink. The OTC Pink is a significantly more limited market than NASDAQ, and the quotation of our common stock on the OTC Pink may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock. This could further depress the trading price of our common stock and could also have a long-term adverse effect on our ability to raise capital. There can be no assurance that any public market for our common stock will exist in the future or that we will be able to relist our common stock on a national securities exchange. In connection with the delisting of our common stock, there may also be other negative implications, including the potential loss of confidence in the Company by suppliers, customers and employees and the loss of institutional investor interest in our common stock.

We believe it is highly likely that the shares of our existing common stock will be canceled in our Chapter 11 proceedings.

The Plan provides that the liquidation of Energy XXI Ltd will be completed under the laws of Bermuda, and, given that it is unlikely to have assets available for distribution, existing equity holders would receive no distributions in respect of that equity in that liquidation. Accordingly, any trading in shares of our common stock during the pendency of the Chapter 11 proceedings is highly speculative.

We may be subject to claims that will not be discharged in our Chapter 11 proceedings, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a Chapter 11 plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged through a Chapter 11 plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

Our financial results may be volatile and may not reflect historical trends.

During the Chapter 11 proceedings, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities and expenses, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial performance. As a result, our historical financial performance is likely not indicative of our financial performance after the Petition Date.

In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.

The pursuit of the Chapter 11 proceedings has consumed and will continue to consume a substantial portion of the time and attention of our management and will impact how our business is conducted, which may have an adverse effect on our business and results of operations.

A long period of operating under Chapter 11 could adversely affect our business and results of operations. While the Chapter 11 proceedings continue, our senior management will be required to spend a significant amount of time and effort focusing on the proceedings. This diversion of attention may materially affect the conduct of our business adversely, and, as a result, on our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

We may not meet certain conditions of the Restructuring Support Agreement, which could result in the automatic termination of such agreement.

The Company entered into the Restructuring Support Agreement with the Second Lien Noteholders in connection with the filing of the Bankruptcy Petitions on April 14, 2016. We may not be able to meet certain conditions of the Restructuring Support Agreement, which could cause a Restructuring Support Party Termination Event, as defined in the Restructuring Support Agreement, which could cause the automatic termination of the Restructuring Agreement.

New regulatory initiatives imposing more stringent environmental or safety-related requirements could cause us to incur increased capital expenditures and operating costs, which could be significant.

The federal Clean Air Act and comparable state laws, regulate emissions of various air pollutants through air emissions standards, construction and operating permitting programs and the imposition of other compliance requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to result in the emission of new or increased existing air pollutants, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay the development of oil and natural gas projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in August 2015, the EPA announced proposed rules, expected to be finalized in 2016, that would establish new controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production activities, as part of an overall effort to reduce methane emissions by up to 45 percent in 2025. In a second example, in October 2015, the EPA issued a final rule under the federal Clean Air Act, lowering the National Ambient Air Quality Standard for ground-level ozone to 70 parts per billion under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively. On an international level, the United States is one of almost 200 nations that agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own greenhouse gas emissions targets and be transparent about the measures each country will use to achieve its greenhouse gas emissions targets. With regards to safety-related requirements, the federal Bureau of Safety and Environmental Enforcement (“BSEE”) issued a final rule on April 29, 2016 mandating more stringent design requirements and operational procedures for critical well control equipment used in oil and natural gas operations on the OCS. Among other things, this final rule imposes rigorous standards relating to the design, operation and maintenance of blow-out preventers, real-time monitoring of deep water and high temperature, high pressure drilling activities, establishment of safe drilling margins with respect to downhole mud weights that may be used during drilling activities, and enhanced reporting requirements to regulators. These recent EPA and BSEE-adopted rules, or any other future laws or rules, which impose more stringent environmental or safety-related requirements in connection with our offshore oil and natural gas exploration and production operations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition, demand for our services, results of operations, and cash flows.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

ITEM 3. Defaults upon Senior Securities

The filing of the Bankruptcy Petitions described above constitutes an event of default and acceleration under each of the following debt instruments (the “Debt Instruments”):

•	Second Amended and Restated First Lien Credit Agreement, dated as of May 5, 2011, by and among EGC, EPL, each of the guarantors party thereto, Wells Fargo Bank, N.A. as administrative agent, and the lenders and agents from time-to-time party thereto;
•	Indenture, dated as of March 12, 2015, among EGC, each of the guarantors party thereto, and U.S. Bank, N.A, relating to approximately $1,450.0 million aggregate outstanding principal amount of 11.0% second lien senior secured notes due March 15, 2020;
•	Indenture, dated December 17, 2010, among EGC, the guarantors party thereto and Wilmington Trust, National Association, as trustee, relating to approximately $720.6 million aggregate outstanding principal amount of 9.25% senior unsecured notes due December 15, 2017;
•	Indenture, dated February 25, 2011, among EGC, the guarantors party thereto and Wilmington Trust, National Association, as trustee, relating to approximately $101.1 million aggregate outstanding principal amount of 7.75% senior unsecured notes due June 15, 2019;
•	Indenture, dated September 26, 2013, among EGC, the guarantors party thereto and Wilmington Trust, National Association, as trustee, relating to approximately $238.1 million aggregate outstanding principal amount of 7.50% senior unsecured notes due December 15, 2021;
•	Indenture, dated May 27, 2014, among EGC, the guarantors party thereto and Wilmington Trust, National Association, as trustee, relating to approximately $144.0 million aggregate outstanding principal amount of 6.875% senior unsecured notes due March 15, 2024;
•	Indenture, dated as of February 14, 2011, and Supplemental Indenture, dated as of April 18, 2014, among EPL, the guarantors party thereto, and U.S. Bank National Association, as trustee, relating approximately $480.2 million aggregate outstanding principal amount of 8.25% senior unsecured notes due February 15, 2018;
•	Indenture, dated as of November 22, 2013, among the Company and Wilmington Trust, National Association, as trustee and convertible notes agent, relating to approximately $363.0 million aggregate outstanding principal amount of 3.0% senior convertible notes due December 15, 2018; and
•	Secured Second Lien Promissory Note, dated as of March 12, 2015, issued by EPL, as maker, in favor of EGC, as payee, relating to approximately $325.0 million aggregate outstanding principal amount due October 9, 2018.

The Debt Instruments provide that as a result of filing for bankruptcy, the principal and interest due thereunder shall be immediately due and payable. However, any efforts to enforce such payment obligations under the Debt Instruments will be automatically stayed as a result of the Bankruptcy Petitions, and the creditors’ rights of enforcement in respect of the Debt Instruments will be subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

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

ENERGY XXI LTD

By:	/S/ BRUCE W. BUSMIRE Bruce W. Busmire Duly Authorized Officer and Chief Financial Officer
By:	/S/ HUGH A. MENOWN Hugh A. Menown Duly Authorized Officer and Executive Vice President and Chief Accounting Officer

Date: May 10, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to the Following
3.1	Altered Memorandum of Association of Energy XXI Ltd	3.1 to the Company’s Form 8-K filed on November 9, 2011
3.2	Bye-Laws of Energy XXI Ltd	3.2 to the Company’s Form 8-K filed on November 9, 2011
3.3	Certificate of Designations of Series C Junior Participating Preferred Shares of Energy XXI Ltd	3.1 to the Company’s Form 8-K filed on February 16, 2016
4.1	Rights Agreement dated as of February 15, 2016 between Energy XXI Ltd, as the Company, and Continental Stock Transfer & Trust Company, as Rights Agent	4.1 to the Company’s Form 8-K filed on February 16, 2016
10.1	Thirteenth Amendment to Second Amended and Restated First Lien Credit Agreement, dated as of February 29, 2016	10.1 to the Company’s Form 8-K filed on March 4, 2016
10.2	Fourteenth Amendment and Waiver to Second Amended and Restated First Lien Credit Agreement, dated as of March 14, 2016	10.1 to the Company’s Form 8-K filed on March 15, 2016
10.3	Restructuring Support Agreement by and among Energy XXI Ltd, Energy XXI Gulf Coast, Inc., EPL Oil & Gas, Inc., those certain additional subsidiaries of Energy XXI Ltd listed on Schedule 1 of the Restructuring Support Agreement and certain holders of the 11.000% senior secured second lien notes, dated April 11, 2016.	10.1 to the Company’s Form 8-K filed on April 14, 2016
10.4	Waiver to Lease by and between Energy XXI GIGS Services, LLC and Grand Isle Corridor, LP, dated April 13, 2016.	10.2 to the Company’s Form 8-K filed on April 14, 2016
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith