Form 10-K/A
period 2016-06-30
Energy XXI Ltd
filed 2016-10-28
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________________________

Commission file number: 001-33628

Energy XXI Ltd
(Exact name of registrant as specified in its charter)
Bermuda	98-0499286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Canon’s Court, 22 Victoria Street, PO Box HM 1179, Hamilton HM EX, Bermuda	N/A
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (441)-295-2244

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered under Section 12(b) of the Act
Common Stock, par value $0.005 per share	OTC Marketplace

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding on October 26, 2016 was 98,226,268.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Energy XXI Ltd, a Bermuda exempted company (the “Company”) for the fiscal year ended June 30, 2016, that was filed with the Securities and Exchange Commission (the “SEC”) on September 27, 2016 (as amended, the “2016 Form 10-K”). We are filing this Amendment to provide the information required by Part III of our 2016 Form 10-K. The Amendment also updates the information on the cover page of the 2016 Form 10-K with respect to the Company’s outstanding common shares, par value $0.005 per share (the “Common Shares”) registered under Section 12(g) of the Securities Exchange Act of 1934, as amended. The 2016 Form 10-K continues to speak as of the date of the 2016 Form 10-K. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the 2016 Form 10-K, nor does it modify or update in any way the disclosures contained in the 2016 Form 10-K.

On April 14, 2016, the Company, Energy XXI Gulf Coast, Inc., an indirect wholly-owned subsidiary of the Company (“EGC”), EPL Oil & Gas, Inc., an indirect wholly-owned subsidiary of the Company (“EPL”), and certain other subsidiaries of the Company (together with the Company, EGC and EPL, the “Debtors”) filed voluntary petitions for reorganization (the petitions collectively, the “Bankruptcy Petitions”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of Title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) under the caption In re Energy XXI Ltd, et al., Case No. 16-31928 (the “Chapter 11 Cases”). Each Debtor will continue to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

i

Note: The words “Energy XXI,” “us,” “we,” “our,” or the “ Company” as used in this report refer to Energy XXI Ltd or its applicable subsidiary or subsidiaries.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following sets forth information concerning each member of the Board of Directors of Energy XXI (the “Board of Directors” or the “Board”), including their name, age, principal occupation or employment for at least the past five years and the period for which such person has served as a director of the Company, as of October 28, 2016. There are no family relationships among any of our directors or executive officers.

As well as describing the experiences, qualifications, attributes and skills of the Company’s directors, the following describes the experiences, qualifications, attributes and skills that caused the Nomination and Governance Committee and Board of Directors to determine that each of the directors nominated for election by our shareholders should be so nominated. In addition, there are no arrangements or understandings between any of our directors and any other person pursuant to which any person was selected as a director.

Name	Age	Position(s) with the Company
William Colvin	58	Class III Director
Cornelius Dupré II	64	Class II Director
Hill A. Feinberg	69	Class I Director and Lead Independent Director
Kevin Flannery	72	Class II Director
Scott A. Griffiths	62	Class II Director
James LaChance	51	Chairman of the Board and Class I Director
John D. Schiller, Jr.	57	President, Chief Executive Officer and Class III Director

Class I Directors

The following information is furnished regarding the Class I nominees who will continue to serve on the Board of Directors until the 2018 Annual General Meeting and until their respective successors are elected and qualified or until the earlier of their resignation or removal.

Hill A. Feinberg, an independent director of the Company since May 2007, has served since 1991 as the Chairman and Chief Executive Officer of FirstSouthwest Company, a privately held, fully diversified investment banking firm founded in 1946 that became a subsidiary of PlainsCapital Corporation in 2008. Effective November 30, 2012 in connection with the acquisition of PlainsCapital Corporation by Hilltop Holdings Inc., Mr. Feinberg was appointed to the board of directors of Hilltop Holdings Inc. Prior to this appointment, Mr. Feinberg had served as a member of the Board of Directors of PlainsCapital Corporation from December 31, 2008 until November 30, 2012. Before joining FirstSouthwest Company in 1991, Mr. Feinberg was a Senior Managing Director at Bear Stearns & Co. and a former Vice President and Manager of Salomon Brothers in the Dallas office. Mr. Feinberg is a past Chairman of the Municipal Securities Rulemaking Board, the self-regulatory organization charged with the responsibility of writing rules governing the municipal securities activities of registered brokers. Mr. Feinberg also formerly served as a member of the board of Compass Bancshares, Inc., Texas Regional Bancshares, Inc., advisory director of Hall Phoenix Energy, LLC and was the non-executive chairman of the board of directors of General Cryogenics, Inc. Mr. Feinberg is currently a member of the Greater Dallas Chamber and serves an Advisory Board Member of Friona Industries, LP, a privately held company.

His civic and charitable service includes chairing the board of directors of the Phoenix Houses of Texas and serving as board member of Phoenix House Foundation. He is a board member of the Cardiopulmonary Research Science and Technology Institute, a member of the Board of Trustees of St. Mark’s School of Texas and the University of Georgia Terry School of Business Dean’s Advisory Council. He is the past Chairman of the MBM Foundation, which is the governing board of the partnership between Menninger Clinic and the Baylor College of Medicine. He is past-chairman of the corporate giving committee for the Senior Source. Mr. Feinberg received his bachelor’s degree in finance from the University of Georgia in 1969, receiving the Distinguished Alumnus Award from the University of Georgia’s Terry College of Business in May 2008. After graduation, he joined the U.S. Army Corps of Engineers, serving as first lieutenant in Vietnam from 1970 to 1971. Mr. Feinberg serves as lead independent director and the chair of the Nomination and Governance Committee and is a member of the Compensation Committee.

Mr. Feinberg is an experienced financial leader with 40 years in the financial services industry. His education in finance, his extensive experience in banking and investments, as well as his service to regulatory groups combine to bring significant business and financial experience to our Board of Directors and give him useful insight into strategies and solutions needed to address an increasingly complex business environment. His years leading an investment banking firm and his service on other boards give him a deep understanding of the role of the board and committees, making him particularly valuable to our Board of Directors.

James LaChance, Chairman of the Board of the Company since October 15, 2015 and a director of the Company since December 2014, has been a portfolio manager specializing in high-yield bonds and distressed securities for over 20 years. Most recently, Mr. LaChance worked for Satellite Asset Management, L.P., a New York based investment management fund with approximately $7 billion dollars under management. Prior to Satellite, he was a partner at Post Advisory Group, LLC, an $8 billion investment management firm in Los Angeles and also previously managed hedge funds for LibertyView Capital Management. He previously was a director of Northern Offshore Ltd., a drilling and production services company, serving as chairman from 2005 to 2012, interim president and CEO from November 2009 to July 2010, and Horizon Lines, Inc., a domestic shipping company, where he has served since 2008 and is currently audit committee chairman. Mr. LaChance currently serves as Chairman of Aspire Holdings, LLC, an exploration and production company with operations focused in the North Sea.

With over 25 years of experience in investment management in the energy industry, particularly focusing on the high-yield debt market, Mr. LaChance brings a timely and specialized area of expertise to our Board of Directors. His experience as a fund manager provides him with the skills and knowledge to help our Board of Directors in developing its plans relating to the Company’s financial condition. Additionally, his experience as a manager and his service on other boards of directors, particularly in key roles such as chairman and audit committee chairman, give him a unique insight on corporate governance and make him a valued member of our Board of Directors.

Class II Directors

The following information is furnished with respect to the Class II directors, who will continue to serve on the Board of Directors until the 2016 Annual General Meeting and until their respective successors are elected and qualified or until the earlier of their resignation or removal.

Cornelius Dupré II, an independent director of the Company since October 2010, is the Chairman and CEO of Dupré Interests, an investment and private equity firm, serving in that capacity since founding the company in 2004. He has also served on the Board of Directors of Caza Oil & Gas, Inc., a formerly publicly-held company trading on the AIM and the Toronto Stock Exchange, from April 2008 to June 2016. His current directorships include Axon Energy Products (since September 2014), Hoover Container Solutions, Inc. (since November 2013), U.S. Well Services, LLC (since March 2012), Wellbore Fishing and Rental Tools, LLC (since 2012) Alternative Well Intervention, LLC (since 2012), Crystal Fuels Inc. (since 2006), Domain Energy Partners (since 2005) and Foundation Energy Company (since 2004). From July 1999 to May 2004, Mr. Dupré served as Senior Vice President, Sales and Marketing of National Oilwell, Inc. following its acquisition by merger of Dupré Companies, a group of oilfield services companies, where Mr. Dupré served as founder, Chairman and CEO from November 1981. Mr. Dupré is a member of the Baylor College of Medicine Partnership Foundation, the Society of Petroleum Engineers, the American Petroleum Institute, the IPAA, the Petroleum Equipment Suppliers Association, the International Association of Drilling Contractors, the Louisiana Oil and Gas Association and the Houston Producers Forum, and a member of the Boards of the National Ocean Industries Association and Western Energy Alliance. Additionally, Mr. Dupré serves the boards of the Sam Houston Area Boy Scouts of America and Spindletop Charity Foundation, each a charitable organization. Mr. Dupré received a bachelor of science degree from Louisiana State University, a master’s degree in business administration from Northeastern University and a Juris Doctor degree from Louisiana State University Law Center. Mr. Dupré serves as chair of the Compensation Committee and is a member of the Nomination and Governance Committee.

As an oil and gas services entrepreneur with more than 30 years of experience, Mr. Dupré brings a wealth of knowledge and experience to our Board of Directors. His experiences as a founder, director and leader of various businesses have provided him with valuable skills in operational, management, personnel and business development matters. His experiences as director of other companies have provided him with extensive knowledge in corporate governance and management matters and the ability to apply that knowledge to our governance and business operations.

Kevin Flannery, an independent director of the Company since October 2010, is the president and chief executive officer of Whelan Financial Corporation, a company he founded in 1993 that specializes in financial management and consulting. He has also served as chairman of the board of FPM Heat Treating, LLC, a leading provider of heat treatment processes, since 2003 and has been a director of Luxfer Holdings plc (a manufacturer of high performance engineering materials) since May 2007. Additionally, Mr. Flannery served as chairman of the board of directors of Modern Luxury Media, Inc., a magazine publishing company, from 2007 until September of 2012, and was a director and member of the compensation committee of ATS Corporation, publicly traded on AMEX, from June 2009 to 2012. Mr. Flannery is also a member of the New York Stock Exchange Allocation Committee and has previously served on the boards of directors of the following companies: Dan River Inc. (2005); Darling International, Inc. (May 2004 to May 2006 — audit, compensation and governance committees); Sheffield Steel Corp. (August 2002 to May 2006 — special committee chairman); Cascade Timberland LLC (December 2004 to June 2006 — audit committee member); Atkins Nutritionals Inc. (2006 to September 2007 — audit committee chairman and compensation committee member); Norwood Promotional Products Inc. (2006 to 2007 — audit and finance committee chairman and compensation committee member); Texas Petrochemical LP (May 2004 to June 2009 — compensation and finance committees chairman); Daystar Technologies, Inc. (April 2007 to September 2009 — compensation committee chairman); and Seitel, Inc. (December 2004 to May 2007 — compensation, nomination and governance committees). He has assisted Rehrig United Inc., a manufacturing company, in its liquidation following its inability to survive a spike in material costs (serving as its chairman and chief executive officer in 2008) and oversaw RoweCom, Inc., a provider of service and e-commerce solutions for purchasing and managing print and e-content knowledge resources, in its reorganization proceedings under Chapter 11 of the United States Bankruptcy Code and it negotiations with the creditors’ committees (serving as its chairman and chief executive officer during 2003 through October 2004). Mr. Flannery also served as the chairman and chief executive officer or Telespectrum Worldwide, a telemarketing and consumer service company (April 2002 to October 2004). Mr. Flannery began his career at Goldman Sachs & Co and was a senior managing director of Bear Stearns & Co. Mr. Flannery is a member of the Audit and Nomination and Governance Committees.

Mr. Flannery’s over 50 years of experience in both operational and managerial roles in a variety of industries have given him significant insight into the Company’s operational and financial opportunities and the means to take advantage of them. Additionally, his service on numerous boards and board committees provide a unique depth of knowledge concerning governance matters that is of great value to the Board of Directors and its committees.

Scott A. Griffiths, an independent director of the Company since June 2014, joined the Board in connection with our acquisition of EPL Oil & Gas, Inc. and had served as a director of EPL since September 2009. Mr. Griffiths has more than 35 years of experience in the energy sector. Mr. Griffiths served as Senior Vice President and Chief Operating Officer of Hydro Gulf of Mexico, L.L.C. from December 2005 to December 2006. Subsequent to leaving Hydro Gulf of Mexico, Mr. Griffiths has been involved in certain energy investments for his own account. From 2003 through December 2005, Mr. Griffiths served as Executive Vice President and Chief Operating Officer of Spinnaker Exploration Company. From 2002 to 2003, Mr. Griffiths served as Senior Vice President, Worldwide Exploration for Ocean Energy, Inc. Mr. Griffiths joined Ocean following the 1999 merger of Ocean and Seagull Energy Corporation, where he began working in 1997. At Seagull, Mr. Griffiths served as Vice President, Domestic Exploration. From 1984 to 1997, Mr. Griffiths was with Global Natural Resources, Inc. where he served in various capacities, including Vice President for Domestic Exploration, before Global merged with Seagull in 1997. Mr. Griffiths was also an Exploration Geologist with Shell Oil Company from 1981 to 1984. Mr. Griffiths is a director of Enlink Midstream GP, LLC. Mr. Griffiths served as a director of Copano Energy, LLC from 2004 until 2013 when Copano Energy, LLC was sold to Kinder Morgan. He holds a B.S. in Geology from the University of New Mexico, an M.A. in Geology from Indiana University and completed the Advanced Management Program at Harvard Business School. Mr. Griffiths additionally serves as a member of our Audit and Compensation Committees.

Mr. Griffiths’ more than 35 years of experience in the energy industry, as well as his business and board experience, particularly his extensive experience in the operations aspects of the oil and gas business, make him a valuable member of our Board of Directors and its committees.

Class III Directors

The following information is furnished with respect to the Class III directors, who will continue to serve on the Board of Directors until the 2017 Annual General Meeting and until their respective successors are elected and qualified or until the earlier of their resignation or removal.

John D. Schiller, Jr. was our Chairman and Chief Executive Officer since the founding of the Company in 2005 and was appointed the title of President in August 2014. Effective October 15, 2015, the Company separated the positions of Chairman and Chief Executive Officer, and thereafter Mr. Schiller serves as our President and Chief Executive Officer. Before founding the Company, Mr. Schiller served as the Vice President, Exploration and Development, for Devon Energy from April 2003 to December 2003 with responsibility for domestic and international activities and as Executive Vice President, Exploration and Production, for Ocean Energy, Inc. from 1999 to April 2003, overseeing Ocean’s worldwide exploration, production and drilling activities. Before that Mr. Schiller served as Senior Vice President of Operations of Seagull Energy and held various positions at Burlington Resources and Superior Oil, where he began his career in 1981.

Mr. Schiller is a registered professional engineer in the State of Texas, is a member of the Texas A&M University Dwight Look College of Engineering Advisory Board and a charter member and past Chairman of the Texas A&M University Petroleum Engineering Industry Board. He is a member of the Independent Petroleum Association of America and the Society of Petroleum Engineers, and is a member of the Board of the National Ocean Industries Association. Mr. Schiller currently serves on the Board of Directors of the Houston Alley Theatre and Escape Family Resource Center, both charitable organizations. Mr. Schiller graduated with honors, receiving a bachelor of science degree in petroleum engineering from Texas A&M University in 1981 and was inducted into the Texas A&M University Harold Vance Department of Petroleum Engineering’s Academy of Distinguished Graduates in 2008 and was named the 2014 Ernst & Young Entrepreneur of the Year.

Mr. Schiller, founder of the Company, has over 35 years of experience in the oil and gas industry and has been intimately involved in the formation, growth and leadership of the Company since its inception. Mr. Schiller is particularly experienced in the Gulf of Mexico areas where our Company’s core operations are located, as well as in other high-rate offshore waters around the world. Mr. Schiller’s extensive expertise in our industry assists the Board of Directors in making strategic decisions and his detailed knowledge and perspective regarding the challenges and strategic and operational opportunities facing the Company make him uniquely qualified to lead our Company and be a valuable member of our Board of Directors.

William Colvin, an independent director of the Company since 2005, joined our Board of Directors shortly after the Company was founded. Additionally, between 2012 and January 31, 2015, he was a non-executive director of Infrastrata Plc (an AIM listed company engaged in oil and gas exploration and gas storage projects in the UK). He is currently a director of Oasis Dental (a private equity owned business providing private and NHS dentistry services across the UK). In February 2013, he was named a non-executive director of Baron Oil Plc (an AIM listed oil and gas exploration and production company focused on Colombia and Peru). He was appointed Chairman and CEO of Barron Oil in 2015. In November 2013, he was named Chairman of LM Funerals (a privately held English funeral provider). The company was sold in July 2015 and Mr. Colvin resigned. Additionally, since October 2010 he has served as Chairman of the Trustee Board of Elizabeth Finn Care (a UK based charitable organization), and he served as Chairman of Dundee Football Club Limited between August 2013 and June 2015. Mr. Colvin is currently Chairman of Astrum Education, a privately owned group of London colleges.

Aside from his directorships, Mr. Colvin has focused on personal interests and investments since 2009, following the end of his almost four year service with Southern Cross Healthcare PLC, a nursing home operator based in the UK, where most recently he served as Chief Executive during 2008. From March 2005 to January 2008, until his appointment as Chief Executive, Mr. Colvin served as Southern Cross Healthcare PLC’s chairman of the board, the role Mr. Colvin assumed following the acquisition of NHP Plc by funds controlled by The Blackstone Group. From January 2000 to February 2005, Mr. Colvin was a director of NHP Plc, a property investment group in the UK specializing in the ownership of freehold or long leasehold interests in modern purpose-built nursing homes. From November 2000 to February 2005, Mr. Colvin was also the Chief Executive of NHP Plc. Mr. Colvin served as Finance Director of British-Borneo Oil & Gas Plc from 1992 to 1999, as Finance Manager/Director at Oryx UK Energy from 1990 to 1992, as group financial controller at Thames Television Plc from 1989 to 1990 and in a variety of financial roles for Atlantic Richfield (ARCO) Inc. from 1984 to 1989. From 1979 to 1984, Mr. Colvin worked in the audit department of Ernst & Young. He qualified as a Scottish Chartered Accountant in 1982 and holds a Bachelor of Commerce degree from the University of Edinburgh. Mr. Colvin serves as chair of the Audit Committee and is a member of the Nomination and Governance Committee.

Mr. Colvin is an experienced financial leader with more than 35 years of experience in corporate finance, economics, accounting and financial management. His business and board experience, particularly his extensive knowledge of accounting principles and financial operating rules make him a valuable member of our Board of Directors. Additionally, his experiences working in the international oil and gas industry enable him to understand and review our operations.

BOARD OF DIRECTORS AND GOVERNANCE

Role of our Board of Directors

Pursuant to our Bye-Laws, the number of directors is fixed and may be increased or decreased from time to time by resolution of our Board of Directors, provided that the number of directors must not be less than three. Upon adjournment of the 2015 Annual General Meeting, our Board of Directors had seven members.

Our Board of Directors is currently divided into three classes, Class I (two directors), Class II (three directors) and Class III (two directors), with staggered terms of office ending in 2018, 2016 and 2017, respectively. The terms for each class expire on the date of the third annual general meeting following the most recent election of directors for such class. Each director holds office until the next annual general meeting for the election of directors of his class and until his successor has been duly elected and qualified or until his earlier removal or resignation. Our Board of Directors meets regularly to review significant developments affecting our Company and to act on matters requiring Board of Directors approval. Our Board of Directors held 38 formal board meetings, as well as committee meetings described below, during the fiscal year ended June 30, 2016 and acted by written consent without a formal meeting four times. During fiscal year ended June 30, 2016, each director attended at least 75% of the total number of meetings of the Board and of the committees on which he serves.

Corporate Governance

We maintain a corporate governance page on our website, which includes key information about our Code of Business Conduct and Ethics and charters for each of the committees of our Board of Directors: the Audit Committee, the Compensation Committee and the Nomination and Governance Committee. The corporate governance page can be found at www.energyxxi.com, by clicking on “Management Team” and then on “Corporate Governance.”

Board Leadership

In October of 2015, our Board of Directors chose to split the positions of Chairman and Chief Executive Officer when it elected James LaChance to serve as the Chairman of our Board of Directors, effective as of October 15, 2015. The Board of Directors determined that the positions of Chief Executive Officer and Chairman of the Board should be held by two different individuals in order to enhance communication within the Board of Directors and between the Board of Directors and the Company’s senior management team, as well as to ensure compliance with the Company’s policies and procedures. Our Board of Directors believes that this governance structure will allow Mr. Schiller to focus his time and energy on managing the Company and Mr. LaChance to lead our Board of Directors in its fundamental role of providing guidance, advice and counsel regarding our business, operations and strategy, and that having a separate Chairman will better position the Board of Directors to evaluate the performance of management. Given Mr. LaChance’s significant role in our balance sheet optimization efforts in 2015, Mr. LaChance has a deep understanding of our business and our industry. Furthermore, Mr. LaChance has previously served as Chairman of the Board for two other companies, one of which had publicly-traded securities. As a result, our Board of Directors believes that this experience and knowledge puts him in the best position to lead our Board of Directors.

We do not currently have a formal policy regarding the separation of the roles of the Chairman and Chief Executive Officer. We believe that companies should be allowed the discretion to determine based on the facts and circumstances when it may be appropriate to combine the roles with adequate justification. Our Board of Directors will continue to review and discuss the appropriate leadership structure for the Board and the role and responsibilities of the Chairman.

The Chairman of our Board of Directors is primarily charged with:

Chairman of the Board of Directors

____________________

•	Calls and sets agendas for meetings of the Board of Directors and the shareholders

•	Chairs Board of Directors meetings and the annual meeting of shareholders

•	Establishes an agenda for each Board meeting in collaboration with our Chief Executive Officer and meeting with our Chief Executive Officer following each meeting to discuss any open issues and follow-up items

•	Provides assistance to our Chief Executive Officer by attending selected internal business management meetings and meeting with our Chief Executive Officer as necessary

•	Communicates with all directors on key issues

•	Works with management on effective communication with external stakeholders and employees

Because Mr. LaChance cannot be found to be independent as a result of his role as our interim Chief Strategic Officer from January 15, 2015 through July 15, 2015, our Board of Directors has retained a separate position for the lead independent director to preside at executive sessions of the Board of Directors and preside at meetings of the Board of Directors at which the Chairman of the Board is not present.

Risk Management

Our Board of Directors generally administers its risk oversight function through the Board as a whole. In addition, the Board’s committees oversee risks associated with their respective areas of responsibility. Our executive officers, who report to our Chief Executive Officer, have day-to-day risk management responsibilities. Each of these executive officers regularly reports to our Board of Directors regarding the Company’s financial results, the status of the Company’s operations, the Company’s safety performance and other aspects of implementing the Company’s business strategy. The Board of Directors reviews, evaluates and discusses these risk management processes, engaging in open communication with management.

Executive Sessions and Meetings of Independent Directors

Our Board of Directors holds executive sessions of the non-management directors in conjunction with regularly scheduled meetings of our Board of Directors and throughout the year on an as-needed basis. Executive sessions do not include any of our employee directors.

Board Attendance at Annual General Meetings

We encourage, but do not require, our directors to attend our annual general meetings. We reimburse the travel expenses of any director who travels to attend the annual general meetings. At the 2015 Annual General Meeting, all of our directors then serving attended.

Communications with our Board of Directors

Our non-management and independent directors have approved a process for shareholders to communicate with our directors. Pursuant to that process, shareholders, employees and others interested in communicating with our Board of Directors may communicate with our Board of Directors by writing to the following address:

Energy XXI Ltd
c/o Corporate Secretary
Canon’s Court, 22 Victoria Street
PO Box HM 1179
Hamilton HM EX, Bermuda

In any such communication, an interested person may also designate a particular director, or a committee of our Board of Directors, such as the Audit Committee. Our Corporate Secretary will forward all correspondence to our Board of Directors or the particularly designated audience, except for spam, junk mail, mass mailings, product complaints or inquiries, job inquiries, surveys, business solicitations or advertisements or patently offensive or otherwise inappropriate material. Our Corporate Secretary may forward certain correspondence, such as product-related inquiries, elsewhere within our Company for review and possible response.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics as our “code of ethics” as defined by regulations promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which applies to all of our directors, officers and employees, including our chief executive officer, chief financial officer, chief accounting officer and controller. A current copy of the Code of Business Conduct and Ethics is available at the “Corporate Governance” section of our website at www.energyxxi.com under “Corporate Governance.” A copy of our Code of Business Conduct and Ethics may also be obtained free of charge upon a request directed to Energy XXI Ltd, Canon’s Court, 22 Victoria Street, PO Box HM 1179, Hamilton HM EX, Bermuda, Attention: Investor Relations. We will promptly disclose any substantive changes in or waivers, along with reasons for the waivers, of the Code of Business Conduct and Ethics by posting such information on our website at www.energyxxi.com under “Investor Relations” and “Corporate Governance.”

As previously disclosed, following the Board of Directors’ investigation into Mr. Schiller’s personal loans from affiliates of service providers to the Company, the Board of Directors designed and implemented a number of actions to strengthen Energy XXI’s policies and procedures relating to the Company’s business conduct, prohibiting pledging and hedging of Energy XXI stock by the Company’s officers and directors and enhancing vendor procurement protocol. These controls and procedures seek to better align the corporate governance policies of Energy XXI with industry best practices after reviewing comparable policies among the Company’s peers, as well as larger exploration and production companies outside of the Company’s peers. The Board’s belief that periodic reassessment and policy improvements are important to good governance and part of its ongoing responsibilities led it to revise its policies and procedures as follows:

•	Revision of Code of Business Conduct and Ethics. Energy XXI’s Code of Business Conduct and Ethics was updated to include, among other things, (a) an express prohibition on personal loans from the Company’s vendors in the future (other than ordinary course loans from financial institutions), (b) procedures for soliciting or accepting charitable contributions from entities doing business with the Company, (c) clarifying the precise procedures for reporting potential conflicts of interest and requesting waivers, and (d) independent oversight from a chief compliance officer (a position being currently filled by the Chairman of the Board of Directors) (the “Chief Compliance Officer”) and, in the case of executive officers and directors, the Audit Committee. The Chief Compliance Officer works with the Company’s senior management and the Board to instill a culture of compliance and encourage all employees, officers and Directors to take compliance issues seriously. In this regard, the Chief Compliance Officer is also responsible for implementing a Company-wide training program with respect to each of the three policies. The Board has determined that the Chief Compliance Officer role will be filled on an interim basis by Jim LaChance.

•	Insider Trading Policy. The Company adopted an Insider Trading Policy prohibiting the pledging and hedging of Energy XXI’s securities by directors, officers, and employees (as well as the immediate family members of any such individual). The Insider Trading Policy also includes, among other things, (a) express prohibitions on pledges and margin loans relating to Energy XXI’s securities and (b) express prohibitions on hedging transactions and short sales related to Energy XXI’s securities.

•	Vendor Procurement Policies. The Board adopted a vendor procurement policy to provide enhanced scrutiny from the Chief Compliance Officer and the Audit Committee of instances in which there is even the appearance of a conflict of interest between the Company and any of its vendors. Among other things, in such instances, competitive bids are required absent an emergency and the Chief Compliance Officer must review and approve the terms of the proposed arrangement, including the proposed scope of work and compensation to be paid to the vendor. The Audit Committee must be copied on any such approval.

•	Training. The Board also directed Energy XXI to implement a comprehensive training program for the Company’s officers and employees, to inform them of these new policies and the importance of compliance. On October 15, 2015, Energy XXI’s management team held a town-hall style meeting in which they provided employees and officers of Energy XXI with an overview of the amended Code of Business Conduct and Ethics and the Insider Trading Policy, among other items, and those covered under these policies executed written acknowledgements verifying that they had reviewed each policy and agreed to comply with its contents.

Policies and Procedures Dealing with the Review, Approval and Ratification of Related Party Transactions

As part of the revised Code of Business Conduct and Ethics, the Board of Directors has adopted new procedures related to the identification of conflicts of interests, including related party transactions. In accordance with the revised Code of Business Conduct and Ethics, all Company employees and directors must avoid any activity or personal interest that creates or appears to create a conflict between personal interests and the interests of the Company. To remove any such doubts or suspicion, Company employees must disclose any actual or potential conflicts of interests associated with the Company’s business, including any related party transactions, to the Chief Compliance Officer to assess the nature and extent of any concern and how it can be resolved. However, the Company’s directors, Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Executive Vice Presidents and other employees performing similar functions must disclose any such issues, including any related party transactions, to the Chairman of the Audit Committee.

Committees of Our Board of Directors

Our Board of Directors currently has an Audit Committee, a Nomination and Governance Committee and a Compensation Committee.

Director	Audit	Nomination and Governance	Compensation
John D. Schiller, Jr.	—	—	—
William Colvin	C	M	—
Cornelius Dupré II	—	M	C
Hill A. Feinberg	—	C	M
Kevin Flannery	M	M	—
Scott A. Griffiths	M	—	M
James LaChance (1)	—	—	—
Meetings in Fiscal 2016	7	9	11
Actions by Consent in Fiscal 2016	1	0	2

________________

(1)	Mr. LaChance resigned from the Nomination and Governance Committee in November 2015.

C = Chairman M = Member

Audit Committee

Our Board of Directors has established an Audit Committee that convenes at least four times a year. The Audit Committee is currently composed of Messrs. Colvin (who serves as its chair), Flannery and Griffiths, each of whom is an independent director under the NASDAQ Listing Standards and Rule 10A-3 under the Exchange Act. Our Board of Directors also has determined that each member of the Audit Committee is financially literate and that Mr. Colvin has the necessary accounting and financial expertise to serve as chair. Further, our Board of Directors has determined that Mr. Colvin is an “audit committee financial expert” following a determination that Mr. Colvin met the criteria for such designation under the SEC’s rules and regulations.

The Audit Committee operates under a written charter adopted by our Board of Directors, a current copy of which is available on our website at www.energyxxi.com under “Corporate Governance.”

The Audit Committee recommends the annual appointment of our independent registered public accounting firm with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, and reviews accounting principles we will use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures. The Audit Committee’s report regarding the fiscal year ended June 30, 2016 begins on page 42.

Compensation Committee

Our Board of Directors has established a Compensation Committee composed of Messrs. Dupré (who serves as its chair), Feinberg and Griffiths, all of whom are independent under the NASDAQ Listing Standards, including those applicable specifically to compensation committee members.

The Compensation Committee operates under a written charter adopted by our Board of Directors, a current copy of which is available on our website at www.energyxxi.com under “Corporate Governance.”

The Compensation Committee evaluates the performance of our officers, reviews overall management compensation and benefits policies, and reviews and recommends employee benefits plans, options and/or restricted share grants and other incentive arrangements. Additional information regarding the Compensation Committee’s processes and procedures for the consideration and determination of executive compensation are discussed in “Compensation Discussion and Analysis” below. The Compensation Committee’s report begins on page 25.

Nomination and Governance Committee

Our Board of Directors has established a Nomination and Governance Committee composed of Messrs. Feinberg (who serves as its chair), Colvin, Dupré and Flannery, all of whom are independent under the NASDAQ Listing Standards. Mr. LaChance served on the Nomination and Governance Committee since his appointment to the Board of Directors but resigned from the Nomination and Governance Committee in November 2015.

The Nomination and Governance Committee operates under a written charter adopted by our Board of Directors, a current copy of which is available on our website at www.energyxxi.com under “Corporate Governance.”

The primary purposes of the Nomination and Governance Committee are to: identify individuals qualified to become members of our Board of Directors and recommend such individuals to our Board of Directors for nomination for election to our Board of Directors, make recommendations to our Board of Directors concerning committee appointments, and provide oversight of the corporate governance affairs of our Board of Directors and our Company.

Director Nomination Process

Our Nomination and Governance Committee has a policy of considering candidates for director, including those candidates recommended by our shareholders. The Nomination and Governance Committee reviews candidates based on general criteria it has established for membership on our Board of Directors, including, among other things, such candidates’ integrity, independence, diversity of experience, leadership, ability to exercise sound judgment, scientific expertise, prior government service and experience at policy-making levels involving issues affecting business, government, education, technology and other areas relevant to our global business. Our Nomination and Governance Committee uses the same processes in evaluating nominations for our Board of Directors, irrespective of whether the nomination is made by a shareholder or by a member of our Board of Directors.

Although our Nomination and Governance Committee has not established any fixed qualifications for an acceptable nominee to our Board of Directors, our Nomination and Governance Committee believes our directors should possess the highest personal and professional ethics, integrity and values, be committed to representing the long-term interests of our shareholders and be willing and able to devote sufficient time to carrying out their duties and responsibilities effectively. In addition, our directors should be committed to serve on our Board of Directors for an extended period of time and should not serve on the boards of business entities competitive with us, or on the board of directors of more than three public companies, unless doing so would not impair the director’s service on our Board of Directors. While the Board of Directors does not have a formal policy on diversity, the Board of Directors seeks candidates who, in addition to providing a range of talents and expertise, are sufficiently diverse as to provide a range of perspectives representative of the interests of constituencies served or to be considered from time to time by the Board of Directors, including our shareholders and our employees. Our Nomination and Governance Committee does not have a formal process for identifying and evaluating nominees for directors, but rather uses its network of contacts to identify and evaluate potential candidates.

Any shareholder desiring to nominate qualified candidates for election as a director to our Board of Directors must submit to our Corporate Secretary a notice, executed by such shareholder (not being the person proposed as a candidate) prior to a contemplated annual general meeting and received not less than 120 days nor more than 150 days before the date that our proxy statement is released to our shareholders in connection with the prior year’s annual general meeting, of the intention to propose such candidate. The notice must set forth as to each person whom the shareholder proposes to nominate for director:

•	the name, age, business address and residence address of such person;

•	the principal occupation or employment of such person;

•	the class, series and number of the Company’s Common Shares beneficially owned by such person;

•	particulars which would, if such person were so appointed, be required to be included in our register of directors and officers maintained under Bermuda law;

•	a letter from such person indicating that he is willing to be considered for election as a director; and

•	all other information relating to such person that is required to be disclosed in solicitations for proxies for the election of directors pursuant to the rules and regulations of the SEC under Section 14 of the Exchange Act.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee at any point during fiscal year 2016 was an officer or employee of us or had a relationship requiring disclosure. No executive officer of our Company served as a member of the Compensation Committee or as a director of any entity where an executive officer of such entity is a member of our Board of Directors or the Compensation Committee.

Mr. Schiller, our President and Chief Executive Officer, participated in deliberations concerning executive compensation, although he was not responsible for the deliberations or final determination of his compensation.

Director Compensation

We believe that it is important to attract and retain outstanding non-employee directors and one way that we believe we can achieve this goal is to offer compensation and incentives for such service. Directors who are our employees or employees of any of our subsidiaries receive no additional compensation for their services as directors.

The following table and narrative disclosure provide information on our compensation for non-employee directors for our fiscal year ended June 30, 2016. A description of the compensation of Mr. Schiller, who is an employee director of the Company, is separately provided in this Amendment under “Executive Compensation.”

Name	Fees Earned or Paid in Cash ($)(1)	Stock and Unit Awards ($)(2)(3)	All Other Compensation ($)(3)	Total ($)
William Colvin	$218,000	$87,500	$-0-	$305,500
Cornelius Dupré II	224,000	87,500	-0-	311,500
Hill A. Feinberg	226,125	-0-	-0-	313,625
Kevin Flannery	205,000	87,500	-0-	292,500
Scott A. Griffiths	200,500	87,500	-0-	288,000
James LaChance	183,500	87,500	1,732,018	2,003,018
Norman Louie (4)	66,000	-0-	-0-	66,000

________________

(1)	The amounts shown reflect the fees earned by each non-executive director for: (a) attendance at meetings during the fiscal year ended June 30, 2016 ($3,500 for each of the 38 Board of Directors meetings attended and $1,500 for each of the committee meetings attended, as applicable), (b) service as chairs of committees and as lead independent director: $20,000 for the audit chairman, $10,000 each for the nomination and compensation chairmen and $22,500 for the lead independent director (although after the first quarter’s payment of $5,625, Mr. Feinberg chose to forego the remaining $16,875 for the service as lead independent director for the second, third and fourth quarters of fiscal year 2016), and (c) a $55,000 annual cash retainer payable quarterly.

(2)	The equity retainer is paid in Common Shares in an amount equivalent to $87,500 (decreased from $175,000 for fiscal year 2015) using the closing price on the date of the Annual General Meeting (in the case of last fiscal year, December 1, 2015), which represents the grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB Topic 718”). For the fiscal year 2016, each director (except Mr. Feinberg, who chose to forego the equity retainer, and Mr. Louie) received 53,681 Common Shares based on a $1.63 closing price on the date of the 2015 Annual General Meeting.

(3)	Mr. LaChance was appointed to serve as our interim Chief Strategic Officer effective January 15, 2015. In light of the significant increase in the amount of time Mr. LaChance was required to spend performing in this new role, Mr. LaChance entered into a consulting agreement (the “Consulting Agreement”) with Energy XXI Services LLC, a wholly-owned subsidiary of the Company, effective as of January 15, 2015. Under the Consulting Agreement, Mr. LaChance was entitled to $200,000 per month for his services. Mr. LaChance received consulting fees in the amount of $1.2 million under the Consulting Agreement for the period from January 15, 2015 through July 15, 2015, when the Consulting Agreement terminated according to its terms. Only $50,000 of those consulting fees are included in the table, since $1,150,000 of those fees were earned and paid to Mr. LaChance prior to the 2016 fiscal year. In accordance with the Consulting Agreement, Mr. LaChance was also entitled to a success fee if he continuously provided consulting services through the closing of one or a series of transactions to provide us and our affiliates with additional capital of more than $1 billion. The amount of this success fee was capped at $6 million, with up to $5 million payable upon achievement of objective criteria set forth in the Consulting Agreement and up to an additional $1 million payable in the Board of Directors’ discretion, based on qualitative factors. Under the terms of the Consulting Agreement, fifty percent of such success fee was payable to Mr. LaChance in a lump sum cash payment unless he elected to receive such portion in the form of cash-settled restricted stock units (“RSUs”). The remaining fifty percent was payable in RSUs. Such RSUs would generally be settled in cash on March 12, 2016, the 12-month anniversary of closing of the financing transaction. On the RSU settlement date, Mr. LaChance would have the option to receive all or part of his RSU cash settlement in Common Shares, valued at the closing price on the settlement date. In accordance with the Consulting Agreement, on March 12, 2015, Mr. LaChance received the full $5 million portion of the objectively-determined success fee in connection with the issuance of the 11.0% Notes. Mr. LaChance elected to receive 100% of that success fee in the form of RSUs, which totaled 1,644,737 RSUs based on a price of $3.04 per share (the value weighted average price of our Common Shares for the period from December 1, 2014 through January 31, 2015), as provided for in the Consulting Agreement. With respect to the discretionary portion of the success fee, the Board of Directors awarded Mr. LaChance the full $1 million amount on October 15, 2015. Fifty percent of this amount was paid in cash and the other fifty percent was paid in the form of 231,482 RSUs, based on a price of $2.16 per share, which was the closing price on our Common Shares on October 15, 2015. All 1,876,219 RSUs were settled on March 12, 2016 in cash valued at $0.63 per RSU, the closing price of our Common Shares on March 12, 2016, for a total cash payment of $1,182,018.

(4)	Served less than the full fiscal year from July 1, 2015 to December 1, 2015.

Effective September 1, 2008, our Board of Directors adopted the Energy XXI Services, LLC Directors’ Deferred Compensation Plan, which, together with our non-executive director remuneration plan, constitute our remuneration plans for our outside directors. Under the Directors’ Deferred Compensation Plan, non-employee directors may elect to defer all or a portion of their cash and equity compensation. Payment will be made within 30 days following the director’s separation from service or on another date selected by the director. Payment is made in a lump sum in either cash or Common Shares depending on the type of compensation that was deferred by the director.

In July 2015, the Compensation Committee reviewed the Company’s director compensation program for fiscal year 2016. After its review of director compensation, the Committee elected to reduce the equity retainer paid to directors by 50%, from $175,000 to $87,500. These changes were made in light of the market environment and in order to help manage shareholder dilution at the time that the Compensation Committee set director compensation. Furthermore, beginning with the second quarter of fiscal year 2016, the lead independent director will no longer receive any additional cash, equity or other compensation for serving in such capacity. This change was made in light of the appointment in October 2015 of a Chairman of the Board who is separate from our Chief Executive Officer, which will result in fewer additional duties for the lead independent director. For fiscal year 2017, the Company has continued the director compensation program adopted in fiscal 2016; however, no determination has been made as to future compensation for directors upon the Debtors’ emergence from Chapter 11 for the remainder of fiscal year 2017.

Director Stock Ownership Guidelines

We maintain stock ownership guidelines for each of our non-employee directors. These guidelines require a director to hold a minimum of shares valued at five times the annual retainer. Directors have five years to comply with this requirement upon election to our Board of Directors. At the time of this Amendment, all of our directors meet this requirement or are within the five-year compliance period.

INFORMATION ABOUT EXECUTIVE OFFICERS

The following table sets forth certain information, as of October 28, 2016, regarding each of our executive officers. Our executive officers are elected annually by our Board of Directors and serve one-year terms or until their death, resignation or removal by our Board, other than Mr. Schiller whose service as an executive officer is governed by an employment agreement with us. There are no family relationships between any of our directors and executive officers. In addition, there are no arrangements or understandings between any of our executive officers and any other person pursuant to which any person was selected as an executive officer.

The following persons are our executive officers.

Name	Age	Position(s) with the Company
John D. Schiller, Jr.	57	President and Chief Executive Officer
Bruce W. Busmire	59	Chief Financial Officer
Hugh A. Menown	58	Executive Vice President, Chief Accounting Officer
Antonio de Pinho	50	Chief Operating Officer

John D. Schiller, Jr.’s biographical information is located under “Information About Directors.”

Bruce W. Busmire has served as our Chief Financial Officer since October 20, 2014. Mr. Busmire has more than 34 years of experience in the oil and gas industry and financial markets. Prior to joining us he was Chief Financial Officer of Venari Resources, a private equity backed Deepwater Gulf of Mexico exploration company. Prior to that, he was in key financial executive positions with Anadarko Petroleum Corporation for eight years, serving as Vice President of Finance and Treasurer, having served initially as Vice President and Chief Accounting Officer. Prior to his positions with Anadarko Petroleum, Mr. Busmire was Senior Vice President, Finance and Chief Financial Officer of Noble Corporation. Prior to his time at Noble, he was a founding member of Pickering Energy Partners (now Tudor Pickering Holt & Co.), an energy investment and merchant banking firm. He was Vice President of Investor Relations for Ocean Energy, a NYSE-listed company with operations in Deepwater Gulf of Mexico and West Africa, which was purchased by Devon Energy in February 2003. In the first 20 years of his career, he held various positions of increased responsibility in accounting and senior management at Amoco Corporation. Mr. Busmire holds a bachelor of business administration degree in accounting from Lamar University, a master of business administration degree from the Kellogg Graduate School of Management at Northwestern University, and has been a Certified Public Accountant since 1985.

Hugh A. Menown has served as our Chief Accounting Officer since May 2007. He served as our Chief Information Officer from July 2010 to October 2014, and he served as Senior Vice President from July 2010 until June 2014 when he was promoted to Executive Vice President. From August 2006 until his appointment as our Chief Accounting Officer, Mr. Menown worked for us as an independent consultant, working for the first seven months of 2006 as an independent consultant in the energy industry. From March 2002 until December 2005 Mr. Menown was employed by Quanta Services, Inc., serving as Chief Financial Officer of two of its subsidiaries. From 1987 to 1999, Mr. Menown provided audit and related services for clients at PricewaterhouseCoopers, LLP in the Houston office, where for seven years he was the partner in charge of the transaction services practice providing due diligence, mergers and acquisition advisory and strategic consulting to numerous clients in various industries. Mr. Menown has more than 35 years of experience in mergers and acquisitions, auditing and managerial finance, is a certified public accountant and a 1980 graduate of the University of Missouri-Columbia with a bachelor’s degree in business administration.

Antonio de Pinho became our Chief Operating Officer on November 13, 2014 after being appointed Executive Vice President of Exploration and Production in June 2014 and previously serving as our Senior Vice President of M&A, Joint Ventures and Technology since joining us on September 4, 2012. Mr. de Pinho was with El Paso Exploration and Production, most recently serving as Vice President International and Western U.S. Divisions, where he was hired in October 2004 to be responsible for the International division, including the Exploration and Production, Power and Pipeline non-regulated businesses. Before joining El Paso, he held the position of Vice President Business Development for the International Division at Devon Energy Corporation following its merger with Ocean Energy where he served as Vice President International Business Development, itself a product of a merger in 1999 with Seagull Energy and in 1998 with United Meridian Corporation, which he joined in August 1997 as country manager in Angola. From 1995 to 1997 he held various upstream roles with Western Atlas with focus on reservoir engineering, working the North Sea and West Africa. Following graduation until 1995, he served Partex as a reservoir engineer and was seconded to Shell in Oman. Mr. de Pinho graduated in 1992 from the University of Lisbon with a Licenciature in Geological Engineering where he was awarded an Erasmus Scholarship from the European Community in University College of London, and he brings more than 20 years of experience in engineering, geology, operations and management with independent and major oil and gas companies.

Item 11. Executive Compensation.

On April 14, 2016, the Debtors filed the Bankruptcy Petitions seeking relief under the provisions of Chapter 11 of the Bankruptcy Code under the caption In re Energy XXI Ltd, et al., Case No. 16-31928. We will continue to operate our business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

Our named executive officers (the “Named Executive Officers” or “NEOs”), like our employees generally and our shareholders and other stakeholders, have been significantly impacted by the Chapter 11 Cases. The information presented in this Compensation Discussion and Analysis (this “CD&A”) reflects compensation for our NEOs for fiscal year 2016. The impact of the Chapter 11 Cases is not reflected in the tables contained in this CD&A. Under our current Chapter 11 plan of reorganization (the “Plan”), the Company’s Common Shares will be extinguished, and our shareholders will not receive any recoveries upon our emergence from Chapter 11. Therefore, we do not expect our NEOs to receive any value on account of their stock options, restricted stock units, performance units or any other equity holdings in the Company’s Common Shares despite the values reflected in this CD&A.

Compensation Discussion and Analysis

The analysis set forth below explains our compensation programs, as well as the objectives and rationales for the various elements of our compensation, for our “Named Executive Officers”:

•	Mr. John D. Schiller, Jr., President and Chief Executive Officer.
•	Mr. Bruce W. Busmire, Chief Financial Officer.
•	Mr. Hugh Menown, Executive Vice President, Chief Accounting Officer.
•	Mr. Antonio de Pinho, Chief Operating Officer.

This discussion is organized as follows:

•	Part I: Executive Summary — discusses our overall approach to compensation and the factors that contributed to setting our compensation for fiscal year ended June 30, 2016 and a brief summary of compensation for the fiscal year ended June 30, 2017.

•	Part II: Elements of Compensation — analyzes the components of our Named Executive Officers’ compensation.

•	Part III: Factors for Determining Fiscal Year 2016 Compensation — reviews the factors in determining compensation for fiscal year ended June 30, 2016 for our Named Executive Officers.

•	Part IV: Roles of Contributors to our Compensation Program — reviews the participants and tools that help us make compensation decisions.

•	Part V: Material Tax and Accounting Considerations — discusses various regulatory matters that contribute to our compensation decisions.

Part I: Executive Summary

2015 Say on Pay Vote

Our shareholders were given an opportunity to vote on our executive compensation program in connection with our 2015 Annual General Meeting of Shareholders. In 2015, the shareholders voted to approve, on a non-binding advisory basis, the compensation of the Company’s named executive officers, as set forth below. In a non-binding advisory vote regarding the frequency at which shareholder approval of our executive compensation arrangements would be sought, shareholders also voted in favor of annual approval, as set forth below.

NON-BINDING ADVISORY VOTE TO APPROVE OUR NAMED EXECUTIVE OFFICERS’ COMPENSATION

Votes For	Votes Against	Abstain	Broker Non-Votes
21,409,658	2,847,100	6,268,373	47,372,978

NON-BINDING ADVISORY VOTE TO APPROVE THE FREQUENCY OF FUTURE ADVISORY VOTES ON THE COMPENSATION OF OUR NAMED EXECUTIVE OFFICERS

One Year	Two Years	Three Years	Abstain	Broker Non-Votes
21,087,588	326,956	2,616,970	6,493,617	47,372,978

Changes to Executive Compensation Programs

In light of the Company’s stock price and the market environment at the time the Compensation Committee set executive compensation for fiscal year 2016, the Compensation Committee took the following actions related to fiscal 2016 executive compensation:

•	Reduced 2016 long-term incentive (“LTI”) target values by 60%;

•	Gave no base salary increases to executives for the 2016 fiscal year;

•	Added Absolute Total Shareholder Return and net debt reduction milestones for the Company’s 2016 LTI program; and

•	Changed the frequency of the say-on-pay vote from triennial to annual, beginning in 2015, to enhance the Company’s shareholder communication process related to executive compensation.

Executive Summary of Compensation Programs

The offshore oil and gas industry is strongly influenced by the factors shown below that significantly affect strategic decision making and Company performance over time. Recruiting, hiring and retaining executives who understand and can evaluate this environment is also key to our success. These factors include:

•	complex technical expertise;

•	overarching effect of world oil markets;

•	large concentrated capital investments with long payback horizons;

•	hiring needs for employees with highly specialized skills sets;

•	cyclical nature of oil and gas demand and pricing; and

•	laws, regulations, customs, safety and environmental considerations that can have significant impact on results.

These factors also influence how we design and administer our executive pay programs to aim to be competitive and drive superior company performance. Most notably, these influences are seen in the following:

•	our annual incentive plan design, which includes strategic financial and operational measures; and

•	our use of both time-based and performance-based long-term incentives.

What We Do	What We Don’t Do

Award annual incentive compensation and the majority of long-term compensation subject to achievement of pre-established performance goals

Use an independent compensation consultant

Review executive compensation tally sheets

Perform an annual risk assessment of our executive compensation programs

Provide excise tax gross-ups to future executives Allow repricing of underwater stock options without shareholder approval Provide excessive perquisites

Fiscal 2017 Compensation

Given the Chapter 11 Cases and the Debtors status as debtors in possession, the Debtors expect compensation with respect to salary and employee benefits for NEOs for fiscal 2017 to remain the same as, or similar to fiscal 2016 during the pendency of the Chapter 11 Cases. The Bankruptcy Code, however, places restrictions on certain compensation paid to the Company’s employees, including NEOs during the Chapter 11 Cases, and, as a result any benefits in the form of severance to NEOs would likely need to be approved by the Bankruptcy Court before being issued or paid.  If a NEO’s employment is terminated during the Chapter 11 Cases, absent such approval, any severance award would likely be treated as a general unsecured claim and receive the same treatment as other general unsecured claims under the Plan.

The Plan does not currently expressly contemplate the officers and directors of the reorganized Debtors upon emergence from Chapter 11, other than John D. Schiller Jr. as the Chief Executive Officer and a board member of the Company’s successor. Pursuant to section 1129(a)(5) of the Bankruptcy Code, the Debtors will, to the extent known, disclose in advance of the hearing on confirmation of the Plan the identity and affiliations of any person proposed to serve on the initial new boards or as an officer of the reorganized Debtors. To the extent any such director or officer is an “insider” under the Bankruptcy Code, the nature of any compensation to be paid to such director or officer will also be disclosed.

Part II: Elements of Compensation

Below is a summary of the elements of our Named Executive Officers’ compensation for the 2016 fiscal year, each of which has historically been reviewed annually:

Element	Objective	Design Elements
Base salary	To provide a baseline level of cash compensation to recognize qualifications and industry experience	Reviewed annually with consideration given to an individual’s performance and experience level

Cash bonus	To motivate and reward executive officers’ contributions to achieve short-term performance goals	Balanced scorecard that rewards executives for the achievement of pre-established strategic, financial, and operational goals

Long-term incentives	To reward stock price appreciation, align our executives’ goals with those of our shareholders and encourage retention

Grants of time-based and performance-based performance units:

One-third time-based vesting over three years

One-third performance-based dependent on stock price performance and earned over three years

One-third cash payment paid to the extent debt reduction milestones are met

Retirement benefits and Employee Savings Plan (Employee Stock Purchase Plan – ESPP)** **The ESPP was suspended in 2016 and no purchases were made in the second half of fiscal year 2016.	401(k): To provide retirement benefits and encourage retention	401(k): All eligible employees receive a company matching contribution based on pretax contributions in an amount equal to 100% of the first 6% of eligible compensation contributed to the plan

	Profit sharing: To provide retirement benefits and encourage retention	Profit sharing: Annually pays an amount equal to up to 10% of employee’s base salary and cash bonus

	ESPP: To encourage employee savings, stock ownership, and align interests of executives with shareholders	ESPP: Allows all employees owning less than 5% of our Common Shares to contribute up to $21,250 each year through payroll deduction to purchase our stock at a 15% discount

Health and welfare benefits	To provide health and welfare benefits to executives	Health and welfare benefits including medical, dental, vision and disability coverage. The Company provides the same level of benefits to both executives and employees except that Mr. Schiller has no co-payment for eligible health benefits pursuant to his Employment Agreement

Severance	To mitigate uncertainty and motivate executives to focus on shareholder value irrespective of termination or in the event of a change in control	Executive Severance Plan: All executives other than Mr. Schiller receive a maximum payout of 2X annual salary and bonus and accelerated vesting of unvested equity awards upon involuntary termination of employment

Severance under Employment Agreement: Covers Mr. Schiller following an involuntary termination without cause, termination for good reason or in the event of a change in control, and provide for a maximum payout of 3X annual salary and target bonus and maximum payout of accelerated vesting of unvested equity awards

Perquisites	To attract and retain qualified executives	Includes items standard for executives in the oil and gas industry, such as additional life insurance coverage, use of a company-leased automobile and club membership

Part III: Factors for Determining Fiscal Year 2016 Compensation

As in past years, our fiscal year 2016 executive compensation program primarily consisted of the elements described above.

We do not set targets for the mix of compensation among the various elements when determining compensation awards. The mix of value attributable to each of the elements of compensation is generally driven by the Company’s desire to emphasize variable and at risk compensation, such as cash bonus and long-term incentives, over fixed compensation. We believe this approach to compensation allocation supports our entrepreneurial culture and aligns our executives with shareholders.

Individual performance has a significant impact on determining each compensation component, other than for certain perquisites and benefits that are provided to all of our executive officers. Each individual Named Executive Officer’s annual performance is evaluated based on a review of his contributions to our business results both for the year and the long-term impact of the individual’s behavior and decisions. As a result of our yearly review for fiscal year 2016, the Compensation Committee made the adjustments listed below for each element of compensation.

Base Salary

Our goal is to set base salaries for our Named Executive Officers at levels that are competitive in order to attract and retain top talent. The individual base salary levels are generally reviewed annually and are adjusted as appropriate based on an analysis of individual performance and experience, and our financial performance. This base salary review is performed in connection with the annual competitive compensation review.

In light of the Company’s stock price and the market environment at the time that the Compensation Committee was determining executive compensation for fiscal year 2016, the Compensation Committee elected to freeze base salaries for fiscal year 2016, and no base salary increases were provided to our Named Executive Officers.

Cash Bonuses

Annual cash bonuses are a core component of our compensation program. The Compensation Committee uses a “Performance Scorecard” to assess our overall performance and determine cash bonuses. The use of the Performance Scorecard allows the Compensation Committee to effectively assess Company performance based on the key performance criteria that drive shareholder value over time. This approach also provides the medium for the CEO to communicate key elements of the business plan to executive participants in the plan as the primary components of the plan are based on performance measures considered key to the execution of the business plan. The plan provides for an element of judgment to be applied by the Compensation Committee when assessing the Company’s performance at the end of the period. The process for setting the goals in the Performance Scorecard involve the CEO proposing a range of goals for those elements of the year’s business plan that are considered critical to execution. The low end of the range would be considered threshold performance levels under a traditional bonus plan and the high end of the range would represent maximum performance levels under a traditional bonus plan.

The Compensation Committee reviews the goals in light of the annual business plan and the Company’s strategic plan before adopting the goals. These goals are not changed once adopted.

The performance criteria considered for 2016 (listed below) have no specific weighting as the Compensation Committee uses this as a guideline and maintains the flexibility to respond to market changes in determining the relative importance of each measure and the resulting final bonus payouts. As a result, each measure may be weighted more, or less, depending on the relative importance of the measure to the fiscal year under consideration.

For fiscal year 2016, the Compensation Committee established the following performance categories from which to assess our Company’s performance (the “2016 Performance Criteria”). Each category was weighted 25%.

•	Operations (including total production, oil production, CAPEX and recompletion capital efficiency);

•	Financial (including net debt reduction, free cash flow, reserves and net debt over reserves);

•	Processes (including the review of processes undertaken in fiscal years 2014 and 2015 and forward looking fiscal year 2016 and 2017 projects); and

•	Strategic Initiatives (including limiting gross general and administrative expenses and lease operating expenses)

Determination of Fiscal Year 2016 Bonus

In April 2016, the Compensation Committee reviewed the fiscal year 2016 Performance Criteria, evaluated the results, and considered the relative importance of each criterion in regard to the Company’s overall performance. While the fiscal year was not yet complete, the Compensation Committee determined that at least 50% of fiscal year 2016 bonuses had been earned based on the criteria previously established. While it was possible that additional bonuses could have been earned upon the completion of fiscal year 2016, the Compensation Committee elected to pay fiscal year 2016 bonuses in April 2016 at 50% of target. The bonuses paid to our Named Executive Officers in April 2016 were subject to repayment to the extent the Named Executive Officer did not continue in employment through the end of the 2016 fiscal year. All of our Named Executive Officers remained employed through the end of the 2016 fiscal year. The Compensation Committee elected to pay the following bonuses to the Named Executive Officers for the 2016 fiscal year:

Named Executive Officer	Base Salary	Target Bonus% of Base Salary	Total Cash Bonus Paid	Percent of Target Bonus
John D. Schiller, Jr.	$910,000	125% ($1,137,500)	$568,750	50%
Bruce Busmire	520,000	90% ($468,000)	234,000	50%
Hugh Menown	425,000	75% ($318,750)	159,375	50%
Antonio de Pinho	520,000	90% ($468,000)	234,000	50%

________________

Long-term Incentives

Under our current Plan, the Company’s Common Shares will be extinguished, and our shareholders will not receive any recoveries upon our emergence from Chapter 11. The Plan also does not contemplate the continuation of any existing equity-based compensation program. Therefore, we do not expect our Named Executive Officers to receive any value for their restricted stock units (whether time based or performance based) described below to the extent those awards have vesting dates following our emergence from Chapter 11.

Our long-term incentives have been designed to provide performance-based awards to our executives and employees for their contribution to our stability, growth and creation of shareholder value over the long term. Our long-term incentives are currently provided under our existing Energy XXI Services, LLC 2006 Long-Term Incentive Plan (“2006 Long-Term Incentive Plan”) last amended and approved by shareholders at our 2015 Annual General Meeting.

The 2006 Long-Term Incentive Plan provides the Company the authority to offer stock options, stock appreciation rights, restricted shares and other stock or performance-based awards. In the fiscal year ended June 30, 2016, the Compensation Committee granted awards of time-based restricted stock units (“RSUs”), performance-based RSUs and cash-based long term incentive awards to our Named Executive Officers. Stock options were last granted in September 2008 but no other grants of stock options have been made since that time.

The Compensation Committee worked with an independent compensation consultant, Frederic W. Cook & Co., Inc. (“FW Cook”), in order to keep incentive compensation at levels that will attract and retain top talent.

Our Named Executive Officers own significant equity through their own investments, as well as through previous awards from the Company. However, the Compensation Committee did not consider the value of those holdings or awards when determining future awards.

In response to the reduction in support of our compensation program by our shareholders at our 2014 annual meeting and our stock price performance, the Compensation Committee worked with FW Cook to perform a thorough analysis and redesign of our long-term incentive program, which was instituted for the 2016 fiscal year. The primary goals for our new long-term incentive program were as follows:

•	Maintain the performance-based emphasis of the program

•	Reduce grant date value of long-term incentives

•	Eliminate vesting on a change of control absent a termination of employment (i.e., single trigger vesting) in equity awards (except as provided in the CEO’s employment agreement)

•	Eliminate acceleration of vesting at maximum level for performance awards in the event of a termination without cause, death or disability, instead paying a pro-rata amount based on actual performance

•	Tie executive pay to total shareholder return and net debt reduction

•	Ensure goals resulting in payment under performance-based RSUs are challenging stretch goals

•	Introduce a cash-settled award to reduce shareholder dilution

The new long-term incentive program will be composed of the following three types of new awards:

	Time-Based RSUs	TSR Outperformance RSUs (Performance-Based RSUs)	Long Term Performance Cash Incentive
Weight	33%	33%	33%
Settlement	Cash/Stock	Cash/Stock	Cash
Vesting Criteria	Time	Absolute TSR	Net Debt Reduction
Award Addresses	Retention of Executive Talent	Alignment of Executive Interests with Shareholders Stock Price Performance	Net Debt Reduction
Amount Realizable	100% if continue to provide services through the end of the performance period; value based on value of Common Shares

Threshold: 25% (requires approx. 50% stock price appreciation from the time of grant)

Target: 100% (requires approx. 300% stock price appreciation from the time of grant)

Maximum: 300%

(requires approx. 600% stock price appreciation from the time of grant)

50% payable on each of two net debt reduction milestones
Vesting Period	3-year ratable	3-year cliff	3-year; milestones

Additionally, the target value of the long-term incentive awards granted in fiscal 2016 was reduced substantially from fiscal year 2015 values, as illustrated below:

	2015 FY LTI Target Value (% of Base Salary)	2016 FY LTI Target Value (% of Base Salary)
John Schiller	600%	240%
Bruce Busmire	500%	200%
Hugh Menown	360%	144%
Antonio de Pinho	500%	200%

Restricted Stock Units. Annual awards of restricted stock units have been approved by the Compensation Committee since fiscal year ended June 30, 2007, although since July 2009 only non-executive employees have received a long term incentive package consisting solely of time-based RSUs. Annual restricted stock unit awards generally vest equally on the first, second and third anniversaries of the award date, and are settled either in cash or through the delivery of Common Shares. The Compensation Committee intended that such awards would serve an important role in retaining executives and employees through the industry cycles and provide a means of rewarding the achievement of corporate goals and objectives while aligning their interests with those of our shareholders.

In fiscal year 2016, one-third of the total long term incentive value assigned to each of our Named Executive Officers was awarded in time-based RSUs. To the extent the Compensation Committee elects to settle the time-based RSUs in cash instead of Common Shares, the amount of cash delivered upon vesting will be calculated by multiplying the number of time-based RSUs vesting by the average closing price of our Common Shares for a period of twenty business days ending on the date immediately preceding the vesting date. Time-based RSUs will generally vest in full upon an involuntary termination of employment other than for cause. But see “Potential Payments upon Termination or a Change in Control” below for an in-depth discussion of the impact of a termination or change in control on payments to our Named Executive Officers.

Performance Units. Since July 2009, the Compensation Committee has made annual performance unit awards to the Company’s Named Executive Officers. The performance unit awards are designed to link a substantial portion of the executive’s long-term incentive compensation with total shareholder return. The Compensation Committee worked with FW Cook to develop long-term incentive compensation awards to accomplish these objectives. These awards provide Named Executive Officers incentive compensation if the Company achieves pre-established targets discussed below, which are directly linked to the Company’s Total Shareholder Return (“TSR”).

In fiscal year 2016, one-third of the total targeted long term incentive value assigned to each of our Named Executive Officers was awarded in TSR Outperformance RSUs. To the extent the simple average of the closing prices of our Common Shares for the period of twenty business days ending on the last business day of June 2018 equals or exceeds the amount set forth in the table below, the percentage of TSR Outperformance RSUs set forth in the “TSR Modifier” column below will become earned and payable (in cash or Common Shares, as determined by the Compensation Committee). In the event our the simple average of the closing prices of our Common Shares for such period does not equal or exceed $3.00, no amount will be payable with respect to the TSR Outperformance RSUs. In the event of an involuntary termination without cause or a change of control the TSR Outperformance RSUs will become vested and payable, if at all, in accordance with the table below but utilizing the date of the termination of employment or change of control, as applicable, as the last business day of the twenty day period to determine the simple average of the closing prices of our Common Shares. But see “Potential Payments upon Termination or a Change in Control” below for an in-depth discussion of the impact of a termination or change in control on payments to our Named Executive Officers.

TSR Stock Price as of the last business day of June 2018	TSR Modifier
<$3.00	0%
$3.00	25%
$3.50	35%
$4.00	45%
$4.50	55%
$5.00	70%
$5.50	95%
$6.00	100%
$6.50	115%
$7.00	130%
$7.50	145%
$8.00	160%
$8.50	175%
$9.00	190%
$9.50	205%
$10.00	220%
$10.50	240%
$11.00	260%
$11.50	280%
$12.00	300%

To the extent the Compensation Committee elects to settle the TSR Outperformance RSUs in cash instead of Common Shares, the amount of cash to be delivered upon vesting, if any, will be calculated by multiplying the number of TSR Outperformance RSUs vesting (as set forth in the table below) by the average closing price of our Common Shares for a period of twenty business days ending on the date immediately preceding the vesting date.

Long Term Performance Cash Incentive. The third element of our 2016 fiscal year long term incentive program was a cash based incentive program payable upon the achievement of certain debt reduction milestones over the period beginning August 26, 2015 and ending June 30, 2018. One-third of the total targeted long term incentive value assigned to each of our Named Executive Officers was awarded as an award under this new cash incentive program. One-half of the long term performance cash incentive was payable upon debt reduction of $400,000,000 and one-half of the long term performance cash incentive was payable upon debt reduction of $600,000,000. The debt reduction milestones set under the plan were achieved in fiscal year 2016, and this cash incentive was paid to our Named Executive Officers and is reflected below in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Severance or Change in Control Benefits

We provide the Named Executive Officers with certain severance and change in control payments through Mr. Schiller’s Employment Agreement and the Energy XXI Services, LLC Employee Severance Plan (“Severance Plan”). We also provide for the acceleration of vesting for certain of our equity-based compensation awards upon certain termination events and upon a change in control. The Bankruptcy Code, however, places restrictions on certain compensation paid to the Company’s employees, including NEOs during the Chapter 11 Cases, and, as a result any benefits in the form of severance to NEOs would likely need to be approved by the Bankruptcy Court before being issued or paid.  If a NEO’s employment is terminated during the Chapter 11 Cases, absent such approval, any severance award would likely be treated as a general unsecured claim and receive the same treatment as other general unsecured claims under the Plan.

Clawback Policy

The Committee has unanimously agreed to adopt a policy that allows for the recoupment of incentive compensation consistent with the Dodd-Frank bill prior to the SEC’s adoption of the final rules.

Perquisites and Other Benefits

While not the primary focus of our compensation plans, the Compensation Committee determined that the perquisites and other benefits the Company provided to its Named Executive Officers in fiscal year 2016 were necessary in order to ensure each of our executives have a total compensation package that is competitive with market practices. Many of our benefits plans, such as our matching contributions to our 401(k) plan, are standard in the market place for qualified executive officers and, thus, the Compensation Committee believes such offerings are necessary to hire and retain qualified personnel. Likewise, we provide additional perquisites such as our profit sharing contributions, which are offered to all employees, additional life insurance coverage and use of Company-leased automobiles to remain competitive for qualified executive officer personnel and certain other executives. Finally, Mr. Schiller had specific rights under a prior employment agreement, which rights were continued in his current Employment Agreement, to have the Company pay for club membership fees and dues, and the Company has fulfilled these obligations.

Profit Sharing Arrangements

An additional component of our annual compensation program is our profit sharing program, which annually pays an amount equal to up to 10% of an applicable employee’s base salary and cash bonus to a personal retirement account (much like a traditional 401(k) plan), that is maintained for such employee. The Compensation Committee has complete discretion, taking into account management’s recommendation and any other factors it may deem appropriate, to make the determination about the percentage of the respective Named Executive Officer’s compensation that will be contributed by us in any annual period. Such contributions are, to the extent they exceed certain levels, made to a nonqualified deferred compensation program.

The profit sharing amounts paid to the Named Executive Officers are reported in the Summary Compensation Table under the “All Other Compensation” column and the specific amounts are specifically set forth in the footnote to such column.

Fair Market Value Purchase Plan

Additionally, effective as of July 1, 2008, the Company adopted the Energy XXI Services, LLC 2008 Fair Market Value Stock Purchase Plan (“2008 Purchase Plan”), which allows eligible employees, directors, and other service providers of the Company and its subsidiaries to purchase Common Shares from the Company that have been purchased by the Company on the open market or that have been newly issued by the Company. In particular, individuals who have been granted restricted stock units pursuant to the 2006 Long-Term Incentive Plan that may be settled in cash may, at our sole option, use their cash settlement to purchase Common Shares through the 2008 Purchase Plan.

Employee Stock Purchase Plan

 The Energy XXI Services, LLC Employee Stock Purchase Plan (“ESPP”) is a broad-based equity purchase arrangement that provides our employees with the opportunity to purchase Common Shares through payroll deductions at a price less than the fair market value of the purchased Common Shares. The ESPP, and the right of participants to make purchases thereunder, is intended to qualify under the provisions of Sections 421 and 423 of the Code. The ESPP was suspended indefinitely in 2016, and no purchases were made for the second half of fiscal year 2016.

Stock Ownership Guidelines

We maintain stock ownership guidelines for our non-employee directors (five times annual retainer), our CEO (six times base salary) and our other executive officers (three times base salary). Our non-employee directors and officers were given five years from establishment of the guidelines to comply with them. That five year period has not yet expired.

Part IV: Roles of Contributors to our Compensation Program

Oversight of the Compensation Program

The Compensation Committee is responsible for overseeing the compensation programs and policies for the Executive Officers. As part of that responsibility, the Compensation Committee, with guidance from our third party compensation consultants, FW Cook, and with input from members of management, reviews our compensation and benefits policies, evaluates the performance of our chief executive officer and approves the compensation levels for our Executive Officers. Additionally the Compensation Committee, along with our Board of Directors, reviews, equity-based compensation plans and other compensation arrangements for the Executive Officers.

With respect to our compensation program and policies for fiscal 2017, given the Chapter 11 Cases and the Debtors status as debtors in possession, the Debtors expect compensation with respect to salary and employee benefits for NEOs for fiscal 2017 to remain the same as, or similar to, fiscal 2016 during the pendency of the Chapter 11 Cases. The Bankruptcy Code, however, places restrictions on certain compensation paid to the NEOs during the Chapter 11 Cases, and, as a result any compensation in the form of cash bonuses or long-term incentives, or benefits in the form of severance to NEOs would likely need to be approved by the Bankruptcy Court before being issued or paid.

Role of Compensation Committee in Compensation Decisions

Each director who is a member of the Compensation Committee qualifies as an “independent” director under the NASDAQ Listing Standards. The Compensation Committee makes compensation decisions after completing its annual review process for each Named Executive Officer. Recommendations with respect to merit increases in base salary, the amount of cash bonuses and other compensation awards (including equity based compensation) for our Named Executive Officers are made by our chief executive officer based upon his rating of the performance of each other Named Executive Officer, by reference to market conditions and by reference to an agreed set of performance targets as set by the Compensation Committee and reviewed by the Compensation Committee. Recommendations with respect to the compensation of our Named Executive Officers are also based upon advice from FW Cook, which considers market conditions and compensation levels within our industry in providing its advice. The Compensation Committee will make all final decisions for our Named Executive Officers, however, and may exercise its discretion to modify any elements or levels of compensation that were recommended by the chief executive officer or as advised by FW Cook.

Role of Outside Consultants in Compensation Decisions

To facilitate the formulation and administration of our compensation program the Compensation Committee of our Board of Directors retained FW Cook as its independent consultant on executive compensation matters for the fiscal 2016 compensation program. FW Cook was retained by the Compensation Committee to help assess the competitiveness and appropriateness of compensation programs throughout the market, including our peers, and to help develop a compensation program that is consistent with our objectives and market conditions. FW Cook met with our Compensation Committee in executive sessions and advised the Compensation Committee with respect to aspects of our compensation for fiscal year 2016. The Compensation Committee authorized the scope of services that it desired FW Cook to provide for the Company, including reviewing and analyzing market data, making recommendations for incentive system designs, providing market and regulatory updates, assisting with deliberations related to CEO compensation, reviewing any relevant information and reporting to the Compensation Committee on aspects of our compensation programs. FW Cook reports directly to, and takes its charge from, the Compensation Committee. However, the Compensation Committee does not specifically direct FW Cook on how to perform the scope of services it provides, and the Compensation Committee makes all final decisions regarding compensation. In fiscal year 2016, the Compensation Committee considered the relationships FW Cook has had with the Company, the members of the Compensation Committee and our executive officers, as well as the policies that FW Cook has in place to maintain its independence and objectivity, and determined that no conflicts of interest arose from the work performed by FW Cook.

Role of Management in Compensation Decisions

Although the Compensation Committee has responsibility for approving the Executive Compensation programs, management plays an important role as well. In particular, our chief executive officer works with FW Cook to understand market data and to recommend compensation components to the Compensation Committee for our Executive Officers. Our chief executive officer likewise assists the Compensation Committee by providing his evaluation of the performance of the executive officers, and recommends compensation levels for such officers. However, all final recommendations regarding Executive Officers’ compensation are made by the Compensation Committee.

Part V: Material Tax and Accounting Considerations

In designing our compensation programs, we take into consideration the tax and accounting effect that each element will or may have on us, the Named Executive Officers and other employees as a group. We aim to keep the expense related to our compensation programs as a whole within certain affordability levels. The number of Common Shares available under the 2006 Long-Term Incentive Plan and/or subject to equity awards may also be adjusted by the Compensation Committee to prevent dilution or enlargement of rights in the event of various changes in our capitalization.

We account for employee share-based awards in accordance with the provisions of FASB ASC Topic 718. All share-based payments to employees, including grants of restricted shares and options under the 2006 Long-Term Incentive Plan, are measured at fair value on the date of grant and recognized in the statement of operations as compensation expense over their requisite service periods.

Section 162(m) of the Internal Revenue Code, as amended, generally disallows a tax deduction to public companies for certain compensation in excess of $1 million paid to our chief executive officer and our three other most highly compensated executive officers other than our principal financial officer. While we will continue to assess the impact of Section 162(m) on compensation arrangements during our upcoming fiscal year, we presently expect that the bonus payments and the awards of restricted shares, restricted stock units, stock options and performance units will not likely qualify for exclusion from the million dollar cap when paid. Maintaining tax deductibility will not be the sole consideration taken into account by the Compensation Committee in determining what compensation arrangements are in our and our shareholders’ best interests.

Compensation Committee Report

No portion of this report and the information contained in this report shall be deemed to be incorporated by reference into any filing under the Securities Act or under the Exchange Act through any general statement incorporating by reference in the 2016 Form 10-K in which this report appears in its entirety, except to the extent that the company specifically incorporates this report or a portion of this report by reference. Furthermore, this report and the information contained in this report shall not be deemed to be “soliciting material” or “filed” under such Acts.

The Compensation Committee of Energy XXI Ltd (the “Company”) is responsible for

•	reviewing, evaluating and approving the agreements, plans, policies and programs of the Company to compensate its officers and directors,

•	reviewing and discussing with the Company’s management the “Compensation Discussion and Analysis” to be included in the Company’s Form 10-K for the fiscal year ended June 30, 2016 (the “2016 Form 10-K”) and to determine whether to recommend to our Board of Directors that the “Compensation Discussion and Analysis” be included in the 2016 Form 10-K, in accordance with the applicable rules and regulations,

•	producing a report on executive compensation each year for publication in our 2016 Form 10-K, in accordance with the applicable rules and regulations, and

•	discharging our Board of Directors responsibilities relating to compensation of our officers and directors.

Among other things, we review general compensation issues and determine the compensation of all of our officers, including the Named Executive Officers. The Compensation Committee has the authority described in the Compensation Committee Charter, which has been approved by our Board of Directors. The Compensation Committee Charter provides that the Compensation Committee has all authority of our Board of Directors as required or advisable to fulfill the purposes of such committee, and permits such committee to form and delegate some or all of its authority to subcommittees when it deems appropriate. A copy of the Compensation Committee Charter is available on the Company’s website at www.energyxxi.com under and “Corporate Governance.”

The Compensation Committee currently consists of Messrs. Dupré (who serves as its chair), Feinberg and Griffiths. Each of such members of the Compensation Committee meets the independence requirements established by our Board of Directors and as set forth in the NASDAQ Listing Standards.

We have reviewed and discussed the Compensation Discussion and Analysis included herein, and we met and held discussions with the Company’s management with respect to the Compensation Discussion and Analysis. Based upon our review and discussions with management, we recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Form 10-K for the fiscal year ended June 30, 2016 for filing with the SEC.

Respectfully submitted by the Compensation Committee,

Cornelius Dupré II, Chairman
Hill Feinberg
Scott A. Griffiths

Summary Compensation Table

The compensation disclosed in the Summary Compensation Table for each Named Executive Officer was for services provided for each fiscal year covered in all capacities to the Company and our subsidiaries. We provide compensation to our Named Executive Officers under the terms of the Employment Agreement with Mr. Schiller, our 2006 Long-Term Incentive Plan and the other compensation programs described in the “Compensation Discussion and Analysis” section of this Amendment. All of the Named Executive Officers who are currently employed by us, other than Mr. Schiller, are “at will” employees and do not have employment contracts with us.

Please note that the amounts shown in the Stock Awards column do not necessarily represent the actual value that may ultimately be received by the executives. Our current Plan does not contemplate that our shareholders will receive any recoveries upon our emergence from Chapter 11 and, therefore, we do not expect our NEOs to receive any value for their restricted stock units, performance units or any other equity holdings in the Company’s Common Shares. Substantially all compensation for fiscal year 2016 set forth in the table below has already been disclosed on the schedules and statements filed in connection with the Chapter 11 Cases.

The following table presents information concerning compensation earned by, paid to or accrued for our Named Executive Officers for our fiscal years ended June 30, 2016, June 30, 2015 and June 30, 2014.

Name and Principal Position	Year (1)	Salary (2)	Bonus (3)	Non-Equity Incentive Plan Compensation (4)	Stock Awards (5)	All Other Compensation (6)	Total
John D. Schiller, Jr. (7)	2016	$910,000	$568,750	$1,472,016	$1,203,614	$134,628	$4,289,008
President &	2015	908,750	--	--	7,900,568	410,350	9,219,668
Chief Executive Officer	2014	891,250	1,850,000	--	11,429,350	331,784	14,502,384

Bruce W. Busmire	2016	520,000	234,000	700,960	573,150	54,125	2,082,235
Chief Financial Officer	2015	366,667	80,000	--	1,907,500	19,400	2,373,567

Hugh Menown	2016	425,000	159,375	412,488	542,752	66,653	1,606,268
Executive Vice	2015	422,083	505,000	--	2,219,797	120,550	3,267,430
President & Chief	2014	385,833	460,000	--	2,988,420	111,233	3,945,486
Accounting Officer

Antonio de Pinho	2016	520,000	234,000	700,960	573,150	46,125	2,074,235
Chief Operating	2015	483,125	115,000	--	4,216,223	131,125	4,945,473
Officer	2014	372,917	485,000	--	2,873,250	114,241	3,845,408

________________

(1)	References to “2016” in this column are to our fiscal year ended June 30, 2016 (the “2016 fiscal year”), references to “2015” in this column are to our fiscal year ended June 30, 2015 (the “2015 fiscal year”) and references to “2014 in this column are to our fiscal year ended June 30, 2014 (the “2014 fiscal year”). There is no compensation information to report for Mr. Busmire for fiscal years prior to the 2015 fiscal year because Mr. Busmire was not employed by or a Named Executive Officer of the Company prior to the 2015 fiscal year.

(2)	In July 2015, the Compensation Committee determined not to change the base salary rates for the Named Executive Officers for the 2016 fiscal year and retained the base salary rates that were in effect for the 2015 fiscal year. In July 2014, the Compensation Committee approved an increase in the base salary rate for each Named Executive Officer for fiscal year 2015. The slight discrepancy in the “Salary” column above between fiscal year 2015 and fiscal year 2016 is the result of each Named Executive Officer receiving one month’s pay based on their fiscal year 2014 base rate for July 2014 before the raise was implemented in August 2014.

(3)	As described above in the CD&A, fiscal 2016 annual bonuses were paid in April 2016. Amounts paid in respect to our profit sharing program under our 401(k) plan are not included in the “Bonus” column but are reported under the “All Other Compensation” column and discussed in footnote (6) below.

(4)	Represents the long term performance cash incentive awarded pursuant to our long term incentive compensation program adopted by the Compensation Committee in fiscal year 2016. The other two-thirds of long term incentive compensation value were awarded in the form of time-based RSUs and TSR Outperformance RSUs as described in greater detail above in the CD&A.

(5)	During the 2016 fiscal year, the Company granted restricted stock units which are composed of approximately 50% time-based RSUs and 50% TSR Outperformance RSUs in the following target amounts: (a) 367,309 RSUs, 363,636 TSR Outperformance RSUs to Mr. Schiller, (b) 174,909 RSUs, 173,160 TSR Outperformance RSUs to Mr. Busmire, (c) 114,364 RSUs, 113,220 TSR Outperformance RSUs to Mr. Menown and (d) 174,909 RSUs, 173,160 TSR Outperformance RSUs to Mr. de Pinho. The amounts reflected in the “Stock Awards” column in table above for such RSUs represent the aggregate grant date fair value of such awards calculated in accordance with FASB ASC Topic 718. The TSR Outperformance RSUs are subject to a “market condition” for accounting purposes. The aggregate grant date fair value of these awards is based upon the estimated outcome of the “market condition” associated with such awards as of the grant date, and is consistent with the estimate of aggregate compensation costs to be recognized over the three year vesting period determined under FASB ASC Topic 718, excluding the effect of estimated forfeitures, and, as such, the amounts reported do not necessarily correspond to the actual value that will be received by the Named Executive Officers. The value utilized with respect to time-based RSUs is assumed to be $1.63 per unit. The value utilized with respect to TSR Outperformance RSUs is calculated using a Monte Carlo simulation method based on the probable outcome of such awards as of the grant date and is assumed to be approximately $1.66 per unit. Additional information on assumptions used in these computations for the 2016 fiscal year is included in Note 13 to our consolidated financial statements in our 2016 Form 10-K.

(6)	For 2016, “All Other Compensation” amounts in the Summary Compensation Table consist of the following items:

Name	Year (a)	Insurance (b)	Health Club Allowance (c)	Automobile Leases (d)	Clubs (e)	Deferred Comp. Plan (f)	Profit Sharing (g)	401(k) Company Match (h)	Total
John D. Schiller, Jr.	2016	$28,885	$1,100	$24,283	$25,760	$38,700	$--	$15,900	$134,628
Bruce W. Busmire	2016	--	1,325	16,800	--	20,100	--	15,900	54,125
Hugh Menown	2016	--	1,325	16,800	2,728	39,900	--	15,900	66,653
Antonio de Pinho	2016	2,500	1,325	4,200	--	22,200	--	15,900	46,125

____________

(a)	References to “2016” in this column are to our fiscal year ended June 30, 2016.

(b)	Represents the value of life insurance premiums paid by the Company on behalf of the Named Executive Officer.

(c)	Represents the amount paid by the Company to subsidize a portion of health club dues of the respective Named Executive Officer.

(d)	Represents the amount paid by the Company for Company-leased automobiles provided for use by the respective Named Executive Officer.

(e)	Represents club dues paid by the Company.

(f)	Represents Company contributions made to our nonqualified deferred compensation plan on behalf of our Named Executive Officers. For a description of our nonqualified deferred compensation plan, see our “Compensation Discussion and Analysis” and the “Nonqualified Deferred Compensation Plan” section below.

(g)	Represents Company profit sharing contributions made on behalf of each Named Executive Officer to the Company’s 401(k) plan. Company contributions on behalf of each Named Executive Officer pursuant to the Company’s profit sharing program that exceed certain legal limitations applicable to the Company’s 401(k) plan are made to the Company’s nonqualified deferred compensation plan.

(h) Represents Company matching contributions made on behalf of each Named Executive Officer to the Company’s 401(k) plan.

(7)	Effective October 15, 2015, the Company separated the positions of Chairman of the Board and Chief Executive Officer, and thereafter Mr. Schiller serves as our President and Chief Executive Officer.

Grants of Plan-Based Awards in Fiscal Year 2016

The following table sets forth information concerning performance unit and RSU awards granted during the 2016 fiscal year to each of the Named Executive Officers under our 2006 Long-Term Incentive Plan. We do not expect our shareholders to receive any recoveries upon our emergence from Chapter 11 and, therefore, we do not expect the NEOs to receive any value for their performance units or RSUs or any other equity holdings in the Company’s Common Shares despite the equity award values reflected in the table.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)		Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of
Name	Grant Date (1)	Threshold ($)	Maximum ($)	Threshold (#) (4)	Target (#) (5)	Maximum (#) (6)	Shares of Stock or Units (7)	Grant Date Fair Value ($)(8)
John D. Schiller, Jr.	-	$729,456	$1,458,912
	12/01/2015						367,309	$598,714
	12/01/2015			90,909	363,636	1,090,908		$604,900

Bruce W. Busmire	-	$350,480	$700,960
	12/01/2015 12/01/2015			43,290	173,160	519,480	174,909	$285,102 $288,048

Hugh Menown	-	$206,244	$412,488
	12/01/2015 12/01/2015 07/24/2015			28,305	113,220	339,660	114,364 100,000	$186,413 $188,339 $168,000

Antonio de Pinho	-	$350,480	$700,960
	12/01/2015						174,909	$285,102
	12/01/2015			43,290	173,160	519,480		$288,048

________________

(1)	The date of the Compensation Committee action is the same as the grant date.

(2)	One-half of the long term performance cash incentive bonus was payable upon debt reduction of $400,000,000 (reflected above as threshold) and one-half of the long term performance cash incentive was payable upon debt reduction of $600,000,000 (reflected as maximum). The debt reduction milestones set under the plan were achieved in fiscal year 2016, and this cash incentive was paid to our Named Executive Officers and is reflected below in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

(3)	TSR Outperformance RSUs vest upon achieving certain total shareholder return targets, which are discussed in the “Compensation Discussion and Analysis.” Recipients of TSR Outperformance RSUs are not eligible to receive dividends or dividend equivalent payments with respect to outstanding TSR Outperformance RSUs.

(4)	Reflects the threshold number of TSR Outperformance RSUs awarded to each Named Executive Officer calculated as 25% of the performance-based performance units, which is the minimum amount that may be earned based on achievement of an average closing stock price of $3.00 for the twenty trading days ending on the last business day of June 2018.

(5)	Reflects the target number of TSR Outperformance RSUs awarded to each Named Executive Officer, calculated as 100% of the performance-based performance units, which is the amount that may be earned based on achievement of an average closing stock price of $6.00 for the twenty trading days ending on the last business day of June 2018.

(6)	Reflects the maximum number of TSR Outperformance RSUs that may be earned, calculated as 300% of the performance-based performance units, which is the maximum amount that may be earned based on achievement of an average closing stock price of $12.00 for the twenty trading days ending on the last business day of June 2018.

(7)	Time-based RSUs are subject to time-based vesting conditions only. These units vest in equal installments on each of the first three anniversaries of date of grant, subject to continued employment.

(8)	The amounts included in this column represent the aggregate grant date fair value of each reported award calculated in accordance with FASB ASC Topic 718. For TSR Outperformance RSUs, the aggregate grant date fair value is based upon the estimated outcome of the “market condition” associated with such awards as of the grant date, and is consistent with the estimate of aggregate compensation costs to be recognized over the three year vesting period determined under FASB ASC Topic 718, excluding the effect of estimated forfeitures. The value ultimately realized upon vesting of awards may not be equal to the FASB ASC Topic 718 determined value. See footnote 5 to the Summary Compensation Table for additional information about the assumptions used in calculating these amounts.

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table sets forth information concerning outstanding stock options, TSR Outperformance RSUs (referred to as “TSR”) or granted in fiscal years prior to 2015 performance units (referred to as “PBU,” 25% of which vest solely upon the lapse of time and continued service to the Company) and RSUs held by each of the Named Executive Officers as of June 30, 2016. We do not expect our shareholders to receive any recoveries upon our emergence from Chapter 11 and, therefore, we do not expect the NEOs to receive any value for their performance shares, restricted stock units or any other equity holdings in the Company’s Common Shares despite the values reflected in this table.

	Option Awards (1)				Stock Awards
Name	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	No. of Shares or Units or Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights that have not Vested ($)(7)

John D. Schiller, Jr.	150,000	-0-	$17.50	09/10/18			279,688 PBU (4)	$1,398,438
							137,917 PBU (5)	$6,896
							90,909 PBU (6)	$4,545
					367,309	$18,365

Bruce W. Busmire	--	--	--	--			43,290 PBU (6)	$2,165
					174,909	$8,745
					200,000	$10,000

Hugh Menown	--	--	--	--			73,125 PBU (4)	$365,625
							38,750 PBU (5)	$1,938
							28,305 PBU (6)	$1,415
					114,364	$5,718
					100,000	$5,000

Antonio de Pinho	--	--	--	--			70,313 PBU (4)	$351,563
							43,750 PBU (5)	$2,188
							43,290 PBU (6)	$2,165
					174,909	$8,745
					250,000	$12,500

________________

(1)	The Company previously granted 150,000 stock options to Mr. Schiller. The options were granted under the 2006 Long-Term Incentive Plan, priced at $17.50, the closing price on the September 10, 2008 grant date, and vested over a three year period with 20% vesting on September 10, 2009, an additional 30% vesting on September 10, 2010, and the remaining 50% vesting on September 10, 2011. No options have been exercised.

(2)	We granted RSUs to Mr. Busmire and Mr. de Pinho during the 2015 fiscal year. The 250,000 RSUs granted to Mr. Busmire vest 20%, 40% and 40% on the first three grant date anniversaries, which are October 20, 2015, October 20, 2016 and October 20, 2017. The 250,000 RSUs granted to Mr. de Pinho vest 50% on November 13, 2016 and 50% on November 13, 2017. We granted RSUs to Messrs. Schiller, Busmire, Menown, and de Pinho during the 2016 fiscal year in the following amounts: 367,309, 174,909, 114,364, and 174,909, respectively. The 2016 RSUs vest 33.3% on December 1, 2016, 33.3% on December 1, 2017 and December 1, 2018. We also granted 100,000 RSUs granted to Mr. Menown on July 21, 2015, which vest 50% on July 21, 2017 and 50% on July 21, 2018. See “Potential Payments upon Termination or Change in Control” for information regarding the potential acceleration of vesting for these awards upon certain specified events.

(3)	The value of outstanding RSUs at fiscal year-end for these purposes is determined by multiplying the number of outstanding RSUs by $0.05, the closing price of the Company’s stock at June 30, 2016. To the extent the Compensation Committee elects to settle the time-based RSUs in cash instead of Common Shares, the amount of cash delivered upon vesting will be calculated by multiplying the number of time-based RSUs vesting by the average closing price of our Common Shares for a period of twenty business days ending on the date immediately preceding the vesting date.

(4)	We granted a target number of performance units of 1,342,500, 351,000 and 337,500 to each of Messrs. Schiller, Menown and de Pinho, respectively, on July 21, 2013. The number of performance units reflected as outstanding equals the number of time-based performance units outstanding as of June 30, 2016, plus the target number of performance-based performance units outstanding as of June 30, 2016, multiplied by 50%, which is the threshold TSR performance goal with respect to the performance-based portion of the award. See “Potential Payments upon Termination or Change in Control” for information regarding the potential acceleration of vesting for these awards upon certain specified events.

(5)	We granted a target number of performance units of 331,000, 93,000 and 105,000 to each of Messrs. Schiller, Menown and de Pinho, respectively, on July 21, 2014. The number of performance units reflected as outstanding equals the number of time-based performance units as of June 30, 2016, plus the target number of performance-based performance units outstanding as of June 30, 2016, multiplied by 50%, which is the threshold TSR performance goal with respect to the performance-based portion of the award. See “Potential Payments upon Termination or Change in Control” for information regarding the potential acceleration of vesting for these awards upon certain specified events.

(6)	We granted a target number of performance units of 363,636, 173,160, 113,220, 173,160 to Messrs. Schiller, Busmire, Menown, and de Pinho, respectively, on December 1, 2015. The number of performance units reflected as outstanding equals the target number of performance units outstanding as of June 30, 2016, multiplied by 25%, which is the threshold TSR performance goal with respect to the awards. See “Potential Payments upon Termination or Change in Control” for information regarding the potential acceleration of vesting for these awards upon certain specified events.

(7)	The value of outstanding performance units at fiscal year-end for these purposes is determined by multiplying the number of outstanding performance units by (a) in the case of awards granted in 2013, $5.00, which was the estimated “adjusted notional value” of the awards as of June 30, 2016, and (b) in the case of awards granted in 2014 or 2015, $0.05, which is the closing price of the company’s stock at June 30, 2016. To the extent the Compensation Committee elects to settle the awards granted in 2014, 2015, or 2016 in cash instead of Common Shares, the amount of cash delivered upon vesting will be calculated by multiplying the number of performance units vesting by the average closing price of our Common Shares for a period of twenty business days ending on the date immediately preceding the vesting date.

Option Exercises and Stock Vested in Fiscal Year 2016

The following table shows for each Named Executive Officer the vesting of awards during our fiscal year ended June 30, 2016. We do not expect our shareholders to receive any recoveries upon our emergence from Chapter 11 and, therefore, we do not expect the NEOs to receive any value for their stock options, restricted stock units, performance units or any other equity holdings in the Company’s Common Shares despite the values reflected in this table.

	Stock Awards
Name	No. Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)

John D. Schiller, Jr.	562,570	$1,052,230

Bruce Busmire	50,000	$115,000

Hugh Menown	137,279	$257,398

Antonio de Pinho	143,990	$269,966

________________

(1)	The Named Executive Officers listed above received performance unit (PBU) awards in 2012, 2013 and/or 2014, a portion of which vested on July 21, 2015. The number of shares included in the table above with respect to the 2012 and 2013 PBU awards reflects (a) the number of time-based performance units that vested on July 21, 2015, multiplied by (b) the “adjusted notional value” earned for each performance unit as of the vesting date, which was $5.00. The number of shares included with respect to the 2014 PBU awards reflects (a) the number of time-based performance units that vested on July 21, 2015, multiplied by (b) the twenty day trading price of our Common Shares as of July 21, 2015 vesting date ($2.46). The aggregate amount earned with respect to the PBU awards that vested on July 21, 2015 was not paid to the Named Executive Officers due to our current Chapter 11 filing. Instead, our Named Executive Officers have an unsecured claim against the Company with respect to such amount. None of the performance-based performance units that were eligible to vest on July 21, 2015 vested or became eligible for payment because the applicable total shareholder return goals were not attained. For each of the Named Executive Officers included in the table, the number of time-based performance units that vested on July 21, 2015 was as follows: (a) the final one-third tranche of the performance units granted on July 21, 2012, which vested and became payable on July 21, 2015 with respect to the following number of performance units: 85,000 PBU for Mr. Schiller, 29,333, 18,417 PBU for Mr. Menown, and 20,417 PBU for Mr. de Pinho; (b) the second one-third tranche of the performance units granted on July 21, 2013, which vested and became payable on July 21, 2015 with respect to the following number of performance units: 111,875 PBU for Mr. Schiller, 29,250 PBU for Mr. Menown, and 28,125 PBU for Mr. de Pinho; and (c) and the first one-third tranche of the performance units granted on July 21, 2014, which vested and became payable on July 21, 2015 with respect to the following number of performance units: 27,583 PBU for Mr. Schiller, 7,750 PBU for Mr. Menown, and 8,750 PBU for Mr. de Pinho. 50,000 of Mr. Busmire’s RSUs vested on October 20, 2015 on which date the closing price of our Common Shares was $2.30. 3,333 of Mr. de Pinho’s RSUs vested on September 4, 2015 on which date the closing price of our Common Shares was $1.72.

(2)	The amount reported in this column is equal to the number of shares reported in the preceding column multiplied by the closing market price per share of our Common Shares, determined as of the vesting date. All awards that vested during fiscal year 2016 were settled in cash. Consistent with the applicable award agreements, the amount of cash delivered to the executive upon settlement of the awards was equal to the number of shares reported in the preceding column multiplied by the average closing price of our Common Shares for a period of twenty business days ending on the date immediately preceding the vesting date.

Nonqualified Deferred Compensation

Each of our Named Executive Officers is eligible to participate in the Energy XXI Services, LLC Restoration Plan (the “Restoration Plan”). The plan is an unfunded arrangement intended to be exempt from the participation, vesting, funding and fiduciary requirements set forth in Title I of the Employee Retirement Income Security Act of 1974, as amended, and to comply with Section 409A of the Code. Our obligations under the plan will be general unsecured obligations to pay deferred compensation in the future to eligible participants in accordance with the terms of the plan from our general assets. The Compensation Committee acts as the plan administrator.

The Restoration Plan provides for four different types of contributions: (1) employee deferral contributions, (2) employer matching contributions otherwise payable to our tax qualified retirement plan but for non-discrimination rules limiting the amount of employee compensation that can be considered in calculating matching contributions under that plan, (3) profit sharing contributions otherwise payable to our tax qualified retirement plan but for non-discrimination rules limiting the amount of employee compensation that can be considered in calculating profit sharing contributions under that plan, and (4) discretionary employer contributions. Employee deferral contributions are always 100% vested and nonforfeitable. Historically, employer contributions have also been 100% vested, however, beginning January 1, 2013 an employee must be employed on the last day of any calendar year in order to receive a discretionary employer contribution for that calendar year. Compensation for purposes of the plan includes the base compensation payable to a participant but excludes bonuses.

A participant’s Restoration Plan account balance generally will be paid in a single lump sum distribution on the date that is six months following the participant’s separation from service or, if earlier, upon the participant’s death. In addition, to the extent an employee makes employee deferral contributions to the Restoration Plan, the employee may also elect to receive a distribution of such amounts upon the earlier to occur of a fixed date (which is at least two years after the plan year of such deferrals) or the date that is six months following the participant’s separation from service (or, if earlier, upon the participant’s death). All amounts under the Restoration Plan are invested in the same investment elections provided under our tax-qualified retirement plan and, consequently, earnings do not constitute above market earnings or interest for purposes of SEC disclosure rules.

Nonqualified Deferred Compensation Table for Fiscal Year 2016

Name (1)	Company Contributions in 2016 ($)(2)	Aggregate Earnings in 2016 ($)	Aggregate Withdrawals/ Distributions($)	Aggregate Balance at end of 2016 ($)(3)
John D. Schiller, Jr.	$38,700	$(209,126)	$--	$55,906
Bruce Busmire	20,100	0	--	20,100
Hugh Menown	39,900	13,111	--	118,192
Antonio de Pinho	22,200	22,215	--	157,869

__________________

(1)	None of the Named Executive Officers made employee deferral contributions to the Restoration Plan during the 2016 fiscal year.
(2)	All amounts reflected in this column have also been reported in the Summary Compensation Table under the heading of “All Other Compensation” for the 2016 year.
(3)	We have reported the following amounts as contributed to the Restoration Plan on behalf of the Named Executive Officers in prior fiscal years: (a) Mr. Schiller--$298,950 (2015 fiscal year), $231,900 (2014 fiscal year), $377,333 (2013 fiscal year), $358,971 (2012 fiscal year), $350,615 (2011 fiscal year), $148,533 (2010 fiscal year), $102,708 (2009 fiscal year), $307,010 (2008 fiscal year) and $70,000 (2007 fiscal year); (b) Mr. Menown--$72,550 (2015 fiscal year), $59,433 (2014 fiscal year), $76,500 (2012 fiscal year) and $39,590 (2011 fiscal year); and (c) Mr. de Pinho--$76, 275 (2015 fiscal year) and $59,367 (2014 fiscal year).

Potential Payments upon Termination or a Change in Control

As discussed above in the Compensation Discussion and Analysis, we believe that it is important to provide our Named Executive Officers with certain severance and change in control payments or benefits in order to establish a stable work environment for the individuals responsible for our day to day management. In order to assist us in this goal, we have previously entered into an Employment Agreement with Mr. Schiller and established the Severance Plan that covers our other Named Executive Officers. Awards that have been made under the terms of our 2006 Long-Term Incentive Plan to our Named Executive Officers are also subject to certain termination and/or change in control provisions. The following text describes certain relevant information in regards to such obligations.

Other than payments made due to an actual termination of employment, payments and benefits described in this discussion assumes for illustrative purposes that termination events occurred on June 30, 2016 and are made pursuant to the terms of the Employment Agreement, the Severance Plan, the 2006 Long-Term Incentive Plan (and Award Agreements relating to awards under the 2006 Long-Term Incentive Plan), the 2008 Purchase Plan and our various perquisite policies, as applicable.

However, the Debtors filed for Chapter 11 on April 14, 2016, and the Bankruptcy Code places restrictions on certain compensation paid to the Company’s employees, including NEOs during the Chapter 11 Cases, and, as a result any benefits in the form of severance to NEOs would likely need to be approved by the Bankruptcy Court before being issued or paid.  If a NEO’s employment is terminated during the Chapter 11 Cases, absent such approval, any severance award would likely be treated as a general unsecured claim and receive the same treatment as other general unsecured claims under the Plan.

Payments upon Termination of Mr. Schiller

Involuntary Termination

Under Mr. Schiller’s Employment Agreement he is entitled to receive the following payments and benefits in the event he terminates employment for “Good Reason,” we terminate his employment “without Cause” or he is terminated or generally resigns within a one-year period following a “Change in Control” (as such terms are defined in the Employment Agreement, which definitions are summarized below). However, if, following a “Change in Control”, the surviving entity requests Mr. Schiller to remain employed and that entity assumes the Employment Agreement, then Mr. Schiller’s entitlement to the termination payments described below do not apply in the event Mr. Schiller resigns in the first 6 months following the Change in Control:

Salary	A cash lump sum payment in an amount equal to 3 times the then current base salary.

Target bonus	A cash lump sum payment in an amount equal to 3 times target bonus, which target bonus will be calculated as 125% base salary then in effect.

Outstanding equity awards	All outstanding equity awards and any accrued benefits under any and all nonqualified deferred compensation plans vest and become exercisable and non-forfeitable (with performance awards deemed achieved at the maximum level).

Continued health benefits	Medical/dental benefits for executive, spouse and dependents for a 3 year period beginning on the date of the applicable termination on the same basis as provided at the time immediately prior to termination at no cost to the executive.

Death or Disability

Under Mr. Schiller’s Employment Agreement, Mr. Schiller (or his estate) is entitled to receive the following in the event of his termination due to death or Disability:

Salary	Disability: a cash lump sum payment in an amount equal to 3 times the then current base salary.

Death: continuation of the then current base salary payments for a period of 12 months following death.

Target bonus	Disability: a cash lump sum payment in an amount equal to 3 times target bonus, calculated as 125% base salary then in effect.

Outstanding equity awards	Death or Disability: all outstanding equity awards and accrued benefits under any and all nonqualified deferred compensation plans vest and become exercisable and non-forfeitable (with performance units deemed achieved at the maximum level).

Continued health benefits	Disability: medical/dental benefits for executive, spouse and dependents for a 3 year period beginning on the date of the applicable termination on the same basis (and no greater cost to Mr. Schiller) as provided at the time immediately prior to the applicable termination.

Payments upon Termination of Messrs. Busmire, Menown or de Pinho

As of the end of the 2016 fiscal year, under the Severance Plan and performance unit awards, Messrs. Busmire, Menown and de Pinho are entitled to receive the following in the event of an Involuntary Termination (as defined in the Severance Plan), which includes a “Termination for Cause,” termination by the executive for “Good Reason,” or termination due to death or “Disability” (which such quoted terms are defined below):

Salary	A cash lump sum payment in an amount equal to 2 times the then current base salary.

Target bonus	A cash lump sum payment in an amount equal to the average of the bonuses, if any, earned with respect to the two most recent fiscal years ending on or before the date of the termination; provided, that, if the executive was not employed by us at any time during either of such two fiscal years, the cash lump sum payment will be in an amount equal to the executive’s target annual bonus for the fiscal year in which the termination occurs.

Outstanding equity awards	All outstanding equity awards (other than outstanding RSUs) and any accrued benefits under any and all nonqualified deferred compensation plans vest and become exercisable and non-forfeitable (with performance units deemed achieved at the maximum level).

Continued health benefits	Medical/dental/COBRA coverage for executive, spouse and dependents for a 1 year period beginning on the date of the applicable termination on the same basis (and no greater cost to the executive) as provided immediately prior to termination.

Payments upon Termination by Executive without Good Reason or by Company with Cause

Under the terms of both the Employment Agreement and the Severance Plan, no obligations are paid upon a termination of employment by a Named Executive Officer without Good Reason or by us for Cause (except for Mr. Schiller, for whom obligations are also payable upon any termination of employment within the one-year period following a Change in Control, or upon death or Disability, as provided in his Employment Agreement and described above) other than items that are accrued or vested but yet unpaid. No additional payments are made and outstanding equity awards are forfeited in accordance with the terms of the applicable award agreement.

Payments upon a Change in Control without an Associated Termination

The only “single-trigger” change in control benefit provided to our Named Executive Officers is the accelerated vesting of performance units (with performance deemed to have been achieved at the maximum level) and outstanding RSUs granted prior to fiscal year 2016 (which vest at 100%). TSR Outperformance RSUs vest upon a change of control but only to the extent of achievement of the stock price targets under the award as of the change of control.

Quantification of Potential Payments upon Termination or a Change in Control

For purposes of the table below, we made reasonable assumptions, such as all legitimate reimbursable business expenses and all earned salary payments are current on the date of the potential termination event. We assumed each event has occurred on June 30, 2016, on which day our Common Shares closed at $0.05 per share. Actual amounts may not be determined with complete accuracy until such time as an actual termination or change of control occurs, but the values below are our best estimate as to the potential payments each Named Executive Officer would receive as of June 30, 2016.

Named Executive Officer	Termination by Executive for Good Reason, Termination by Company without Cause or upon Change in Control (1)	Disability	Death
John D. Schiller, Jr.
Salary	$2,730,000	$2,730,000	$910,000
Bonus	$3,412,500	$3,412,500	-
Accelerated Equity (2)	$10,653,794	$10,653,794	$10,653,794
Continued Medical	$83,784	$83,784	-
Tax Gross-up	$3,970,909	$3,970,909	$1,176,542
Total	$20,850,987	$20,850,987	$12,740,336

Bruce W. Busmire
Salary	$1,040,000	$1,040,000	$1,040,000
Bonus	$157,000	$157,000	$157,000
Accelerated Equity	$235,195	$225,195	$225,195
Continued Medical	$83,784	$83,784	$83,784
Total	$1,515,979	$1,505,979	$1,505,979

Hugh Menown
Salary	$850,000	$850,000	$850,000
Bonus	$119,688	$119,688	$119,688
Accelerated Equity (2)	$2,791,658	$2,786,658	$2,786,658
Continued Medical	$18,943	$18,943	$18,943
Total	$3,780,289	$3,775,289	$3,775,289

Antonio de Pinho
Salary	$1,040,000	$1,040,000	$1,040,000
Bonus	$174,500	$174,500	$174,500
Accelerated Equity (2)	$2,683,660	$2,683,660	$2,683,660
Continued Medical	$27,928	$27,928	$27,928
Total	$3,926,008	$3,926,088	$3,926,088

________________

(1)	Amounts apply in cases of termination by executive for Good Reason, termination by Company without Cause or upon termination during the one year period following a Change in Control, except that amounts included with respect to outstanding RSUs held by Mr. Busmire and Mr. de Pinho vest only upon the occurrence of a Change in Control.

(2)	Upon an actual termination of employment, the value of the RSUs and performance units may vary from the amounts reported above. The estimated value of performance units at termination does not necessarily reflect the amount payable under the performance units on each applicable vesting date.

The Employment Agreement

The payments and benefits shown in this section with respect to Mr. Schiller reflect our obligations under his Employment Agreement as in effect as of the 2016 fiscal year. Our “Severance” obligations are to make a lump sum payment on the date of termination, unless the executive is a “specified employee” pursuant to Section 409A of the Code and such Code section requires us to delay payments for a period of six months in order to comply with that Code section. Our obligations shown in the tables above are generally to be paid (if any payment obligation exists) as they become due. To the extent we fail to make such payments when due, we are further obligated to pay accrued interest on such late payments at the prime rate, as published in the Wall Street Journal, plus 1%. The executive is not required to mitigate the amount of any payment or benefits provided to him, but he will be subject to standard confidentiality, non-competition and non-solicitation restrictions for a period of one year following a termination of employment.

The Employment Agreement also provides an additional tax gross-up in the event that the payments received in connection with a change in control result in taxes imposed by Section 4999 of the Code, or in the event that any payments in connection with any termination of employment or a change in control result in taxes imposed by Section 409A of the Code. The amount of the tax gross-up would be the amount necessary to see that the executive receives the same net after tax amount that he would have received had he not been required to pay the additional excise taxes pursuant to either Section 4999 or Section 409A of the Code. The tax gross-up will be paid to the executive no later than the 10th business day following the date the executive remits any such excise tax to the Internal Revenue Service, but in the event that the gross-up payment is found to be in excess of what is necessary to place the executive in the same net after tax position, the executive will repay this amount to us. The tax gross-up estimates reflected in the table above do not include any reduction for reasonable compensation and have been calculated assuming the highest marginal rates of taxation.

The Employment Agreement also contains certain restrictive covenants. In addition to customary confidentiality provisions, Mr. Schiller will be subject to one year non-compete and non-solicitation restrictions following a termination of his employment.

The following table summarizes certain definitions applicable to the Employment Agreement:

Term	Summary Definition
Cause	Executive’s (1) gross negligence, gross neglect or willful misconduct in performing his duties; (2) commission of a felony causing a material adverse effect on us; or (3) material breach of any material provision of the Employment Agreement.
Change in Control	Occurrence of:
(1) the acquisition of beneficial ownership of 50% or more of the voting power of our voting securities, or having the ability to elect 50% or more of our directors;
(2) our directors as of the effective date of the Employment Agreement (“Incumbent Board”) ceasing for any reason to constitute at least a majority of the Board of Directors; provided, however, Incumbent Board shall include new directors approved by at least a majority of the Incumbent Board;
(3) the consummation of a merger, consolidation or reorganization involving us (“Business Combination”), unless (a) our shareholders immediately before the Business Combination own at least 50% of the voting power of the surviving corporation immediately after the Business Combination, in substantially the same proportion, and (b) the Incumbent Board immediately prior to the Business Combination constitutes at least a majority of the Board of Directors of the surviving corporation, and (c) no person (other than (x) us or an entity we control, (y) a trustee/fiduciary holding securities under one or more executive benefit plans or arrangements (or any trust forming a part thereof) maintained by us, the Surviving Corporation or any entity we control, or (z) any person who at the Business Combination, had beneficial ownership of 50% or more of the voting securities) has beneficial ownership of 50% or more of the surviving corporation’s voting power;
(4) our complete liquidation or dissolution; or
(5) the sale or other disposition of all or substantially all of our assets to any person (other than a transfer to an entity we control).
Any event that would otherwise constitute a Change in Control shall not be deemed to be a Change in Control if: (a) the Incumbent Board continues to constitute a majority of the Surviving Corporation’s board; (b) any successor entity of us, if any, agrees in writing to assume and perform the Employment Agreement for a period of at least 3 years; and (c) executive maintains his same position and reporting relationship with the Surviving Corporation (if not us).
Disability	Absence of executive from full-time performance for 180 business days during a 12 month period due to incapacity due to accident, physical or mental illness, or other circumstance in his physician’s opinion which renders him mentally or physically incapable of performing full-time duties.
Good Reason	(1) material breach of any of our obligations under the Employment Agreement without the executive’s written consent; or (2) occurrence of any of the following, without the executive’s written consent and following notice and opportunity to cure: (a) change of executive’s title or the assignment of duties that materially adversely alters the status of his office, title, or responsibilities; (b) the failure by us to continue in effect/continue executive’s participation in any of executive’s compensation plans that is material to his total compensation unless an ongoing substitute or alternative plan has been made, unless any such failure relates to a discontinuance of such plans or participation on a management-wide or Company-wide basis; (c) the taking of any action by us which would directly or indirectly materially reduce or deprive executive of any material pension, welfare or fringe benefit then enjoyed by him, unless such action relates to a discontinuance of benefits on a management-wide or Company-wide basis; (d) the relocation of our principal executive offices, or our requirement that the executive officer relocate anywhere outside the greater Houston, Texas metropolitan area, except for required travel for our business to an extent substantially consistent with his obligations under the Employment Agreement; or (e) our material breach of any material provision of the Employment Agreement.

The Severance Plan

The payments and benefits shown in this section with respect to Messrs. Busmire, Menown and de Pinho reflect our obligations under our Severance Plan as in effect as of the end of the 2016 fiscal year. Our “Severance” obligations are to make a lump sum payment within either the 30 day period following the applicable termination of employment, or within the 30 day period following the individual’s proper execution of a release in our favor, if such a release is required of the individual. We have the sole authority to determine whether or not an individual must enter into a release agreement prior to receiving benefits under the Severance Plan. Our obligations under the other columns in the table are generally to be paid (if any payment obligation exists) as they become due.

The following table summarizes certain definitions applicable to the Severance Plan:

Term	Summary Definition
Disability	Either:
(1) an inability to engage in substantial gainful activity due to physical/mental impairment that can be expected to result in death or to last for at least 12 continuous months; or
(2) the receipt of income replacements due to physical/mental impairment that can be expected to result in death or to last for at least 12 continuous months, for a period of not less than 3 months under our accident and health plan.
Good Reason	(1) the assignment to the executive of any duties that materially adversely alters the nature or status of the executive’s office and responsibilities (other than reporting responsibilities and other than any increase in responsibilities resulting from promotion), or other action that results in the material diminution of the executive’s position, duties or authorities, from those in effect immediately prior to such change;
(2) the material diminution of the executive’s aggregate targeted compensation; or
(3) the relocation of the executive’s principal place of employment to anywhere outside the greater Houston, Texas metropolitan area, (other than required business travel); provided, that the executive does not consent to the occurrence of such event and we do not cure such defect following written notice from the executive.
Termination for Cause	Any termination of employment with us by reason of employee’s (1) conviction of any felony or of a misdemeanor involving moral turpitude; (2) material failure to perform his duties in a manner satisfactory to us; (3) engagement in conduct which is injurious to us or any of our affiliates; (4) engagement in business activities which are in conflict with our business interests; (5) insubordination; (6) conduct that violates our safety rules or standards; or (7) conduct that violates our guidelines for appropriate employee conduct; in each foregoing case to be determined solely by the compensation committee.

2006 Long-Term Incentive Plan

The amounts shown in the table above with respect to our Named Executive Officers reflect our obligations under the respective awards granted to such individuals under the 2006 Long-Term Incentive Plan as in effect as of the end of the 2016 fiscal year. The provisions of awards granted prior to fiscal year 2016 are the same with respect to the right to receive payments and benefits. Each award provides that all unvested awards become vested and non-forfeitable immediately upon the respective executive officer’s death or “disability” or upon a “change of control” of us. Under those awards, upon vesting we are obligated to either deliver to the applicable Named Executive Officer the number of common shares underlying the award or make a cash payment of the corresponding value of such common shares, in each case within two weeks following the date of such vesting. Upon an accelerated vesting event, the maximum level of performance is deemed to have been achieved with respect to performance unit awards. With respect to awards granted in fiscal year 2016, TSR Outperformance Awards will vest upon a “change of control” or termination due to death, “disability,” termination by the Company without “cause” or termination by the employee for “good reason” but only to the extent of actual performance of the Company’s stock price as of such acceleration event. 2016 time-based RSUs will become 100% vested upon a termination without “cause” or by the employee for “good reason,” but such awards do not vest upon death, “disability,” or upon a “change of control.”

Under the 2006 Long-Term Incentive Plan, a “change of control” is deemed to have occurred upon any of the following events: (1) any person or entity becomes the beneficial owner of 50% or more of our voting stock, except for person(s) or entity(ies) that are (a) us or any of our subsidiaries, (b) any of our or our subsidiaries’ employee benefit plans, (c) an affiliate of us, (d) a company owned, directly or indirectly, by our shareholders in substantially the same proportion as their ownership of us, or (e) an underwriter temporarily holding securities for an offering of securities; (2) the consummation of any business transaction of us or our subsidiary(ies) with or into any other company, other than any of such transactions in which our voting shareholders immediately prior to such transaction represent more than 50% of the voting power of the surviving company immediately after such transaction; (3) consummation of a sale or disposition of Energy XXI Services, LLC, the subsidiary through which we generally employ our employees, or of all or substantially all of our assets, other than a sale or disposition in which our voting shareholders immediately prior to such transaction represent more than 50% of the voting power of the acquirer or its parent immediately after such transaction; or (4) the members of our Board of Directors as of October 6, 2006 (Incumbent Board) cease to constitute at least a majority of our Board of Directors; provided, however, Incumbent Board shall include new directors approved by at least a majority of the Incumbent Board.

Under the 2006 Long-Term Incentive Plan, “cause” is defined with reference to the definition of “cause” in any relevant Employment Agreement (defined for Mr. Schiller above), and for Messrs. Busmire, Menown, and de Pinho, “cause” means (1) the executive’s commission of any criminal or other act that is likely to cause substantial damage or injury to us, (2) the executive’s commission of an act of fraud in the performance of his duties on behalf of us, or (3) the executive’s failure to perform his duties to us (other than on account of incapacity due to illness). “Good reason” is defined under this plan with reference to the definition of “good reason” in the Employment Agreement for Mr. Schiller. For Messrs. Busmire, Menown, and de Pinho, “good reason” means (1) the assignment to the executive of any duties that materially adversely alter the nature or status of the executive’s office and responsibilities (other than reporting responsibilities and other than any increase in responsibilities resulting from promotion), or other action that results in the material diminution of the executive’s position, duties or authorities, from those in effect immediately prior to such change, (2) the material diminution of the executive’s aggregate targeted compensation, or (3) the relocation of the executive’s principal place of employment to anywhere outside the greater Houston, Texas metropolitan area, (other than required business travel); provided, that the executive does not consent to the occurrence of such event and we do not cure such defect following written notice from the executive. “Disability” under the 2006 Long-Term Incentive Plan is defined as occurring (1) when the executive is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to result in death or to last for a continuous period of 12 months or more or (2) when the executive is, by reason of such events, receiving disability benefits for a period of three months or more under our disability plan.

Notwithstanding the foregoing, for purposes of any award that is subject to Section 409A of the Code and that is payable upon a change of control, the definition of “change of control” under the 2006 Long-Term Incentive Plan is expressly intended to comply with the requirements of Section 409A of the Code and such plan contemplates that the definition will be modified to the extent necessary to ensure compliance with such requirements.

Under our current Plan, the Company’s Common Shares will be extinguished, and our shareholders will not receive any recoveries upon our emergence from Chapter 11. The Plan also does not contemplate the continuation of any existing equity-based compensation program. Therefore, we do not expect our Named Executive Officers to receive any value for their restricted stock units (whether time based or performance based) described below to the extent those awards have vesting dates following our emergence from Chapter 11.

Other Benefits

Under the ESPP, employees, including Named Executive Officers, are entitled to refund of any amounts contributed by the employee to the ESPP but unused for purchases at the date of termination. Each of the Named Executive Officers would also be eligible for other benefits and compensation accrued through the date of their respective termination on the same basis as generally available to the other employees of the Company, including the fact that they would be fully vested in any profit sharing or other nonqualified deferred compensation that would have previously been paid by us. Nevertheless, the occurrence of such Named Executive Officer’s termination or a change of control would not create any additional rights in these respects. The ESPP was suspended indefinitely mid-year in fiscal 2016.

Item 12. Security Ownership of Certain Beneficial Owners And Management.

The following table sets forth as of October 28, 2016 the number and percentage of our outstanding Common Shares that, according to the information available to us, were owned by (1) each of our directors and each person nominated to become one of our directors, (2) each of our executive officers who are our “Named Executive Officers” for whom we provide compensation information in this Amendment, (3) each person known by us to be the beneficial owner of more than 5% of our outstanding Common Shares and (4) all of our directors, director nominees and executive officers as a group.

For purposes of the table below, we deem Common Shares subject to options that are currently exercisable or exercisable within 60 days of October 28, 2016 to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, the persons or entities in this table have sole voting and investing power with respect to all of the Common Shares beneficially owned by them, subject to community property laws, where applicable.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class
John D. Schiller, Jr.(3)	1,405,824	1.43%
William Colvin	145,012	*
Cornelius Dupré II	273,469	*
Hill A. Feinberg	189,751	*
Kevin Flannery	116,260	*
Scott A. Griffiths	114,648	*
James LaChance	138,424	*
Bruce W. Busmire	96,325	*
Hugh Menown	47,312	*
Antonio de Pinho	33,642	*
All directors, director nominees and officers as a group (10) persons as of October 28, 2016	2,560,667	2.60%

________________

* Indicates less than 1%

(1)	Except as expressly stated otherwise, the address for the beneficial owners listed below is: Energy XXI Ltd, Canon’s Court, 22 Victoria Street, PO BOX HM 1179, Hamilton HM EX, Bermuda.

(2)	Beneficial ownership is determined in accordance with SEC rules and includes voting and investment power with respect to the Common Shares. Unless otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned.

(3)	Includes 150,000 Common Shares underlying stock options for Mr. Schiller, which have vested as of September 10, 2011. None of the stock options have been exercised. The options were granted under the 2006 Long-Term Incentive Plan, with each option being exercisable for one Common Share at $17.50 per share. In addition, certain of Mr. Schiller’s shares were previously pledged to a financial institution to secure loans to that institution. In December 2014, the Company shares owned by Mr. Schiller were released from the pledge. In October 2015, the Company adopted an express prohibition on pledging Company shares.

Item 13. Certain Relationships And Related Transactions, and Director Independence.

On August 11, 2015, we acquired all of the remaining equity interests in M21K, LLC (“M21K”) for consideration consisting of the assumption of all obligations and liabilities of M21K including approximately $25.2 million associated with M21K’s first lien credit facility, which was required to be paid at closing. Prior to this transaction, we had owned a 20% interest in M21K through our investment in EXXI M21K, LLC.

Since its inception in February 2012, M21K completed three acquisitions for aggregate cash consideration of approximately $284.1 million. In July 2012, it acquired oil and gas interests from EP Energy E&P Company, L.P. (“EP Energy”) for approximately $80.4 million. In August 2013, it acquired oil and gas interests from LLOG Exploration Offshore, L.L.C. for approximately $80.8 million. In April 2014, it acquired oil and gas interests from Energy XXI GOM, LLC, an indirect wholly owned subsidiary of Energy XXI, for approximately $122.9 million. We provided a guarantee related to the payment of asset retirement obligations and other liabilities by M21K related to these acquisitions. For the year ended June 30, 2016, we received $0.3 million related to such guarantees. In addition, we receive a management fee of $0.98 per BOE produced for the EP Energy property acquisition for providing administrative assistance in carrying out M21K operations. For the year ended June 30, 2016, we received management fees of $0.2 million.

From time to time we have entered into arrangements in the ordinary course of business with entities in which Cornelius Dupré II, who was appointed to our Board of Directors in October 2010, has an ownership interest. These entities provide us with oil field services, and during fiscal year ended June 30, 2016, we made aggregate payments of approximately $5.6 million to these entities for those services. For each entity, either the aggregate transaction amounts were significantly less than 5% of the entity’s consolidated gross revenues for that year or Mr. Dupré did not hold a controlling interest in the entity. We believe these costs are comparable to costs charged by non-affiliated third-party suppliers of similar services. We expect that we will continue to use these services in the future.

The related party transactions discussed above were approved in accordance with our procedures related to the identification of conflicts of interest. See “Board of Directors and Governance — Policies and Procedures Dealing with the Review, Approval and Ratification of Related Party Transactions.”

Director Independence

On April 14, 2016, we received a letter from The NASDAQ Listing Qualifications Staff stating that the Staff has determined that the Company’s securities will be delisted from NASDAQ. The decision was reached by the Staff under NASDAQ Listing Rules 5101, 5110(b) and IM-5101-1 as a result of our announcement that we filed the Bankruptcy Petitions, the associated public interest concerns raised by the Bankruptcy Petitions, concerns regarding the residual equity interest of the existing listed securities holders and concerns about our ability to sustain compliance with all requirements for continued listing on NASDAQ. On February 24, 2016, we had received a deficiency notice from NASDAQ stating that, based on the closing bid price of our Common Shares for the last 30 consecutive business days, we no longer met the minimum $1.00 per share requirement under NASDAQ Listing Rule 5450(a)(1). Because we did not request an appeal, trading of our Common Shares was suspended at the opening of business on April 25, 2016, and a Form 25-NSE was filed with the SEC on May 19, 2016, which removed our securities from listing and registration on NASDAQ. Nevertheless, we believe that Mr. Colvin, Dupré, Feinberg, Flannery and Griffiths are each an independent director, as that term is defined in the NASDAQ Listing Standards. Messrs. Colvin, Dupré, Feinberg, Flannery and Griffiths constitute a majority of the members of our Board of Directors.

Mr. Schiller is not independent because he currently serves as our President and Chief Executive Officer.

As described in more detail above, at the request of the Company, Mr. LaChance served as our interim Chief Strategic Officer from January 15, 2015 through July 15, 2015. Consistent with NASDAQ’s independence criteria, Mr. LaChance is not considered to be an independent director as a result of payments received for his service as an interim Chief Strategic Officer.

Item 14. Principal Accounting Fees and Services.

BDO USA, LLP served as our independent registered public accounting firm for the fiscal years ended June 30, 2016 and 2015.

Fees Paid to BDO USA, LLP

The following table sets forth the aggregate fees for professional services rendered by BDO USA, LLP for the years ended June 30, 2016 and 2015 on behalf of our Company and our subsidiaries:

	Year Ended June 30, 2016	Year Ended June 30, 2015
Audit Fees (1)	$1,793,853	$2,924,866
Audit Related Fees (2)	25,000	28,000
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Fees	$1,818,853	$2,952,866

(1)	Audit fees are fees paid to BDO USA, LLP for professional services related to the audit and quarterly reviews of our financial statements, including those of our subsidiaries, EPL Oil and Gas Inc. and Energy XXI Gulf Coast, Inc., and internal control over financial reporting and for services that are normally provided by the accountant in connection with regulatory filings. Audit fees include $28,016 related to services provided in connection with the review of registration statements, providing comfort letters and consents.
(2)	Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include, but are not limited to, special audits of employee benefit plans.
(3)	No fees were paid to BDO USA, LLP for tax services.
(4)	No other fees were paid to BDO USA, LLP.

Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firms

The Audit Committee pre-approves all audit and permissible non-audit services provided by BDO USA, LLP. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may also pre-approve particular services on a case-by-case basis and may delegate pre-approval authority to one or more Audit Committee members. If so delegated, the Audit Committee member must report any pre-approval decision by him to the Audit Committee at its first meeting after the pre-approval was obtained.

We became subject to the rules of the SEC regarding qualifications of auditors, including the pre-approval provisions, on December 29, 2006, which is the date our registration statement on Form 10 became effective. Our indirect, wholly-owned subsidiary, Energy XXI Gulf Coast, Inc., became subject to the rules of the SEC regarding qualifications of auditors, including the pre-approval provisions, on September 10, 2007, the date that its registration statements relating to the exchange offer to exchange outstanding unregistered notes for freely tradable exchange notes registered under the Securities Act, became effective. Our indirect, wholly-owned subsidiary, EPL Oil & Gas, Inc., became subject to the rules of the SEC regarding qualifications of auditors, including the pre-approval provisions, on May 6, 2003, the effective date of the applicable SEC rules. All of the fees paid in the fiscal years ended June 30, 2016 and June 30, 2015 included in the above table were approved by the Audit Committee in conformity with the pre-approval process or pursuant to the SEC’s waiver of pre-approval provisions.

Other

In connection with the audits for the years ended June 30, 2016 and June 30, 2015, there were no disagreements with BDO USA, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of BDO USA, LLP would have caused them to refer to such disagreement in connection with their report.

AUDIT COMMITTEE REPORT

Our Audit Committee currently consists of Messrs. Colvin (who serves as its chair), Flannery and Griffiths. Our Board of Directors has determined that each of the members of the Audit Committee meets the independence requirements as set forth in Rule 10A-3(b)(1) under the Exchange Act and the NASDAQ Listing Standards. The Board of Directors has also determined that Mr. Colvin qualifies as an “audit committee financial expert” under the rules of the SEC.

Role in Financial Reporting

The management of Energy XXI Ltd (for purposes of this Report, the “Company”) is responsible for the Company’s internal controls and the financial reporting process. The independent auditor hired by the Company is responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and issuing an opinion on the conformity of those financial statements with accounting principles generally accepted in the United States of America. The Audit Committee monitors and oversees these processes and reports to the Company’s Board of Directors with respect to its findings. The responsibility and authority of the Audit Committee is more specifically described in the Audit Committee Charter, which has been approved by the Company’s Board of Directors. A copy of the Audit Committee Charter is available on the Company’s website at www.energyxxi.com under “Corporate Governance.”

Fiscal 2016 Financial Statements

In order to fulfill our monitoring and oversight duties, we:

•	reviewed and discussed the audited financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 with management and the independent registered public accounting firm, BDO USA, LLP,

•	discussed with the independent auditors matters required to be discussed under Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 16, Communications with Audit Committees (AS 16), and

•	received from the independent registered public accounting firm the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence and discussed the independent registered public accounting firm’s independence with the firm.

During fiscal 2016, management assessed the effectiveness of the Company’s system of internal control over financial reporting in connection with the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The Audit Committee reviewed and discussed with management and BDO USA, LLP management’s report on internal control over financial reporting and BDO USA, LLP’s report on their audit of the Company’s internal control over financial reporting as of June 30, 2016.

Based on this review and discussions, we recommended to the Board of Directors that the audited consolidated financial statements for the year ended June 30, 2016 be included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 for filing with the SEC and the Board of Directors approved such inclusion.

Auditor Independence

Other than those professional services listed above, there were no other professional services provided by BDO USA, LLP in the fiscal year ended June 30, 2016.

Respectfully submitted by the Audit Committee,

William Colvin, Chairman
Kevin Flannery
Scott A. Griffiths

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, officers and anyone who beneficially owns more than 10% of our Common Shares to file with the SEC initial reports of ownership and reports of changes in ownership of Common Shares and to furnish copies of such reports to us. Based solely on our review of the copies of these reports furnished to us and representations from our officers and directors, we believe that all filings required to be made under Section 16(a) were made on a timely basis during our fiscal year ended June 30, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of October 2016.

ENERGY XXI LTD

By:	/s/ JOHN D. SCHILLER, JR.
John D. Schiller, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John D. Schiller, Jr.	Director and	October 28, 2016
John D. Schiller, Jr.	Chief Executive Officer
(Principal Executive Officer)

/s/ BRUCE W. BUSMIRE	Chief Financial Officer	October 28, 2016
Bruce W. Busmire	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JAMES LACHANCE	Chairman of the Board	October 28, 2016
James LaChance

/s/ WILLIAM COLVIN	Director	October 28, 2016
William Colvin

/s/ CORNELIUS DUPRÉ II	Director	October 28, 2016
Cornelius Dupré II

/s/ HILL A. FEINBERG	Director	October 28, 2016
Hill A Feinberg

/s/ KEVIN S. FLANNERY	Director	October 28, 2016
Kevin S. Flannery

/s/ SCOTT A. GRIFFITHS	Director	October 28, 2016
Scott A. Griffiths

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Originally Filed as Exhibit	File Number
2.1	Agreement and Plan of Merger among Energy XXI (Bermuda) Limited, Energy XXI Gulf Coast, Inc., Clyde Merger Sub, Inc. and EPL Oil & Gas, Inc., dated as of March 12, 2014	Included as Annex A to the Registration Statement on Form S-4 filed on April 1, 2014	333-194942

2.2	Amendment No. 1 to Agreement and Plan of Merger among Energy XXI (Bermuda) Limited, Energy XXI Gulf Coast, Inc., Clyde Merger Sub, Inc. and EPL Oil & Gas, Inc., dated as of April 15, 2014	2.2 to Energy XXI (Bermuda) Limited’s Form S-4/A filed on April 15, 2014	333-194942

2.3	Purchase and Sale Agreement, dated June 22, 2015, by and between Grand Isle Corridor, LP and Energy XXI USA, Inc.	2.1 to the Company’s Form 8-K filed on June 23, 2015	001-33628

2.4	Guaranty, dated June 22, 2015, by Energy XXI Ltd in favor of Grand Isle Corridor, LP	2.2 to the Company’s Form 8-K filed on June 23, 2015	001-33628

2.5	Guaranty, dated June 22, 2015, by CorEnergy Infrastructure Trust, Inc. in favor of Energy XXI USA, Inc.	2.3 to the Company’s Form 8-K filed on June 23, 2015	001-33628

3.1	Altered Memorandum of Association of Energy XXI Ltd	3.1 to the Company’s Form 8-K filed on November 9, 2011	001-33628

3.2	Bye-Laws of Energy XXI Ltd	3.2 to the Company’s Form 8-K filed on November 9, 2011	001-33628

3.3	Certificate of Designations of Series C Junior Participating Preferred Shares of Energy XXI Ltd	3.1 to the Company’s Form 8-K filed on February 16, 2016	001-33628

4.1	Investor Rights Agreement dated October 13, 2005 among Energy XXI Acquisition Corporation (Bermuda) Limited, Sunrise Securities Corp. and Collins Steward Limited	4.1 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639

4.2	Registration Rights Agreement dated October 13, 2005 among Energy XXI Acquisition Corporation (Bermuda) and the investors named therein	4.2 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639

4.3	Indenture related to the 9.25% Senior Notes due 2017, dated December 17, 2010, by and among Energy XXI Gulf Coast, Inc., the Guarantors named therein and Wells Fargo Bank, N.A., as trustee	4.1 to the Company’s Form 8-K filed on December 22, 2010	001-33628

4.4	Indenture related to the 7.75% Senior Notes due 2019, dated as of February 25, 2011 among Energy XXI Gulf Coast, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee	4.1 to the Company’s Form 8-K filed on February 28, 2011	001-33628

4.5	Indenture related to the 7.50% Senior Notes due 2021, dated as of September 26, 2013 among Energy XXI Gulf Coast, Inc., Energy XXI (Bermuda) Limited, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee	4.1 to the Company’s Form 8-K filed on September 26, 2013	001-33628

Exhibit Number	Exhibit Description	Originally Filed as Exhibit	File Number
4.6	Registration Rights Agreement dated as of September 26, 2013 among Energy XXI Gulf Coast, Inc., Citigroup Global Markets Inc. and RBS Securities Inc., as representatives of the Initial Purchasers, Energy XXI (Bermuda) Limited and the Guarantors named therein	4.2 to the Company’s Form 8-K filed on September 26, 2013	001-33628

4.7	Indenture related to the 3.0% Senior Convertible Notes due 2018, dated November 22, 2013, by and between Energy XXI (Bermuda) Limited and Wells Fargo Bank, National Association, as trustee (including the form of 3.0% Senior Convertible Note due 2018)	4.1 to the Company’s Form 8-K filed on November 22, 2013	001-33628

4.8	Indenture related to the 6.875% Senior Notes due 2024, dated as of May 27, 2014, by and among Energy XXI Gulf Coast, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee	4.1 to the Company’s Form 8-K filed on May 29, 2014	001-33628

4.9	Registration Rights Agreement dated as of May 27, 2014 among Energy XXI Gulf Coast, Inc., Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers and the Guarantors named therein	4.2 to the Company’s Form 8-K filed on May 29, 2014	001-33628

4.10	Indenture related to the 8.25% Senior Notes due 2018, dated as of February 14, 2011, by and among Energy Partners, Ltd., as Issuer, the Guarantors named therein and U.S. Bank National Association, as Trustee	4.1 to EPL Oil & Gas, Inc. Form 8-K filed on February 15, 2011	001-16179

4.11	Supplemental Indenture related to the 8.25% Senior Notes due 2018, dated as of March 14, 2011, by and among Anglo-Suisse Offshore Pipeline Partners, LLC, as a Guarantor, Energy Partners, Ltd., as Issuer, the other Guarantors named therein and U.S. Bank National Association, as Trustee	4.2 to EPL Oil & Gas, Inc. Form S-4 filed on August 14, 2011	333-175567

4.12	Second Supplemental Indenture related to the 8.25% Senior Notes due 2018, dated October 31, 2012, by and among Hilcorp Energy GOM, LLC, as a Guarantor, EPL Oil & Gas, Inc., as Issuer, the other Guarantors named therein, and U.S. Bank National Association, as Trustee	4.3 to EPL Oil & Gas, Inc. Form 10-K filed on March 7, 2013	001-16179

4.13	Indenture related to the 8.25% Senior Notes due 2018, dated October 25, 2012, by and among EPL Oil & Gas, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee	4.1 to EPL Oil & Gas, Inc. Form 8-K filed on October 30, 2012	001-16179

4.14	First Supplemental Indenture related to the 8.25% Senior Notes due 2018, dated October 31, 2012, by and among Hilcorp Energy GOM, LLC, as a Guarantor, EPL Oil & Gas, Inc., as Issuer, the other Guarantors named therein, and U.S. Bank National Association, as Trustee	4.5 to EPL Oil & Gas, Inc. Form 10-K filed on March 7, 2013	001-16179

Exhibit Number	Exhibit Description	Originally Filed as Exhibit	File Number
4.15	Third Supplemental Indenture related to the 8.25% Senior Notes due 2018, by and among EPL Oil & Gas, Inc., the other Guarantors named therein and U.S. Bank National Association, as Trustee, dated April 18, 2014	4.1 to EPL Oil & Gas, Inc. Form 8-K filed on April 21, 2014	001-16179

4.16	Indenture, related to the 11.000% Senior Secured Second Lien Notes due 2020, dated as of March 12, 2015, by and among Energy XXI Gulf Coast, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee	10.1 to the Company’s Form 8-K filed on March 17, 2015	001-33628

4.17	Rights Agreement dated as of February 15, 2016 between Energy XXI Ltd, as the Company, and Continental Stock Transfer & Trust Company, as Rights Agent	4.1 to the Company’s Form 8-K filed on February 16, 2016	001-33628

10.1†	Form of Restricted Stock Grant Agreement under 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.6 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639

10.2†	Form of Restricted Stock Unit Agreement (Chief Executive Officer) under 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	4.4 to the Company’s Form S-8 filed on December 8, 2015	333-208389

10.3†	Form of Restricted Stock Unit Agreement under 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	4.5 to the Company’s Form S-8 filed on December 8, 2015	333-208389

10.4†	Form of TSR Outperformance Restricted Stock Unit Agreement (Chief Executive Officer) under 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	4.6 to the Company’s Form S-8 filed on December 8, 2015	333-208389

10.5†	Form of TSR Outperformance Restricted Stock Unit Agreement under 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	4.7 to the Company’s Form S-8 filed on December 8, 2015	333-208389

10.6	Letter Agreement dated September 2005 between Energy XXI Acquisition Corporation (Bermuda) Limited and The Exploitation Company, L.L.P.	10.12 to Energy XXI Gulf Coast, Inc. Form S-4 filed on August 22, 2007	333-145639

10.7†	Form of Notice of Grant of Stock Option together with Form of Stock Option Agreement under 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.25 to the Company’s Form 10-K filed on September 11, 2008	001-33628

10.8†	Energy XXI Services, LLC Directors’ Deferred Compensation Plan	10.1 to the Company’s Form 8-K filed on September 10, 2008	001-33628

10.9†	Employment Agreement of John D. Schiller, Jr., effective September 10, 2008	10.1 to the Company’s Form 8-K filed on September 11, 2008	001-33628

10.10†	First Amendment to Employment Agreement, dated as of October 15, 2015, by and between the Company and John D. Schiller, Jr.	10.1 to the Company’s Form 8-K filed on October 15, 2015	001-33628

10.11†	Form of Indemnification Agreement between Energy XXI (Bermuda) Limited and Indemnitees	10.1 to the Company’s Form 8-K filed on November 5, 2008	001-33628

10.12†	Form of Indemnification Agreement Between Company Subsidiaries and Indemnitees	10.2 to the Company’s Form 8-K filed on November 5, 2008	001-33628

10.13†	Energy XXI Services, LLC Employee Stock Purchase Plan	10.1 to the Company’s Form 8-K filed on November 5, 2008	001-33628

Exhibit Number	Exhibit Description	Originally Filed as Exhibit	File Number
10.14†	Energy XXI Services, LLC 2008 Fair Market Value Stock Purchase Plan	4.2 to Form S-8 filed on June 10, 2009	333-159868

10.15†	Energy XXI Services, LLC, 2006 Long-Term Incentive Plan Restricted Stock Unit Awards Agreement	10.20 to the Company’s Form 10-K filed on August 9, 2012	001-33628

10.16†	Energy XXI Services, LLC, 2006 Long-Term Incentive Plan Performance Unit Awards Agreement	10.14 to the Company’s Form 10-K filed on August 25, 2014	001-33628

10.17†	Energy XXI Services, LLC, Employee Severance Plan (Amended and Restated August 1, 2014)	10.15 to the Company’s Form 10-K filed on August 25, 2014	001-33628

10.18†	Amended and Restated 2006 Long-Term Incentive Plan of Energy XXI Services, LLC	10.1 to Form S-8 filed on December 15, 2009	333-163736

10.19†	Energy XXI Services, LLC Long-Term Performance Cash Incentive Plan	10.7 to the Company’s Form 10-Q filed on February 16, 2016	001-33628

10.20†	Release and Separation Agreement, by and between David West Griffin and Energy XXI Ltd, dated December 4, 2014	10.1 to the Company’s Form 8-K filed on December 5, 2014	001-33628

10.21†	Release and Separation Agreement, by and between Benjamin Marchive and Energy XXI (Bermuda) Limited, dated August 20, 2014	10.2 to the Company’s Form 10-Q filed on February 9, 2015	001-33628

10.22	Second Amended and Restated First Lien Credit Agreement, dated as of May 5, 2011, among Energy XXI Gulf Coast, Inc., the various financial institutions and other parties from time to time parties thereto, as lenders, The Royal Bank of Scotland plc, as administrative Agent, and the other persons parties thereto in the capacities specified therein	10.1 to the Company’s Form 8-K filed on May 6, 2011	001-33628

10.23	First Amendment to Second Amended and Restated First Lien Credit Agreement dated as of October 4, 2011	10.1 to the Company’s Form 8-K filed on October 4, 2011	001-33628

10.24	Second Amendment to Second Amended and Restated First Lien Credit Agreement dated as of May 24, 2012	10.1 to the Company’s Form 8-K filed on May 25, 2012	001-33628

10.25	Third Amendment to Second Amended and Restated First Lien Credit Agreement dated as of October 19, 2012	10.1 to the Company’s Form 8-K filed on October 15, 2012	001-33628

10.26	Fourth Amendment to Second Amended and Restated First Lien Credit Agreement dated as of April 9, 2013	10.1 to the Company’s Form 8-K filed on April 10, 2013	001-33628

10.27	Fifth Amendment to Second Amended and Restated First Lien Credit Agreement dated as of May 1, 2013	10.1 to the Company’s Form 8-K filed on May 6, 2013	001-33628

10.28	Sixth Amendment to Second Amended and Restated First Lien Credit Agreement dated as of September 27, 2013	10.1 to the Company’s Form 8-K filed on September 27, 2013	001-33628

10.29	Seventh Amendment to Second Amended and Restated First Lien Credit Agreement dated as of April 7, 2014	10.1 to the Company’s Form 8-K filed on April 7, 2014	001-33628

Exhibit Number	Exhibit Description	Originally Filed as Exhibit	File Number
10.30	Eighth Amendment to Second Amended and Restated First Lien Credit Agreement dated as of May 23, 2014	10.25 to the Company’s form 10-K filed on August 25, 2014	001-33628

10.31	Waiver to Second Amended and Restated First Lien Credit Agreement, dated as of August 22, 2014	10.26 to the Company’s form 10-K filed on August 25, 2014	001-33628

10.32	Ninth Amendment to Second Amended and Restated First Lien Credit Agreement, dated as of September 5, 2015	10.1 to the Company’s Form 8-K filed on September 9, 2014	001-33628

10.33	Tenth Amendment to Second Amended and Restated First Lien Credit Agreement, dated as of March 3, 2015	10.2 to the Company’s Form 10-Q filed on May 8, 2015	001-33628

10.34	Eleventh Amendment and Waiver to Second Amended and Restated First Lien Credit Agreement, dated as of July 31, 2015	10.29 to the Company’s Form 10-K filed on September 29, 2015	001-33628

10.35	Twelfth Amendment to Second Amended and Restated First Lien Credit Agreement, dated as of November 30, 2015	10.1 to the Company’s Form 8-K filed on November 30, 2015	001-33628

10.36	Thirteenth Amendment to Second Amended and Restated First Lien Credit Agreement, dated as of February 29, 2016	10.1 to the Company’s Form 8-K filed on March 4, 2016	001-33628

10.37	Fourteenth Amendment to Second Amended and Restated First Lien Credit Agreement, dated as of March 14, 2016	10.1 to the Company’s Form 8-K filed on March 15, 2016	001-33628

10.38	Energy XXI Services, LLC Restoration Plan Amended and Restated effective January 1, 2013	10.1 to the Company’s Form 10-Q filed on January 31, 2013	001-33628

10.39	Interim Chief Strategic Officer Agreement, dated as of February 23, 2015, between Energy XXI Services, LLC and James LaChance	10.1 to the Company’s Form 8-K filed on February 25, 2015	001-33628

10.40	Purchase Agreement, dated March 5, 2015, by and between Energy XXI Gulf Coast, Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC and Imperial Capital, LLC, as representatives of the Initial Purchasers, and the Guarantors named therein	10.1 to the Company’s Form 8-K filed on March 9, 2015	001-33628

10.41	Intercreditor Agreement, dated as of March 12, 2015, by and between U.S. Bank National Association, as Collateral Trustee, and the Royal Bank of Scotland plc, as Priority Lien Agent	10.1 to the Company’s Form 8-K filed on March 17, 2015	001-33628

10.42	Collateral Trust Agreement, dated as of March 12, 2015, by and among Energy XXI Gulf Coast, Inc., the Guarantors from time to time party thereto, U.S. Bank National Association, as Trustee, the other Parity Lien Debt Representatives from time to time party thereto and U.S. Bank National Association, as Collateral Trustee	10.2 to the Company’s Form 8-K filed on March 17, 2015	001-33628

Exhibit Number	Exhibit Description	Originally Filed as Exhibit	File Number
10.43	Second Lien Pledge and Security Agreement and Irrevocable Proxy, dated as of March 12, 2015, by and among Energy XXI Gulf Coast, Inc., each Subsidiary Guarantor (as defined in the Indenture) party thereto and U.S. Bank National Association, as Collateral Trustee	10.3 to the Company’s Form 8-K filed on March 17, 2015	001-33628

10.44	Second Lien Pledge Agreement and Irrevocable Proxy, dated as of March 12, 2015, by and between Energy XXI USA, Inc. and U.S. Bank National Association, as Collateral Trustee	10.4 to the Company’s Form 8-K filed on March 17, 2015	001-33628

10.45	Second Lien Security Agreement relating to the Grand Isle Gathering System Assets, dated as of March 12, 2015, by and between Energy XXI USA, Inc. and U.S. Bank National Association, as Collateral Trustee	10.5 to the Company’s Form 8-K filed on March 17, 2015	001-33628

10.46	Secured Second Lien Promissory Note, dated as of March 12, 2015, issued by EPL Oil & Gas, Inc., as the Maker, in favor of Energy XXI Gulf Coast, Inc., as the Payee	10.6 to the Company’s Form 8-K filed on March 17, 2015	001-33628

10.47	Guaranty, dated as of March 12, 2015, issued by the subsidiaries of EPL Oil & Gas, Inc., in favor of Energy XXI Gulf Coast, Inc., as Lender	10.7 to the Company’s Form 8-K filed on March 17, 2015	001-33628

10.48	Second Lien Pledge and Security Agreement and Irrevocable Proxy, dated as of March 12, 2015, by EPL Oil & Gas, Inc. and each Subsidiary Guarantor Party thereto, in favor of Energy XXI Gulf Coast, Inc., as Lender	10.8 to the Company’s Form 8-K filed on March 17, 2015	001-33628

10.49	Intercompany Intercreditor Agreement, dated as of March 12, 2015, between the Royal Bank of Scotland plc, as Priority Lien Agent and Energy XXI Gulf Coast, Inc.	10.12 to the Company’s Form 10-Q filed on May 8, 2015	001-33628

10.50	Transportation Agreement, dated as of March 11, 2015, between Energy XXI Gulf Coast, Inc. and Energy XXI USA, Inc.	10.13 to the Company’s Form 10-Q filed on May 8, 2015	001-33628

10.51	Assignment and Bill of Sale, dated March 11, 2015, by and among Energy XXI GOM, LLC, Energy XXI Pipeline, LLC, Energy XXI Pipeline II, LLC, and Energy XXI USA, Inc.	10.14 to the Company’s Form 10-Q filed on May 8, 2015	001-33628

10.52	Lease, dated June 30, 2015, by and between Grand Isle Corridor, LP and Energy XXI GIGS Services, LLC	10.1 to the Company’s Form 8-K filed on July 1, 2015	001-33628

10.53	Waiver to Lease by and between Grand Isle Corridor, LP and Energy XXI GIGS Services, LLC, dated April 13, 2016	10.2 to the Company’s Form 8-K filed on April 14, 2016	001-33628

Exhibit Number	Exhibit Description	Originally Filed as Exhibit	File Number
10.54	Restructuring Support Agreement by and among Energy XXI Ltd, Energy XXI Gulf Coast, Inc., EPL Oil & Gas, Inc., those certain additional subsidiaries of Energy XXI Ltd listed on Schedule 1 of the Restructuring Support Agreement and certain holders of the 11.000% senior secured second lien notes, dated April 11, 2016	10.1 to the Company’s Form 8-K filed on April 14, 2016	001-33628

10.55	First Amendment to Restructuring Support Agreement by and among Energy XXI Ltd, Energy XXI Gulf Coast, Inc., EPL Oil & Gas, Inc., those certain additional subsidiaries of Energy XXI Ltd listed on Schedule 1 of the Restructuring Support Agreement and certain holders of the 11.000% senior secured second lien notes, dated May 16, 2016	10.1 to the Company’s Form 8-K filed on May 20, 2016	001-33628

10.56	Second Amendment to Restructuring Support Agreement by and among Energy XXI Ltd, Energy XXI Gulf Coast, Inc., EPL Oil & Gas, Inc., those certain additional subsidiaries of Energy XXI Ltd listed on Schedule 1 of the Restructuring Support Agreement and certain holders of the 11.000% senior secured second lien notes, dated June 28, 2016	10.1 to the Company’s Form 8-K filed on July 5, 2016	001-33628

10.57	Third Amendment to Restructuring Support Agreement by and among Energy XXI Ltd, Energy XXI Gulf Coast, Inc., EPL Oil & Gas, Inc., those certain additional subsidiaries of Energy XXI Ltd listed on Schedule 1 of the Restructuring Support Agreement and certain holders of the 11.000% senior secured second lien notes, dated July 28, 2016	10.1 to the Company’s Form 8-K filed on August 1, 2016	001-33628

10.58	Fourth Amendment to Restructuring Support Agreement by and among Energy XXI Ltd, Energy XXI Gulf Coast, Inc., EPL Oil & Gas, Inc., those certain additional subsidiaries of Energy XXI Ltd listed on Schedule 1 of the Restructuring Support Agreement and certain holders of the 11.000% senior secured second lien notes, dated August 19, 2016	10.1 to the Company’s Form 8-K filed on August 23, 2016	001-33628

10.59	Fifth Amendment to Restructuring Support Agreement by and among Energy XXI Ltd, Energy XXI Gulf Coast, Inc., EPL Oil & Gas, Inc., those certain additional subsidiaries of Energy XXI Ltd listed on Schedule 1 of the Restructuring Support Agreement and certain holders of the 11.000% senior secured second lien notes, dated September 13, 2016	10.1 to the Company’s Form 8-K filed on September 13, 2016	001-33628

12.1	Ratio of Earnings (Loss) to Combined Fixed Charges and Preference Dividends – Energy XXI Ltd	12.1 to the Company’s Form 10-K filed on September 27, 2016	001-33628

Exhibit Number	Exhibit Description	Originally Filed as Exhibit	File Number
21.1	Subsidiary List	21.1 to the Company’s Form 10-K filed on September 27, 2016	001-33628

23.1	Consent of BDO USA, LLP	23.1 to the Company’s Form 10-K filed on September 27, 2016	001-33628

23.2	Consent of UHY, LLP	23.2 to the Company’s Form 10-K filed on September 27, 2016	001-33628

23.3	Consent of Netherland, Sewell & Associates, Inc.	23.3 to the Company’s Form 10-K filed on September 27, 2016	001-33628

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1 to the Company’s Form 10-K filed on September 27, 2016	001-33628

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2 to the Company’s Form 10-K filed on September 27, 2016	001-33628

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	101.INS to the Company’s Form 10-K filed on September 27, 2016	001-33628

101.SCH	XBRL Taxonomy Extension Schema Document	101.SCH to the Company’s Form 10-K filed on September 27, 2016	001-33628

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL to the Company’s Form 10-K filed on September 27, 2016	001-33628

101.DEF	XBRL Taxonomy Extension Label Linkbase Document	101.DEF to the Company’s Form 10-K filed on September 27, 2016	001-33628

101.LAB	XBRL Taxonomy Extension Definition Linkbase Document	101.LAB to the Company’s Form 10-K filed on September 27, 2016

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE to the Company’s Form 10-K filed on September 27, 2016	001-33628