Form 10-Q
period 2016-09-30
Energy XXI Ltd
filed 2016-11-14
CIK 1343719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 4, 2016, there were 98,776,431 shares outstanding of the registrant’s common stock, par value $0.005 per share.

ENERGY XXI LTD

i

GLOSSARY OF TERMS

Below is a list of terms that are common to our industry and used throughout this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (“Quarterly Report”):

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on certain assumptions and analyses made by Energy XXI Ltd in light of its experience and perception of historical trends, current conditions and expected future developments as well as other factors the Company believes are appropriate under the circumstances and their potential effect on us. While management believes that these forward-looking statements are reasonable, such statements are not guarantees of future performance and the actual results or developments anticipated may not be realized or, even if substantially realized, may not have the expected consequences to or effects on the Company’s business or results. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	risks and uncertainties associated with the voluntary petitions for reorganization (the petitions collectively, the “Bankruptcy Petitions”) filed in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of Title 11 (“Chapter 11”) of the United States Bankruptcy Code (the “Bankruptcy Code”), including our inability to develop, confirm and consummate a plan under Chapter 11 or an alternative restructuring transaction, including a sale of all or substantially all of our assets, which may be necessary to continue as a going concern;
•	inability to maintain relationships with suppliers, customers, employees and other third parties as a result of our Chapter 11 filing;
•	our ability to obtain the approval of the Bankruptcy Court with respect to motions or other requests made to the Bankruptcy Court in the Debtors’ (as defined below) Chapter 11 cases (the “Chapter 11 Cases”), including maintaining strategic control as debtors-in-possession;
•	our ability to maintain sufficient liquidity and/or obtain adequate financing to allow us to execute our business plan post-emergence from Chapter 11;
•	the effects of the Chapter 11 Cases on the Company and on the interests of various constituents, including holders of our common stock;
•	Bankruptcy Court rulings in the Chapter 11 Cases as well as the outcome of all other pending litigation and the outcome of the Chapter 11 proceedings in general;
•	the length of time that the Company will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;
•	risks associated with third party motions in the Chapter 11 Cases, which may interfere with our ability to confirm and consummate a plan of reorganization;
•	the potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations;
•	increased advisory costs to execute a reorganization;
•	the impact of NASDAQ’s delisting of our common stock on the liquidity and market price of our common stock and on our ability to access the public capital markets;
•	our business strategy;
•	further or sustained declines in the prices we receive for our oil and natural gas production;
•	our ability to develop, explore for, acquire and replace oil and natural gas reserves and sustain production;

•	our future financial condition, results of operations, revenues, expenses and cash flows;
•	our future levels of indebtedness, liquidity, compliance with financial covenants and our ability to continue as a going concern;
•	our inability to obtain additional financing necessary to fund our operations, capital expenditures, and to meet our other obligations;
•	our ability to post additional collateral for current bonds or comply with any new regulations or Notices to Lessees and Operators (“NTLs”) imposed by the Bureau of Ocean Energy Management (the “BOEM”);
•	economic slowdowns that can adversely affect consumption of oil and natural gas by businesses and consumers;
•	uncertainties in estimating our oil and natural gas reserves and net present values of those reserves;
•	the need to take ceiling test impairments due to lower commodity prices;
•	hedging activities that expose us to pricing and counterparty risks;
•	our ability to hedge future oil and natural gas production may be limited by lack of available counterparties and to the extent we are able to enter into hedging arrangements;
•	replacing our oil and natural gas reserves;
•	geographic concentration of our assets;
•	uncertainties in exploring for and producing oil and natural gas, including exploitation, development, drilling and operating risks;
•	our ability to make acquisitions and to integrate acquisitions;
•	our ability to establish production on our acreage prior to the expiration of related leaseholds;
•	availability of drilling and production equipment, facilities, field service providers, gathering, processing and transportation;
•	disruption of operations and damages due to capsizing, collisions, hurricanes or tropical storms;
•	environmental risks;
•	availability, cost and adequacy of insurance coverage;
•	competition in the oil and natural gas industry;
•	our inability to retain and attract key personnel;
•	the effects of government regulation and permitting and other legal requirements; and
•	costs associated with perfecting title for mineral rights in some of our properties.

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the “2016 Annual Report”) and Part II, “Item 1A. Risk Factors” in this Quarterly Report.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION

ITEM 1. Unaudited Consolidated Financial Statements

ENERGY XXI LTD
(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)

	September 30, 2016	June 30, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$215,713	$203,258
Accounts receivable
Oil and natural gas sales	59,935	63,644
Joint interest billings	5,928	8,770
Other	5,758	5,219
Prepaid expenses and other current assets	28,212	29,028
Restricted cash	38,996	38,965
Total Current Assets	354,542	348,884
Property and Equipment
Oil and natural gas properties, net – full cost method of accounting, including $36.4 million and $42.2 million of unevaluated properties not being amortized at September 30, 2016 and June 30, 2016, respectively	497,774	603,155
Other property and equipment, net	16,553	17,610
Total Property and Equipment, net of accumulated depreciation, depletion, amortization and impairment	514,327	620,765
Other Assets
Restricted cash	25,565	25,548
Other assets and debt issuance costs, net of accumulated amortization	30,225	30,237
Total Other Assets	55,790	55,785
Total Assets	$924,659	$1,025,434
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$57,502	$44,184
Accrued liabilities	57,304	40,428
Asset retirement obligations	64,937	71,717
Current maturities of long-term debt	100,338	99,836
Total Current Liabilities	280,081	256,165
Asset retirement obligations	475,424	465,902
Other liabilities	22,992	21,304
Total Liabilities Not Subject to Compromise	778,497	743,371
Liabilities subject to compromise	2,931,284	2,936,148
Total Liabilities	3,709,781	3,679,519

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI LTD
(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS – (continued)
(In Thousands, except share information)

	September 30, 2016	June 30, 2016
	(Unaudited)
Commitments and Contingencies (Note 15)
Stockholders’ Deficit
Preferred stock, $0.001 par value, 7,500,000 shares authorized at September 30, 2016 and June 30, 2016
7.25% Convertible perpetual preferred stock, 3,000 shares issued and outstanding at September 30, 2016 and June 30, 2016, respectively	—	—
5.625% Convertible perpetual preferred stock, 661,992 shares issued and outstanding at September 30, 2016 and June 30, 2016, respectively	1	1
Common stock, $0.005 par value, 200,000,000 shares authorized and 97,824,054 shares issued and outstanding at September 30, 2016 and June 30, 2016, respectively	488	488
Additional paid-in capital	1,845,793	1,845,684
Accumulated deficit	(4,631,404)	(4,500,258)
Total Stockholders’ Deficit	(2,785,122)	(2,654,085)
Total Liabilities and Stockholders’ Deficit	$924,659	$1,025,434

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI LTD
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,
	2016	2015
Revenues
Oil sales	$124,876	$178,908
Natural gas sales	17,735	23,485
Gain on derivative financial instruments	—	55,430
Total Revenues	142,611	257,823
Costs and Expenses
Lease operating	68,796	94,622
Production taxes	214	757
Gathering and transportation	14,073	14,978
Depreciation, depletion and amortization	31,573	124,024
Accretion of asset retirement obligations	19,437	14,784
Impairment of oil and natural gas properties	86,820	904,669
General and administrative expense	15,435	22,189
Total Costs and Expenses	236,348	1,176,023
Operating Loss	(93,737)	(918,200)
Other Income (Expense)
Loss from equity method investees	—	(10,746)
Other income, net	62	494
Gain on early extinguishment of debt	—	458,278
Interest expense	(4,838)	(103,218)
Total Other Income (Expense), net	(4,776)	344,808
Loss Before Reorganization Items and Income Taxes	(98,513)	(573,392)
Reorganization items	(32,633)	—
Loss Before Income Taxes	(131,146)	(573,392)
Income Tax Expense (Benefit)	—	—
Net Loss	(131,146)	(573,392)
Preferred Stock Dividends	—	2,854
Net Loss Attributable to Common Stockholders	$(131,146)	$(576,246)
Loss per Share
Basic and Diluted	$(1.34)	$(6.08)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	97,824	94,778

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI LTD
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(131,146)	$(573,392)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	31,573	124,024
Impairment of oil and natural gas properties	86,820	904,669
Gain on early extinguishment of debt	—	(458,278)
Change in fair value of derivative financial instruments	—	(36,688)
Accretion of asset retirement obligations	19,437	14,784
Loss from equity method investees	—	10,746
Amortization and write off of debt issuance costs and other	876	5,581
Deferred rent	1,685	2,288
Stock-based compensation	109	383
Changes in operating assets and liabilities
Accounts receivable	6,012	39,606
Prepaid expenses and other assets	534	(14,122)
Settlement of asset retirement obligations	(16,953)	(40,631)
Accounts payable and accrued liabilities	21,204	(48,203)
Net Cash Provided by (Used in) Operating Activities	20,151	(69,233)
Cash Flows from Investing Activities
Acquisitions, net of cash	—	(2,227)
Capital expenditures	(7,682)	(68,656)
Insurance payments received	—	976
Transfer to restricted cash	(48)	(12)
Proceeds from the sale of properties	—	3,787
Other	71	112
Net Cash Used in Investing Activities	(7,659)	(66,020)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	—	311
Dividends to shareholders – preferred	—	(2,863)
Payments on long-term debt	—	(99,792)
Payment of debt assumed in acquisition	—	(25,187)
Fees related to debt extinguishment	—	(1,580)
Debt issuance costs	(37)	(4)
Other	—	(1,019)
Net Cash Used in Financing Activities	(37)	(130,134)
Net Increase (Decrease) in Cash and Cash Equivalents	12,455	(265,387)
Cash and Cash Equivalents, beginning of period	203,258	756,848
Cash and Cash Equivalents, end of period	$215,713	$491,461

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Bankruptcy Proceedings

On April 14, 2016 (the “Petition Date”), Energy XXI Ltd, Energy XXI Gulf Coast, Inc., an indirect wholly-owned subsidiary of the Company (“EGC”), EPL Oil & Gas, Inc., an indirect wholly-owned subsidiary of Energy XXI Ltd (“EPL”) and certain other subsidiaries of Energy XXI Ltd (together with Energy XXI Ltd, the “Debtors”) (excluding Energy XXI GIGS Services, LLC, which leases a subsea pipeline gathering system located in the shallow GoM Shelf and storage and onshore processing facilities on Grand Isle, Louisiana, Energy XXI Insurance Limited through which certain insurance coverage for its operations is obtained by the Company, Energy XXI (US Holdings) Limited, Energy XXI International Limited, Energy XXI Malaysia Limited and Energy XXI M21K, LLC, (together, the “Non-Debtors”)) filed voluntary petitions for reorganization (the petitions collectively, the “Bankruptcy Petitions”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of Title 11 (“Chapter 11”) of the United States Bankruptcy Code (the “Bankruptcy Code”). The Debtors’ Chapter 11 cases (collectively, the “Chapter 11 Cases”) are being jointly administered under the caption “In re: Energy XXI Ltd, et al., Case No. 16-31928.” The Debtors continue to operate their businesses and manage their assets as debtors-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Concurrently with the filing of the Bankruptcy Petitions and to streamline the business operations and organization structure following the emergence from the Chapter 11 Cases, Energy XXI Ltd filed a petition commencing an official dissolution proceeding under the laws of Bermuda before the Supreme Court of Bermuda (the “Bermuda Proceeding”). On April 15, 2016, John C. McKenna was appointed as provisional liquidator by the Supreme Court of Bermuda (the “Bermuda Court”). The Bermuda Proceeding is a limited ancillary proceeding under which dissolution of Energy XXI Ltd will be completed following the confirmation of the plan of reorganization by the Bankruptcy Court, accordingly, the Bankruptcy Court retains primary jurisdiction over Energy XXI Ltd during the Chapter 11 Cases. On November 4, 2016, the Bermuda Court granted the Debtors’ request to adjourn the Bermuda Proceeding through March 3, 2017. See Note 3 —  “Chapter 11 Proceedings, Liquidity and Capital Resources” for a discussion of the Chapter 11 Cases.

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
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Principles of Consolidation and Reporting.  The accompanying consolidated financial statements include the accounts of Energy XXI Ltd and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). All significant intercompany accounts and transactions are eliminated in consolidation. The consolidated financial statements for the previous periods include certain reclassifications that were made to conform to current presentation. Such reclassifications have no impact on previously reported consolidated net loss or consolidated cash flows. Our interests in oil and natural gas exploration and production ventures and partnerships are proportionately consolidated. We use the equity method of accounting for investments in entities that we do not control, but over which we exert significant influence.

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

Interim Financial Statements.  The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2016 Annual Report.

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

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements  – (continued)

December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method that will be adopted.

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

The ASU is effective for public entities for annual periods beginning after December 15, 2015, and interim periods within those annual reporting periods. Early adoption is permitted for financial statements that have not been previously issued. The guidance was applied on a retrospective basis. As a result of adopting ASU 2015-15, debt issuance costs, other than those relating to the line-of-credit arrangement are presented in our consolidated balance sheets as a reduction in the carrying amount of the related debt liability.

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

ENERGY XXI LTD
(Debtor-in-Possession)

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The new guidance in ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new standard is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. We have not yet determined the effect of this standard on our consolidated cash flows.

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

On April 11, 2016, the Debtors entered into a Restructuring Support Agreement (as amended, the “Restructuring Support Agreement”) with certain holders (the “Second Lien Noteholders”) of EGC’s 11.0% Senior Secured Second Lien Notes due 2020 (the “Second Lien Notes”) on the ad hoc committee of Second Lien Noteholders (the “Second Lien Ad Hoc Committee”) providing that the Second Lien Noteholders party thereto will support a restructuring of the Debtors, subject to the terms and conditions of the Restructuring Support Agreement. However, the Restructuring Support Agreement contained certain milestones for progress in the Chapter 11 Cases, including a requirement to begin the hearing to consider confirmation of the Plan (the “Confirmation Hearing”) by October 7, 2016. As the Confirmation Hearing did not begin in advance of the October 7, 2016 milestone, the Restructuring Support Agreement automatically terminated pursuant its terms on October 13, 2016 and has been superseded by the PSA by and among the Debtors and certain creditor constituencies discussed in detail below.

The Plan and the Disclosure Statement

On July 15, 2016, the Bankruptcy Court entered the Order (A) Approving the Disclosure Statement and the Form and Manner of Service Related Thereto, (B) Setting Dates for the Objections Deadline and Hearing Related to Confirmation of the Plan, and (C) Granting Related Relief [Docket No. 805], approving the adequacy of the Third Amended Disclosure Statement for the Debtors’ Proposed Joint Chapter 11 Plan of Reorganization [Docket No. 809] (the “Disclosure Statement”) and related solicitation materials, thereby authorizing the Debtors to solicit votes to accept or reject the Debtors’ Proposed Joint Chapter 11 Plan of

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Chapter 11 Proceedings, Liquidity and Capital Resources  – (continued)

Reorganization [Docket No. 810] (as may be amended, modified, or supplemented from time to time, the “Plan”) from applicable creditor constituencies.

Following approval of the Disclosure Statement, the Debtors and their advisors engaged in negotiations with various creditor constituencies in an attempt to broker a global settlement of all issues in the Chapter 11 Cases. Such a settlement was not reached, but the Debtors were able to agree on modifications to the Plan that were supported by the Second Lien Noteholders, and that, in the Debtors’ view, would, among other things, improve recoveries for certain creditor classes. Following subsequent negotiations between the Debtors and the Second Lien Ad Hoc Committee, on September 13, 2016, the Debtors and certain Second Lien Noteholders entered into an amendment to the Restructuring Support Agreement, which provided, among other things, that the Debtors amend the Plan to reflect the terms of such amendment. The boards of directors of the Company, EGC and EPL, including all independent directors, approved the entry into the amendment to the Restructuring Support Agreement and the term sheet attached thereto.

On September 14, 2016, the Debtors filed the Debtors’ First Amended Proposed Joint Chapter 11 Plan of Reorganization reflecting these modifications [Docket No. 1307] and on September 16, 2016, the Debtors filed the Supplement to the Debtors’ Third Amended Disclosure Statement for the Debtors’ Proposed Joint Chapter 11 Plan of Reorganization explaining these modifications [Docket No. 1340] (the “DS Supplement”). On September 25, 2016, the Bankruptcy Court entered an order approving the DS Supplement and continued solicitation of the Plan [Docket No. 1416].

Mediation

In an effort to consensually resolve outstanding disputes among the parties in interest, representatives of (i) the Debtors, (ii) Wells Fargo Bank, N.A. as administrative agent (the “First Lien Agent”) under our Second Amended and Restated First Lien Credit Agreement (as amended, the “First Lien Credit Agreement” or the “Revolving Credit Facility”), (iii) the Second Lien Ad Hoc Committee, (iv) U.S. Bank, N.A, in its capacity as the trustee under the indenture governing the Second Lien Notes (the “Second Lien Indenture Trustee”), (v) the official committee of unsecured creditors pursuant to section 1102(a) of the Bankruptcy Code (the “Creditors’ Committee”), (vi) the official committee of equity holders pursuant to section 1102(a) of the Bankruptcy Code (the “Equity Committee”), (vii) the ad hoc group of holders of unsecured notes (the “EGC Unsecured Notes”) issued by EGC (the “Ad Hoc Group of EGC Unsecured Noteholders”), (viii) Wilmington Trust, National Association as the trustee under the indenture governing the EGC Unsecured Notes (the “EGC Unsecured Notes Indenture Trustee”), (ix) the ad hoc group of holders of the unsecured notes (the “EPL Unsecured Notes”) issued by EPL (the “Ad Hoc Group of EPL Unsecured Noteholders”), (x) Delaware Trust Company, as successor trustee under the indenture governing the EPL Unsecured Notes (the “EPL Unsecured Notes Indenture Trustee”), and (xi) Wilmington Savings Fund Society, FSB, as successor trustee, under the indenture governing the 3.0% senior convertible notes (the “3.0% Senior Convertible Notes”) issued by Energy XXI (the “EXXI 3.0% Senior Convertible Notes Trustee”) (collectively, (i) through (xi), the “Mediation Parties”), agreed to participate in a confidential and non-binding mediation process (the “Mediation”), as discussed on the record at a hearing before the Bankruptcy Court on September 13, 2016. On September 16, 2016, the Bankruptcy Court appointed Judge Leif Clark as the mediator pursuant to the Order (A) Adjourning the Confirmation Hearing and Extending Related Deadlines, (B) Extending the Filing Exclusivity Period and Soliciting Exclusivity Period, and (C) Appointing a Mediator [Docket No. 1337]. On September 27, 2016, the Bankruptcy Court entered the Agreed Order in Aid of Mediation and Settlement [Docket No. 1427] setting forth the terms of the Mediation (the “Mediation Order”).

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Chapter 11 Proceedings, Liquidity and Capital Resources  – (continued)

The meetings in the Mediation facilitated by Judge Clark began on September 28, 2016 and continued for five days. Throughout these meetings proposals were made by the various creditor groups, including the Second Lien Ad Hoc Committee, the Creditors’ Committee, the Ad Hoc Group of EGC Unsecured Noteholders, and the Ad Hoc Group of EPL Unsecured Noteholders, but the parties could not agree on the terms of a global settlement, and Judge Clark concluded the formal meetings of the Mediation Parties.

Following the conclusion of the formal meetings, the Debtors continued a dialogue with the other Mediation Parties and with Judge Clark under the Mediation Order regarding a potential global settlement, and on October 17, 2016, circulated a mediation plan term sheet (the “Plan Mediation Term Sheet”) to the Second Lien Ad Hoc Committee, the Creditors’ Committee, the Ad Hoc Group of EGC Unsecured Noteholders, and the Ad Hoc Group of EPL Unsecured Noteholders. Further negotiations and discussions regarding the Plan Mediation Term Sheet followed, culminating in agreement on the terms of an amended plan of reorganization that is now memorialized in the Plan and has the support of the Plan Support Parties (as defined below).

The Equity Committee also made a settlement proposal to the Debtors but no agreement has been reached and as of the date hereof the Equity Committee does not support the Plan.

Plan Support Agreement

On November 14, 2016, following good-faith, arms’ length negotiations, the Debtors, members of the Second Lien Ad Hoc Committee, the Creditors’ Committee, members of the Ad Hoc Group of EGC Unsecured Noteholders, and members of the Ad Hoc Group of EPL Noteholders entered into that certain Plan Support Agreement (the “PSA”), pursuant to which, among other things, and subject to certain limitations, the parties signatory thereto agreed to support the Plan as modified in accordance with the PSA and, subject to certain limitations, are bound to vote in favor of the Plan.

The Plan, as modified, is supported by the Debtors, the holders of claims arising from the Second Lien Notes (the “Second Lien Notes Claims”) who are members of the Second Lien Ad Hoc Committee who have executed the PSA (the “Second Lien Plan Support Parties”), the Second Lien Notes Trustee, the Creditors’ Committee, the EXXI 3.0% Senior Convertible Notes Trustee, the EGC Unsecured Notes Indenture Trustee, the holders of claims arising from the EGC Unsecured Notes (the “EGC Unsecured Notes Claims”) who are members of the Ad Hoc Group of EGC Unsecured Noteholders who have executed the PSA (the “EGC Plan Support Parties”), the EPL Unsecured Notes Indenture Trustee, and the holders of claims arising from the EPL unsecured Notes (the “EPL Unsecured Notes Claims”) who are members of the Ad Hoc Group of EPL Unsecured Noteholders who have executed the PSA (the “EPL Plan Support Parties”) (collectively, and together with any such parties that may enter into the PSA in accordance with its terms, the “Plan Support Parties”).

The independent directors at EGC and EPL, and their respective legal counsel and financial advisor, reviewed and evaluated the PSA, as well as provided input and feedback regarding Plan modifications of which each, respectively, would be supportive. The EGC and EPL independent directors, taking all available facts and circumstances into account, ultimately determined that entry into the PSA was, and consummation of the Plan was, in the best interests of the estates of EGC and EPL, respectively, and recommended that the boards of directors of EGC and EPL approved the entry into the PSA and authorize the filing of the amended Plan and the second supplement to the Disclosure Statement (the “Second Disclosure Statement Supplement”) to effectuate the PSA. The boards of directors, boards of managers and sole member of each of the Debtors, as applicable, also approved the entry into the PSA and authorized the filing of the amended Plan and Second Disclosure Statement Supplement to effectuate the PSA.

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Chapter 11 Proceedings, Liquidity and Capital Resources  – (continued)

Pursuant to the PSA, each of the Second Lien Plan Support Parties, the EGC Plan Support Parties and the EPL Plan Support Parties has agreed to, among other things, and subject to certain conditions: (i) take all commercially reasonable actions necessary to consummate the restructuring in accordance with the Plan, including voting any claim it holds against the Debtors to accept the Plan, (ii) not withdraw, amend or revoke its vote with respect to the Plan and (iii) use commercially reasonable efforts to support and not object to, delay, impede or take any other action to interfere with the restructuring as contemplated by the Plan or propose file, support, or vote for any alternative restructuring or plan of reorganization.

In accordance with the PSA, the Creditors’ Committee has agreed to, among other things, and subject to certain conditions: (i) take all commercially reasonable actions necessary to consummate the restructuring in accordance with the Plan, (ii) use commercially reasonable efforts to support and not object to, delay, impede or take any other action to interfere with the restructuring contemplated by the Plan or propose file, support, or vote for any alternative restructuring or plan of reorganization and (iii) submit a letter recommending that unsecured creditors vote in favor of the Plan.

Pursuant to the PSA, each of the Debtors has agreed to, among other things, and subject to certain conditions: (i) support and make commercially reasonable efforts to complete the restructuring in accordance with the Milestones (as defined below) set forth in the Plan and the PSA, (ii) take any and all necessary and appropriate actions in furtherance of the Plan Mediation Term Sheet, the Plan and the PSA, (iii) not undertake any action inconsistent with the adoption and implementation of the Plan and the confirmation thereof, (iv) timely file a formal objection to any motion filed with the Bankruptcy Court seeking the entry of an order (A) directing the appointment of a trustee or examiner, (B) converting the Chapter 11 Cases into cases under chapter 7 of the Chapter 11 Cases or (C) dismissing the Chapter 11 Cases and (v) timely file a formal objection to any motion filed with the Bankruptcy Court seeking the entry of an order modifying or terminating the Debtors’ exclusive right to file and/or solicit acceptances of a plan of reorganization. The Debtors may receive (but not solicit) proposals or offers for any chapter 11 plan or restructuring transaction from other parties and discuss such alternative transactions received; provided, however, the Debtors must provide a copy of any written offer or proposal (and notice of all terms of any oral offer or proposal) to the legal and financial advisors of each of the Plan Support Parties.

Additionally, in accordance with the PSA, the Debtors agreed to implement the restructuring transactions contemplated by the PSA on the following timeline (the “Milestones”):

•	no later than December 15, 2016, the Bankruptcy Court will have commenced the Confirmation Hearing;
•	no later than December 31, 2016, the Bankruptcy Court will have entered the order confirming the Plan (the “Confirmation Order”); and
•	no later than January 31, 2017, the date that Debtors will consummate the transactions contemplated by the Plan (the date of such consummation, the “Effective Date”) will have occurred.

The PSA is terminable by the Second Lien Plan Support Parties who hold, in the aggregate, at least 66.6% in principal amount outstanding of the Second Lien Notes Claims held by the Second Lien Plan Support Parties, the Creditors’ Committee, the EGC Plan Support Parties who hold, in the aggregate, at least 66.6% in principal amount outstanding of the EGC Unsecured Notes Claims held by the EGC Plan Support Parties and the EPL Plan Support Parties who hold, in the aggregate, at least 66.6% in principal amount outstanding of the EPL Unsecured Notes Claims held by the EPL Plan Support Parties upon the occurrence of certain termination events, which include but are not limited to (i) the failure of the Debtors to meet any of the Milestones; (ii) the conversion of one or more of the Chapter 11 Cases to a case under chapter 7 of the Bankruptcy Code, (iii) any Debtor (a) filing, amending or modifying, or filing a pleading seeking authority to

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Chapter 11 Proceedings, Liquidity and Capital Resources  – (continued)

amend or modify, the definitive documentation in connection with the restructuring contemplated by the PSA in a manner that is inconsistent with the PSA, the Plan, or the Plan Mediation Term Sheet, (b) revoking the restructuring transactions in accordance with the PSA without prior consent or (c) publicly announces its intention to take such acts, (iv) a material breach by any Debtor or the Creditors’ Committee of any representation, warranty or covenant in the PSA that could reasonably be expected to impair the economic treatment provided under the Plan Mediation Term Sheet and (v) any board, director, officer, or manager (or party with authority to act) of a Debtor (or the Debtors themselves) taking any action in furtherance of the rights available to it that are inconsistent with the restructuring as contemplated by the Plan Mediation Term Sheet.

The PSA is terminable by Debtors upon the occurrence of certain termination events, which include but are not limited to (i) a material breach by a Plan Support Party of any representation, warranty or covenant set forth in the PSA that could reasonably be expected to prevent confirmation of the Plan in accordance with the Plan Mediation Term Sheet, (ii) upon notice to the Plan Support Parties, if the board of directors or board of managers, as applicable, of a Debtor determines, after receiving advice from counsel, that proceeding with the restructuring contemplated by the Plan would be inconsistent with the exercise of its fiduciary duties or (iii) the issuance by any governmental authority, including the Bankruptcy Court, any regulatory authority, or any other court of competent jurisdiction, of any ruling or order that could reasonably be expected to prevent confirmation of the Plan in accordance with the Plan Mediation Term Sheet; provided, however, that the Debtors have made commercially reasonable, good faith efforts to cure, vacate, or have overruled such ruling or order prior to terminating the PSA. Additionally, the individual creditor parties to the PSA may terminate the PSA as to themselves under certain conditions.

The Plan and the Second Disclosure Statement Supplement

The key modifications to the Plan under the PSA include:

•	An increase of the distribution to the general unsecured claims against the Debtors from $850,000 to $1,470,000, resulting in an increase in the estimated percentage recoveries for holders of such general unsecured claims from approximately 4.3% to approximately 7.5%.
•	The elimination of the trust structure (the “EGC Intercompany Note Trust”) previously proposed to resolve certain intercompany causes of action. All disputes that were formerly placed in the EGC Intercompany Note Trust are now to be settled pursuant to the Plan.
•	A certain recovery, not subject to the litigation risk of the outcome of the EGC Intercompany Note Trust, for holders of the EGC Unsecured Notes Claims and holders of the EPL Unsecured Notes Claims.
•	Each holder of an EGC Unsecured Notes Claim (other than EGC) will receive under the Plan such holder’s pro rata share of (i) 12% of the common stock (the “New Equity”) in the new parent company of the reorganized EGC (the “New Entity”) subject to dilution by the long-term management incentive plan for the reorganized Debtors (the “Management Incentive Plan”) and the New Warrant Package (as defined below) and (ii) the EGC New Warrant Package (as defined below). EGC will receive no distribution on account of the approximately $471 million face value of EGC Unsecured Notes Claims asserted by EGC.
•	Each holder of an EPL Unsecured Notes Claim (other than EGC) will receive such holder’s pro rata share of (i) 4% of the New Equity, subject to dilution by the Management Incentive Plan and the New Warrant Package, and (ii) the EPL New Warrant Package (as defined below). EGC will receive no distribution on account of the approximately $267 million face value of EPL Unsecured Notes Claims asserted by EGC.

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Chapter 11 Proceedings, Liquidity and Capital Resources  – (continued)

•	A warrant package to (i) the holders of EGC Unsecured Notes Claims consisting of warrants equal to an aggregate of 3.6% of the New Equity, subject to dilution from the Management Incentive Plan, with a maturity of 5 years and an equity strike price equal to $1,450 million (the “EGC New Warrant Package”) and (ii) a warrant package equal to an aggregate of 2.4% of the New Equity, subject to dilution from the Management Incentive Plan, with a maturity of 5 years and an equity strike price equal to $1,450 million (the “EPL New Warrant Package” and together with the EGC New Warrant Package, the “New Warrant Package”).
•	A cash recovery to holders of the claims arising from 3.0% Senior Convertible Notes (the “3.0% Senior Convertible Notes Claims”) and a corresponding increase in the estimated percentage recoveries for holders of the 3.0% Senior Convertible Notes Claims to approximately 0.5%.
•	Each holder of claims arising under the First Lien Credit Agreement (a “First Lien Claim”) will receive such holder’s pro rata share of the reorganized Debtors’ obligations under new exit financing (the “Exit Facility”), having already received a pro rata share of the approximately $30.1 million of restricted cash maintained by the Company.
•	Settlement of key issues raised (solely for purposes of effectuating this settlement) by parties in interest pursuant to sections 363 and 1123 of the Bankruptcy Code and Bankruptcy Rule 9019 of certain potential intercompany causes of action, claims and challenges.
•	Provision for the payment of up to approximately $22.53 million of certain fees of legal, financial, and management advisor and industry consultant professionals supporting the Ad Hoc Group of EGC Unsecured Noteholders and the Ad Hoc Group of EPL Unsecured Noteholders.

As amended, the Plan still provides, among other things, that:

•	The dissolution of Energy XXI Ltd will be completed under the laws of Bermuda following the confirmation of the Plan by the Bankruptcy Court, and, given that it is unlikely to have assets available for distribution, existing equity holders would not receive any distributions in respect of that equity in that dissolution.
•	The Management Incentive Plan will be capped at 5%; and
•	John D. Schiller, Jr. will serve as the New Entity’s Chief Executive Officer and a member of its board of directors.

On November 14, 2016, the Debtors filed an Emergency Motion for Entry of an Order (A) Approving the Adequacy of the Second Supplement to the Debtors’ Third Amended Disclosure Statement Setting Forth Modifications to the Debtors’ Proposed Joint Chapter 11 Plan of Reorganization and the Continued Solicitation of the Plan and (B) Granting Related Relief (such motion, the “Second Disclosure Statement Supplement Motion”). A hearing on the Second Disclosure Statement Supplement Motion is scheduled for November 14, 2016 at which the Debtors will ask the Bankruptcy Court to enter an order approving the Second Disclosure Statement Supplement and approving further solicitation of the Plan.

The Debtors have filed a scheduling order (the “Scheduling Order”) proposing to hold the Confirmation Hearing on December 8, 2016, but this date may change depending upon the outcome of, among other things, the developments in the Chapter 11 Cases.

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Chapter 11 Proceedings, Liquidity and Capital Resources  – (continued)

Reorganization Process

On the Petition Date, the Bankruptcy Court issued certain additional interim and final orders with respect to the Debtors’ first-day motions and other operating motions that allow the Debtors to operate their businesses in the ordinary course. The first-day motions provided for, among other things, the payment of certain pre-petition employee and retiree expenses and benefits, the use of the Debtors' existing cash management system, the payment of certain pre-petition amounts to certain critical vendors, the ability to pay certain pre-petition taxes and regulatory fees, and the payment of certain pre-petition claims owed on account of insurance policies and programs.

Subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a pre-petition claim. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors' property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay under Section 362 of the Bankruptcy Code.

Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions. The rejection of an executory contract or unexpired lease is generally treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves Debtors of performing their future obligations under such executory contract or unexpired lease but may give rise to a pre-petition general unsecured claim for damages caused by such deemed breach. On July 8, 2016, the Debtors filed a motion for an order to extend time to assume or reject unexpired leases of nonresidential real property from August 15, 2016 through and including November 14, 2016 (the “Motion to Extend Time to Assume or Reject Unexpired Leases”). On July 27, 2016, the Bankruptcy Court entered an order approving the Motion to Extend Time to Assume or Reject Unexpired Leases. On July 26, 2016, the Debtors filed a motion to reject executory contracts, for certain contracts contained therein. On August 23, 2016, the Bankruptcy Court granted the Debtors’ motion in the Order (A) Authorizing the Debtors to Reject Certain Executory Contracts Effective Nunc Pro Tunc to July 26, 2016, and (B) Granting Related Relief [Docket No. 1133].

A Chapter 11 plan (including the Plan) determines the rights and satisfaction of claims and interests of various creditors and security holders and is subject to the ultimate outcome of negotiations and the Bankruptcy Court's decisions through the date on which a Chapter 11 plan (including the Plan) is confirmed. The Plan currently provides mechanisms for settlement of the Debtors' pre-petition obligations, changes to certain operational cost drivers, treatment of our existing equity holders, potential income tax liabilities and certain corporate governance and administrative matters pertaining to the reorganized New Entity. The Plan remains subject to revision based upon discussions with the Plan Support Parties, and thereafter in response to any Plan objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that the Debtors will be able to secure Bankruptcy Court approval of the Plan or any other Chapter 11 plan or that the Plan or any other Chapter 11 plan will be accepted by the classes of creditors entitled to vote thereon.

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

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Chapter 11 Proceedings, Liquidity and Capital Resources  – (continued)

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

We filed the Disclosure Statement, Plan, and a motion seeking, among other things, (i) approval of the Disclosure Statement, (ii) approval of procedures for soliciting, receiving, and tabulating votes on the Plan and for filing objections to the Plan, and (iii) to schedule the Confirmation Hearing on May 20, 2016. Subsequently, we filed amended versions of the Disclosure Statement and Plan on June 14, 2016, July 13, 2016, September 14, 2016, September 23, 2016 and again on November 14, 2016. The amendments reflected, among other things, substantial additional disclosures requested by certain creditor constituencies. The amendments also reflected changes to the proposed treatment of certain classes under the Plan.

The Bankruptcy Court entered an order approving the Disclosure Statement with respect to the Plan on July 15, 2016, and we filed a solicitation version of the Disclosure Statement on July 18, 2016. Under the Bankruptcy Code, only holders of claims or interests in “impaired” classes, as defined under section 1124 of the Bankruptcy Code, are entitled to vote on a plan. Ballots to vote to accept or reject the plan were distributed to creditors entitled to vote on the plan between July 22, 2016 and July 25, 2016. On September 22, 2016, the Bankruptcy Court held a hearing to consider the adequacy of the DS Supplement. The Bankruptcy Court approved the DS Supplement on September 25, 2016. The Bankruptcy Court will hold an additional hearing on the adequacy of the Second Disclosure Statement Supplement, which reflects the terms of the Plan as amended pursuant to the PSA. The Debtors will distribute the Second Disclosure Statement Supplement and related solicitation materials to creditors entitled to vote on the Plan, to enable creditors to vote on the Plan as amended. The Debtors have proposed in their Scheduling Order that the deadline to submit a vote to accept or reject the Plan be December 2, 2016 at 4:00 P.M., central time and that the Confirmation Hearing be scheduled for December 8, 2016 before the Bankruptcy Court, but these dates may change depending upon the outcome of, among other things, the developments in the Chapter 11 Cases.

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

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Chapter 11 Proceedings, Liquidity and Capital Resources  – (continued)

Liabilities Subject to Compromise

Liabilities subject to compromise represent liabilities incurred prior to the commencement of the bankruptcy proceedings which may be affected by the Chapter 11 process. These amounts represent the Company’s allowed claims and its best estimate of claims expected to be allowed which will be resolved as part of the bankruptcy proceedings. Such claims remain subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, determination as to the value of any collateral securing claims, or other events. Differences between liability amounts estimated by the Company and claims filed by creditors are being investigated and the Bankruptcy Court will make a final determination of the allowable claims. Liabilities subject to compromise consist of the following (certain intercompany liabilities as well as EGC’s 9.25% Senior Notes due 2017 (the “9.25% Senior Notes”) and EPL’s 8.25% Senior Notes due 2018 (the “8.25% Senior Notes”), that were repurchased and held by EGC, which will also be resolved as part of the Chapter 11 Cases, are not reflected below) (in thousands):

	September 30, 2016	June 30, 2016
Debt
11.0% Senior Secured Second Lien Notes due 2020	$1,450,000	$1,450,000
8.25% Senior Notes due 2018	213,677	213,677
6.875% Senior Notes due 2024	143,993	143,993
3.0% Senior Convertible Notes due 2018	363,018	363,018
7.5% Senior Notes due 2021	238,071	238,071
7.75% Senior Notes due 2019	101,077	101,077
9.25% Senior Notes due 2017	249,452	249,452
4.14% Promissory Note due 2017	4,006	4,006
Capital lease obligations	602	714
Total debt	2,763,896	2,764,008
Accounts payable	33,875	38,202
Accrued liabilities	133,513	133,938
Total liabilities subject to compromise	$2,931,284	$2,936,148

Interest Expense

The Debtors have discontinued recording interest on debt classified as liabilities subject to compromise on the Petition Date. Contractual interest on liabilities subject to compromise not reflected in the consolidated statements of operations was approximately $61.7 million, representing interest expense for the three months ended September 30, 2016.

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

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Chapter 11 Proceedings, Liquidity and Capital Resources  – (continued)

On May 28, 2016, the Debtors filed a supplement to the Plan, which included a schedule of assumed contracts and a schedule of rejected contracts, and since then have filed amended plan supplements and additional motions with respect to assumed and rejected contracts. The Debtors continue to review and analyze their contractual obligations to move contracts from the schedule of assumed contracts to the schedule of rejected contracts or from the schedule of rejected contracts to the schedule of amended contracts.

Potential Claims

The Debtors have filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. The schedules and statements may be subject to further amendment or modification after filing.

Certain holders of pre-petition claims are required to file proofs of claim by a certain date. As of November 4, 2016, 1,653 claims totaling approximately $43,356 million had been filed with the Bankruptcy Court against the Debtors. It is possible that claimants will file amended claims in the future, including claims amended to assign values to claims originally filed with no designated value. Through the claims resolution process, we have identified, and we expect to continue to identify, claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, have been later amended or superseded, are without merit, are overstated or for other reasons. We will file objections with the Bankruptcy Court as necessary for claims we believe should be disallowed. Claims we believe are allowable are reflected in “Liabilities Subject to Compromise” in the Consolidated Balance Sheets.

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

Reorganization Items

Reorganization items represent the direct and incremental costs of being in bankruptcy, such as professional fees. Reorganization items consist of the following for the three months ended September 30, 2016 (in thousands):

Three Months Ended September 30, 2016
Professional fees	$32,633
Total reorganization items	$32,633

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

CONDENSED COMBINED BALANCE SHEETS
(In Thousands)

	September 30, 2016	June 30, 2016
ASSETS
Current assets, net	$376,243	$373,447
Property and equipment, net	513,767	620,230
Restricted cash	25,565	25,548
Other assets	29,852	29,939
Total Assets	$945,427	$1,049,164
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities	$279,434	$255,490
Long-term liabilities	488,525	478,803
Accumulated losses in excess of equity investments	2,678,310	2,549,483
Liabilities subject to compromise	3,334,205	3,339,069
Stockholders' deficit	(5,835,047)	(5,573,681)
Total Liabilities and Stockholders' Deficit	$945,427	$1,049,164

CONDENSED COMBINED STATEMENT OF OPERATIONS
(In Thousands)

Three Months Ended September 30, 2016
Revenues	$141,485
Costs and Expenses
Impairment of oil and gas properties	86,820
Other costs and expenses	149,905
Total costs and expenses	236,725
Operating loss	(95,240)
Other Income (Expense)
Other expense, net	62
Interest expense	(4,838)
Total Other Expense, net	(4,776)
Net Loss Before Reorganization Items	(100,016)
Reorganization items	(32,633)
Net Loss Before Income Taxes	(132,649)
Income tax expense (benefit)	—
Net Loss	$(132,649)

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Chapter 11 Proceedings, Liquidity and Capital Resources  – (continued)

CONDENSED COMBINED STATEMENT OF CASH FLOWS
(In Thousands)

Three Months Ended September 30, 2016
Cash flow provided by operating activities	$20,128
Cash flow used in investing activities	(7,635)
Cash flow used in financing activities	(37)
Net increase in cash and cash equivalents	12,456
Cash and cash equivalents at beginning of period	202,257
Cash and cash equivalents at end of period	$214,713

Liquidity and Capital Resources

As of September 30, 2016, we had cash and cash equivalents of approximately $215.7 million and no available borrowing capacity under our Revolving Credit Facility. As of September 30, 2016, the total carrying value of our indebtedness was $2,864.2 million and was currently due as a result of filing the Bankruptcy Petitions which constituted an event of default with respect to our existing debt obligations. Our indebtedness was comprised of $100.3 million of secured indebtedness outstanding consisting of $99.4 million of principal under our Revolving Credit Facility and $0.9 million of payment “in-kind” (“PIK”) interest under Exit Facility Term Sheet with the lenders under First Lien Credit Agreement (the “Exit Facility Term Sheet”), $1,450 million of Second Lien Notes, $4.6 million in other secured indebtedness and $1,309.3 million of unsecured notes.

Subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petitions. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors' property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

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

Although we have lowered our capital budget and reduced the scale of our operations significantly, our business remains capital intensive. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees in connection with our Chapter 11 Cases as disclosed in the table under the caption Reorganization Items above and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 proceedings. The Company believes it has sufficient liquidity, including its cash on hand as of September 30, 2016 and funds generated from ongoing operations, to fund anticipated cash requirements through the Chapter 11 proceedings for minimum operating and capital

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Chapter 11 Proceedings, Liquidity and Capital Resources  – (continued)

expenditures and for working capital purposes and excluding principal and interest payments on our outstanding debt. As such, the Company expects to pay vendor, royalty and surety obligations on a go-forward basis according to the terms of our current contracts and consistent with applicable court orders approving such payments. The Company does not intend to seek debtor-in-possession financing at this time.

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

In addition, upon emergence from the Chapter 11 Cases, we will be required under the Exit Facility to have liquidity of at least $90 million per the Exit Facility Term Sheet with the Lenders under our First Lien Credit Agreement (the “Minimum Cash Balance”). While we expect the Exit Facility and Minimum Cash Balance described above to be available under the Plan, we may not be able to access adequate funding in the future as there will be no remaining available borrowing capacity contemplated under the Exit Facility, and there is no certainty that any new capacity will be created or that the Exit Facility may be refinanced on economically advantageous terms, and the Minimum Cash Balance and cash from operations may not be sufficient to otherwise fund our operations.

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

The Bankruptcy Court has entered a final order approving the Debtors’ use of cash collateral subject to the terms and conditions of such order, and the cash collateral budget, to use cash collateral for a certain period from the Petition Date and the Debtors have agreed to pursue the confirmation and implementation of

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Chapter 11 Proceedings, Liquidity and Capital Resources  – (continued)

the Plan within that certain period. The Debtors’ use of cash collateral is critical to their ability to operate during the course of the Chapter 11 Cases, to remain current on their post-petition operating costs, to pursue a reorganization pursuant to the Plan and to emerge successfully as a going concern from the Chapter 11 Cases.

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

The following table presents the final purchase price allocation to the assets acquired and liabilities assumed, based on their estimated fair values on August 11, 2015 (in thousands):

Oil and natural gas properties — evaluated	$73,910
Oil and natural gas properties — unevaluated	39,278
Asset retirement obligations	(66,700)
Net working capital*	(21,301)
Fair value of debt assumed	(25,187)
Cash paid	$—

*	Net working capital includes approximately $1.0 million in cash.

We have accounted for our acquisition using the acquisition method of accounting, and therefore, we have estimated the fair value of the assets acquired and liabilities assumed as of their respective acquisition dates. In the estimation of fair values of evaluated and unevaluated oil and natural gas properties and asset retirement obligations for the above acquisition, management used valuation techniques that convert future cash flows to single discounted amounts. Inputs to the valuation of oil and natural gas properties include estimates of: (i) oil and natural gas reserves; (ii) future operating and development costs; (iii) future oil and natural gas prices; and (iv) a discount factor used to calculate the discounted cash flow amount. Inputs into the valuation of the asset retirement obligations include estimates of: (i) plugging and abandonment costs per well and related facilities; (ii) remaining life per well and facilities; (iii) an inflation factor; and (iv) a credit adjusted risk-free interest rate. Fair value is based on subjective estimates and assumptions, which are inherently subject to significant uncertainties which are beyond our control. These assumptions represent Level 3 inputs, as further discussed in Note 17 — “Fair Value of Financial Instruments”.

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2016	June 30, 2016
Oil and natural gas properties
Proved properties	$9,835,260	$9,817,456
Less: accumulated depreciation, depletion, amortization and impairment	(9,373,906)	(9,256,513)
Proved properties, net	461,354	560,943
Unevaluated properties	36,420	42,212
Oil and natural gas properties, net	497,774	603,155
Other property and equipment	44,151	44,272
Less: accumulated depreciation	(27,598)	(26,662)
Other property and equipment, net	16,553	17,610
Total property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$514,327	$620,765

Under the full cost method of accounting at the end of each financial reporting period, we compare the present value of estimated future net cash flows from proved reserves (computed using the unweighted arithmetic average of the first-day-of-the-month historical price, net of applicable differentials, for each month within the previous 12-month period discounted at 10%, plus the lower of cost or fair market value of unproved properties and excluding cash flows related to estimated abandonment costs associated with developed properties) to the net full cost pool of oil and natural gas properties, net of related deferred income taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of these oil and natural gas properties exceed the estimated discounted future net cash flows, we are required to write-down the value of our oil and natural gas properties to the amount of the discounted cash flows. For the three months ended September 30, 2016, our ceiling test computation resulted in impairment of our oil and natural gas properties totaling $86.8 million. If the current low commodity price environment or downward trend in oil and natural gas prices continues, we may incur further impairment to our full cost pool in fiscal 2017 based on the average oil and natural gas price calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the previous 12-month period under the SEC pricing methodology. As of September 30, 2016, we had no proved undeveloped reserves within the proved reserve category.

Note 6 — Equity Method Investments

Prior to the M21K Acquisition on August 11, 2015 discussed previously in Note 4 — Acquisitions, we owned a 20% interest in EXXI M21K which is engaged in the acquisition, exploration, development and operation of oil and natural gas properties offshore in the Gulf of Mexico, through its wholly owned subsidiary, M21K. EGC received a management fee from M21K for providing administrative assistance in carrying out its operations. We also provided a guarantee related to the payment of asset retirement obligations and other liabilities of M21K. EXXI M21K was a guarantor of a $100 million first lien credit facility agreement entered into by M21K, which had a $40 million borrowing base and under which $28.0 million in loans and $1.2 million in letters of credit were outstanding as of June 30, 2015. At June 30, 2015, M21K was in default due to a breach of certain covenants under this agreement. On August 11, 2015, we acquired all of the equity interests of M21K and repaid the outstanding balance under the M21K credit facility. See Note 4 — Acquisitions and Note 13 — Related Party Transactions.

We recorded an equity loss of $10.7 million for the three months ended September 30, 2015.

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2016	June 30, 2016
Revolving Credit Facility	$100,325	$99,836
11.0% Senior Secured Second Lien Notes due 2020	1,450,000	1,450,000
8.25% Senior Notes due 2018	213,677	213,677
6.875% Senior Notes due 2024	143,993	143,993
3.0% Senior Convertible Notes due 2018	363,018	363,018
7.5% Senior Notes due 2021	238,071	238,071
7.75% Senior Notes due 2019	101,077	101,077
9.25% Senior Notes due 2017	249,452	249,452
4.14% Promissory Note due 2017	4,006	4,006
Capital lease obligations	615	714
Total debt	2,864,234	2,863,844
Less: current maturities	100,338	99,836
Less: liabilities subject to compromise (see Note 3)	2,763,896	2,764,008
Total long-term debt	$—	$—

During the year ended June 30, 2016, we repurchased certain of our unsecured notes in aggregate principal amounts as follows: $506.0 million of 6.875% Senior Notes due 2024 (the “6.875% Senior Notes”), $261.9 million of 7.5% Senior Notes due 2021(the “7.5% Senior Notes”), $148.9 million of 7.75% Senior Notes due 2019 (the “7.75% Senior Notes”), $296.3 million of 8.25% Senior Notes due 2018 (the “8.25% Senior Notes”) and $500.6 million of 9.25% Senior Notes due 2017 (the “9.25% Senior Notes”). We repurchased these notes in open market transactions at a total cost of approximately $215.9 million excluding accrued interest, and we recorded a gain on the repurchases totaling approximately $1,492.4 million, net of associated debt issuance costs and certain other expenses.

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

As a result of the covenant violations that existed at March 31, 2016 that were not cured prior to the filing of the Bankruptcy Petitions, EGC’s pre-petition secured indebtedness under the Revolving Credit Facility and Second Lien Notes, Energy XXI Ltd’s pre-petition unsecured indebtedness under the 3.0% Senior Convertible Notes, EGC’s pre-petition unsecured indebtedness under the 6.875% Senior Notes, the 7.5% Senior Notes, the 7.75% Senior Notes and the 9.25% Senior Notes and EPL’s pre-petition unsecured indebtedness under the 8.25% Senior Notes became immediately due and payable and any efforts to enforce such payment obligations are automatically stayed as a result of the Chapter 11 Cases. Accordingly, all of our outstanding indebtedness was classified as current in the consolidated balance sheet and we accelerated the amortization of the associated debt premium and original issue discount, fully amortizing those amounts as of March 31, 2016. In addition, except for amounts related to the Revolving Credit Facility, we accelerated the amortization of the remaining debt issuance costs related to our outstanding indebtedness, fully amortizing those costs as of March 31, 2016. The First Lien Agent supports the Plan, as modified. Accordingly, we have not accelerated the amortization of remaining debt issue costs related to the Revolving Credit Facility. We

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Long-Term Debt  – (continued)

continue to accrue interest on the Revolving Credit Facility subsequent to the Petition Date since we anticipate such interest will be allowed by the Bankruptcy Court to be paid to the Lenders. However, for all of our other indebtedness, in accordance with ASC 852, Reorganizations, we have accrued interest only up to the Petition Date. Contractual interest on liabilities subject to compromise not reflected in the consolidated statements of operations was approximately $61.7 million, representing interest expense for the three months ended September 30, 2016.

The Debtors filing of the Bankruptcy Petitions on the Petition Date constituted an event of default under the indenture governing EGC’s secured indebtedness and EGC’s, Energy XXI’s and EPL’s unsecured indebtedness and accelerated the indebtedness thereunder. However, even if our Plan meets other requirements under the Bankruptcy Code, creditors may not vote in favor of our Plan, and certain parties in interest may file objections to the Plan in an effort to persuade the Bankruptcy Court that we have not satisfied the confirmation requirements under section 1129 of the Bankruptcy Code. Further, even if no objections are filed and the requisite acceptances of our Plan are received from creditors entitled to vote on the Plan, the Bankruptcy Court, which can exercise substantial discretion, may not confirm the Plan. However, even if our Plan meets other requirements under the Bankruptcy Code, creditors may not vote in favor of our Plan, and certain parties in interest may file objections to the Plan in an effort to persuade the Bankruptcy Court that we have not satisfied the confirmation requirements under section 1129 of the Bankruptcy Code. Further, even if no objections are filed and the requisite acceptances of our Plan are received from creditors entitled to vote on the Plan, the Bankruptcy Court, which can exercise substantial discretion, may not confirm the Plan.

Additional information regarding the Chapter 11 proceedings is included in Note 3 — “Chapter 11 Proceedings, Liquidity and Capital Resources.”

Revolving Credit Facility

The Revolving Credit Facility was entered into by EGC in May 2011. The Revolving Credit Facility, as amended, had a maximum facility amount and borrowing base of $327.2 million as of September 30, 2016, of which such amount $99.4 million is the borrowing base under the sub-facility established for EPL. Borrowings under our First Lien Credit Agreement are limited to a borrowing base based on oil and natural gas reserve values, which are redetermined on a periodic basis. The scheduled date of maturity of the First Lien Credit Agreement is April 9, 2018.

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

The Company’s election to not make an interest payment on EPL’s 8.25% Senior Notes due on February 16, 2016 commenced a 30-day grace period, although such an election did not constitute an event of default under the indenture governing the 8.25% Senior Notes or any other debt instruments; however, under the Revolving Credit Facility agreement, the missed payment constituted a default under which no portion of the outstanding principal amount may be continued as a London Interbank Offered Rate (“LIBOR”), plus applicable margins ranging from 2.75% to 3.75% rate loan. Accordingly, on February 25, 2016, all the outstanding principal amounts was subjected to an alternate base rate based on the federal funds effective rate plus applicable margins ranging from 1.75% to 2.75%. The applicable commitment fee under the facility is 0.50%. As a result of the filing of the Bankruptcy Petitions, the highest of the margins currently applies and default interest is accruing under the facility through an additional 2.00% PIK interest. PIK interest totaling $0.9 million was accrued from the Petition Date through September 30, 2016.

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Long-Term Debt  – (continued)

As of September 30, 2016, we had $99.4 million in borrowings excluding $0.9 million of PIK interest and $227.8 million in letters of credit issued under the First Lien Credit Agreement.

Following the modification to the cash collateral order, which was approved by the Bankruptcy Court on October 24, 2016, approximately $30.1 million of restricted cash maintained by us related to our First Lien Credit Agreement was withdrawn on October 25, 2016 and applied to permanently reduce the amount outstanding under our First Lien Credit Agreement to $69.3 million, thereby resulting in a further reduction to the maximum facility amount and borrowing base to $297.1 million.

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

ENERGY XXI LTD
(Debtor-in-Possession)

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

ENERGY XXI LTD
(Debtor-in-Possession)

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

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Long-Term Debt  – (continued)

Interest Expense

Interest expense consisted of the following (in thousands):

	Three Months Ended September 30,
	2016	2015
Revolving Credit Facility	$4,347	$3,810
11.0% Second Lien Notes due 2020	—	40,203
8.25% Senior Notes due 2018	—	10,519
6.875% Senior Notes due 2024	—	11,032
3.0% Senior Convertible Notes due 2018	—	3,025
7.50% Senior Notes due 2021	—	7,785
7.75% Senior Notes due 2019	—	3,761
9.25% Senior Notes due 2017	—	17,344
4.14% Promissory Note due 2017	—	44
Amortization of debt issue cost – Revolving Credit Facility	361	676
Accretion of original debt issue discount, 11.0% Second Lien Notes due 2020	—	2,024
Amortization of debt issue cost – 11.0% Second Lien Notes due 2020	—	1,635
Amortization of fair value premium – 8.25% Senior Notes due 2018	—	(3,441)
Amortization of debt issue cost – 6.875% Senior Notes due 2024	—	282
Accretion of original debt issue discount, 3.0% Senior Convertible Notes due 2018	—	2,961
Amortization of debt issue cost – 3.0% Senior Convertible Notes due 2018	—	379
Amortization of debt issue cost – 7.50% Senior Notes due 2021	—	230
Amortization of debt issue cost – 7.75% Senior Notes due 2019	—	85
Amortization of debt issue cost – 9.25% Senior Notes due 2017	—	703
Derivative instruments financing and other	130	161
	$4,838	$103,218

Note 8 — Asset Retirement Obligations

The following table describes the changes in our asset retirement obligations (in thousands):

Balance at June 30, 2016	$537,619
Liabilities acquired	—
Liabilities incurred and true-up to liabilities settled	8,798
Liabilities settled	(16,953)
Revisions*	(8,540)
Accretion expense	19,437
Total balance at September 30, 2016	540,361
Less: current portion	64,937
Long-term balance at September 30, 2016	$475,424

*	This downward revision was primarily due to declining service costs resulting from the decline in commodity prices and decrease in demand for oil field services due to excess capacity.

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Derivative Financial Instruments

We have historically entered into hedging transactions to reduce exposure to fluctuations in the price of crude oil and natural gas. We enter into hedging transactions with multiple investment-grade rated counterparties, primarily financial institutions, to reduce the concentration of exposure to any individual counterparty. We use various instruments including financially settled crude oil and natural gas puts, put spreads, swaps, zero-cost collars and three-way collars in our hedging portfolio. Derivative financial instruments are recorded at fair value and included as either assets or liabilities in the accompanying consolidated balance sheets. Any gains or losses resulting from changes in fair value of our outstanding derivative financial instruments and from the settlement of derivative financial instruments are recognized in earnings and included in gain on derivative financial instruments as a component of revenues in the accompanying consolidated statement of operations.

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

The following table presents information about the components of the gain on derivative instruments (in thousands).

	Three Months Ended September 30,
Gain on derivative financial instruments	2016	2015
Cash settlements, net of purchased put premium amortization	$—	$18,742
Change in fair value	—	36,688
Total gain on derivative financial instruments	$—	$55,430

We monitor the creditworthiness of our counterparties. However, we are not able to predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Possible actions would be to transfer our position to another counterparty or request a voluntary termination of the derivative contracts resulting in a cash settlement. Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative instruments under lower commodity prices and could incur a loss. At September 30, 2016, we had no outstanding derivative contracts and, accordingly, no deposits for collateral with our counterparties.

ENERGY XXI LTD
(Debtor-in-Possession)

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

As described in Note 3 — “Chapter 11 Proceedings, Liquidity and Capital Resources,” pursuant to the Plan, it is expected that an order of the Bermuda court will be sought to dissolve Energy XXI Ltd under the laws of Bermuda following the Company’s emergence from Chapter 11, and (assuming that there are no assets available for distribution to equity under the Bermuda laws governing the payment of stakeholders in a Bermuda dissolution), existing equity holders would not receive distribution in respect of their equity interests in that dissolution. Accordingly any trading in shares of our common stock during the pendency of the Chapter 11 proceedings is highly speculative.

Our Board adopted a net operating loss (“NOL”) Shareholder Rights Agreement (the “Rights Plan”) designed to preserve substantial tax assets of our U.S. subsidiaries. The Rights Plan is intended to protect our tax benefits and to allow all of our existing shareholders to realize the long-term value of their investment in the Company. The Board adopted the Rights Plan after considering, among other matters, the estimated value of the tax benefits, the potential for diminution upon an ownership change, and the risk of an ownership change occurring. To implement the Rights Plan, the Board declared a non-taxable dividend of one preferred share purchase right (the “Rights”) for each outstanding share of common stock of Energy XXI. The Rights will trade with shares of our common stock and will expire on February 15, 2017, unless our shareholders ratify the Rights Plan prior to such date, in which case the term of the Rights Plan is extended to three years. The Board may terminate the Rights Plan or redeem the rights prior to the time the rights are triggered.

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

As of September 30, 2016, no ownership change as defined in Section 382 had occurred and no Rights had been exercised.

As of September 30, 2016, $83.2 million remains available for repurchases under the share repurchase program approved by our Board of Directors in May 2013. The share repurchase program has been indefinitely suspended to reduce capital needs.

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

As described in Note 3 — “Chapter 11 Proceedings, Liquidity and Capital Resources,” pursuant to the Plan, it is expected that an order of the Bermuda court will be sought to dissolve Energy XXI Ltd under the laws of Bermuda following the Company’s emergence from the Chapter 11 proceedings, and assuming that

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Stockholders’ Equity  – (continued)

there are no assets available for distribution to equity under the Bermuda laws governing the payment of stakeholders in a Bermuda dissolution, existing equity holders would not receive distribution in respect of their equity interests in that dissolution. Accordingly, as of the Petition Date, we are no longer accruing dividends on preferred stock. Preferred stock dividends that would have accrued for the three months ended September 30, 2016 totaled approximately $2.4 million.

Conversion of Preferred Stock

During the three months ended September 30, 2015, we cancelled and converted a total of 15,000 shares of our 5.625% Preferred Stock into a total of 157,148 shares of common stock using a conversion rate of 10.4765 common shares per preferred share.

Subsequent to the quarter ended September 30, 2016, we cancelled and converted a total of 90,906 shares of our 5.625% Preferred Stock into a total of 952,377 shares of common stock using a conversion rate of 10.4765 common shares per preferred share.

Notice Procedures and Transfer Restrictions

On April 14, 2016, the Debtors filed a motion (the “NOL Motion”) in the Bankruptcy Court for the entry of an order pursuant to Sections 105(a), 362 and 541 of the Bankruptcy Code to enable us to avoid limitations on the use of our tax NOL carryforwards and certain other tax attributes by imposing certain notice procedures and transfer restrictions on the acquisition (including by conversion) or disposition of the Company’s equity securities, including common stock, 5.625% Preferred Stock or 7.25% Preferred Stock (the “Stock”). The Bankruptcy Court granted the NOL Motion on an interim basis on April 15, 2016 and a final basis on May 19, 2016. In general, the final order granting the NOL motion (the “Order”) applies to any person or entity that, directly or indirectly, has (or would have, as a result of a proposed transaction) beneficial ownership of at least 4.9% of our outstanding Stock, as determined in accordance with applicable rules under Section 382 of the IRC (“Tax Ownership”).

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

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 — Supplemental Cash Flow Information

The following table presents our supplemental cash flow information (in thousands):

	Three Months Ended September 30,
	2016	2015
Cash paid for interest	$3,972	$134,346

The following table presents our non-cash investing and financing activities (in thousands):

	Three Months Ended September 30,
	2016	2015
Changes in capital expenditures and other accrued in accounts payable	$4,072	$12,792
Changes in asset retirement obligations	258	71,934
Note repurchases not yet settled reflected in accrued liabilities	—	(28,824)

Note 12 — Employee Benefit Plans

The Energy XXI Services, LLC 2006 Long-Term Incentive Plan (“Incentive Plan”).  We maintain an incentive and retention program for our employees. Participation shares (“Restricted Stock Units”) are issued from time to time at a value equal to our common share price at the time of issue. The Restricted Stock Units generally vest equally over a three-year period. When vesting occurs, we pay the employee an amount equal to the then current common share price times the number of Restricted Stock Units. We have also awarded performance units (“Performance Units”), including both time-based performance units (“Time-Based Performance Units”) and Total Shareholder Return (“TSR”) Performance-Based Units (“TSR Performance-Based Units”). Both the Time-Based Performance Units and TSR Performance-Based Units vest over a three-year period.

At our discretion, at the time the Restricted Stock Units and Performance Units vest, the amount due to employees will be settled in either common shares or cash. Historically, we have settled all vesting Restricted Stock Units awards in cash and accordingly they are accounted for under the liability method. The July 2015 vesting of the July 2014, 2013, and 2012 Performance Unit awards were also settled in cash. Subsequent to the Petition Date, any vesting of Restricted Stock Units or the Performance Units is accrued but not payable. Settlement with respect to the July 2016 vesting of the July 2015, 2014 and 2013 equity awards cannot be made without approval of the Bankruptcy Court, which approval is not currently being sought. Consequently, no payments were made with respect to Restricted Stock Units and Performance Units that vested in July 2016 although the value associated with the vesting of such awards became determined and fixed on July 21, 2016. The holders of those awards will have an unsecured claim against the Company for the amount of payment associated with the July 2016 vesting.

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

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 — Employee Benefit Plans  – (continued)

We recognized compensation expense related to our outstanding Restricted Stock Units and Performance Units as follows (in thousands):

	Three Months Ended September 30,
	2016	2015
Restricted Stock Units	$70	$(3,080)
Performance Units	59	311
Total compensation expense recognized	$129	$(2,769)

As of September 30, 2016, we had 4,130,611 unvested Restricted Stock Units, 62,667 Time-Based Performance Units and 1,346,108 TSR Performance Based Units.

Pursuant to the Plan filed on our Chapter 11 Cases, the Debtors will reject all existing employment agreements or other severance arrangements with management and any existing management incentive programs on the date the Plan becomes effective.

As described in Note 3 — “Chapter 11 Proceedings, Liquidity and Capital Resources,” it is expected that the dissolution of Energy XXI Ltd will be completed under the laws of Bermuda following the confirmation of the Plan by the Bankruptcy Court, and, given that it is unlikely to have assets available for distribution, existing equity holders would receive no distributions in respect of that equity in that dissolution. As currently proposed, the Plan includes a new long-term Management Incentive Plan for the Company upon emergence from the Chapter 11 proceedings. Such Management Incentive Plan will reserve up to 5% of the total New Equity on a fully diluted basis and will be a comprehensive equity based award plan with equity based awards (including stock option and restricted stock units) to be issued on terms and conditions determined by the board of directors of the New Entity.

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

On August 11, 2015, we acquired all of the equity interests in M21K and repaid the outstanding balance under the M21K credit facility of $25.2 million.

Effective January 15, 2015, our Board of Directors appointed one of its members, James LaChance, to serve as our interim Chief Strategic Officer. In that position, Mr. LaChance pursued discussions with our lenders and noteholders to improve our available capital, leverage ratios and average debt maturity, as directed by our Chief Executive Officer, in consultation with the Board. Mr. LaChance’s duties as interim Chief Strategic Officer were separate from, and in addition to, his responsibilities as a member of the Board of Directors. In light of the significant increase in the amount of time Mr. LaChance was required to spend performing in that new role, we and Mr. LaChance entered into an interim Chief Strategic Officer consulting

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Related Party Transactions  – (continued)

agreement (the “Consulting Agreement”), with an effective date of January 15, 2015. Under the Consulting Agreement, Mr. LaChance was paid $200,000 per month for his services as interim Chief Strategic Officer. The consulting agreement expired on July 15, 2015. Mr. LaChance earned and was paid consulting fees of $1.2 million under the Consulting Agreement.

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

On October 9, 2015, the Board determined that the positions of Chief Executive Officer and Chairman of the Board should be held by two different individuals. As a result of that determination, the Board elected Mr. LaChance to serve as Chairman of the Board, effective as of October 15, 2015, to serve in such capacity until the earlier of his resignation or removal. Mr. LaChance will not receive any compensation for serving as Chairman of the Board, other than pursuant to director compensation programs that are applicable to other non-employee directors. Pursuant to the Plan, the board of directors of the reorganized Debtors upon emergence from the Chapter 11 Cases shall consist of six persons to be designated by the Second Lien Plan Support Parties and, John D. Schiller, Jr., the Company’s current President and Chief Executive Officer.

During the years ended June 30, 2015 and 2014, the Company’s Chief Executive Officer borrowed funds from personal acquaintances or their affiliates, certain of whom provide services to the Company. During the three months ended September 30, 2016 and 2015, certain of those lenders provided services to the Company totaling $1.0 million and $17.5 million, respectively. During 2014, one of our directors made a personal loan to the Chief Executive Officer at a time prior to becoming a director of the Company but while a managing director at Mount Kellett Capital Management LP, which at the time owned a majority interest in Energy XXI M21K and 6.3% of the Company’s common stock.

From time to time, we have entered into arrangements in the ordinary course of business with entities in which Cornelius Dupré II, who was appointed to our Board of Directors in October 2010, has an ownership interest. These entities provide us with oil field services, and during the three months ended September 30, 2016 and 2015 we made aggregate payments of approximately $0 and $1.7 million, respectively to these entities for those services.

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	Three Months Ended September 30,
	2016	2015
Net loss	$(131,146)	$(573,392)
Preferred stock dividends	—	2,854
Net loss attributable to common stockholders	$(131,146)	$(576,246)
Weighted average shares outstanding for basic EPS	97,824	94,778
Add dilutive securities	—	—
Weighted average shares outstanding for diluted EPS	97,824	94,778
Loss per share
Basic and Diluted	$(1.34)	$(6.08)

For the three months ended September 30, 2016 and 2015, 7,113,391 and 9,107,588 shares of potential common stock, respectively, were excluded from the diluted average shares due to an anti-dilutive effect.

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

Lease Commitments.  We had non-cancelable operating leases for office space and other assets that expire through December 31, 2022. In addition, on June 30, 2015, we entered into an operating lease agreement for the Grand Isle Gathering System as further described below. On October 4, 2016, the operating lease for office space was modified to expire on December 31, 2018, thereby reducing the contractual obligation related to the office lease by approximately $19.7 million.

For the three months ended September 30, 2016 and 2015, rent expense, including rent incurred on short-term leases but excluding GIGS, described below, was approximately $1.4 million and $1.4 million, respectively.

On June 30, 2015, in connection with the closing of the sale of the Grand Isle Gathering System, Energy XXI GIGS Services, LLC, an indirect wholly-owned subsidiary of the Company (the “Tenant”), entered into a triple-net lease (the “GIGS Lease”) with Grand Isle Corridor, LP (“Grand Isle Corridor”) pursuant to which we will continue to operate the Grand Isle Gathering System. The primary term of the GIGS Lease is 11 years from the closing of the sale, with one renewal option, which will be the lesser of nine years or 75% of the expected remaining useful life of the Grand Isle Gathering System. The operating lease utilizes a

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15 — Commitments and Contingencies  – (continued)

minimum rent plus a variable rent structure, which is linked to the oil revenues we realize from the Grand Isle Gathering System above a predetermined oil revenue threshold. During the initial term, we will make fixed minimum monthly rental payments, which vary over the term of the lease. The aggregate annual minimum cash monthly payments for the first twelve months of the GIGS Lease total $31.5 million, and such payment amounts average $40.5 million per year over the life of the lease. Under the terms of the GIGS Lease, we retain any revenues generated from transporting third party volumes.

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

Letters of Credit and Performance Bonds.  As of September 30, 2016, we had $388.4 million of performance bonds outstanding and $225 million in letters of credit issued to a third party relating to assets in the Gulf of Mexico. We are a lessee and operator of oil and natural gas leases on the federal Outer Continental Shelf (“OCS”) and our operations on these leases in the Gulf of Mexico are subject to regulation by the Bureau of Safety and Environmental Enforcement (“BSEE”) and the BOEM. These leases must comply with detailed BSEE and BOEM regulations and orders issued pursuant to various federal laws. Consequently, as of September 30, 2016, we have submitted approximately $226.7 million of our performance bonds in the form of general or supplemental bonds issued to the BOEM that may be accessed and used by the BOEM to assure our commitment to comply with our lease obligations, including decommissioning obligations. We also maintain approximately $161.7 million in performance bonds issued not to the BOEM but rather to predecessor third party assignors, including certain state regulatory bodies, of certain of the wells and facilities on these leases pursuant to a contractual commitment made by us to those third parties at the time of assignment with respect to the eventual decommissioning of those wells and facilities.

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15 — Commitments and Contingencies  – (continued)

In April 2015, we received letters from the BOEM stating that certain of our subsidiaries no longer qualify for exemption from certain supplemental bonding requirements for potential offshore decommissioning obligations and that certain of our subsidiaries must provide approximately $1,000 million in supplemental bonding or other financial assurance for our offshore oil and gas leases, rights-of-way, and rights-of-use and easements. In October 2015, we received information from the BOEM that we could receive additional demands of supplemental bonding or other financial assurance for amounts in addition to the $1,000 million initially sought by the BOEM in April 2015, primarily relating to certain leases in which we have a legal interest that were no longer exempt from supplemental bonding as a result of co-lessees losing their exemptions. Since April 2015, we have had a series of discussions and exchanges of information with the BOEM regarding our submittal of additional supplemental bonding or other financial assurance with respect to offshore oil and gas interests that has resulted in, among other things: (i) our submittal of $150 million and $21.1 million in supplemental bonds to the BOEM in June 2015 and December 2015, respectively (which bond amounts are reflected in the $226.7 million in general and/or supplemental bonds discussed above); (ii) our selling of the East Bay field on June 30, 2015 that served to reduce by $178 million the $1,000 million of supplemental bonding or other financial assurance required by the BOEM in April 2015; and (iii) the BOEM’s agreement to, and execution of, a long-term financial assurance plan (the “Long-Term Plan”) on February 25, 2016 that is intended to address the supplemental bonding and other financial assurance concerns expressed to us by the BOEM in April and October 2015.

It is anticipated that we will continue to perform our obligations under the Long-Term Plan during the pendency of the Chapter 11 Cases and in connection with the consummation of our restructuring. On April 26, 2016, pursuant to the redetermination of our plugging and abandonment liabilities with a third party, it was agreed that subsequent to the Company’s emergence from the Chapter 11 proceedings, the letters of credit issued in favor the third party would be reduced to $200 million from the existing amount of $225 million. We submitted an amended and supplemental plan to the BOEM on June 28, 2016 and are currently awaiting their further response.

On July 14, 2016, the BOEM issued a new Notice to Lessees and Operators (“NTL”) regarding the need for additional security to satisfy decommissioning obligations and eliminating previous exemptions from the posting of financial assurances. Consistent with the BOEM’s planned implementation of the new NTL, we received proposal letters in October 2016 outlining what additional security the BOEM proposes to require from us and other parties liable for leases, right of way (“ROW”) and right of use and easement (“RUE”) decommissioning obligations. We are reviewing these proposal letters for accuracy and, as permitted by the proposal letters, expect to submit notice to the BOEM of our election to dispute certain of the proposed amounts included therein. We intend to work cooperatively with BOEM to determine the appropriate amount of financial assurances required to be posted pursuant to the new NTL. Notwithstanding the BOEM’s July 14, 2016 NTL, the BOEM may also bolster its financial assurance requirements mandated by rule for all companies operating in federal waters. The future cost of compliance with our existing supplemental bonding requirements, including the obligations imposed upon us under the Long-Term Plan and the July 14, 2016 NTL, any other future BOEM directives, or any other changes to the BOEM’s rules applicable to us or our subsidiaries’ properties could materially and adversely affect our financial condition, cash flows, and results of operations.

In addition, although we currently have $49.6 million (of which $0.3 million was paid in October 2016) in cash collateral provided to surety companies associated with the bonding requirements of the BOEM and third party assignors, we may be required to provide additional cash collateral in the future-to support the issuance of such bonds or other financial security. While we are currently in compliance, we can provide no future assurance that we can continue to obtain bonds or other surety in all cases or that we will have sufficient operating cash flows to support such supplemental bonding requirements. If we are unable to obtain

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15 — Commitments and Contingencies  – (continued)

the additional required bonds or assurances as requested, the BOEM may have any of our operations on federal leases to be suspended or cancelled or otherwise impose monetary penalties and one or more of such actions could have a material effect on our business, prospects, results of operations, financial condition, and liquidity.

Other.  We maintain restricted escrow funds as required by certain contractual arrangements. At September 30, 2016, our restricted cash included $30.1 million related to the First Lien Credit Agreement, $25.5 million in cash collateral associated with our bonding requirements, $1.7 million related to the GIGS transaction and approximately $6.0 million in a trust for future plugging, abandonment and other decommissioning costs related to the East Bay field which will be transferred to the buyer of our interests in that field.

Following the modification to the cash collateral order, which was approved by the Bankruptcy Court on October 24, 2016, the $30.1 million of restricted cash maintained by us related to our First Lien Credit Agreement was withdrawn on October 25, 2016 and applied to permanently reduce the amount outstanding under our First Lien Credit Agreement.

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

Note 16 — Income Taxes

We are a Bermuda company and are generally not subject to income tax in Bermuda. We have historically operated through our various subsidiaries in the United States, and, accordingly, U.S. income taxes have been provided based upon those U.S. operations and U.S. withholding tax on interest owed to our Bermuda parent on intercompany indebtedness. Pursuant to the Plan discussed in Note 3 — “Chapter 11 Proceedings, Liquidity and Capital Resources,” we filed bankruptcy and dissolution petitions in the United States and Bermuda, respectively, on the Petition Date. These filings generally had no immediate effect on the Company’s income tax year or income tax reporting requirements, but will likely have future effects as discussed below.

Historically, our Bermuda companies recorded income tax expense reflecting 30% U.S. withholding tax on any interest (and interest equivalents) accrued on indebtedness of the U.S. companies held by them. As of

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16 — Income Taxes  – (continued)

September 30, 2016, we have recorded $81.6 million in withholding taxes attributable to accrued but unpaid interest. This accrual policy changed effective with our bankruptcy filing on the Petition Date, in light of the Plan, as such, during the three months ended September 30, 2016, we have not made any additional accruals or cash withholding tax payments on interest expense or management fees paid to our Bermuda entities, nor do we expect any such payments in the foreseeable future. We record the 30% withholding tax as a separate line item which is offset by other U.S. federal deferred tax assets in the consolidated financial statements to arrive at the zero net deferred tax asset/liability amounts presented. This accrued income tax liability related to withholding on interest expense due to our Bermuda parent is not a current liability due nor was listed as a pre-petition tax liability in our bankruptcy petition filed on the Petition Date. When combined with the significant valuation allowance, there is no net deferred tax asset or deferred tax liability presented on the consolidated balance sheets. We have recorded this valuation allowance because we do not believe, on a more likely than not basis, that our net deferred tax assets from any source are realizable. Our estimated effective income tax rate (benefit) for the period is zero, as our continuing losses do not result in any current or deferred income tax expense, but do not allow us to record a deferred tax asset as we have previously recorded a valuation allowance against all net deferred tax assets as discussed above. Additionally, for the three months ended September 30, 2016, we have determined our quarterly income tax expense (benefit) on a year-to-date basis, as, when considering the uncertainty from the pending restructuring events in the upcoming bankruptcy court proceedings, we do not believe that we are able to make a reliable determination of annual pre-tax income or loss. This is a change in estimation procedure from prior periods that results from the uncertainty of the effects of the bankruptcy proceeding.

We have historically paid no significant U.S. cash income taxes (exclusive of withholding tax on Bermuda interest expense discussed above) due to the election to expense intangible drilling costs and the presence of our NOL carryforwards. Section 61(a)(12) of the IRC generally provides, in pertinent part, that income from the discharge of indebtedness (“CODI”) is treated as ordinary income subject to current taxation. The Company has completed several purchases of indebtedness during the prior year at less than the issued amount of the indebtedness, which constitutes CODI. The U.S. Alternative Minimum Tax (“AMT”) only allows offset of 90% of AMT income by NOL carryforwards (with certain limited exceptions for 2009 and 2010 generated NOL’s), with the balance of income being taxed at 20%. IRC section 108(a)(1) provides that CODI may be excluded from taxable income of a debtor if the discharge occurred: (i) while the debtor was subject to a Title 11 (or similar) proceeding (such as a Chapter 11 filing), or (ii) while insolvent. The significance of exclusion treatment is that an NOL carryforward is not required to shield excluded CODI. If NOL’s were used to offset CODI (or other taxable income), the Company would be subject to a current cash AMT payment due to the 90% limitation in NOL usage against this tax. We believe, more likely than not, that prior to the bankruptcy filing, the Company was, for income tax purposes, insolvent as defined in IRC section 108(a)(1)(B) at the times of significant indebtedness repurchases and thus the exclusion applies to significant indebtedness repurchases that constitute CODI. As such, we presently do not expect to make any cash AMT payments during this fiscal year. If any such AMT payments were required, we believe that, under present circumstances, we would not be able to record a net deferred tax asset for these payments, even though they result in a Minimum Tax Credit usable against future regular income tax with no expiration period. Thus, we believe that any current-year cash AMT payments would have a negative impact on earnings. We revise our ongoing estimated AMT obligation each quarter during the year and revise our expected income tax rate and cash tax payment disclosure accordingly.

In accordance with IRC Section 382 certain transfers of our equity, or issuances of equity in connection with our restructuring, may impair our ability to utilize our U.S. federal income tax NOL carryforwards and the tax basis of property (“Tax Attributes”) to offset future taxable income. A corporation is generally permitted to deduct from taxable income (or offset resulting income tax, in the case of credits) in any year NOL’s carried forward from prior years as well as certain DD&A cost recovery deductions relating to the

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16 — Income Taxes  – (continued)

recovery of its tax basis in properties post-discharge. We experienced an ownership change on June 20, 2008, and a second ownership change on November 3, 2010. EPL similarly experienced an ownership change in 2009 and upon its acquisition in 2014.

As described in detail in Note 10 — Stockholders’ Equity — Notice Procedures and Transfer Restrictions, the Bankruptcy Court has entered an interim order that places certain limitations on trading in our equity during the pendency of the Chapter 11 Cases. Additional limitations pursuant to IRC section 382 can apply based upon the enterprise value of the Company upon exit, and many of these factors are based upon market elements and the results of negotiations that are forthcoming and are beyond the control of the Company. Despite these precautions, we can provide no assurances that these tax law limitations, market factors, or results of negotiations will prevent an “ownership change” or otherwise inhibit our ability to utilize our NOL’s or other Tax Attribute carryforwards as a result of our reorganization due to IRC section 382 ownership change limitations. Additionally, Tax Attribute reduction resulting from CODI exclusion is generally required irrespective of the application of IRC section 382 to changes in ownership of the Company. Accordingly, we expect that our Tax Attributes available for use after Company’s emergence from the Chapter 11 proceedings will be significantly limited.

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

ENERGY XXI LTD
(Debtor-in-Possession)

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

During the three months ended September 30, 2016, we did not have any transfers from or to Level 3. The following table presents the fair value of our Level 1 financial instruments (in thousands):

	Level 1
	As of September 30, 2016	As of June 30, 2016
Assets:	$—	$—
Liabilities:
Restricted stock units	$157	$87
Time-based performance units	1,049	988
Total liabilities	$1,206	$1,075

The following table sets forth the carrying values and estimated fair values of our long-term debt instruments which are classified as Level 2 financial instruments (in thousands):

	September 30, 2016		June 30, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit facility	$100,325	$100,325	$99,836	$99,836
11% Senior Secured Second Lien Notes due 2020	1,450,000	584,539	1,450,000	587,250
8.25% Senior Notes due 2018	213,677	32,586	213,677	28,633
6.875% Senior Notes due 2024	143,993	14,310	143,993	16,559
3.0% Senior Convertible Notes due 2018	363,018	2,592	363,018	1,472
7.5% Senior Notes due 2021	238,071	22,469	238,071	25,807
7.75% Senior Notes due 2019	101,077	9,413	101,077	9,875
9.25% Senior Notes due 2017	249,452	20,737	249,452	25,943
	$2,859,613	$786,971	$2,859,124	$795,375

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Second Lien Notes, the 8.25% Senior Notes, the 6.875% Senior Notes, and the 7.5% Senior Notes each contain an option to redeem up to 35% of the aggregate principal amount of the respective notes outstanding with the net cash proceeds of certain equity offerings. Such options are considered embedded derivatives and are classified as Level 3 financial instruments for which the estimated fair values at September 30, 2016 are not material.

The following table sets forth our Level 3 financial instruments (in thousands):

	Three Months Ended September 30,
	2016	2015
Liabilities:
Performance-based performance units
Balance at beginning of period	$18	$33
Vested	—	—
Grants charged to general and administrative expense	(3)	(32)
Balance at end of period	$15	$1

Note 18 — Prepayments and Accrued Liabilities

Prepayments and accrued liabilities consist of the following (in thousands):

	September 30, 2016	June 30, 2016
Prepaid expenses and other current assets
Advances to joint interest partners	$891	$974
Insurance	14,217	13,726
Inventory	424	423
Royalty deposit	1,273	2,168
Debt issue costs	2,247	2,571
Other	9,160	9,166
Total prepaid expenses and other current assets	$28,212	$29,028
Accrued liabilities
Advances from joint interest partners	374	—
Employee benefits and payroll	8,378	7,377
Undistributed oil and gas proceeds	14,114	12,611
Severance taxes payable	583	619
Reorganization professional fees payable	29,190	12,142
Other	4,665	7,679
Total accrued liabilities	$57,304	$40,428

ENERGY XXI LTD
(Debtor-in-Possession)

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
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 19 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
(Debtor-in-Possession)

CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)

	September 30, 2016
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
ASSETS
Current Assets
Cash and cash equivalents	$19,877	$181,940	$14,117	$—	$(221)	$215,713
Accounts receivable
Oil and natural gas sales	—	—	36,466	26,762	(3,293)	59,935
Joint interest billings	—	2,473	1,203	2,251	1	5,928
Other	—	750	1,577	5,250	(1,819)	5,758
Prepaid expenses and other current assets	93	21,340	508	6,271	—	28,212
Restricted cash	—	550	350	38,096	—	38,996
Total Current Assets	19,970	207,053	54,221	78,630	(5,332)	354,542
Property and Equipment
Oil and natural gas properties, net	—	—	206,992	290,781	1	497,774
Other property and equipment, net	—	—	1,460	15,093	—	16,553
Total Property and Equipment, net	—	—	208,452	305,874	1	514,327
Other Assets
Derivative financial instruments	—	—	—	—		—
Equity investments	—	—	—	1,515,790	(1,515,790)	—
Intercompany receivables	179,571	2,178,737	75,480	968,332	(3,402,120)	—
Restricted cash	—	25,565	—	—	—	25,565
Other assets and debt issuance costs, net	172,697	347,173	2,832	6,325	(498,802)	30,225
Total Other Assets	352,268	2,551,475	78,312	2,490,447	(5,416,712)	55,790
Total Assets	$372,238	$2,758,528	$340,985	$2,874,951	$(5,422,043)	$924,659
LIABILITIES
Current Liabilities
Accounts payable	$—	$10,176	$28,608	$23,692	$(4,974)	$57,502
Accrued liabilities	15	547	9,608	47,481	(347)	57,304
Asset retirement obligations	—	—	21,366	43,571	—	64,937
Current maturities of long-term debt	—	—	—	100,338	—	100,338
Total Current Liabilities	15	10,723	59,582	215,082	(5,321)	280,081
Long-term debt, less current maturities	—	—	—	245,000	(245,000)	—
Deferred income taxes	28,121	—	—	—	(28,121)	—
Asset retirement obligations	—	50	305,460	177,989	(8,075)	475,424
Accumulated losses in excess of equity investments	2,715,908	2,461,974	—	—	(5,177,882)	—
Intercompany payables	—	—	—	33,492	(33,492)	—
Other liabilities	—	5,258	6,894	10,840	—	22,992
Total Liabilities Not Subject to Compromise	2,744,044	2,478,005	371,936	682,403	(5,497,891)	778,497
Liabilities subject to compromise	413,316	2,690,563	1,838,801	2,128,712	(4,140,108)	2,931,284
Total Liabilities	3,157,360	5,168,568	2,210,737	2,811,115	(9,637,999)	3,709,781
Stockholders’ Equity (Deficit)
Preferred stock
7.25% Convertible perpetual preferred stock	—	—	—	—	—	—
5.625% Convertible perpetual preferred stock	1	—	—	—	—	1
Common stock	488	1	—	12	(13)	488
Additional paid-in capital	1,845,793	2,268,590	114,825	7,394,232	(9,777,647)	1,845,793
Accumulated deficit	(4,631,404)	(4,678,631)	(1,984,577)	(7,330,408)	13,993,616	(4,631,404)
Total Stockholders’ Equity (Deficit)	(2,785,122)	(2,410,040)	(1,869,752)	63,836	4,215,956	(2,785,122)
Total Liabilities and Stockholders’ Equity (Deficit)	$372,238	$2,758,528	$340,985	$2,874,951	$(5,422,043)	$924,659

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 19 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
(Debtor-in-Possession)

CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2016
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
ASSETS
Current Assets
Cash and cash equivalents	$20,830	$175,168	$7,500	$—	$(240)	$203,258
Accounts receivable
Oil and natural gas sales	—	—	40,224	24,970	(1,550)	63,644
Joint interest billings	—	2,912	1,263	4,595	—	8,770
Other	—	756	1,681	4,611	(1,829)	5,219
Prepaid expenses and other current assets	314	19,143	1,306	8,265	—	29,028
Restricted cash	—	550	350	38,065	—	38,965
Total Current Assets	21,144	198,529	52,324	80,506	(3,619)	348,884
Property and Equipment
Oil and natural gas properties, net	—	—	267,299	335,487	369	603,155
Other property and equipment, net	—	—	1,508	16,102	—	17,610
Total Property and Equipment, net	—	—	268,807	351,589	369	620,765
Other Assets
Equity investments	—	—	—	1,629,890	(1,629,890)	—
Intercompany receivables	179,362	2,210,801	65,396	945,587	(3,401,146)	—
Restricted cash	—	25,548	—	—	—	25,548
Other assets and debt issuance costs, net	172,697	347,173	2,832	6,412	(498,877)	30,237
Total Other Assets	352,059	2,583,522	68,228	2,581,889	(5,529,913)	55,785
Total Assets	$373,203	$2,782,051	$389,359	$3,013,984	$(5,533,163)	$1,025,434
LIABILITIES
Current Liabilities
Accounts payable	$—	$7,961	$23,030	$16,311	$(3,118)	$44,184
Accrued liabilities	12	748	8,463	31,699	(494)	40,428
Asset retirement obligations	—	—	25,367	46,350	—	71,717
Current maturities of long-term debt	—	—	—	99,836	—	99,836
Total Current Liabilities	12	8,709	56,860	194,196	(3,612)	256,165
Long-term debt, less current maturities	—	—	—	245,000	(245,000)	—
Intercompany notes payable	—	—	—	26,859	(26,859)	—
Deferred income taxes	28,121	—	—	—	(28,121)
Asset retirement obligations	—	50	295,872	177,855	(7,875)	465,902
Accumulated losses in excess of equity investments	2,585,839	2,371,106	—	—	(4,956,945)	—
Other liabilities	—	5,258	6,893	9,153	—	21,304
Total Liabilities Not Subject to Compromise	2,613,972	2,385,123	359,625	653,063	(5,268,412)	743,371
Liabilities subject to compromise	413,316	2,692,867	1,839,124	2,129,975	(4,139,134)	2,936,148
Total Liabilities	3,027,288	5,077,990	2,198,749	2,783,038	(9,407,546)	3,679,519
Stockholders’ Equity (Deficit)
Preferred stock
7.25% Convertible perpetual preferred stock	—	—	—	—	—	—
5.625% Convertible perpetual preferred stock	1	—	—	—	—	1
Common stock	488	1	—	12	(13)	488
Additional paid-in capital	1,845,684	2,252,447	114,825	7,378,089	(9,745,361)	1,845,684
Accumulated earnings (deficit)	(4,500,258)	(4,548,387)	(1,924,215)	(7,147,155)	13,619,757	(4,500,258)
Total Stockholders’ Equity (Deficit)	(2,654,085)	(2,295,939)	(1,809,390)	230,946	3,874,383	(2,654,085)
Total Liabilities and Stockholders’ Equity (Deficit)	$373,203	$2,782,051	$389,359	$3,013,984	$(5,533,163)	$1,025,434

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 19 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
(Debtor-in-Possession)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2016
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenues
Oil sales	$—	$1,229	$75,332	$60,775	$(12,460)	$124,876
Natural gas sales	—	—	9,091	8,644	—	17,735
Total Revenues	—	1,229	84,423	69,419	(12,460)	142,611
Costs and Expenses
Lease operating	—	559	41,450	39,248	(12,461)	68,796
Production taxes	—	—	214	—	—	214
Gathering and transportation	—	—	14,149	—	(76)	14,073
Depreciation, depletion and amortization	—	—	13,164	19,276	(867)	31,573
Accretion of asset retirement obligations	—	—	11,702	7,935	(200)	19,437
Impairment of oil and natural gas properties	—	—	55,346	30,233	1,241	86,820
General and administrative expense	832	334	8,760	5,509	—	15,435
Total Costs and Expenses	832	893	144,785	102,201	(12,363)	236,348
Operating Income (Loss)	(832)	336	(60,362)	(32,782)	(97)	(93,737)
Other Income (Expense)
Income (loss) from equity method investees	(126,122)	(107,011)	—	(130,244)	363,377	—
Other income (expense), net	1	34	—	27	—	62
Interest expense	—	(2,661)	—	(8,809)	6,632	(4,838)
Total Other Income (Expense), net	(126,121)	(109,638)	—	(139,026)	370,009	(4,776)
Income (Loss) Before Reorganization Items and Income Taxes	(126,953)	(109,302)	(60,362)	(171,808)	369,912	(98,513)
Reorganization items	(246)	(20,942)	—	(11,445)	—	(32,633)
Income (Loss) Before Income Taxes	(127,199)	(130,244)	(60,362)	(183,253)	369,912	(131,146)
Income Tax Expense (Benefit)	3,947	—	—	—	(3,947)	—
Net Income (Loss) Attributable to Common Stockholders	$(131,146)	$(130,244)	$(60,362)	$(183,253)	$373,859	$(131,146)

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 19 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
(Debtor-in-Possession)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2015
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenues
Oil sales	$—	$—	$92,318	$95,102	$(8,512)	$178,908
Natural gas sales	—	—	10,867	12,618	—	23,485
Gain on derivative financial instruments	—	52,561	91	2,778	—	55,430
Total Revenues	—	52,561	103,276	110,498	(8,512)	257,823
Costs and Expenses
Lease operating	—	1,916	53,296	47,919	(8,509)	94,622
Production taxes	—	9	407	341	—	757
Gathering and transportation	—	—	15,052	—	(74)	14,978
Depreciation, depletion and amortization	—	—	65,624	58,466	(66)	124,024
Accretion of asset retirement obligations	—	—	8,043	6,922	(181)	14,784
Impairment of oil and natural gas properties	—	—	546,386	308,161	50,122	904,669
General and administrative expense	3,074	4,174	7,822	7,119	—	22,189
Total Costs and Expenses	3,074	6,099	696,630	428,928	41,292	1,176,023
Operating Income (Loss)	(3,074)	46,462	(593,354)	(318,430)	(49,804)	(918,200)
Other Income (Expense)
Income (Loss) from equity method investees	(568,503)	(987,735)	(9,687)	(563,202)	2,118,381	(10,746)
Other income (expense), net	4,550	8,881	3	4,500	(17,440)	494
Gain on early extinguishment of debt	—	458,278	—	—	—	458,278
Interest expense	(6,365)	(88,028)	(63)	(32,953)	24,191	(103,218)
Total Other Income (Expense), net	(570,318)	(608,604)	(9,747)	(591,655)	2,125,132	344,808
Income (Loss) Before Income Taxes	(573,392)	(562,142)	(603,101)	(910,085)	2,075,328	(573,392)
Income Tax Expense (Benefit)	—	—	—	—	—	—
Net Income (Loss)	(573,392)	(562,142)	(603,101)	(910,085)	2,075,328	(573,392)
Preferred Stock Dividends	2,854	—	—	—	—	2,854
Net Income (Loss) Attributable to Common Stockholders	$(576,246)	$(562,142)	$(603,101)	$(910,085)	$2,075,328	$(576,246)

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 19 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
(Debtor-in-Possession)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended September 30, 2016
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
Cash Flows From Operating Activities
Net income (loss)	$(131,146)	$(130,244)	$(60,362)	$(183,253)	$373,859	$(131,146)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	—	13,164	19,276	(867)	31,573
Impairment of oil and natural gas properties	—	—	55,346	30,233	1,241	86,820
Accretion of asset retirement obligations	—	—	11,702	7,935	(200)	19,437
Loss (income) from equity method investees	126,122	107,011	—	130,244	(363,377)	—
Amortization and write off of debt issuance costs and other	—	286	—	666	(76)	876
Deferred rent	—	—	—	1,685	—	1,685
Stock-based compensation	109	—	—	—	—	109
Changes in operating assets and liabilities
Accounts receivable	—	2,326	3,922	(90)	(146)	6,012
Prepaid expenses and other assets	218	(2,454)	800	1,969	1	534
Settlement of asset retirement obligations	—	—	(9,551)	(7,402)	—	(16,953)
Accounts payable and accrued liabilities	3,744	29,890	(4,316)	2,299	(10,413)	21,204
Net Cash Provided by (Used in) Operating Activities	(953)	6,815	10,705	3,562	22	20,151
Cash Flows from Investing Activities
Capital expenditures	—	—	(4,088)	(3,591)	(3)	(7,682)
Transfers from (to) restricted cash	—	(17)	—	(31)	—	(48)
Other	—	—	—	71	—	71
Net Cash Used in Investing Activities	—	(17)	(4,088)	(3,551)	(3)	(7,659)
Cash Flows from Financing Activities
Debt issuance costs	—	(26)	—	(11)	—	(37)
Net Cash Used in Financing Activities	—	(26)	—	(11)	—	(37)
Net Decrease in Cash and Cash Equivalents	(953)	6,772	6,617	—	19	12,455
Cash and Cash Equivalents, beginning of period	20,830	175,168	7,500	—	(240)	203,258
Cash and Cash Equivalents, end of period	$19,877	$181,940	$14,117	$—	$(221)	$215,713

ENERGY XXI LTD
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 19 — Supplemental Guarantor Information  – (continued)

ENERGY XXI LTD
(Debtor-in-Possession)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended September 30, 2015
	EXXI Bermuda Parent	EGC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In Thousands)
Cash Flows From Operating Activities
Net income (loss)	$(573,392)	$(562,142)	$(603,101)	$(910,085)	$2,075,328	$(573,392)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	—	65,624	58,466	(66)	124,024
Impairment of oil and natural gas properties	—	—	546,386	308,161	50,122	904,669
Gain on early extinguishment of debt	—	(458,278)	—	—	—	(458,278)
Change in fair value of derivative financial instruments	—	(34,624)	—	(2,064)	—	(36,688)
Accretion of asset retirement obligations	—	—	8,043	6,922	(181)	14,784
Income from equity method investees	568,503	987,735	9,687	563,202	(2,118,381)	10,746
Amortization of debt issuance costs and other	3,340	5,476	63	(3,224)	(74)	5,581
Deferred rent	—	—	—	2,288	—	2,288
Stock-based compensation	383	—	—	—	—	383
Changes in operating assets and liabilities
Accounts receivable	622	1,219	19,437	18,319	9	39,606
Prepaid expenses and other assets	210	(17,689)	1,371	1,986	—	(14,122)
Settlement of asset retirement obligations	—	—	(9,161)	(31,470)	—	(40,631)
Accounts payable and accrued liabilities	(220)	(80,329)	39,052	27,596	(34,302)	(48,203)
Net Cash Provided by (Used in) Operating Activities	(554)	(158,632)	77,401	40,097	(27,545)	(69,233)
Cash Flows from Investing Activities
Acquisitions, net of cash	—	—	(2,227)	—	—	(2,227)
Capital expenditures	—	—	(52,481)	(13,120)	(3,055)	(68,656)
Insurance payments received	—	—	976	—	—	976
Intercompany investment	—	(26,451)	—	—	26,451	—
Transfers from restricted cash	—	20,993	—	(21,005)	—	(12)
Proceeds from the sale of properties	—	—	4,173	(386)	—	3,787
Other	—	—	—	112	—	112
Net Cash Used in Investing Activities	—	(5,458)	(49,559)	(34,399)	23,396	(66,020)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	311	—	—	—	—	311
Dividends to shareholders – preferred	(2,863)	—	—	—	—	(2,863)
Payments on long-term debt	—	(97,982)	—	(1,810)	—	(99,792)
Payments of debt assumed in acquisition	—	—	(25,187)	—	—	(25,187)
Fees related to debt extinguishment	—	(1,580)	—	—	—	(1,580)
Debt issuance costs	—	(4)	—	—	—	(4)
Other	—	—	—	(4,074)	3,055	(1,019)
Net Cash Provided by (Used in) Financing Activities	(2,552)	(99,566)	(25,187)	(5,884)	3,055	(130,134)
Net Increase (Decrease) in Cash and Cash Equivalents	(3,106)	(263,656)	2,655	(186)	(1,094)	(265,387)
Cash and Cash Equivalents, beginning of period	37,053	719,609	—	186	—	756,848
Cash and Cash Equivalents, end of period	$33,947	$455,953	$2,655	$—	$(1,094)	$491,461

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements we make in this quarterly report on Form 10-Q (the “Quarterly Report”) which express a belief, expectation or intention, as well as those that are not historical fact, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to various risks, uncertainties and assumptions, including those to which we refer under the headings “Cautionary Statement Concerning Forward-Looking Statements” and “Item 1A. Risk Factors” included in our 2016 Annual Report and elsewhere in this Quarterly Report.

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

During the second quarter of fiscal year 2015, oil prices began a substantial and rapid decline with continued lower prices throughout fiscal year 2016 and to date. Prior to the filing of the Bankruptcy Petitions described below, in response to that decline, we executed a series of financial and operational activities highlighted below.

•	Our capital expenditures for fiscal year 2017 are preliminarily set at $165 million, which is at the same level as fiscal year 2016. Our fiscal year 2017 preliminary budget is primarily focused on: (i) recompletion opportunities and lower risk development drilling opportunities in fields where we have had previous success and (ii) eliminating capital commitments on exploration and other activities that do not provide incremental production.
•	We reduced field level operating costs, bringing the total amount of direct lease operating costs for fiscal year 2016 down by approximately 30% from fiscal year 2015, the total amount of direct lease operating costs for the three months ended September 30, 2016 was down by approximately 15% from the three months ended June 30, 2016. We are continuing to focus on operational and cost efficiencies.
•	We suspended dividends on our common stock.
•	In March 2015, we closed our private placement of $1,450 million in aggregate principal amount of our Second Lien Notes for net proceeds of $1,355 million, after deducting the initial purchasers’ discount and direct offering costs paid by us. Of the net proceeds, $836 million was used to reduce our outstanding borrowings under our Second Amended and Restated First Lien Credit Agreement (as amended, the “First Lien Credit Agreement” or the “Revolving Credit Facility”) to $150 million, with the remaining amount available for general corporate purposes, including funding a portion of our capital expenditure program for fiscal year 2015 and for fiscal year 2016 as well as funding a portion of our bond repurchases in fiscal year 2016.

•	In connection with the issuance of the Second Lien Notes, we proactively amended our Revolving Credit Facility, to, among other things, reduce the total borrowing base availability to $500 million and make certain modifications to the existing financial covenants. On November 30, 2015, the lenders under our Revolving Credit Facility (the “Lenders”) reaffirmed the total borrowing base of our Revolving Credit Facility at $500 million and temporarily relaxed the requirements of certain financial covenants. On February 29, 2016, the Thirteenth Amendment and Waiver to our Revolving Credit Facility (the “Thirteenth Amendment”) became effective and on March 14, 2016, the Fourteenth Amendment and Waiver to our Revolving Credit Facility (the “Fourteenth Amendment”) became effective, extending the term of the Thirteenth Amendment until April 15, 2016 and reducing the borrowing base to $327.2 million. Please read “— Liquidity and Capital Resources — Our Indebtedness and Available Credit — Revolving Credit Facility” below for additional information.
•	On June 30, 2015, we sold our interest in the East Bay field for cash consideration of $21 million, plus the assumption by the buyer of asset retirement obligations totaling approximately $55.1 million.
•	On June 30, 2015, we sold the GIGS for $245 million in cash, plus the assumption of an estimated $12.5 million asset retirement obligation associated with the decommissioning costs of the GIGS. In connection with the closing of the sale of the GIGS, we entered into a triple-net lease with Grand Isle Corridor, LP (“Grand Isle Corridor”) pursuant to which we will continue to operate the GIGS.
•	During January 2015, we monetized our existing calendar 2015 ICE Brent three-way collars and Argus-LLS put spreads for total net proceeds of approximately $73.1 million. Additionally, we repositioned our calendar 2015 hedging portfolio by putting on Argus-LLS three-way collars, and we entered into NYMEX WTI collars to hedge a portion of our calendar 2016 production at the then current commodity prices, which provided us some price protection against further decline in oil prices. In March 2016, pursuant to the Fourteenth Amendment we unwound all our outstanding hedging contracts for $50.6 million and used the proceeds therefrom to repay amounts of outstanding loans to EPL under the First Lien Credit Agreement.
•	From July 1, 2015 through March 31, 2016, we acquired approximately $1,713.7 million of our unsecured notes in open market transactions at a total cost of approximately $215.9 million (excluding accrued interest) and recorded a gain totaling approximately $1,492.4 million, net of associated debt issuance costs and certain other expenses. These amounts include the $266.6 million purchase of EPL’s 8.25% Senior Notes due February 2018 (the “8.25% Senior Notes”) by EGC in open market transactions, which continue to be held by EGC, and the $471.1 million of EGC’s 9.25% Senior Notes due 2017 (the 9.25% Senior Notes”) repurchased by EGC in open market transactions, which continue to be held by EGC. In addition, certain bondholders holding $37 million in face value of our 3.0% Senior Convertible Notes due 2018 (the “3.0% Senior Convertible Notes”) requested for conversion. Upon conversion, we recorded a gain of approximately $33.2 million after proportionate adjustment to the related debt issue costs, accrued interest and original debt issue discount. Post-debt repurchases and conversion our total indebtedness owed to third parties was reduced to $2,863.5 million.

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

On March 15, 2016, as part of our ongoing discussions with certain of our debtholders, we elected to make the deferred interest payment on the 8.25% Senior Notes, while electing not to make the interest payments due on the Second Lien Notes and on EGC’s 6.875% Senior Notes due 2024 (the “6.875% Senior Notes”), commencing a new 30-day grace period. During the new 30-day grace period, we continued

discussions with certain holders of EGC’s Second Lien Notes (the “Second Lien Noteholders”) on the ad hoc committee of Second Lien Noteholders (the “Second Lien Ad Hoc Committee”) and a steering committee of the Lenders under our Revolving Credit Facility regarding a potential restructuring.

On April 11, 2016, the Debtors entered into a Restructuring Support Agreement with certain Second Lien Noteholders and the Second Lien Ad Hoc Committee, providing that the Second Lien Noteholders party thereto will support a restructuring of the Debtors, subject to the terms and conditions of the Restructuring Support Agreement. However, the Restructuring Support Agreement contained certain milestones for progress in the Chapter 11 Cases, including a requirement to begin the hearing to consider the confirmation of the Plan (the “Confirmation Hearing”) by October 7, 2016. As the Confirmation Hearing did not begin in advance of the October 7, 2016 milestone, the Restructuring Support Agreement automatically terminated pursuant its terms on October 13, 2016 and has been superseded by the PSA (as defined below) by and among the Debtors and certain creditor constituencies discussed in detail below.

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

Bankruptcy Proceedings

On April 14, 2016 (the “Petition Date”), Energy XXI Ltd, EGC, EPL and certain other subsidiaries of Energy XXI Ltd (together with the Energy XXI Ltd, the “Debtors”) (excluding Energy XXI GIGS Services, LLC, which leases a subsea pipeline gathering system located in the shallow GoM Shelf and storage and onshore processing facilities on Grand Isle, Louisiana, Energy XXI Insurance Limited through which certain insurance coverage for its operations is obtained by the Company, Energy XXI (US Holdings) Limited, Energy XXI International Limited, Energy XXI Malaysia Limited and Energy XXI M21K, LLC, (together, the “Non-Debtors”)) filed voluntary petitions for reorganization (the petitions collectively, the “Bankruptcy Petitions”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of Title 11 (“Chapter 11”) of the United States Bankruptcy Code (the “Bankruptcy Code”). The Debtors’ Chapter 11 cases (collectively, the “Chapter 11 Cases”) are being jointly administered under the caption “In re: Energy XXI Ltd, et al., Case No. 16-31928.” The Debtors continue to operate their businesses and manage their assets as debtors-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Concurrently with the filing of the Bankruptcy Petitions and to streamline the business operations and organization structure following the emergence from Chapter 11 proceedings, Energy XXI Ltd filed a petition to commence an official dissolution under the laws of Bermuda (the “Bermuda Proceeding”) before the Supreme Court of Bermuda (the “Bermuda Court”). On April 15, 2016, John C. McKenna was appointed as provisional liquidator by the Supreme Court of Bermuda. The Bermuda Proceeding is a limited ancillary proceeding under which dissolution of Energy XXI Ltd will be completed following the confirmation of the Plan by the Bankruptcy Court, accordingly, the Bankruptcy Court retains primary jurisdiction over Energy XXI Ltd during the Chapter 11 proceedings. On November 4, 2016, the Bermuda Court granted the Debtors’ request to adjourn the Bermuda Proceeding through March 3, 2017.

On April 26, 2016, the United States Trustee for the Southern District of Texas (the “U.S. Trustee”) appointed the Official Committee of Unsecured Creditors (the “Creditors’ Committee”). The Creditors’ Committee is currently composed of the following members: (a) Wilmington Trust, National Association, as successor indenture trustee with respect to the EGC Unsecured Notes; (b) Axip Energy Services, LP; (c) Fab-Con, Incorporated; (d) Petroleum Solutions International, LLC; (e) B&J Martin, Inc; (f) Wilmington Savings Fund Society, FSB, as successor indenture trustee with respect to the 3.0% Senior Convertible Notes; and (g) Delaware Trust Company, as successor indenture trustee with respect to the EPL Unsecured Notes.

On June 2, 2016, an ad hoc group of equity holders filed a motion seeking to appoint an official committee of equity holders pursuant to section 1102(a)(2) of the Bankruptcy Code (the “Equity Committee Motion”). The Equity Committee Motion was opposed by the Debtors, the Creditors’ Committee, certain Second Lien Noteholders, and Wells Fargo Bank, N.A., as administrative agent under our Revolving Credit Facility, all of whom filed objections to the Equity Committee Motion. However, at an emergency hearing on the Equity Committee Motion on June 15, 2016, the Bankruptcy Court ruled that it would be appropriate to appoint an equity committee, subject to certain limitations. On June 17, 2016, the U.S. Trustee appointed the Equity Committee.

On July 15, 2016, the Bankruptcy Court entered the Order (A) Approving the Disclosure Statement and the Form and Manner of Service Related Thereto, (B) Setting Dates for the Objections Deadline and Hearing Related to Confirmation of the Plan, and (C) Granting Related Relief [Docket No. 805], approving the adequacy of the Disclosure Statement and related solicitation materials, thereby authorizing the Debtors to solicit votes to accept or reject the Plan from applicable creditor constituencies.

Following approval of the Disclosure Statement, the Debtors and their advisors engaged in negotiations with various creditor constituencies in an attempt to broker a global settlement of all issues in the Chapter 11 Cases. Such a settlement was not reached, but the Debtors were able to agree on modifications to the Plan that were supported by the Second Lien Noteholders, and that, in the Debtors’ view, would, among other things, improve recoveries for certain creditor classes. Following subsequent negotiations between the Debtors and the Second Lien Ad Hoc Committee, on September 13, 2016, the Debtors and certain Second Lien Noteholders agreed to amend the Plan. The boards of directors of the Company, EGC and EPL, including all independent directors, approved such amendment.

On September 14, 2016, the Debtors filed an amended Plan reflecting the agreed modifications [Docket No. 1307] and on September 16, 2016, the Debtors filed a supplement to the Disclosure Statement explaining these modifications [Docket No. 1340] (the “First Disclosure Statement Supplement”). On September 25, 2016, the Bankruptcy Court entered an order approving the First Disclosure Statement Supplement and continued solicitation of the Plan [Docket No. 1416].

Mediation

In an effort to consensually resolve outstanding disputes among the parties in interest, representatives of (i) the Debtors, (ii) the First Lien Agent, (iii) the Second Lien Ad Hoc Committee, (iv) U.S. Bank, N.A, in its capacity as the trustee under the indenture governing the Second Lien Notes (the “Second Lien Indenture Trustee”), (v) the Creditors’ Committee, (vi) the Equity Committee, (vii) the ad hoc group of holders of unsecured notes (the “EGC Unsecured Notes”) issued by EGC (the “Ad Hoc Group of EGC Unsecured Noteholders”), (viii) Wilmington Trust, National Association as the trustee under the indenture governing the EGC Unsecured Notes (the “EGC Unsecured Notes Indenture Trustee”), (ix) the ad hoc group of holders of the unsecured notes (the “EPL Unsecured Notes”) issued by EPL (the “Ad Hoc Group of EPL Unsecured Noteholders”), (x) Delaware Trust Company, as successor trustee under the indenture governing the EPL Unsecured Notes (the “EPL Unsecured Notes Indenture Trustee”), and (xi) Wilmington Savings Fund Society, FSB, as successor trustee, under the indenture governing the 3.0% senior convertible notes (the “3.0% Senior Convertible Notes”) issued by Energy XXI (the “EXXI 3.0% Senior Convertible Notes Trustee”), (collectively, (i) through (xi), the “Mediation Parties”), agreed to participate in a confidential and non-binding mediation process (the “Mediation”), as discussed on the record at a hearing before the Bankruptcy Court on September 13, 2016. On September 16, 2016, the Bankruptcy Court appointed Judge Leif Clark as the mediator pursuant to the Order (A) Adjourning the Confirmation Hearing and Extending Related Deadlines, (B) Extending the Filing Exclusivity Period and Soliciting Exclusivity Period, and (C) Appointing a Mediator [Docket No. 1337]. On September 27, 2016, the Bankruptcy Court entered the Agreed Order in Aid of Mediation and Settlement [Docket No. 1427] setting forth the terms of the Mediation (the “Mediation Order”).

The meetings in the Mediation facilitated by Judge Clark began on September 28, 2016 and continued for five days. Throughout these meetings proposals were made by the various creditor groups, including the Second Lien Ad Hoc Committee, the Creditors’ Committee, the Ad Hoc Group of EGC Unsecured

Noteholders, and the Ad Hoc Group of EPL Unsecured Noteholders, but the parties could not agree on the terms of a global settlement and Judge Clark concluded the formal meetings of the Mediation Parties.

Following the conclusion of the formal meetings, the Debtors continued a dialogue with the other Mediation Parties and with Judge Clark under the Mediation Order regarding a potential global settlement, and on October 17, 2016 circulated a mediation plan term sheet (the “Plan Mediation Term Sheet”) to the Second Lien Ad Hoc Committee, the Creditors’ Committee, the Ad Hoc Group of EGC Unsecured Noteholders, and the Ad Hoc Group of EPL Unsecured Noteholders. Further negotiations and discussions regarding the Plan Mediation Term Sheet followed, culminating in agreement on the terms of an amended plan of reorganization that is now memorialized in the Plan and has the support of the Plan Support Parties (as defined below).

The Equity Committee also made a settlement proposal to the Debtors, but no agreement has been reached and, as of the date hereof, the Equity Committee does not support the Plan.

Plan Support Agreement

On November 14, 2016, following good-faith, arms’ length negotiations, the Debtors, members of the Second Lien Ad Hoc Committee, the Creditors’ Committee, members of the Ad Hoc Group of EGC Unsecured Noteholders, and members of the Ad Hoc Group of EPL Noteholders entered into that certain Plan Support Agreement (the “PSA”), pursuant to which, among other things, and subject to certain limitations, the parties signatory thereto agreed to support the Plan as modified in accordance with the PSA and, subject to certain limitations, are bound to vote in favor of the Plan.

The Plan, as modified, is supported by the Debtors, the holders of claims arising from the Second Lien Notes (the “Second Lien Notes Claims”) who are members of the Second Lien Ad Hoc Committee who have executed the PSA (the “Second Lien Plan Support Parties”), the Second Lien Notes Trustee, the Creditors’ Committee, the EXXI 3.0% Senior Convertible Notes Trustee, the EGC Unsecured Notes Indenture Trustee, the holders of claims arising from the EGC Unsecured Notes (the “EGC Unsecured Notes Claims”) who are members of the ad hoc group of EGC Unsecured Noteholders who have executed the PSA (the “EGC Plan Support Parties”), the EPL Unsecured Notes Indenture Trustee, and the holders of claims arising from the EPL unsecured Notes (the “EPL Unsecured Notes Claims”) who are members of the ad hoc group of EPL Unsecured Noteholders who have executed the PSA (the “EPL Plan Support Parties”) (collectively, and together with any such parties that may enter into the PSA in accordance with its terms, the “Plan Support Parties”).

The independent directors at EGC and EPL, and their respective legal counsel and financial advisor, reviewed and evaluated the PSA, as well as provided input and feedback regarding Plan modifications of which each, respectively, would be supportive. The EGC and EPL independent directors, taking all available facts and circumstances into account, ultimately determined that entry into the PSA was, and consummation of the Plan was, in the best interests of the estates of EGC and EPL, respectively, and recommended that the boards of directors of EGC and EPL approved the entry into the PSA and authorize the filing of the amended Plan and the second supplement to the Disclosure Statement to effectuate the PSA (the “Second Disclosure Statement Supplement”). The boards of directors, boards of managers and sole member of each of the Debtors, as applicable, also approved the entry into the PSA and authorized the filing of the amended Plan and Second Disclosure Statement Supplement to effectuate the PSA.

Pursuant to the PSA, each of the Second Lien Plan Support Parties, the EGC Plan Support Parties and the EPL Plan Support Parties has agreed to, among other things, and subject to certain conditions: (i) take all commercially reasonable actions necessary to consummate the restructuring in accordance with the Plan, including voting any claim it holds against the Debtors to accept the Plan, (ii) not withdraw, amend or revoke its vote with respect to the Plan and (iii) use commercially reasonable efforts to support and not object to, delay, impede or take any other action to interfere with the restructuring as contemplated by the Plan or propose file, support, or vote for any alternative restructuring or plan of reorganization.

In accordance with the PSA, the Creditors’ Committee has agreed to, among other things, and subject to certain conditions: (i) take all commercially reasonable actions necessary to consummate the restructuring in accordance with the Plan, (ii) use commercially reasonable efforts to support and not object to, delay, impede or take any other action to interfere with the restructuring contemplated by the Plan or propose file, support, or vote for any alternative restructuring or plan of reorganization and (iii) submit a letter recommending that unsecured creditors vote in favor of the Plan.

Pursuant to the PSA, each of the Debtors has agreed to, among other things, and subject to certain conditions: (i) support and make commercially reasonable efforts to complete the restructuring in accordance with the Milestones (as defined below) set forth in the Plan and the PSA, (ii) take any and all necessary and appropriate actions in furtherance of the Plan Mediation Term Sheet, the Plan and the PSA, (iii) not undertake any action inconsistent with the adoption and implementation of the Plan and the confirmation thereof; (iv) timely file a formal objection to any motion filed with the Bankruptcy Court seeking the entry of an order (A) directing the appointment of a trustee or examiner, (B) converting the Chapter 11 Cases into cases under chapter 7 of the Chapter 11 Cases or (C) dismissing the Chapter 11 Cases and (v) timely file a formal objection to any motion filed with the Bankruptcy Court seeking the entry of an order modifying or terminating the Debtors’ exclusive right to file and/or solicit acceptances of a plan of reorganization. The Debtors may receive (but not solicit) proposals or offers for any chapter 11 plan or restructuring transaction from other parties and discuss such alternative transactions received; provided, however, the Debtors must provide a copy of any written offer or proposal (and notice of all terms of any oral offer or proposal) to the legal and financial advisors of each of the Plan Support Parties.

Additionally, in accordance with the PSA, the Debtors agreed to implement the restructuring transactions contemplated by the PSA on the following timeline (the “Milestones”):

•	no later than December 15, 2016, the Bankruptcy Court will have commenced the Confirmation Hearing;
•	no later than December 31, 2016, the Bankruptcy Court will have entered the Confirmation Order; and
•	no later than January 31, 2017, the date that Debtors will consummate the transactions contemplated by the Plan (the date of such consummation, the “Effective Date”) will have occurred.

The PSA is terminable by the Second Lien Plan Support Parties who hold, in the aggregate, at least 66.6% in principal amount outstanding of the Second Lien Notes Claims held by the Second Lien Plan Support Parties, the Creditors’ Committee, the EGC Plan Support Parties who hold, in the aggregate, at least 66.6% in principal amount outstanding of the EGC Unsecured Notes Claims held by the EGC Plan Support Parties and the EPL Plan Support Parties who hold, in the aggregate, at least 66.6% in principal amount outstanding of the EPL Unsecured Notes Claims held by the EPL Plan Support Parties upon the occurrence of certain termination events, which include but are not limited to (i) the failure of the Debtors to meet any of the Milestones; (ii) the conversion of one or more of the Chapter 11 Cases to a case under chapter 7 of the Bankruptcy Code, (iii) any Debtor (a) filing, amending or modifying, or filing a pleading seeking authority to amend or modify, the definitive documentation in connection with the restructuring contemplated by the PSA in a manner that is inconsistent with the PSA, the Plan, or the Plan Mediation Term Sheet, (b) revoking the restructuring transactions in accordance with the PSA without prior consent or (c) publicly announces its intention to take such acts, (iv) a material breach by any Debtor or the Creditors’ Committee of any representation, warranty or covenant in the PSA that could reasonably be expected to impair the economic treatment provided under the Plan Mediation Term Sheet and (v) any board, director, officer, or manager (or party with authority to act) of a Debtor (or the Debtors themselves) taking any action in furtherance of the rights available to it that are inconsistent with the restructuring as contemplated by the Plan Mediation Term Sheet.

The PSA is terminable by Debtors upon the occurrence of certain termination events, which include but are not limited to (i) a material breach by a Plan Support Party of any representation, warranty or covenant set forth in the PSA that could reasonably be expected to prevent confirmation of the Plan in accordance with the Plan Mediation Term Sheet, (ii) upon notice to the Plan Support Parties, if the board of directors or board of managers, as applicable, of a Debtor determines, after receiving advice from counsel, that proceeding with the restructuring contemplated by the Plan would be inconsistent with the exercise of its fiduciary duties or (iii) the issuance by any governmental authority, including the Bankruptcy Court, any regulatory authority, or any other court of competent jurisdiction, of any ruling or order that could reasonably be expected to prevent confirmation of the Plan in accordance with the Plan Mediation Term Sheet; provided, however, that the Debtors have made commercially reasonable, good faith efforts to cure, vacate, or have overruled such ruling or order prior to terminating the PSA. Additionally, the individual creditor parties to the PSA may terminate the PSA as to themselves under certain conditions.

The Plan and the Second Disclosure Statement Supplement

The key modifications to the Plan under the PSA include:

•	An increase of the distribution to the general unsecured claims against the Debtors from $850,000 to $1,470,000, resulting in an increase in the estimated percentage recoveries for holders of such general unsecured claims from approximately 4.3% to approximately 7.5%.
•	The elimination of EGC Intercompany Note Trust previously proposed to resolve certain intercompany causes of action. All disputes that were formerly placed in the EGC Intercompany Note Trust are now to be settled pursuant to the Plan.
•	A certain recovery, not subject to the litigation risk of the outcome of the now-deleted EGC Intercompany Note Trust, for holders of the EGC Unsecured Notes Claims and holders of the EPL Unsecured Notes Claims.
•	Each holder of an EGC Unsecured Notes Claim (other than EGC) will receive under the Plan such holder’s pro rata share of (i) 12% of the New Equity in the New Entity, subject to dilution by the Management Incentive Plan and the New Warrant Package, and (ii) the EGC New Warrant Package. EGC will receive no distribution on account of the approximately $471 million face value of EGC Unsecured Notes Claims asserted by EGC.
•	Each holder of an EPL Unsecured Notes Claim (other than EGC) will receive such holder’s pro rata share of (i) 4% of the New Equity, subject to dilution by the Management Incentive Plan and the New Warrant Package and (ii) the EPL New Warrant Package. EGC will receive no distribution on account of the approximately $267 million face value of EPL Unsecured Notes Claims asserted by EGC.
•	A warrant package to (i) the holders of EGC Unsecured Notes Claims consisting of warrants equal to an aggregate of 3.6% of the New Equity, subject to dilution from the Management Incentive Plan, with a maturity of 5 years and an equity strike price equal to $1,450 million (the “EGC New Warrant Package”) and (ii) a warrant package equal to an aggregate of 2.4% of the New Equity, subject to dilution from the Management Incentive Plan, with a maturity of 5 years and an equity strike price equal to $1,450 million (the “EPL New Warrant Package” and together with the EGC New Warrant Package, the “New Warrant Package”).
•	A cash recovery to holders of the 3.0% Senior Convertible Notes Claims and a corresponding increase in the estimated percentage recoveries for holders of the 3.0% Senior Convertible Notes Claims to approximately 0.5%.
•	Each holder of a First Lien Claim will receive such holder’s pro rata share of the reorganized Debtors’ obligations under new exit financing (the “Exit Facility”), having already received a pro rata share of the approximately $30.1 million of restricted cash maintained by the Company.
•	Settlement of key issues raised (solely for purposes of effectuating this settlement) by parties in interest pursuant to sections 363 and 1123 of the Bankruptcy Code and Bankruptcy Rule 9019 of certain potential intercompany causes of action, claims and challenges.
•	Provision for the payment of up to approximately $22.53 million of certain fees of legal, financial, and management advisor and industry consultant professionals supporting the Ad Hoc Group of EGC Unsecured Noteholders and the Ad Hoc Group of EPL Unsecured Noteholders.

As amended, the Plan still provides, among other things, that:

•	The dissolution of Energy XXI Ltd will be completed under the laws of Bermuda following the confirmation of the Plan by the Bankruptcy Court, and, given that it is unlikely to have assets available for distribution, existing equity holders would not receive any distributions in respect of that equity in that dissolution.
•	The Management Incentive Plan will be capped at 5%; and
•	John D. Schiller, Jr. will serve as the New Entity’s Chief Executive Officer and a member of its board of directors.

On November 14, 2016, the Debtors filed an Emergency Motion for Entry of an Order (A) Approving the Adequacy of the Second Supplement to the Debtors’ Third Amended Disclosure Statement Setting Forth Modifications to the Debtors’ Proposed Joint Chapter 11 Plan of Reorganization and the Continued Solicitation of the Plan and (B) Granting Related Relief (such motion, the “Second Disclosure Statement Supplement Motion”). A hearing on the Second Disclosure Statement Supplement Motion is scheduled for November 14, 2016 at which the Debtors will ask the Bankruptcy Court to enter an order approving the Second Disclosure Statement Supplement and approving further solicitation of the Plan.

The Debtors have filed a scheduling order (the “Scheduling Order”) proposing to hold the Confirmation Hearing on December 8, 2016, but this date may change depending upon the outcome of, among other things, the developments in the Chapter 11 Cases.

Reorganization Process

On the Petition Date, the Bankruptcy Court issued certain interim and final orders with respect to the Debtors’ first-day motions and other operating motions that allow the Debtors to operate their businesses in the ordinary course. The first-day motions provided for, among other things, the payment of certain pre-petition employee and retiree expenses and benefits, the use of the Debtors' existing cash management system, the payment of certain pre-petition amounts to certain critical vendors, the ability to pay certain pre-petition taxes and regulatory fees, and the payment of certain pre-petition claims owed on account of insurance policies and programs.

Subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a pre-petition claim. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors' property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay under Section 362 of the Bankruptcy Code.

Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors' may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions. The rejection of an executory contract or unexpired lease is generally treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves Debtors of performing their future obligations under such executory contract or unexpired lease but may give rise to a pre-petition general unsecured claim for damages caused by such deemed breach. On July 8, 2016, the Debtors filed a motion for an order to extend time to assume or reject unexpired leases of nonresidential real property from August 15, 2016 through and including November 14, 2016 (the “Motion to Extend Time to Assume or Reject Unexpired Leases”). On July 27, 2016, the Bankruptcy Court entered an order approving the Motion to Extend Time to Assume or Reject Unexpired Leases. On July 26, 2016, the Debtors filed a motion to reject executory contracts, for certain contracts contained therein. On August 23, 2016, the Bankruptcy Court granted the Debtors’ motion in the Order (A) Authorizing the Debtors to Reject Certain Executory Contracts Effective Nunc Pro Tunc to July 26, 2016, and (B) Granting Related Relief [Docket No. 1133].

A Chapter 11 plan (including the Plan) determines the rights and satisfaction of claims of various creditors and security holders and is subject to the ultimate outcome of negotiations and the Bankruptcy

Court's decisions through the date on which a Chapter 11 plan (including the Plan) is confirmed. The Plan currently provides mechanisms for settlement of the Debtors' pre-petition obligations, changes to certain operational cost drivers, treatment of our existing equity holders, potential income tax liabilities and certain corporate governance and administrative matters pertaining to the reorganized New Entity. The Plan remains subject to revision based upon discussions with the Plan Support Parties, and thereafter in response to any Plan objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that the Debtors will be able to secure Bankruptcy Court approval of the Plan or any other Chapter 11 plan or that the Plan or any other Chapter 11 plan will be accepted by the classes of creditors entitled to vote thereon.

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

We filed the Disclosure Statement, Plan and a motion seeking, among other things, (i) approval of the Disclosure Statement, (ii) approval of procedures for soliciting, receiving, and tabulating votes on the Plan and for filing objections to the Plan, and (iii) to schedule the Confirmation Hearing on May 20, 2016. Subsequently, we filed amended versions of the Disclosure Statement and Plan on June 14, 2016, July 13, 2016, September 14, 2016, September 23, 2016 and again on November 14, 2016. The amendments reflected, among other things, substantial additional disclosures requested by certain creditor constituencies. The amendments also reflected changes to the proposed treatment of certain classes under the Plan.

The Bankruptcy Court entered an order approving the Disclosure Statement with respect to the Plan on July 15, 2016, and we filed a solicitation version of the Disclosure Statement on July 18, 2016. Under the Bankruptcy Code, only holders of claims or interests in “impaired” classes, as defined under section 1124 of the Bankruptcy Code, are entitled to vote on a plan. Ballots to vote to accept or reject the plan were distributed to creditors entitled to vote on the plan between July 22, 2016 and July 25, 2016. On September 22, 2016, the Bankruptcy Court held a hearing to consider the adequacy of the DS Supplement reflecting certain changes to the Plan. The Bankruptcy Court approved the DS Supplement on September 25, 2016. The Bankruptcy Court will hold an additional hearing on the adequacy of the Second Disclosure Statement Supplement, which reflects the terms of the Plan as amended pursuant to the PSA. The Debtors will distribute the Second Disclosure Statement Supplement and related solicitation materials to creditors entitled to vote on the Plan, to enable creditors to vote on the Plan as amended. The Debtors’ have proposed in their Scheduling Order that the deadline to submit a vote to accept or reject the Plan be December 2, 2016 at 4:00 P.M., central time and that the Confirmation Hearing to consider confirmation of the Plan be scheduled for December 8, 2016 before the Bankruptcy Court but these dates may change depending upon the outcome of, among other things, the developments in the Chapter 11 Cases.

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

Going Concern Matters

The consolidated financial statements included in this Quarterly Report have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, the Chapter 11 Cases and sustained depressed commodity prices raise substantial doubt about our ability to continue as a going concern.

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

Exit Facility

As contemplated by the Exit Facility Term Sheet, which is subject to change and to be considered in connection with Plan confirmation, we anticipate that the New Entity will enter into the Exit Facility comprised of the following tranches: (i) conversion of the remaining drawn amount, net of related restricted cash, of approximately $69 million plus accrued default interest into a new term loan (the “Exit Term Loan”) with the New Entity and (ii) the conversion of the former EGC tranche of the Revolving Credit Facility into a new EGC sub-facility (the “EGC Facility”). The Exit Term Loan will have a maturity of three years with an annual interest rate of LIBOR plus 4.5%, payable monthly. The EGC Facility will have a maturity of three years with an annual interest rate of 4.5%, payable on a schedule consistent with the Revolving Credit Facility. Existing letters of credit may be renewed or replaced (in each case, in an outstanding amount not to exceed the outstanding amount of the existing letter of credit). Availability under the Exit Facility will be permanently reduced by one-half of the amount of any reduction resulting from replacement or cancellation of an outstanding letter of credit. Any amount of cancellation or reduction that does not permanently reduce capacity will be available for the New Entity to fund new liquidity (the “New Funded Debt”). Such New Funded Debt in excess of $25 million will be subject to borrowing base redetermination. Pursuant to the Exit Facility, the New Entity and its subsidiaries will be subject to certain financial maintenance covenants and, in the case of the Exit Term Loan, amortization covenants.

Known Trends and Uncertainties

Commodity Price Volatility and Impact on our Results of Operations.  Prices for oil and natural gas historically have been volatile and are expected to continue to be volatile. Oil and natural gas prices declined significantly during fiscal year 2015 and the decline continued with lower prices throughout fiscal year 2016 and to date. The posted price per barrel for West Texas intermediate light sweet crude oil, or WTI, for the period from October 1, 2014 to September 30, 2016 ranged from a high of $91.01 to a low of $26.21, a decrease of 71.2%, and the NYMEX natural gas price per MMBtu for the period October 1, 2014 to September 30, 2016 ranged from a high of $4.49 to a low of $1.64, a decrease of 63.5%. As of September 30, 2016, the spot market price for WTI was $48.24. Oil prices remain depressed in 2016, with the price of WTI crude oil per barrel dropping below $27.00 in February 2016 for the first time in twelve years. Although oil prices have rebounded above $40.00 per barrel through October 2016, there is still significant volatility in commodity prices and these prices are still significantly lower than the industry has experienced in recent years. The recent declines in oil and natural gas prices have adversely affected our financial position and results of operations and the quantities of oil and natural gas reserves that we can economically produce.

Exploration and Production (“E&P”) Bankruptcies.  In the United States, several E&P companies with substantial debt filed for bankruptcy protection between July 2014 and October 2016. With the continued market instability, numerous E&P companies have been forced to stop drilling new wells — the core of an E&P company’s business — and cut capital expenditures, as it is not economically feasible to undertake capital intensive projects at current prices. Others have been forced to sell off assets at severe discounts, or even stop operations altogether. The Company along with the independent directors at EGC and EPL has determined that commencing the Chapter 11 Cases to implement the restructuring would maximize value for its stakeholders.

Reserve Quantities.  A prolonged period of depressed commodity prices could have a significant impact on the value and volumetric quantities of our proved reserve portfolio. At September 30, 2016, our total proved reserves were 85.2 MMBOE. The unweighted arithmetic average first-day-of-the-month prices adjusted for differentials used to determine our reserves as of September 30, 2016 were $40.16 per barrel of oil, $19.13 per barrel for NGLs and $1.99 per MMBtu for natural gas. As of September 30, 2016, we had no proved undeveloped reserves within the proved reserve category. The Company’s proved reserves declined significantly compared to prior years and may decline in future years.

Ceiling Test Write-down.  During the three months ended September 30, 2016, we recognized write-downs of our oil and natural gas properties totaling $86.8 million. The write-downs did not impact our cash flows from operating activities but substantially contributed to our net loss for the period and increased our stockholders’ deficit. Further ceiling test write-downs will be required if oil and natural gas prices remain low or decline further, unproved property values decrease, estimated proved reserve volumes are revised downward or the net capitalized cost of proved oil and natural gas properties otherwise exceeds the present value of estimated future net cash flows.

Decreasing Service Costs.  We have also seen a significant and continuing reduction in rig rates and drilling costs, which should allow us to spend less capital drilling our development wells than in prior periods.

BOEM Supplemental Financial Assurance and/or Bonding Requirements.  As of September 30, 2016, we had $388.4 million of performance bonds outstanding and $225 million in letters of credit issued to a third party relating to assets in the Gulf of Mexico. We are a lessee and operator of oil and natural gas leases on the federal OCS and our operations on these leases in the Gulf of Mexico are subject to regulation by the BSEE and the BOEM. These leases require compliance with detailed BSEE and BOEM regulations and orders issued pursuant to various federal laws. Consequently, as of September 30, 2016, we have submitted approximately $226.7 million of our performance bonds in the form of general or supplemental bonds issued to the BOEM that may be accessed and used by the BOEM to assure our commitment to comply with our lease obligations, including decommissioning obligations. We also maintain approximately $161.7 million in performance bonds issued not to the BOEM but rather to predecessor third party assignors, including certain state regulatory bodies, of certain of the wells and facilities on these leases pursuant to a contractual commitment made by us to those third parties at the time of assignment with respect to the eventual decommissioning of those wells and facilities.

In April 2015, we received letters from the BOEM stating that certain of our subsidiaries no longer qualify for exemption from certain supplemental bonding requirements for potential offshore decommissioning obligations and that certain of our subsidiaries must provide approximately $1,000 million in supplemental bonding or other financial assurance for our offshore oil and gas leases, rights-of-way, and rights-of-use and easements. In October 2015, we received information from the BOEM that we could receive additional demands of supplemental bonding or other financial assurance for amounts in addition to the $1,000 million initially sought by the BOEM in April 2015, primarily relating to certain leases in which we have a legal interest that were no longer exempt from supplemental bonding as a result of co-lessees losing their exemptions. Since April 2015, we have had a series of discussions and exchanges of information with the BOEM regarding our submittal of additional supplemental bonding or other financial assurance with respect to offshore oil and gas interests that has resulted in, among other things: (i) our submittal of $150 million and $21.1 million in supplemental bonds to the BOEM in June 2015 and December 2015, respectively (which bond amounts are reflected in the $226.7 million in general and/or supplemental bonds discussed above); (ii) our selling of the East Bay field on June 30, 2015 that served to reduce by $178 million the $1,000 million of supplemental bonding or other financial assurance required by the BOEM in April 2015; and (iii) the BOEM’s agreement to, and execution of, the Long-Term Plan on February 25, 2016 that is intended to address the supplemental bonding and other financial assurance concerns expressed to us by the BOEM in April and October 2015.

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

On July 14, 2016, the BOEM issued a new NTL regarding the need for additional security to satisfy decommissioning obligations and eliminating previous exemptions from the posting of financial assurances. Consistent with the BOEM’s planned implementation of the new NTL, we received proposal letters in October 2016 outlining what additional security the BOEM proposes to require from us and other parties liable for lease, ROW, and RUE decommissioning obligations. We are reviewing these proposal letters for accuracy and, as permitted by the proposal letters, expect to submit notice to the BOEM of our election to dispute certain of the proposed amounts included therein. We intend to work cooperatively with BOEM to determine the appropriate amount of financial assurances required to be posted pursuant to the new NTL.

Notwithstanding the BOEM’s July 14, 2016 NTL, the BOEM may also bolster its financial assurance requirements mandated by rule for all companies operating in federal waters. The future cost of compliance with our existing supplemental bonding requirements, including the obligations imposed upon us under the Long-Term Plan and the July 14, 2016 NTL, any other future BOEM directives, or any other changes to the BOEM’s rules applicable to us or our subsidiaries’ properties could materially and adversely affect our financial condition, cash flows, and results of operations. In addition, although we currently have $49.6 million (of which $0.3 million was paid in October 2016) in cash collateral provided to surety companies associated with the bonding requirements of the BOEM and third party assignors, we may be required to provide additional cash collateral in the future to support the issuance of such bonds or other financial security. While we are currently in compliance, we can provide no future assurance that we can continue to obtain bonds or other surety in all cases or that we will have sufficient operating cash flows to support such supplemental bonding requirements. If we are unable to obtain the additional required bonds or assurances as requested, the BOEM may have any of our operations on federal leases to be suspended or cancelled or otherwise impose monetary penalties and one or more of such actions could have a material effect on our business, prospects, results of operations, financial condition, and liquidity.

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

Operational Information

	Quarter Ended
Operating Highlights	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(In thousands, except per unit amounts)
Operating revenues
Oil sales	$124,876	$133,079	$95,081	$139,698	$178,908
Natural gas sales	17,735	14,725	14,430	16,615	23,485
Gain on derivative financial instruments	—	—	6,774	28,302	55,430
Total revenues	142,611	147,804	116,285	184,615	257,823
Percentage of operating revenues from oil prior to gain on derivative financial instruments	88%	90%	87%	89%	88%
Operating expenses
Lease operating expense
Insurance expense	6,309	8,269	8,312	10,042	11,335
Workover and maintenance	11,010	17,471	12,105	6,656	22,028
Direct lease operating expense	51,477	55,309	61,627	71,660	61,259

	Quarter Ended
Operating Highlights	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(In thousands, except per unit amounts)
Total lease operating expense	68,796	81,049	82,044	88,358	94,622
Production taxes	214	155	221	309	757
Gathering and transportation	14,073	10,014	14,155	16,778	14,978
Depreciation, depletion and amortization	31,573	40,078	53,847	121,567	124,024
Accretion of asset retirement obligations	19,437	18,905	15,057	15,944	14,784
Impairment of oil and natural gas properties	86,820	142,640	340,469	1,425,792	904,669
General and administrative	15,435	23,174	28,358	29,015	22,189
Total operating expenses	236,348	316,015	534,151	1,697,763	1,176,023
Operating loss	$(93,737)	$(168,211)	$(417,866)	$(1,513,148)	$(918,200)
Sales volumes per day
Natural gas (MMcf)	72.8	86.5	84.6	99.4	100.4
Oil (MBbls)	31.2	32.9	35.0	37.9	42.2
Total (MBOE)	43.4	47.3	49.1	54.5	58.9
Percent of sales volumes from oil	72%	70%	71%	70%	72%
Average sales price
Oil per Bbl	$43.44	$44.44	$29.86	$40.05	$46.11
Natural gas per Mcf	2.65	1.87	1.87	1.82	2.54
Gain on derivative financial instruments per BOE	—	—	1.52	5.65	10.23
Total revenues per BOE	35.73	34.32	26.01	36.83	47.57
Operating expenses per BOE
Lease operating expense
Insurance expense	1.58	1.92	1.86	2.00	2.09
Workover and maintenance	2.76	4.06	2.71	1.33	4.06
Direct lease operating expense	12.90	12.84	13.79	14.30	11.30
Total lease operating expense per BOE	17.24	18.82	18.36	17.63	17.45
Production taxes	0.05	0.04	0.05	0.06	0.14
Gathering and transportation	3.53	2.33	3.17	3.35	2.76
Depreciation, depletion and amortization	7.91	9.31	12.05	24.26	22.88
Accretion of asset retirement obligations	4.87	4.39	3.37	3.18	2.73
Impairment of oil and natural gas properties	21.75	33.12	76.17	284.48	166.91
General and administrative	3.87	5.38	6.34	5.79	4.09
Total operating expenses per BOE	59.22	73.39	119.51	338.75	216.96
Operating loss per BOE	$(23.49)	$(39.07)	$(93.50)	$(301.92)	$(169.39)

Results of Operations

Three Months Ended September 30, 2016 Compared With the Three Months Ended September 30, 2015

Our consolidated net loss attributable to common stockholders for the three months ended September 30, 2016 was $131.1 million or $1.34 diluted net loss per common share (“per share”) as compared to a net loss of $576.2 million or $6.08 per share for the three months ended September 30, 2015. Decrease in net loss was primarily due to lower impairment of oil and natural gas properties, lower interest expense, lower depreciation, depletion and amortization (“DD&A”) and lower lease operating expenses, partially offset by no gain on early extinguishment of debt.

Revenues

	Three Months Ended September 30,		Decrease	Percent Decrease
	2016	2015
		(In thousands)
Oil	$124,876	$178,908	$(54,032)	(30.2)%
Natural gas	17,735	23,485	(5,750)	(24.5)%
Gain on derivative financial instruments	—	55,430	(55,430)	(100.0)%
Total Revenues	$142,611	$257,823	$(115,212)	(44.7)%

Our consolidated revenues decreased $115.2 million in the first quarter of fiscal 2017 as compared to the same period in the prior fiscal year. Lower revenues were primarily due to lower oil sales prices, lower oil and natural gas sales volumes and no gain on derivative financial instruments during the first quarter of fiscal 2017. Revenue variances related to commodity prices, sales volumes and hedging activities are presented in the following table and described below.

Price and Volume Variances

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)	Revenue Increase (Decrease)
	2016	2015
					(In thousands)
Price Variance
Oil sales prices (per Bbl)	$43.44	$46.11	$(2.67)	(5.8)%	$(10,361)
Natural gas sales prices (per Mcf)	2.65	2.54	0.11	4%	1,021
Gain on derivative financial instruments (per BOE)	—	10.23	(10.23)	(100.0)%	(55,430)
Total price variance					(64,770)
Volume Variance
Oil sales volumes (MBbls)	2,875	3,880	(1,005)	(25.9)%	(43,671)
Natural gas sales volumes (MMcf)	6,698	9,240	(2,542)	(27.5)%	(6,771)
BOE sales volumes (MBOE)	3,991	5,420	(1,429)	(26.4)%
Percent of BOE from oil	72%	72%
Total volume variance					(50,442)
Total price and volume variance					$(115,212)

Price Variances

Commodity prices are one of the key drivers of our earnings and net operating cash flow. Lower commodity prices decreased revenues by $64.8 million in the first quarter of fiscal 2017 as compared to the same period in the prior fiscal year. Average oil prices decreased $2.67 per barrel in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016, resulting in lower revenues of $10.4 million. Average natural gas prices increased $0.11 per Mcf in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016, resulting in higher revenues of $1.0 million. For the first quarter of fiscal 2017, our hedging activities resulted in no gain compared to a gain of $10.23 per BOE for the same period in the prior fiscal year, resulting in lower revenues of $55.4 million. The gain on derivatives for the quarter ended September 30, 2015 reflects a gain on settlements and monetization of our derivative contracts of approximately $4.16 per barrel of oil.

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

Volume Variances

Sales volumes are another key driver of our earnings and net operating cash flow. Oil sales volumes decreased 11.0 MBbls per day in the first quarter of fiscal 2017 as compared to the same period in the prior fiscal year, resulting in lower revenues of $43.7 million. Natural gas sales volumes decreased by 27.6 Mcfe per day in the first quarter of fiscal 2017 as compared to the same period in the prior fiscal year, resulting in lower revenues of $6.8 million. Sales volumes decreased because of natural well declines, reduced drilling activity resulting in less new production, and irregular downtime due to third party pipelines. In the low commodity price environment, we expect to see further production declines due to natural declines and limited activity in the fields.

Costs and Expenses and Other (Income) Expense

	Three Months Ended September 30,				Increase (Decrease) Total
	2016		2015
	Total	Per BOE	Total	Per BOE
	(In thousands, except per unit amounts)
Cost and expenses
Lease operating expense
Insurance expense	$6,309	$1.58	$11,335	$2.09	$(5,026)
Workover and maintenance	11,010	2.76	22,028	4.06	(11,018)
Direct lease operating expense	51,477	12.90	61,259	11.30	(9,782)
Total lease operating expense	68,796	17.24	94,622	17.45	(25,826)
Production taxes	214	0.05	757	0.14	(543)
Gathering and transportation	14,073	3.53	14,978	2.76	(905)
Depreciation, depletion and amortization	31,573	7.91	124,024	22.88	(92,451)
Accretion of asset retirement obligations	19,437	4.87	14,784	2.73	4,653
Impairment of oil and natural gas properties	86,820	21.75	904,669	166.91	(817,849)
General and administrative	15,435	3.87	22,189	4.09	(6,754)
Total costs and expenses	$236,348	$59.22	$1,176,023	$216.96	$(939,675)
Other (income) expense
Loss from equity method investees	$—	$—	$10,746	$1.98	$(10,746)
Other income, net	(62)	(0.02)	(494)	(0.09)	432
Gain on early extinguishment of debt	—	—	(458,278)	(84.55)	458,278
Interest expense	4,838	1.21	103,218	19.04	(98,380)
Total other (income) expense, net	$4,776	$1.19	$(344,808)	$(63.62)	$349,584

Costs and expenses decreased $939.7 million in the first quarter of fiscal 2017 as compared to the same period in the prior fiscal year, principally due to lower impairment of oil and natural gas properties of $817.8 million. In addition, costs and expenses included lower DD&A, lower lease operating expense and lower general and administrative expense, principally due to factors discussed further below.

At the end of each quarter, we compare the present value of estimated future net cash flows from proved reserves (computed using the unweighted arithmetic average of the first-day-of-the-month historical price for each month within the previous 12-month period discounted at 10%, plus the lower of cost or fair market value of unproved properties and excluding cash flows related to estimated abandonment costs) to our full cost pool of oil and natural gas properties, net of related deferred taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of these oil and gas properties exceed the estimated discounted future net cash flows, we are required to write-down the value of our oil and natural gas properties to the value of the discounted cash flows. As a result of our ceiling test at September 30, 2016, we recognized ceiling test impairments of our oil and natural gas properties totaling $86.8 million during the quarter ended September 30, 2016.

Lease operating expense decreased $25.8 million in the first quarter of fiscal 2017 as compared to the same period in the prior fiscal year. This decrease was primarily due to lower direct lease operating expenses stemming from declining service costs resulting from the decline in commodity prices, lower workover expenses and decrease in demand for oil field services.

DD&A expense decreased $92.5 million in the first quarter of fiscal 2017 as compared to the same period in the prior fiscal year, primarily due to a decrease in the DD&A per BOE rate of $14.97. The decrease in the DD&A rate in the first quarter of fiscal 2017 was primarily due to the reduction in our full cost pool due to the impairments of our oil and natural gas properties in prior quarterly periods of fiscal year 2016 and 2015 resulting from the ceiling test, partially offset by the reduction in proved reserve estimates.

General and administrative expense decreased $6.8 million in the first quarter of fiscal 2017 as compared to the same period in the prior fiscal year, primarily due to lower employee salary costs and lower stock-based compensation, partially offset by lower capitalized amounts.

In the first quarter of fiscal 2016, we repurchased approximately $210.1 million, $253.7 million, $123.7 million and $3.8 million in aggregate principal amount of the 6.875% Senior Notes due 2024, the 7.5% Senior Notes due 2021, the 7.75% Senior Notes due 2019 and the 9.25% Senior Notes due 2017, respectively, in open market transactions at a total price of approximately $123.2 million, and we recorded a gain on the repurchase of approximately $458.3 million, which amount is net of associated debt issuance costs.

Interest expense decreased $98.4 million in the first quarter of fiscal 2017 as compared to the same period in the prior fiscal year, primarily due to discontinuance of recording interest on debt classified as liabilities subject to compromise on the Petition Date in accordance with ASC 852. On a per unit of production basis, interest expense decreased from $19.04 per BOE to $1.21 per BOE. The Contractual interest on liabilities subject to compromise not reflected in the consolidated statements of operations in the first quarter of fiscal 2017 was approximately $61.7 million, or $15.46 per BOE.

Income Tax Expense

We recorded no income tax expense in the first quarter of fiscal 2017 and fiscal 2016. For the first quarter of fiscal 2017, we have determined our quarterly income tax expense (benefit) on a year-to-date basis, as, when considering the uncertainty from the pending restructuring events in the upcoming bankruptcy court proceedings, we do not believe that we are able to make a reliable determination of annual pre-tax income or loss. This is a change in estimation procedure from prior periods that results from the uncertainty of the effects of the bankruptcy proceeding. Please see Note 16 — Income Taxes of Notes to Consolidated Financial Statements in this Quarterly Report.

Liquidity and Capital Resources

As of September 30, 2016, we had cash and cash equivalents of approximately $215.7 million and no available borrowing capacity under our Revolving Credit Facility. As of September 30, 2016, the total carrying value of our indebtedness was $2,864.2 million of which $2,763.9 million is classified as liabilities subject to compromise and $100.3 million is classified as current on our consolidated balance sheets. Our current indebtedness of $100.3 million of secured indebtedness outstanding consists of $99.4 million under our Revolving Credit Facility and $0.9 million of payment “in-kind” (“PIK”) interest under a restructuring term sheet with the Lenders under First Lien Credit Agreement. Our indebtedness classified as liabilities subject to compromise includes our debt owed to third parties comprised of $1,450 million of Second Lien Notes, $4.6 million in other secured indebtedness and $1,309.3 million of unsecured notes. These amounts do not include the $325 million intercompany note owed to EGC by EPL, the $266.6 million of EPL’s 8.25% Senior Notes repurchased by EGC in open market transactions and which continue to be held by EGC, the $471.1 million of EGC’s 9.25% Senior Notes due 2017 purchased by EGC in open market transactions and which continue to be held by EGC, or potentially certain of the Debtors’ other intercompany payable balances, which may also be eliminated by the Plan.

Liquidity Before Filing Under Chapter 11 of the United States Bankruptcy Code

We have historically funded our operations primarily through cash flows from operating activities, borrowings under our Revolving Credit Facility, proceeds from the issuance of debt and equity securities and proceeds from asset sales. However, future cash flows are subject to a number of variables, and are highly dependent on the prices we receive for oil and natural gas. Oil and natural gas prices declined severely during fiscal year 2015 and have declined even further with lower prices throughout 2016. The price of WTI crude oil per barrel dropped below $27.00 per barrel in January 2016 for the first time in twelve years. Although oil prices have rebounded above $40.00 per barrel through October 2016, there is still significant volatility in commodity prices and these prices are still significantly lower than the industry has experienced in recent years. These lower commodity prices have negatively impacted revenues, earnings and cash flows, and sustained low oil and natural gas prices will have a material and adverse effect on our liquidity position.

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

Liquidity After Filing Under Chapter 11 of the United States Bankruptcy Code

Subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petitions. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors' property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

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

Although we have lowered our capital budget and reduced the scale of our operations significantly, our business remains capital intensive. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with our Chapter 11 Cases (approximately $32.6 million for the three months ended September 30, 2016, which is classified as reorganization items on our consolidated statements of operations) and we expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 proceedings. The Company believes it has sufficient liquidity, including approximately $215.7 million of cash on hand as of September 30, 2016 and funds generated from ongoing operations, to fund anticipated cash requirements through the Chapter 11 proceedings for minimum operating and capital expenditures and for working capital purposes and excluding principal and interest payments on our outstanding debt. As such, we expect to pay vendor, royalty and surety obligations on a go-forward basis according to the terms of our current contracts and consistent with applicable court orders approving such payments. We do not intend to seek debtor-in-possession financing at this time.

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

Under the final order approving the Debtors’ use of cash collateral, the Debtors’ have the conditional authority, subject to the terms and conditions of the Bankruptcy Court’s orders and the cash collateral budget, to use cash collateral for a certain period from the Petition Date and the Debtors have agreed to pursue the confirmation and implementation of the Plan within that certain period. The Debtors’ use of cash collateral is critical to their ability to operate during the course of the Chapter 11 Cases, to remain current on their post-petition operating costs, to pursue reorganization pursuant to the Plan and to emerge successfully as a going concern from the Chapter 11 Cases.

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

Our Indebtedness and Available Credit

As of September 30, 2016, we had total aggregate indebtedness of $2,864.2 million, comprised of $100.3 million of secured indebtedness outstanding, consisting of $99.4 million under our Revolving Credit Facility and $0.9 million of payment in-kind interest under the Exit Facility Term Sheet, $1,450 million of senior secured second lien notes, $4.6 million in other secured indebtedness and $1,309.3 million of unsecured notes. The maturity dates for our outstanding notes (excluding $266.6 million of the 8.25% Senior Notes, which were purchased by EGC in open market transactions at a total cost of approximately $11.4 million, including accrued interest of $10.4 million, and continue to held by EGC), which are all classified as liabilities subject to compromise, are as follows:

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

For more information regarding the terms of all of our outstanding notes, see Note 7 — Long Term Debt of Notes to Consolidated Financial Statements in this Quarterly Report. Pursuant to the Plan, we expect to eliminate more than $2,800 million in debt and accrued interest from our balance sheet by eliminating substantially all of our prepetition indebtedness other than indebtedness under our Revolving Credit Facility, resulting in a significantly deleveraged capital structure.

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

Revolving Credit Facility.  The First Lien Credit Agreement or Revolving Credit Facility currently has a maximum facility amount and borrowing base of $327.2 million, of which such amount $99.4 million is the borrowing under the sub-facility established for EPL. As of September 30, 2016, we had $99.4 million in borrowings and $227.8 million in letters of credit issued under our First Lien Credit Agreement. The maturity date of the First Lien Credit Agreement is April 9, 2018. Our Revolving Credit Facility is comprised of a syndicate of large domestic and international banks, with no single lender providing more than 5% of the overall commitment amount.

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

On the Petition Date, however, the Debtors filed the Bankruptcy Petitions, which constituted an event of default under the Revolving Credit Facility and accelerated the indebtedness thereunder. Pursuant to the Plan, the Debtors, on behalf of the holders of the First Lien Claims arising on account of the Revolving Credit Facility and subject to further negotiations with the Lenders, have agreed, along with the Plan Support Parties in the PSA, that (i) all letters of credit issued under the Revolving Credit Facility other than specified letters of credit delivered in favor of Exxon (the “Exxon LCs”) shall be reinstated in accordance with their terms; (ii) the Exxon LCs shall be reinstated in accordance a letter agreement dated April 27, 2016, and (iii) except to the extent that a holder of a First Lien Claim agrees to less favorable treatment, in full and final satisfaction, compromise, settlement, release, and discharge of and in exchange for its claim arising from the Revolving Credit Facility, each such holder shall receive its pro rata share of the New Entity’s obligations under the Exit Facility at emergence from the Chapter 11 Cases.

In addition to the indebtedness outstanding under the First Lien Credit Agreement, we have substantial additional indebtedness outstanding as described below. The filing of the Bankruptcy Petitions constituted an event of default with respect to these existing debt obligations, accordingly our pre-petition secured indebtedness under the Revolving Credit Facility, Second Lien Notes and EPL and EGC unsecured notes became immediately due and payable and any efforts to enforce such payment obligations are automatically stayed as a result of the Chapter 11 Cases. In addition, as a result of the covenant violations that existed at March 31, 2016 that were not cured prior to the filing of the Bankruptcy Petitions, all of our outstanding indebtedness were classified as current at March 31, 2016, and we accelerated the amortization of the associated debt premium and original issue discount, fully amortizing those amounts as of March 31, 2016. In addition, except for amounts related to the Revolving Credit Facility, we accelerated the amortization of the remaining debt issuance costs related to our outstanding indebtedness, fully amortizing those costs as of March 31, 2016. Any efforts to enforce such payment obligations are automatically stayed as a result of the Chapter 11 Cases. The First Lien Agent supports the Plan, as modified. Accordingly, we have not accelerated the amortization of remaining debt issue costs related to the Revolving Credit Facility. We continue to accrue interest on the Revolving Credit Facility subsequent to the Petition Date since we anticipate that such interest will be allowed by the Bankruptcy Court to be paid to the Lenders. However, for all our other indebtedness, in accordance with accounting guidance in ASC 852, Reorganizations, we have accrued interest only up to the Petition Date. Additional information regarding the Chapter 11 proceedings is included in Note 3 —  Chapter 11 Proceedings, Liquidity and Capital Resources and Note 7 — Long Term Debt to Consolidated Financial Statements in this Quarterly Report.

Following the modification to the cash collateral order, which was approved by the Bankruptcy Court on October 24, 2016, approximately $30.1 million of restricted cash maintained by us related to our First Lien Credit Agreement was withdrawn on October 25, 2016 and applied to permanently reduce the amount outstanding under our First Lien Credit Agreement to $69.3 million, thereby resulting in a further reduction to the maximum facility amount and borrowing base to $297.1 million.

BOEM Bonding Requirements

The future cost of compliance with our existing supplemental bonding requirements, including such bonding obligations as reflected in the Long-Term Plan approved and executed by the BOEM on February 25, 2016, the BOEM’s proposal letters in October 2016 outlining what additional security the BOEM proposes to require from us and other parties liable for lease, ROW, and RUE decommissioning obligations, or any other changes to the BOEM’s current NTL supplemental bonding requirements or supplemental bonding rules applicable to us or our subsidiaries’ properties could materially and adversely affect our financial condition, cash flows, and results of operations. In addition, we may be required to provide cash collateral to support the issuance of such bonds or other surety. While we are currently in compliance, we can provide no future assurance that we can continue to obtain bonds or other surety in all cases or that we will have sufficient operating cash flows to support such supplemental bonding requirements. If we are unable to obtain the additional required bonds as requested, the BOEM may have any of our operations on federal leases to be suspended or cancelled or otherwise impose monetary penalties, and any one or more of such actions could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity. On June 28, 2016, we submitted an amended and supplemental long-term plan to the BOEM as required and are currently awaiting their further response. For more information about the BOEM’s supplement bonding requirements, see “— Known Trends and Uncertainties — BOEM Supplemental Financial Assurance and/or Bonding Requirements.”

Potential Divestitures

We may decide to divest of certain non-core assets from time to time. There can be no assurance any such potential transactions will prove successful. We cannot provide any assurance that we will be able to sell these assets on satisfactory terms, if at all.

Capital Expenditures

For fiscal year 2017, the Company’s capital expenditures are in a preliminary target range of $160 million to $165 million excluding acquisitions but including plugging and abandonment obligations. During the three months ended September 30, 2016, our capital expenditures totaled approximately $21.5 million of which approximately $8 million was spent on development of our core properties and $13.5 million on other assets. We have historically funded our capital expenditure program and contractual commitments, from cash on hand, cash flows from operations, and borrowings under our Revolving Credit Facility. Since the filing of the Bankruptcy Petitions, our principal sources of liquidity have been limited to cash flow from operations and cash on hand. The Company believes it has sufficient liquidity, including its cash on hand as of September 30, 2016 and funds generated from ongoing operations, to fund anticipated cash requirements through the Chapter 11 Cases for minimum operating and capital expenditures and for working capital purposes excluding principal and interest payments on our outstanding debt. However, given the current level of volatility in the market and the unpredictability of certain costs that could potentially arise in our operations, our liquidity needs could be significantly higher than we currently anticipate. Our long-term liquidity requirements, the adequacy of our capital resources and our ability to continue as a going concern are difficult to predict at this time and ultimately cannot be determined until a Chapter 11 plan has been confirmed, if at all, by the Bankruptcy Court. In addition to the cash requirements necessary to fund ongoing operations, we have incurred and expect that we will continue to incur significant professional fees and other costs in connection with the administration of the Chapter 11 Cases.

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

Cash Flows

The following table sets forth selected historical information from our statement of cash flows:

	Three Months Ended September 30,
	2016	2015
	(In thousands)
Net cash provided by (used in) operating activities	$20,151	$(69,233)
Net cash used in investing activities	(7,659)	(66,020)
Net cash used in financing activities	(37)	(130,134)
Net increase (decrease) in cash and cash equivalents	$12,455	$(265,387)

Operating Activities

Net cash provided by operating activities for the three months ended September 30, 2016 was $20.2 million as compared to $69.2 million used in operating activities for the three months ended September 30, 2015. The cash provided by operating activities for the three months ended September 30, 2016 compared to cash used in operating activities for the three months ended September 30, 2015 was due primarily to reduction of $74.1 million in cash outflows associated with operating assets and liabilities.

Investing Activities

For the three months ended September 30, 2016 and 2015, our cash outflows for investing activities were $7.7 million and $66.0 million, respectively. The decrease in cash used in investing activities in the first three months of fiscal 2017 compared to the first three months of fiscal 2016 was primarily due to the reduction in capital expenditures.

Financing Activities

Cash used in financing activities was $37 thousand for the three months ended September 30, 2016 as compared to cash used in financing activities of $130.1 million for the three months ended September 30, 2015. During the three months ended September 30, 2015, cash used in financing activities consists primarily of $99.8 million used in repayment of debt and $25.2 million used in repayment of debt assumed in acquisition.

Contractual Obligations

Our contractual obligations at September 30, 2016 did not change materially from those disclosed in Item 7 of our 2016 Annual Report, other than as disclosed in Note 15 — Commitments and Contingencies of Notes to Consolidated Financial Statements in this Quarterly Report.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2 — Organization, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of Notes to Consolidated Financial Statements included in our 2016 Annual Report and Note 2 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements of Notes to Consolidated Financial Statements in this Quarterly Report.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements of Notes to Consolidated Financial Statements in this Quarterly Report.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

General

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2016 Annual Report.

We are exposed to a variety of market risks including commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we were a party at September 30, 2016, and from which we may incur future gains or losses from changes in market interest rates or commodity prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our variable rate debt obligations. Specifically, we are exposed to changes in interest rates as a result of borrowings under our Revolving Credit Facility, and the terms of such facility require us to pay higher interest rate margins as we utilize a larger percentage of our available borrowing base. We manage our interest rate exposure by limiting our variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 96.5% of our debt. As of September 30, 2016, total debt included $99.4 million of floating-rate debt. As a result, our period-end interest costs will fluctuate based on short-term interest rates on approximately 3.5% of our total debt outstanding as of September 30, 2016. A 10 percent change in floating interest rates on period-end floating debt balances would change quarterly interest expense by approximately $0.1 million. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates. However, to reduce our future exposure to changes in interest rates, we may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarterly period ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. Most of our pending legal proceedings have been stayed by virtue of filing the Bankruptcy Petitions on April 14, 2016. We do not believe the ultimate resolution of any such actions will have a material effect on our consolidated financial position, results of operations or cash flows. For more information regarding the Chapter 11 proceedings, see Note 3 — “Chapter 11 Proceedings, Liquidity and Capital Resources” of Notes to our Consolidated Financial Statements in this Quarterly Report.

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

ITEM 1A. Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings, could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our common stock, please refer to the section entitled “Part I, Item 1A. Risk Factors” in our 2016 Annual Report. There have been no material changes in the risk factors set forth in our 2016 Annual Report other than those set forth below.

The New Warrant Package to be issued in accordance with the Plan are convertible into common stock of the New Entity. A conversion of such equity instruments could have a dilutive effect to stockholders of the New Entity.

As of the date of consummation of the Plan, we will issue warrants exercisable into certain number of shares of New Equity at certain price per share. They are exercisable in whole or in part. The exercise of these warrants into common stock of the New Entity could have a dilutive effect to the holdings of our stockholders of the New Entity.

There is no guarantee that the New Warrant Package to be issued in accordance with the Plan will ever be in the money, and they may expire worthless and the terms of such warrants may be amended.

There is no guarantee that the New Warrant Package to be issued in accordance with the Plan will ever be in the money, and they may expire worthless. In addition, the warrant agreement may provide that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a certain percentage of the then outstanding warrants originally issued to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least a certain percentage of the then outstanding warrants approve of such amendment.

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

Dividends on both our 5.625% convertible perpetual preferred stock (the “5.625% Convertible Preferred Stock”) and the 7.25% convertible perpetual preferred stock (the “7.25% Convertible Preferred Stock”) are payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year.

However, it is expected that an order of the Bermuda court will be sought to dissolve Energy XXI Ltd under the laws of Bermuda following the Company’s emergence from the Chapter 11 Cases, and assuming that there are no assets available for distribution to equity under Bermuda law governing the payment of stakeholders in a Bermuda dissolution, existing equity holders would not receive distribution in respect of their equity interests in that dissolution. Accordingly, as of the Petition Date, we are no longer accruing dividends on preferred stock. Preferred stock dividends that would have accrued from the Petition Date through November 14, 2016 totaled approximately $4.7 million. Energy XXI suspended the quarterly dividends on the 5.625% Preferred Stock and the 7.25% Preferred Stock for the three months ended September 30, 2016, and, as a result, no dividends for the fiscal first quarter were paid to the holders of either series of preferred stock.

ITEM 4. Mine Safety Disclosures.

Not applicable

ITEM 5. Other Information

On November 14, 2016, following good-faith, arms’ length negotiations, the Debtors, members of the Second Lien Ad Hoc Committee, the Creditors’ Committee, members of the Ad Hoc Group of EGC Unsecured Noteholders and members of the Ad Hoc Group of EPL Noteholders entered into the PSA, pursuant to which, among other things, and subject to certain limitations, the parties signatory thereto agreed to support the Plan, as modified in accordance with the PSA and are bound to vote in favor of the Plan.

Pursuant to the PSA, each of the Second Lien Plan Support Parties, the EGC Plan Support Parties and the EPL Plan Support Parties has agreed to, among other things, and subject to certain conditions: (i) take all commercially reasonable actions necessary to consummate the restructuring in accordance with the Plan, including voting any claim it holds against the Debtors to accept the Plan, (ii) not withdraw, amend or revoke its vote with respect to the Plan and (iii) use commercially reasonable efforts to support and not object to, delay, impede or take any other action to interfere with the restructuring contemplated by the Plan or propose file, support, or vote for any alternative restructuring or plan of reorganization.

In accordance with the PSA, the Creditors’ Committee has agreed to, among other things, and subject to certain conditions: (i) take all commercially reasonable actions necessary to consummate the restructuring in accordance with the Plan, (ii) use commercially reasonable efforts to support and not object to, delay, impede or take any other action to interfere with the restructuring contemplated by the Plan or propose file, support, or vote for any alternative restructuring or plan of reorganization and (iii) submit a letter recommending that unsecured creditors vote in favor of the Plan.

Pursuant to the PSA, each of the Debtors has agreed to, among other things, and subject to certain conditions: (i) support and make commercially reasonable efforts to complete the restructuring in accordance with the Milestones (as defined below) set forth in the Plan and the PSA, (ii) take any and all necessary and appropriate actions in furtherance of the Plan Mediation Term Sheet, the Plan and the PSA, (iii) not undertake any action inconsistent with the adoption and implementation of the Plan and the confirmation thereof; (iv) timely file a formal objection to any motion filed with the Bankruptcy Court seeking the entry of an order (A) directing the appointment of a trustee or examiner, (B) converting the Chapter 11 Cases into cases under chapter 7 of the Chapter 11 Cases or (C) dismissing the Chapter 11 Cases and (v) timely file a formal objection to any motion filed with the Bankruptcy Court seeking the entry of an order modifying or terminating the Debtors’ exclusive right to file and/or solicit acceptances of a plan of reorganization. The Debtors may receive (but not solicit) proposals or offers for any chapter 11 plan or restructuring transaction from other parties and discuss such alternative transactions received; provided, however, the Debtors must provide a copy of any written offer or proposal (and notice of all terms of any oral offer or proposal) to the legal and financial advisors of each of the Plan Support Parties.

Additionally, in accordance with the PSA, the Debtors agreed to implement the restructuring transactions contemplated by the PSA on the following timeline (the “Milestones”):

•	no later than December 15, 2016, the Bankruptcy Court will have commenced the Confirmation Hearing;
•	no later than December 31, 2016, the Bankruptcy Court will have entered the Confirmation Order; and
•	no later than January 31, 2017, the Effective Date will have occurred.

The PSA is terminable by the Second Lien Plan Support Parties who hold, in the aggregate, at least 66.6% in principal amount outstanding of the Second Lien Notes Claims held by the Second Lien Plan Support Parties, the Creditors’ Committee, the EGC Plan Support Parties who hold, in the aggregate, at least

66.6% in principal amount outstanding of the EGC Unsecured Notes Claims held by the EGC Plan Support Parties and the EPL Plan Support Parties who hold, in the aggregate, at least 66.6% in principal amount outstanding of the EPL Unsecured Notes Claims held by the EPL Plan Support Parties upon the occurrence of certain termination events, which include but are not limited to (i) the failure of the Debtors to meet any of the Milestones; (ii) the conversion of one or more of the Chapter 11 Cases to a case under chapter 7 of the Bankruptcy Code, (iii) any Debtor (a) filing, amending or modifying, or filing a pleading seeking authority to amend or modify, the definitive documentation in connection with the restructuring contemplated by the PSA in a manner that is inconsistent with the PSA, the Plan, or the Plan Mediation Term Sheet, (b) revoking the restructuring transactions in accordance with the PSA without prior consent, or (c) publicly announces its intention to take such acts, (iv) a material breach by any Debtor or the Creditors’ Committee of any representation, warranty or covenant in the PSA that could reasonably be expected to impair the economic treatment provided under the Plan Mediation Term Sheet and (v) any board, director, officer, or manager (or party with authority to act) of a Debtor (or the Debtors themselves) taking any action in furtherance of the rights available to it that are inconsistent with the restructuring as contemplated by the Plan Mediation Term Sheet.

The PSA is terminable by Debtors upon the occurrence of certain termination events, which include but are not limited to (i) a material breach by a Plan Support Party of any representation, warranty or covenant set forth in the PSA that could reasonably be expected to prevent confirmation of the Plan in accordance with the Plan Mediation Term Sheet, (ii) upon notice to the Plan Support Parties, if the board of directors or board of managers, as applicable, of a Debtor determines, after receiving advice from counsel, that proceeding with the restructuring contemplated by the Plan would be inconsistent with the exercise of its fiduciary duties or (iii) the issuance by any governmental authority, including the Bankruptcy Court, any regulatory authority, or any other court of competent jurisdiction, of any ruling or order that could reasonably be expected to prevent confirmation of the Plan in accordance with the Plan Mediation Term Sheet; provided, however, that the Debtors have made commercially reasonable, good faith efforts to cure, vacate, or have overruled such ruling or order prior to terminating the PSA. Additionally, the individual creditor parties to the PSA may terminate the PSA as to themselves under certain conditions.

The description of the PSA, including the Plan Mediation Term Sheet is qualified in its entirety by reference to the PSA, a copy of which is filed herewith as Exhibit 10.5 and is incorporated herein by reference.

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

ENERGY XXI LTD

By:	/S/ BRUCE W. BUSMIRE Bruce W. Busmire Duly Authorized Officer and Chief Financial Officer
By:	/S/ HUGH A. MENOWN Hugh A. Menown Duly Authorized Officer and Executive Vice President and Chief Accounting Officer

Date: November 14, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to the Following
3.1	Altered Memorandum of Association of Energy XXI Ltd	3.1 to the Company’s Form 8-K filed on November 9, 2011
3.2	Bye-Laws of Energy XXI Ltd	3.2 to the Company’s Form 8-K filed on November 9, 2011
3.3	Certificate of Designations of Series C Junior Participating Preferred Shares of Energy XXI Ltd	3.1 to the Company’s Form 8-K filed on February 16, 2016
4.1	Rights Agreement dated as of February 15, 2016 between Energy XXI Ltd, as the Company, and Continental Stock Transfer & Trust Company, as Rights Agent	4.1 to the Company’s Form 8-K filed on February 16, 2016
10.1	Thirteenth Amendment to Second Amended and Restated First Lien Credit Agreement, dated as of February 29, 2016	10.1 to the Company’s Form 8-K filed on March 4, 2016
10.2	Fourteenth Amendment and Waiver to Second Amended and Restated First Lien Credit Agreement, dated as of March 14, 2016	10.1 to the Company’s Form 8-K filed on March 15, 2016
10.3	Restructuring Support Agreement by and among Energy XXI Ltd, Energy XXI Gulf Coast, Inc., EPL Oil & Gas, Inc., those certain additional subsidiaries of Energy XXI Ltd listed on Schedule 1 of the Restructuring Support Agreement and certain holders of the 11.000% senior secured second lien notes, dated April 11, 2016.	10.1 to the Company's Form 8-K filed on April 14, 2016
10.4	Waiver to Lease by and between Energy XXI GIGS Services, LLC and Grand Isle Corridor, LP, dated April 13, 2016.	10.2 to the Company's Form 8-K filed on April 14, 2016
10.5	Plan Support Agreement by and among the Debtors, the Second Lien Plan Support Parties, the Creditors’ Committee, the EGC Plan Support Parties and the EPL Plan Support Parties, dated November 14, 2016.	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

Exhibit Number	Exhibit Description	Incorporated by Reference to the Following
101.LAB	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith